Form 10QSB
period 2006-02-28
Security Devices International Inc.
filed 2006-04-19
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended February 28, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                Applied For
        ------------------------        --------------------------------------
        (State of incorporation)        (I.R.S. Employer Identification Number)


                              464 Old Orchard Grove
                                Toronto, Ontario
                                 Canada                     M5M 2G4
         -------------------------------------------------------------
                (Address of Principal Executive Office)     Zip Code


                                 (647) 388-1117
                       ----------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [ ]           NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes       X                   No    ______
                  ------------


As of April 15, 2006, the Company had 8,214,880 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS
                                                                      Page No

      Interim Balance Sheets as of February 28, 2006 and
        November 30, 2005                                               1-2

     Interim Statement of Operations for the three months
        ended February 28, 2006                                           3

     Interim Statement of Cash Flows for the three months
        ended February 28, 2006                                           4

     Interim Statement of Changes in Stockholders' Deficiency for
       the three months ended February 28, 2006 and nine months
       (since inception) ended November 30, 2005.                         5

     Condensed Notes to Interim Financial Statements                    6-8

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2006 and November 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)



                                      ASSETS

                                                 February 28,      November 30,
                                                     2006              2005

                                                   $                     $
     CURRENT ASSETS

        Cash                                       66,203               126



                                                   _________      _________
                                                   66,203               126
                                                   =========      =========










                See condensed notes to the financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2006 and November 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)



                                   LIABILITIES

                                                     February 28,   November 30,
                                                        2006            2005
                                                          $               $

     CURRENT LIABILITIES

        Accounts payable and accrued liabilities        98,543         16,076

        Loans from Directors/Shareholders (note 5)      12,238          8,029
                                                     ---------       ---------

                                                       110,781         24,105
                                                     ---------       ---------

                            STOCKHOLDERS' DEFICIENCY

     CAPITAL STOCK (note 4)                              7,879          6,923

     ADDITIONAL PAID-IN CAPITAL                        252,441        157,797

     DEFICIT, ACCUMULATED DURING THE
     DEVELOPMENT STAGE                                (304,898)      (188,699)
                                                     ---------       ---------
                                                       (44,578)       (23,979)
                                                     ---------       ---------
                                                        66,203            126
                                                     ---------       ---------


                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Operations
For the three months ended February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)


                                                                 For the quarter
                                                     Cumulative       ended
                                                        since      February 28,
                                                     inception         2006
                                                         $               $


     RESEARCH AND PRODUCT DEVELOPMENT COST           170,175           90,175
     OTHER OPERATING EXPENSES

        General and administration                    29,219            7,744
        Legal and accounting                          40,254           18,280
        Consulting and professional                   65,250                -
                                                -------------        ---------

     TOTAL EXPENSES                                  304,898          116,199
                                                -------------        ---------

     LOSS BEFORE INCOME TAXES                       (304,898)        (116,199)

        Income taxes                                       -                -
                                                -------------        ---------

     NET LOSS                                       (304,898)        (116,199)
                                                -------------        ---------

     Loss per share - basic and diluted                                 (0.02)

                                                                   -----------

     Weighted average common shares outstanding                     7,398,324
                                                                   -----------






                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the three months ended February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                                 For the quarter
                                                     Cumulative       ended
                                                        since      February 28,
                                                     inception         2006
                                                         $               $

   CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                        (304,898)      (116,199)
         Items not requiring an outlay of cash:
        Issue of shares for professional services       65,250              -
        Increase in accounts payable and accrued
            liabilities                                 98,543         82,467
                                                  -------------      ---------
   NET CASH USED IN OPERATING ACTIVITIES              (141,105)       (33,732)
                                                  -------------      ---------

   CASH FLOWS FROM INVESTING ACTIVITIES                      -              -
                                                  -------------      ---------

   NET CASH USED IN INVESTING ACTIVITIES                     -              -
                                                  -------------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans from directors/
        shareholders                                    12,238          4,209
      Proceeds from issuance of common shares          195,070         95,600
                                                  -------------      ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES           207,308         99,809
                                                  -------------      ---------
   NET INCREASE IN CASH AND CASH
      EQUIVALENTS FOR THE PERIOD                        66,203         66,077

      Cash and cash equivalents, beginning
        of period                                            -            126
                                                  -------------      ---------
   CASH AND CASH EQUIVALENTS, END OF                    66,203         66,203
      PERIOD                                      =============      =========

   INCOME TAXES PAID                                                        -
                                                                     =========
   INTEREST PAID                                                            -
                                                                     =========




                See condensed notes to the financial statements
                                                                         4

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Financial Statement of Changes in Stockholders' Deficiency For the three months ended February 28, 2006 and nine months (since inception)
Ended November 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)


                             Number of   Common  Additional
                               Common    Shares    Paid-in   Deficit
                               Shares    amount    Capital  accumulated   Total
                             --------- ---------  --------- -----------   -----
                                            $         $           $          $

Balance as of March 1, 2005         -          -         -          -         -

Issuance of Common shares
for professional services   6,525,000       6,525   58,725          -    65,250
Issuance of common shares
for cash                      397,880         398   99,072               99,470
Net loss for the period             -           -        -   (188,699) (188,699)
                          ------------  ---------- -------- ---------- ---------
Balance as of
November 30, 2005           6,922,880       6,923  157,797   (188,699)  (23,979)

Issuance of common shares
for cash                      956,000         956   94,644               95,600

Net loss for the quarter                                     (116,199) (116,199)
                          ------------  ---------- -------- ---------- ---------

Balance as of
February 28, 2006           7,878,880       7,879  252,441   (304,898)  (44,578)
                          ------------  ---------- -------- ---------- ---------








                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)



1. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended November 30, 2006. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

        The financial statements include the accounts of Security Devices International Inc. (the "Company"). The Company was incorporated on March 1, 2005. The first period for financial statements of the Company commenced March 1, 2005 and ended November 30, 2005. For this interim quarter for three months ended February 28, 2006, there are hence no comparative prior quarter financial statements.


   2. NATURE OF OPERATIONS AND GOING CONCERN

        The Company was incorporated under the laws of the state of Delaware on March 1, 2005. The company plans to develop and market a wireless, non-lethal weapon for use in law enforcement, defense and personal security. The company's product in the making is similar to the widely used Stun Gun, except that it can effectively incapacitate offenders from a distance as far as 30 meters without a trail of wires leading back to the launcher.

        The company has not commenced operations. It has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company's future success is dependent upon its ability to raise sufficient capital, not only to maintain its operating expenses, but to continue to develop and be able to profitably market its product. There is no guarantee that such capital will be available on acceptable terms, if at all.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)


   3. RESEARCH AND PRODUCT DEVELOPMENT

   Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.


   4. ISSUANCE OF COMMON SHARES

a)     Changes to Issued Share Capital

           i) On December 31, 2005 the Company authorized the issuance of 486,000 common shares for cash for a total consideration of $48,600.

           ii) On January 31, 2006 the Company authorized the issuance of 470,000 common shares for cash for a total consideration of $ 47,000.


b)    Purchase Warrants

           During the current quarter no warrants were issued.



   5. RELATED PARTY TRANSACTIONS

        During the quarter ended February 28, 2006 no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. The Directors made advances to the Company to meet the operating expenses. These advances of $12,238 as on February 28, 2006 are unsecured and bear interest at 4% p.a. Further, a Company Director has charged the Company a total amount of $750 for providing office space for the three month period.

        The Company's officers and directors have agreed to serve without compensation until commercial sales begin. The Company has agreed to pay a director a royalty equal to 3.5% of the Company's sales.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)



   6. INCOME TAXES

        The Company did not record any recovery for income taxes for the quarter ended February 28, 2006 as the net loss carry forwards are fully offset by a valuation allowance.


7. SUBSEQUENT EVENTS

a) Private placement offering

            On March 8, 2006 the Company closed a private placement offering of its common stock. It issued 286,000 common shares for cash received at $0.17 per share. The company also on March 8, 2006 issued 50,000 shares for services rendered as finder's fee. The net proceeds of this offering will be used primarily to meet with the legal, audit and patent costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Security Devices was incorporated on March 1, 2005 and as of April 15, 2006 had not generated any revenue.

      During the period from inception (March 1, 2005) through February 28, 2006 Security Devices' operations used $(141,105) in cash. During this period, Security Devices borrowed $12,238 from its officers and directors and raised $195,070 from the sale of its common stock in private transactions.

      In March 2006 Security Devices sold 286,000 shares of common stock in a private transaction for $50,050 in cash and issued 50,000 shares of common stock to an unrelated third party for services rendered.

      Security Devices' plan of operation during the twelve months ending February 28, 2007 is as follows:

                                                      Projected     Estimated
Activity                                           Completion Date      Cost
--------                                           ---------------  -----------

Completion of fully operational Long Range WERS
   prototype (rifle fired) for production             10/06        $177,000
Completion of fully operational Long Range WERS
   prototype (shotgun fired) for production           2/07           30,000
Design production system for Long Range WERS          2/07          536,000
                                                                  ---------
                                                                   $743,000

      Security Devices plans to develop a Short Range version of the WERS after the development to the Long Range WERS has been completed. However since the development of the Long Range WERS is not complete, Security Devices does not know the time or cost involved in developing the Short Range WERS.

      Security Devices anticipates that its capital requirements for the twelve months ending February 28, 2007 will be:

      Research and Development                $743,000
      General and administrative expenses       70,000
      Offering Expenses                         30,000
                                             ---------

           Total                              $843,000

      Security Devices' future plans will be dependent upon the amount of capital Security Devices is able to raise. By means of a registration statement on Form SB-2 Security Devices is offering for public sale up to 2,000,000 shares of its common stock at a price of $0.50 per share. As of April 15, 2006 Security

Devices had not sold any of the shares which it is offering by means of the registration statement.

      Security Devices will attempt to raise the capital which it requires through the private or public sale of its equity securities or borrowings from third parties. Security Devices does not have any commitments or arrangements from any person to provide Security Devices with any capital. If additional financing is not available when needed, Security Devices may continue to operate in its present mode or Security Devices may need to reduce its level of operations. If Security Devices continues to operate in its present mode, it will require approximately $125,000 of funding during the next twelve months.

Controls and Procedures
-----------------------

      Sheldon Kales, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          -----------------------------------------------------------

       During the three months ended February 28, 2006 the Company:

      1. Sold 1,212,000 shares of its common stock to a group of foreign investors for $140,400 in cash.

      2. Issued 50,000 shares of its common stock to an unrelated third party for services rendered, and

      3. Sold 30,000 shares of its common stock to one U.S. investor for $5,250 in cash.

      These shares referred to in 1 and 2 above were all issued to non-U.S. persons who reside outside of the United States. The negotiations and agreements relating to the issuance of these shares were made by the Company's officers (who were non-U.S. persons) from Canada or Israel. The shares are restricted from resale in the public markets for a period of one year from the date of their issuance. As of the date of this report there was no market for the Company's securities in the United States and none of the securities have been transferred since their issuance. The Company relied upon the exemption provided by Rule 901 of the Securities and Exchange Commission with respect to the sale of these shares.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the shares referred to in 3 above.

6.   EXHIBITS
     --------

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications


      The Company did not file any reports on Form 8-K during the three months ended February 28, 2006.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2006.

                                     SECURITY DEVICES INTERNATIONAL INC.


                                      By  /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon Kales, President and Principal
                                          Accounting Officer