Form 10QSB
period 2006-05-31
Security Devices International Inc.
filed 2006-06-29
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarterly period ended May 31, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              Applied For
        ------------------------        ---------------------------------------
        (State of incorporation)        (I.R.S. Employer Identification Number)


                              464 Old Orchard Grove
                                Toronto, Ontario
                                 Canada                 M5M 2G4
                -----------------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (647) 388-1117
                     -------------------------------------
              (Registrant's telephone number, including area code)


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

            Yes       X                   No    ______
                  ------------


As of June 20, 2006, the Company had 8,214,880 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                                                       Page No

Interim Balance Sheets as of May 31, 2006 and November 30, 2005           1

Interim Statement of Operations for the six months and three months
   ended May 31, 2006 and May 31, 2005.                                   2

Interim Statement of Cash Flows for the six months
   ended May 31, 2006 and May 31, 2005.                                   3

Interim Statement of Changes in Stockholders' Deficiency for the
  six months ended May 31, 2006 and nine months
   (since inception) ended November 30, 2005.                             4

Condensed Notes to Interim Financial Statements                         5-7

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets As at May 31, 2006 and November 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)


                                     ASSETS

                                                   May 31,       November 30,
                                                    2006             2005
                                                 ----------      ------------
CURRENT ASSETS
   Cash                                            109,870              126
                                                 ----------      ------------
                                                   109,870              126

                                   LIABILITIES


                                                   May 31,       November 30,
                                                    2006             2005
                                                 ----------      ------------
CURRENT LIABILITIES
   Accounts payable and accrued liabilities          6,400           16,076
   Loans from Directors/Shareholders (note 5)       12,559            8,029
                                                 ----------      ------------
                                                    18,959           24,105
                                                 ----------      ------------

                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 4)                               8,215            6,923

STOCK SUBSCRIPTION (note 6)                            500

ADDITIONAL PAID-IN CAPITAL                         410,405          157,797

DEFICIT, ACCUMULATED DURING THE
 DEVELOPMENT STAGE                                (328,209)        (188,699)
                                                 ----------      ------------

                                                    90,911          (23,979)
                                                 ----------      ------------

                                                   109,870             126
                                                 ==========      ============



                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
 (A Development Stage Enterprise)
 Interim Statement of Operations
 For the six months and three months ended May 31, 2006 and May 31, 2005 (Amounts expressed in US Dollars)
 (Unaudited)


                                              For the     For the     For the
                                             six months  six months  three months      For the
                                Cumulative     ended       ended        ended        three months
                                  since        May 31,    May 31,      May 31,          ended
                                inception       2006       2005         2006         May 31, 2005
                                ----------   ----------  ----------  ------------   -------------
                                    $             $           $           $                $

RESEARCH AND PRODUCT
  DEVELOPMENT COST                170,175       90,175      33,000            --          33,000

   OTHER OPERATING EXPENSES

    General and administration     35,943       14,468       4,060         6,724           4,060
    Legal and accounting           48,091       26,117         689         7,837             689
    Consulting and professional    74,000        8,750      65,250         8,750          65,250
                                ----------   ----------  ----------  ------------   -------------

   TOTAL EXPENSES                 328,209      139,510     102,999        23,311         102,999
                                ----------   ----------  ----------  ------------   -------------

   LOSS BEFORE INCOME TAXES      (328,209)    (139,510)   (102,999)      (23,311)       (102,999)

     Income taxes                      --           --          --            --              --
                                ----------   ----------  ----------  ------------   -------------

   NET LOSS                      (328,209)    (139,510)   (102,999)      (23,311)       (102,999)
                                ----------   ----------  ----------  ------------   -------------

Loss per share - basic
 and diluted                                    (0.018)     (0.016)       (0.003)        (0.016)
                                             ----------  ----------  ------------   -------------

Weighted average common shares
 outstanding                                 7,798,166   6,580,710     8,189,315      6,580,710
                                             ----------  ----------  ------------   -------------




                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the six months ended May 31, 2006 and May 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                           For the     For the
                                                          six months  six months
                                             Cumulative     ended       ended
                                                since       May 31,    May 31,
                                              inception      2006       2005
                                              ----------  ----------  ----------
                                                   $           $           $

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                      (328,209)    (139,510)   (102,999)

 Items not requiring an outlay of cash:
   Issue of shares for professional services    74,000        8,750      65,250
   Increase/(Decrease) in accounts payable
    and accrued liabilities                      6,400       (9,676)     (4,311)
                                              ----------  ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES         (247,809)    (140,436)    (42,060)

CASH FLOWS FROM INVESTING ACTIVITIES                --           --          --
                                              ----------  ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES               --           --          --
                                              ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in loans from directors/shareholders  12,559        4,530         150

 Proceeds from issuance of common shares       245,120      145,650      89,470

 Stock subscriptions received                  100,000      100,000          --
                                              ----------  ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES      357,679      250,180      89,620
                                              ----------  ----------  ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                  109,870      109,744      47,560

 Cash and cash equivalents, beginning
  of period                                         --          126          --
                                              ----------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD       109,870      109,870      47,560
                                              ==========  ==========  ==========
INCOME TAXES PAID                                                --          --
                                                          ==========  ==========

INTEREST PAID                                                    --          --
                                                          ==========  ==========


                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Deficiency
For the six months ended May 31, 2006 and nine months (since inception) Ended November 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)


                                 Number of     Common   Additional  Common
                                  Common       Shares    Paid-in     Stock      Deficit
                                  Shares       amount    Capital   Subscribed  Accumulated       Total
                                 ---------     ------   ---------  ----------  -----------       -----
                                                  $         $                       $              $

Balance as of March 1, 2005            --          --         --          --           --            --

Issuance of common shares
 for professional services      6,525,000       6,525     58,725          --                     65,250
Issuance of common shares
 for cash                         397,880         398     99,072          --                     99,470
Net loss for the period                --          --         --    (188,699)                  (188,699)
                                 ---------     ------   ---------  ----------  -----------    -----------

November 30, 2005               6,922,880       6,923    157,797          --      (188,699)     (23,979)

Issuance of common shares
 for cash                         956,000         956     94,644                                 95,600

Issuance of common shares
 for cash                         286,000         286     49,764                                 50,050
Issuance of common shares
 to consultant for services        50,000          50      8,700                                  8,750
Stock Subscriptions                                       99,500          500                   100,000
Net loss for the period                --          --         --           --    (139,510)     (139,510)
                                 ---------     ------   ---------  ----------  -----------    -----------

Balance as of May 31, 2006      8,214,880       8,215    410,405          500    (328,209)       90,911
                                 ---------     ------   ---------  ----------  -----------    -----------




                 See condensed notes to the financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)


1. BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended November 30, 2006. Interim financial statements should be read in conjunction with the Company's audited financial statements for the nine-month period ended November 30, 2005.

        The financial statements include the accounts of Security Devices International Inc. (the "Company"). The Company was incorporated on March 1, 2005. The first period for financial statements of the Company commenced March 1, 2005 and ended November 30, 2005. As such, the results for the prior comparative period for six months and three months ended May 31, 2005 are the same.


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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)


     4. ISSUANCE OF COMMON SHARES

a)     Changes to Issued Share Capital

           i) On December 31, 2005 the Company authorized the issuance of 486,000 common shares for cash for a total consideration of $48,600.

           ii) On January 31, 2006 the Company authorized the issuance of 470,000 common shares for cash for a total consideration of $ 47,000.

          iii) On March 8, 2006 the Company authorized the issuance of 286,000 common shares for cash @ $0.175 per share for a total consideration of $50,050. On the same day, the Company authorized the issuance of 50,000 shares to a consultant for the services rendered as finder's fees. These services were valued @$0.175 per common share and expensed as consulting fees in the amount of $8,750.


b)    Purchase Warrants

           During the current quarter no warrants were issued.


        5. RELATED PARTY TRANSACTIONS

            During the six month period ended May 31, 2006 no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. The Directors made advances to the Company to meet the operating expenses. These advances of $12,559 as on May 31, 2006 are unsecured and bear interest at 4% p.a. Further, a Company Director has charged the Company a total amount of $1,500 for providing office space for the six month period.

            The Company's officers and directors have agreed to serve without compensation until commercial sales begin. The Company has agreed to pay a director a royalty equal to 3.5% of the Company's sales

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)



6. COMMON STOCK SUBSCRIPTION

            By means of a prospectus dated May 5, 2006 the Company offered to the public up to 2,000,000 shares of its common stock at a price of $0.20 per share. These shares were offered by the Company through its officers on a "best efforts" basis. The Company plans to close the offering on June 30, 2006, however, it may at its discretion end the offering sooner or extend the offering to September 30, 2006. All funds raised are being directly received by the Company.

            The Company estimates the expenses for the offering at $45,000 and intends to use the net proceeds from the sale of the shares it is offering, for research and development and general and administrative expenses.


         7. INCOME TAXES

            The Company did not record any recovery for income taxes for the period ended May 31, 2006 as the net loss carry forwards are fully offset by a valuation allowance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Security Devices was incorporated on March 1, 2005 and as of June 20, 2006 had not generated any revenue.

      During the period from inception (March 1, 2005) through May 31, 2006 Security Devices' operations used $247,809 in cash. During this period, Security Devices borrowed $12,559 from its officers and directors, raised $245,120 from the sale of its common stock in private transactions and raised $100,000 from the public sale of its shares.

      Security Devices' plan of operation during the twelve months ending May 31, 2007 is as follows:

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

      Security Devices anticipates that its capital requirements for the twelve months ending May 31, 2007 will be:

      Research and Development                $743,000
      General and administrative expenses       70,000
      Offering Expenses                         30,000
                                             ---------
           Total                              $843,000
                                             =========

      Security Devices' future plans will be dependent upon the amount of capital Security Devices is able to raise. By means of a registration statement on Form SB-2 Security Devices is offering for public sale up to 2,000,000 shares of its common stock at a price of $0.20 per share. As of June 20, 2006 Security Devices had sold 500,000 shares by means of the registration statement.

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

Controls and Procedures
-----------------------

      Sheldon Kales, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          -----------------------------------------------------------

       During the six months ended May 31, 2006 the Company:

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

6.   EXHIBITS
     --------

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications


      The Company did not file any reports on Form 8-K during the three months ended May 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2006.

                                     SECURITY DEVICES INTERNATIONAL INC.


                                      By  /s/ Sheldon Kales
                                          --------------------------------------
                                          Sheldon Kales, President and Principal
                                          Accounting Officer