Form 10QSB
period 2006-08-31
Security Devices International Inc.
filed 2006-10-11
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended August 31, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                Applied For
        (State of incorporation)         (I.R.S. Employer Identification Number)


                              464 Old Orchard Grove
                                Toronto, Ontario
                                     Canada                     M5M 2G4
                  ------------------------------------------------------
                     (Address of Principal Executive Office)   Zip Code


                                 (647) 388-1117
                     --------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No      X
                  ------------                --------


As of October 9, 2006, the Company had 10,214,880 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                                                       Page No
                                                                       -------

Interim Balance Sheets as of August 31, 2006 and November 30, 2005        1

Interim Statement of Operations for the nine months and three months
   ended August 31, 2006 and August 31, 2005.                             2

Interim Statement of Cash Flows for the nine months
   ended August 31, 2006 and August 31, 2005.                             3

Interim Statement of Changes in Stockholders' Equity (Deficiency)
  for the nine months ended August 31, 2006 and nine months
  (since inception) ended November 30, 2005.                              4

Condensed Notes to Interim Financial Statements                         5-7

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at August 31, 2006 and November 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)


ASSETS

                                                 August 31,      November 30,
                                                   2006              2005
                                                 ----------      ------------
CURRENT ASSETS
        Cash                                       254,405              126
                                                 =========         ========

LIABILITIES


                                                 August 31,      November 30,
                                                   2006              2005
                                                 ----------      ------------
  CURRENT LIABILITIES
     Accounts payable and accrued liabilities        9,160           16,076
     Loans from Directors/Shareholders (note 5)      8,787            8,029
                                                 ---------        ---------

                                                    17,947           24,105
                                                 ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)

     CAPITAL STOCK (note 4)                         10,215            6,923


     ADDITIONAL PAID-IN CAPITAL                    708,905          157,797

     DEFICIT, ACCUMULATED DURING THE
          DEVELOPMENT STAGE                       (482,662)        (188,699)
                                                 ---------        ---------
                                                   236,458          (23,979)
                                                 ---------        ---------
                                                   254,405              126
                                                 =========        =========



             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
 (A Development Stage Enterprise)
 Interim Statement of Operations
 For the nine months and three months ended August 31, 2006 and August 31, 2005 (Amounts expressed in US Dollars)
 (Unaudited)


                                                For the      For the        For the       For the
                                              nine months   nine months   three months  three months
                                 Cumulative      ended        ended          ended         ended
                                   since       August 31,    August 31,    August 31,    August 31,
                                 inception       2006          2005          2006           2005
                                 ---------    -----------   -----------   ------------  ------------
                                     $            $              $              $             $

RESEARCH AND PRODUCT
  DEVELOPMENT COST                298,200        218,200        70,000        128,025        37,000

   OTHER OPERATING EXPENSES

     General and administration    49,546         28,071        17,229         13,603        13,168
     Legal and accounting          60,916         38,942           898         12,825           210
     Consulting and professional   74,000          8,750        65,250              -             -
                                 ---------    -----------   -----------   ------------  ------------

   TOTAL EXPENSES                 482,662        293,963       153,377        154,453        50,378
                                 ---------    -----------   -----------   ------------  ------------

   LOSS BEFORE INCOME TAXES      (482,662)      (293,963)     (153,377)      (154,453)      (50,378)

         Income taxes                   -              -             -              -             -
                                 ---------    -----------   -----------   ------------  ------------

   NET LOSS                      (482,662)      (293,963)     (153,377)      (154,453)      (50,378)
                                 ---------    -----------   -----------   ------------  ------------

Loss per share - basic and diluted                 (0.04)        (0.02)         (0.02)        (0.01)
                                              -----------   -----------   ------------  ------------

Weighted average common shares outstanding     7,989,179     6,771,360      8,367,054     6,962,010
                                              -----------   -----------   ------------  ------------



            See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the nine months ended August 31, 2006 and August 31, 2005 (Amounts expressed in US Dollars) (Unaudited)


                                                              For the     For the
                                                            nine months  nine months
                                               Cumulative      ended       ended
                                                  since      August 31,   August 31,
                                                inception      2006         2005
                                               ----------   -----------  -----------
                                                    $               $          $
$
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                      (482,662)    (293,963)     (153,377)
   Items not requiring an outlay of cash:
    Issue of shares for professional services     74,000        8,750        65,250
    Increase/(Decrease) in accounts payable and
          accrued liabilities                      9,160       (6,916)       (3,791)
                                               ----------   -----------  -----------

NET CASH USED IN OPERATING ACTIVITIES           (399,502)    (292,129)      (91,918)

CASH FLOWS FROM INVESTING ACTIVITIES                  --           --            --
                                               ----------   -----------  -----------

NET CASH USED IN INVESTING ACTIVITIES                 --           --            --
                                               ----------   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in loans from directors/shareholders   8,787          758           150

   Proceeds from issuance of common shares       645,120      545,650        99,470


NET CASH PROVIDED BY FINANCING ACTIVITIES        653,907      546,408        99,620
                                               ----------   -----------  -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                    254,405      254,279         7,702


   Cash and cash equivalents, beginning
    of period                                         --          126             -
                                               ----------   -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         254,405      254,405         7,702
                                               ==========   ===========  ===========

INCOME TAXES PAID                                                  --            --
                                                            ===========  ===========

INTEREST PAID                                                      --            --
                                                            ===========  ===========


             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity (Deficiency) For the nine months ended August 31, 2006 and nine months (since inception) ended November 30, 2005 (Amounts expressed in US Dollars) (Unaudited)


                             Number of   Common   Additional
                              Common     Shares    Paid-in             Deficit
                              Shares     amount    Capital           Accumulated     Total
                             ---------   ------   -----------        ------------    -----
                                            $          $                   $           $

Balance as of March 1, 2005        --       --           --                  --         --

Issuance of common shares
  for professional services 6,525,000    6,525       58,725                  --     65,250
Issuance of common shares
    for cash                  397,880      398       99,072                  --     99,470
Net loss for the period            --       --           --            (188,699)  (188,699)
                             ---------   ------   -----------        ------------    -----

November 30, 2005           6,922,880    6,923      157,797            (188,699)  (23,979)

Issuance of common shares
   for cash                   956,000      956       94,644                  --    95,600

Issuance of common shares
   for cash                   286,000      286       49,764                  --    50,050
Issuance of common shares
    to consultant for services 50,000       50        8,700                  --     8,750
Issuance of common shares
   for cash                 2,000,000    2,000      398,000                  --   400,000
Net loss for the period            --       --           --            (293,963) (293,963)
                             ---------   ------   -----------        ----------- --------

Balance as of
August 31, 2006             10,214,880  10,215       708,905           (482,662)  236,458
                           ===========  =======   ===========        ============ =======




             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)



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

          iv) By means of a prospectus dated May 5, 2006 the Company offered to the public up to 2,000,000 shares of its common stock at a price of $0.20 per share. The Company closed the offering on July 31, 2006 after receiving consideration of $400,000 and issued 2,000,000 common shares in August, 2006.


        b)    Purchase Warrants

           During the current quarter no warrants were issued.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)



        5. RELATED PARTY TRANSACTIONS

            During the nine month period ended May 31, 2006 no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. The Directors made advances to the Company to meet the operating expenses. These advances of $8,787 as on August 31, 2006 are unsecured and bear interest at 4% p.a. Further, a Company Director has charged the Company a total amount of $2,250 for providing office space for the nine month period ended August 31, 2006.
            The Company's officers and directors have agreed to serve without compensation until commercial sales begin. The Company has agreed to pay a director a royalty equal to 3.5% of the Company's sales



        6. LISTING OF COMMON STOCK

            The common stock of the Company was listed for trading on the OTC Bulletin Board under the symbol "SDEV" effective August 28, 2006.


         7. INCOME TAXES

            The Company did not record any recovery for income taxes for the period ended August 31, 2006 as the net loss carry forwards are fully offset by a valuation allowance

         8. SUBSEQUENT EVENT

            By means of a prospectus dated September 7, 2006 a number of shareholders of the Company are offering to sell up to 2,814,880 common shares at a price of $0.20 per share. The Company will not record any proceeds for the sale of the common stock by the selling stockholders.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Security Devices International was incorporated on March 1, 2005 and as of October 10, 2006 had not generated any revenue.

     Security Devices is developing a wireless, non-lethal weapon for use in law enforcement, defense and personal security. Known as the W-EMDT Wireless Electro-Muscular Disruption Technology, (previously referred to as the "WERS"), Security Devices' weapon will be similar to the widely used Stun Gun and TASER(R), except that it will be able to effectively incapacitate offenders from a distance as far as 30 meters without a trail of wires leading back to the launcher. The W-EMDT weapon will have a range which is more than four times farther than TASER(R), providing a significant safety advantage for law enforcement officers and security personnel.

      During the period from inception (March 1, 2005) through August 31, 2006 Security Devices' operations used $(399,502) in cash. During this period, Security Devices borrowed $8,787 (net) from its officers and directors, raised $245,120 from the sale of its common stock in private transactions and raised $400,000 from the public sale of its shares.

      Security Devices' plan of operation during the twelve months ending August 31, 2007 is as follows:

                                                      Projected     Estimated
Activity                                           Completion Date      Cost
--------                                           ---------------  -----------

Completion of fully operational Long Range W-EMDT
   prototype (rifle fired) for production                10/06        $177,000
Completion of fully operational Long Range W-EMDT
   prototype (shotgun fired) for production              2/07           30,000
Design production system for Long Range W-EMDT           2/07          536,000
                                                                     ---------
                                                                      $743,000
                                                                     =========

      Security Devices plans to develop a Short Range version of the W-EMDT after the development to the Long Range W-EMDT has been completed. However since the development of the Long Range W-EMDT is not complete, Security Devices does not know the time or cost involved in developing the Short Range W-EMDT.

      Security Devices anticipates that its capital requirements for the twelve months ending August 31, 2007 will be:

      Research and Development                $743,000
      General and administrative expenses       70,000
      Offering Expenses                         30,000
                                              --------
           Total                              $843,000
                                              ========

      Security Devices' future plans will be dependent upon the amount of capital Security Devices is able to raise.

     Security Devices will attempt to raise any additional capital which it may need through the private or public sale of its equity securities or borrowings from third parties. Security Devices does not have any commitments or arrangements from any person to provide Security Devices with any capital. If additional financing is not available when needed, Security Devices may continue to operate in its present mode or Security Devices may need to reduce its level of operations.

Controls and Procedures

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

                                     PART II


6.   EXHIBITS

      The following exhibits are filed with this report:

       Number                    Description

         31                      Rule 13a-14(a)/15d-14(a) certifications
         32                      Section 1350 certifications

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on October 9, 2006.

                                 SECURITY DEVICES INTERNATIONAL INC.


                                  By /s/ Sheldon Kales
                                     -------------------------------------
                                     Sheldon Kales, President and Principal
                                       Accounting Officer