Form 10KSB
period 2006-11-30
Security Devices International Inc.
filed 2007-02-28
CIK 1354866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2006
                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

Commission File No.    None

                            SECURITIY DEVICES INTERNATIONAL INC.
                            ------------------------------------
                        (Name of Small Business Issuer in its charter)

                Delaware                               Applied For
         ------------------------                ------------------------
         (State of incorporation)                   (IRS Employer
                                                   Identification No.)
      120 Adelaide Street West
           Suite 2500
     Toronto, Ontario Canada                                    M5H 1T1
   -------------------------------------                      -----------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (416) 787-1871 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                      None
                           -------------------------
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X                  No
                        ------                  ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                            Yes             No   X
                                                 -----         -----

The Company's revenues during the year ended November 30, 2006 were $   -0-   .
                                                                     ---------

The aggregate market value of the voting stock held by non-affiliates of the Company (9,046,550 shares) on February 15, 2007 was approximately $28,044,000.

Documents incorporated by reference:      None

As of February 15, 2007, the Company had 13,701,050 issued and outstanding shares of common stock.


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding the Company's financial position, business strategy, plans and objectives, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

ITEM 1.  BUSINESS

     Security Devices International Inc. was incorporated in Delaware on March 1, 2005.

      SDI is currently in the advanced stages of developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security applications.

      SDI's LEKTROX system was developed by Elad Engineering, Israel, assisted by:

o Dr. Nathan Blaunstein, Professor of Electrical and Computer Engineering at Ben-Gurion University, specializing in Wireless Cellular Communication, radio physics, and electronics;

o Dr. Yoav Paz, a heart and chest surgery specialist at the Hadassah Medical Center, Jerusalem, member of the European Society of Cardiology; and

o Emanuel Mendes, an electrical engineer at the forefront of Israel's R&D for almost 50 years.

      SDI's strategic collaboration with Elad resulted in the patent pending LEKTROX system. Featuring the unique extended range Wireless Electro-Muscular Disruption Technology, (or "W-EMDT"), SDI's first products, the LEKTROX 37/38mm and 40mm round ammunition will be ready for the market in 2007 with a 12-guage version to be introduced later.

      LEKTROX has been specially designed for use with standards issue riot guns, M203 grenade launchers and regular 12-guage shotguns. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training.

      LEKTROX is a 3rd generation electric solution. First generation solutions were electric batons and hand-held stun guns which had a range of arm's length. 2nd generation were the wired electric charge solutions. 3rd generation are the wireless electric bullets. Currently, there is still no 3rd generation wireless electric bullet on the market.

      LEKTROX is being specifically developed to achieve the highest operational success at the greatest distance of those known to be currently in development. Causing instant target incapacitation up to distances of 60 yards, the LEKTOX will give maximum field superiority to military personnel, law enforcement officers and other security operatives in situations that do not call for the use of lethal ammunition.

      The LEKTROX Electric Bullet is totally safe in storage, transportation, handling and loading. Locked in safe mode until its internal electric and mechanical systems are activated by contact with the target, LEKTROX eliminates any possibility of the round's accidental charging.

      Exploiting proven fin technologies, the LEKTROX Electric Bullet maintains excellent stability for the highest possible accuracy. In addition LEKTROX achieves distances way beyond those reached by previous generation, wired electric ammunition systems.

      In addition to achieving a greater range, the LEKTROX delivers new levels of effectiveness and safety through the use of

o    Unique mechanisms that reduce the projectile's kinetic energy
o W-EMDT that instantly incapacitates the target without causing serious injury or lethality.

      To reduce kinetic energy levels, the bullet's head is composed of a collapsible material that enlarges the contact surface and absorbs part of the impact. Additional energy is transferred to other absorption mechanisms that use the energy to release the Multiple Mini-Harpoon mechanism and activate the built-in electrical system.

      When released, the mini-harpoons fix the bullet irremovably to the target's clothing or body. At the same time, the bullet's electrical system releases a W-EMDT charge that imitates the electro-neural impulses used by the human body. Sending out a control signal to the muscles, this high voltage low current pulse safely overrides the target's nervous system inducing a harmless muscle spasm that causes them to fall to the ground helpless.

      Operating at lower than critical cardio-fibrillation levels, the LEKTROX W-EMDT electric output has been designed in line with stringent medical equipment standards that protect patients from permanent injury. Enabling full recovery with no clinical after effects, LEKTROX helps decreases liability for wrongful injury or death.

      When introduced, the Short Range LEKTROX will have a safe firing range of 2-10 yards and will be fired from a proprietary system powered by a pressurized air cartridge. Simple to operate, this laser-aiming system will be point and fire exactly as they would with a standard pistol trigger. The round will fire with low recoil enabling a quick firing of a second or third round if necessary.

      The cost of manufacturing a LEKTROX electrical round is estimated to be between $10 and $12. An electric round is estimated to sell at a retail price between $60 and $75. In comparison, rubber, smoke or stun rounds typically sell for $20 to $28. A cartridge for the TASER(R) sells for approximately $60.

      The cost to manufacture a launcher for the Short Range LEKTROX is estimated to be $150. SDI estimates that the short range launcher will sell at a retail price of approximately $875 per unit. In comparison, the X26c Citizen Defense System (PISTOL) sells for approximately $1,000.

      SDI anticipates that most of its revenues will be generated from initial and repeat sales of electrical rounds.

      As of January 31, 2007 SDI has completed the following steps in the development of the LEKTROX:

o    Design and testing of ballistic  rounds.
o    Production of various ballistic rounds.
o    Design of  `electrical  arms' to adhere to  clothing  or skin.
o    Design of safety/armed mechanism.
o    Production of mechanical systems.
o    Design of electrical system.
o    Production of electrical system.
o Integration and assembly of mechanical and electrical sub-systems for electrical rounds.

Key steps to be completed include:

o    Testing of different ballistic rounds.
o    Production of completed rounds.
o    Powder loading testing.
o    Testing of complete electrical rounds.
o    Adjustment of electrical rounds based on test results.
o    Testing with military and law enforcement organizations.
o    Completion of fully operational Long Range LEKTROX for production.
o    Clinical testing on animals and humans.

      See Item 6 of this report for information regarding the cost and timing of the remaining steps in the development of the LEKTROX.

      The electrical aspects of the LEKTROX are being developed by Emanuel Mendez and assisted by D.P. Electronic Systems, Ltd., a company controlled by Alexander Blaunshtein. Alexander Blaunshtein is a principal shareholder of SDI and is the son of Natan Blaunstein, who is one of SDI's directors. During the period from its inception (March 1, 2005) through January 31, 2007 SDI paid $106,100 to D.P. Electronic Systems.

      The mechanical development of the LEKTROX is being completed by Elad Engineering Ltd., an Israeli company which has designed weapons for the Israeli Military. During the period from its inception (March 1, 2005) to January 31, 2007 SDI paid $509,200 to Elad Engineering for research and development.

      SDI does not have written agreements with Elad Engineering or D.P. Electronic Systems for work relating to the development of the LEKTROX.

      Once operational prototypes are completed, SDI plans to joint venture or license the LEKTROX to larger companies which have the financial capability, expertise and relationships for manufacturing, distribution, marketing, sales and training. As of February 15, 2007 SDI has not entered into any joint venture or licensing agreements.

Competition

      The primary competitive factors in the market for non-lethal weapons are a weapon's cost, effectiveness, and ease of use.

   In the military market a wide variety of weapon systems are used. Conducted energy devices, such as the LEKTROX, have gained increased acceptance during the last two years as a result of the increased role of military personnel in Iraq and Afghanistan. Conducted energy weapons have gained limited acceptance in the private citizen market for non-lethal weapons.

      SDI's primary competitors will be Taser International, Inc. and Stinger Systems, Inc. The LEKTROX will also compete indirectly with a variety of other non-lethal alternatives, including pepper spray and impact weapons sold by companies such as Armor Holdings, Inc. and Jaycor, Inc.

      SDI believes that its competitive advantage will be the ability of the LEKTROX to effectively incapacitate offenders from a distance as far as 75 meters without a trail of wires leading back to the launcher. Stun Gun operators must be in direct physical contact with combatants while the TASER(R) has a range of less than seven meters. In contrast, the LEKTROX will be designed to have a range which is over four times farther that TASER(R), providing a significant safety advantage for enforcement officers and security personnel.

Patents

     Two patent applications, one for the electrical mechanism and the other for the mechanical mechanism of the LEKTROX, have been filed by SDI with the U.S. Patent Office.

      SDI does not hold any foreign patents.

      SDI's patents may not protect its proprietary technology. In addition, other companies may develop products similar to the LEKTROX or avoid patents held by SDI. Disputes may arise between SDI and others as to the scope and validity of its patents. Any defense of its patents could prove costly and time consuming and SDI may not be in a position, or may not consider it advisable, to carry on such a defense. In addition, others may acquire or independently develop the same or similar unpatented proprietary technology used by SDI.

Government Regulation

      Under current regulations the LEKTROX will be considered a crime control product by the United States Department of Commerce and the export of the LEKTROX will be regulated under export administration regulations. As a result, export licenses from the Department of Commerce will be required for all shipments to foreign countries other than Canada. In addition, the Department of Commerce has regulations which may restrict the export of technology used in the LEKTROX.

      The LEKTROX will be controlled, restricted or its use prohibited by several state and local governments. In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Many states have regulations restricting the sale of stun guns and hand-held shock devices, such as the LEKTROX, to private citizens or security personnel.

      Foreign regulations pertaining to non-lethal weapons are numerous and often unclear and a number of countries prohibit devices similar to the LEKTROX.

General

      As of February 15, 2007 SDI did not have any full-time employees.

      SDI's offices are located at 120 Adelaide Street West, Suite 2500, Toronto, Ontario, Canada M5H 1T1. SDI's leases this space on a month-to-month basis at a rate of $1,000 per month. SDI's offices are expected to be adequate to meet SDI's foreseeable future needs.

      SDI's website is www.lektrox.com.

ITEM 2.  DESCRIPTION OF PROPERTY

      See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

      SDI is not involved in any legal proceedings and SDI does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      On August 28, 2006 SDI's common stock was listed on the OTC Bulletin Board under the symbol "SDEV". The following shows the high and low closing prices for SDI's common stock for the months indicated:

      Month                       High        Low

      September 2006             $0.80       $0.15
      October 2006               $0.77       $0.65
      November 2006              $2.25       $0.60
      December 2006              $2.02       $1.75
      January 2007               $3.65       $1.75

      As of February 15, 2007, SDI had approximately 200 shareholders and 13,701,050 outstanding shares of common stock.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

       SDI's Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow SDI's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of SDI's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by SDI's management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      SDI was incorporated on March 1, 2005 and as of February 15, 2007 has not yet generated any revenue.

      During the year ended November 30, 2006 capital became available to SDI and as a result SDI was able to spend more on research and product development.

      During the period from inception (March 1, 2005) through November 30, 2006 SDI's operations used $(625,999) in cash. During this period:

o    SDI borrowed $4,227 (net) from its officers and directors,

o raised $425,105 from the sale of 1,839,880 shares of common stock to private investors,

o raised $400,000 from the public sale of 2,000,000 shares of common stock at a price of $0.20 per share, and

o    raised $1,165,500 from subscriptions for common stock, and

o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.

      SDI is a defence technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios.

      SDI's plan of operation during the twelve month period ending November 30, 2007 is as follows:
                                                       Projected      Estimated
Activity                                             Completion Date     Cost
--------                                             ---------------  ---------

Completion of fully operational Long Range LEKTROX
   prototype (37-38 MM) up to production file:           3/07         $120,000

Completion of fully operational Long Range LEKTROX
   prototype (40 MM) up to production file:              3/07         $129,000

Completion of mechanical and electrical Long Range
   LEKTROX  prototype (12 GUAGE)                         12/07        $536,000

      SDI plans to develop a Short Range version of the LEKTROX after the development to the Long Range LEKTROX has been completed. However, since the development of the Long Range LEKTROX is not yet complete, SDI does not know the time or cost involved in developing a Short Range LEKTROX.

      SDI did not have any material future contractual obligations as of November 30, 2006.

      SDI anticipates that its capital requirements for the twelve month period ending November 30, 2007 will be:

      Research and Development                $785,000
      General and administrative expenses       70,000
      Patent filings                            20,000
                                            ----------

           Total                              $875,000

      SDI does not anticipate that it will need to hire any employees prior to March 31, 2007. SDI's future plans will be dependent upon the amount of capital it is able to raise.

      SDI will attempt to raise capital through the private sale of its equity securities or borrowings from third party lenders. SDI has no commitments or arrangements from any persons to provide SDI with additional capital. SDI does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

ITEM 7.    FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

      Not applicable

ITEM 8A.  CONTROLS AND PROCEDURES

      Sheldon Kales, SDI's Chief Executive Officer, and Rakesh Malhotra, SDI's Principal Financial Officer, have evaluated the effectiveness of SDI's disclosure controls and procedures as of the end of the period covered by this report and in their opinion SDI's disclosure controls and procedures are effective to ensure that material information relating to SDI is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in SDI's internal controls or in other factors that could significantly affect SDI's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in SDI's internal controls were required.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Name                Age    Position

    Sheldon Kales        50    Chief Executive Officer and a Director
    Natan Blaunstein     57    Vice President of Research and Development,
                                 Chief Scientist and a Director
    Boaz Dor             52    Secretary and a Director
    Rakesh Malhotra      50    Chief Financial Officer
    Gregory Sullivan     40    Director

      The directors of SDI serve until the first annual meeting of its shareholders and until their successors have been duly elected and qualified. The officers serve at the discretion of SDI's directors.

Sheldon Kales has been an officer and director of SDI since March 2005. Since February 2004 Mr. Kales has been working on the development of the LEKTROX. Between January 2000 and February 2004 Mr. Kales was the President of Yangtze Telecom, a company which provides messaging and related services for cell phone users in China. Mr. Kales founded, and between 1985 and 2001, operated Argus Investigation Services.

Dr. Natan Blaunstein has been an officer of SDI since March 2005 and one of its directors since April 2005. Dr. Blaunstein has been a associate professor at Ben-Gurion University (Israel) since 1993 and is presently a Professor in the University's Department of Communication Systems Engineering and a professor in the Wireless Cellular Communication Program of Holon Institute and Ruppin Scientific Center (Israel). He was previously an engineer, a lecturer and then, from 1984 to 1992, a senior scientist, an associate professor and a professor at State University, Beltsy, Moldova, former USSR. Dr. Blaunstein received an MSc in Radiophysics and Electronics from Tomsk University, Tomsk, Russia, in 1972, and PhD and DSc degrees in Radiophysics and Electronics from the Institute of Geomagnetism, Ionosphere and Radiowave Propagation (IZMIR), Academy of Science USSR, Moscow, Russia, in 1985 and 1991, respectively.

Boaz Dor has been a director of SDI since April 2005 and its Secretary since March 15, 2006. Mr. Dor served in the Israeli Defense Forces from 1972 to 1975. Recruited by the Israeli Secret Services, Mr. Dor was assigned to the
International Security Division for Aviation Security for the Israeli Government, eventually assuming the position of Head of Security for the Embassy of Israel and El Al Israel Airlines in Cairo, Egypt, and later, as Vice-Consul and Head of Security for the Israeli Consulate in Toronto and Western Canada and El Al Israel Airlines. In 1989, Mr. Dor resigned from the public sector to open a security consulting firm. In 1991, he was appointed executive director of security for the Seabeco Group of Companies where Mr. Dor oversaw international operations in Switzerland, Belgium, Russia, New York and Toronto. Since 2000 Mr. Dor has owned and operated Ozone Water Systems Inc., a water purification company.

Rakesh Malhotra has been SDI's Chief Financial Officer since January 7, 2007. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Chartered Accountant (CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) from the University of Delhi (India) and worked for A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as a Chartered Accountant for over ten years in New Delhi, Mr.
Malhotra moved to the Middle East and worked for five years with the International Bahwan Group in a senior finance position. Between 2000 and 2001 Mr. Malhotra worked as a Chartered Accountant with a medium sized accounting firm in Toronto and then worked for five years as the Vice President of Finance for a private group of companies in Toronto. Since 2005 Mr. Malhotra has been the Chief Financial Officer for Yukon Gold Corporation Inc. and a consultant to a number of public companies.

Gregory Sullivan has been a director of SDI since April 2005. Mr. Sullivan has been a law enforcement officer for the past 20 years. During his law enforcement career, Mr. Sullivan has trained with federal, state and municipal agencies in the United States, Canada and the Caribbean and has gained extensive experience in the use of lethal and non-lethal weapons. Mr. Sullivan has also trained personnel employed by both public and private agencies in the use of force and firearms. Mr. Sullivan served four years with the military reserves in Canada.

     None of SDI's directors are independent as that term is defined in section 121(A) of the listing standards of the American Stock Exchange.

     SDI does not have a compensation committee or an audit committee. Rakesh Malhotra is SDI's financial expert. However, since he is an officer of SDI Mr. Malhotra is not independent as that term is defined in section 121(A) of the listing standards of the American Stock Exchange.

     SDI has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. SDI does not believe a Code of Ethics is needed at this time since SDI has only four officers.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows the compensation during the period from March 1, 2005 (the inception of the Company) to November 30, 2005, and for the year ended November 30, 2006, paid or accrued, to Sheldon Kales, the Principal Executive Officer of SDI. None of the executive officers of SDI received compensation in excess of $100,000 during this period.

                                                              All
                                                              Other
                                                             Annual
                                            Stock   Option   Compen-
Name and Principal  Fiscal  Salary   Bonus  Awards  Awards   sation
    Position         Year     (1)     (2)    (3)      (4)      (5)      Total
------------------  ------  ------   -----  ------  ------   --------   ------

Sheldon Kales,       2006     --      --        --  $342,500    --    $342,500
 President           2005     --      --   $25,000        --    --    $ 25,000

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of SDI's shares issued as compensation for services to the persons listed in the table.
(4) The value of all stock options granted during the periods covered by the table calculated as being the difference between the market price of SDI's common stock and the option price on the date of grant.
(5) All other compensation received that SDI could not properly report in any other column of the table.

      SDI does not have an employment agreement with any of its officers.

      The following shows the amounts which SDI expects to pay to its officers during the twelve month period ending December 31, 2007 and the time these persons plan to devote to SDI's business.

                               Proposed          Time to be Devoted to the
      Name                    Compensation            Business of SDI
      ----                    ------------       --------------------------

      Sheldon Kales                 (1)                    100%
      Natan Blaunstein              (2)                     10%
      Boaz Dor                      (1)                     50%
      Rakesh Malhotra           $18,000                     10%
      Gregory Sullivan              (1)                     10%

(1) These officers/directors have agreed to serve without compensation until SDI has accumulated gross revenues of $500,000.
(2) Mr. Blaunstein is assisting SDI with the development of certain aspects of its LEKTROX technology. If the services provided by Mr. Blaunstein lead to the development, on or before March 10, 2007, of a working industrial prototype of the LEKTROX, then Alexander Blaunshtein will retain ownership of the 1,560,000 shares of SDI's common stock which are registered in his name. In the event the working industrial prototype is not accepted by the Company by March 10, 2007, then the 1,560,000 shares of SDI's common stock which are registered in the name of Alexander Blaunshtein will be cancelled and SDI will pay Mr. Blaunstein $50,000.

      Once accumulated revenue reaches $500,000, SDI's directors may compensate its officers depending upon a variety of factors, including past sales volume and the anticipated results of its future operations. However, there are no sales, net income, or other thresholds which are required for SDI's directors to increase the compensation paid to SDI's officers. SDI may issue shares of its common stock to its officers in payment of compensation owed to its officers.

      Long-Term Incentive Plans. SDI does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. SDI does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors During Year Ended November 30, 2006

Name                 Paid in Cash     Stock Awards (1)     Option Awards (2)
----                 ------------     ----------------     -----------------

Boaz Dor                  --                  --                $120,156
Gregory Sullivan          --                  --                $120,156


(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

Stock Option and Bonus Plans

      SDI has adopted stock option and stock bonus plans. A summary description of these plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. SDI's Incentive Stock Option Plan authorizes the issuance of shares of SDI's Common Stock to persons that exercise options granted pursuant to the Plan. Only SDI employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by SDI's directors but cannot be less than the market price of SDI's common stock on the date the option is granted.

     Non-Qualified Stock Option Plan. SDI's Non-Qualified Stock Option Plan authorizes the issuance of shares of SDI's Common Stock to persons that exercise options granted pursuant to the Plans. SDI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the

Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Stock Bonus Plan. SDI's Stock Bonus Plan allows for the issuance of shares of common stock to it's employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Summary. The following lists, as of February 20, 2007, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI's common stock.

                               Total      Shares
                              Shares    Reserved for    Shares      Remaining
                             Reserved   Outstanding   Issued as   Options/Shares
Name of Plan                Under Plans   Options    Stock Bonus    Under Plans
------------                ----------- ------------ -----------   -------------

Incentive Stock Option Plan  1,000,000         --         N/A        1,000,000
Non-Qualified Stock Option
   Plan                      2,250,000     825,000        N/A        1,425,000
Stock Bonus Plan               150,000         N/A         --          150,000

      The following lists the unexercised options which were outstanding as of February 20, 2007 and held by the SDI's officers and directors. All of the options listed below were granted pursuant to SDI's Non-Qualified Stock Option Plan.
                             Shares underlying
                        unexercised options which are:
                        -----------------------------    Exercise   Expiration
    Name               Exercisable      Unexercisable      Price       Date
    ----               -----------      -------------    --------   ----------

    Sheldon Kales        100,000             --           $0.25       10/29/11
    Boaz Dor             100,000             --           $0.25       10/29/11
    Rakesh Malhotra      125,000             --           $1.50       01/17/12
    Gregory Sullivan     100,000            --            $0.25       10/29/11

(1) These options will expire on the first to occur of the following: (i) the expiration date of the option, (ii) the date the option holder is removed from office for cause, or (iii) the date the option holder resigns as an officer of the Company.

      For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

      (i)  fraud, embezzlement, misappropriation, dishonesty or breach of trust;

      (ii) a willful or knowing failure or refusal by the Option Holder to perform any or all of his material duties and responsibilities as an officer of SDI, other than as the result of the Option Holder's death or Disability; or

     (iii) gross negligence by the Option Holder in the performance of any or all of his material duties and responsibilities as an officer of SDI, other than as a result of the Option Holder's death or Disability;

      For purposes of these options "Disability" means any mental or physical illness, condition, disability or incapacity which prevents the Option Holder from reasonably discharging his duties and responsibilities as an officer of SDI for a minimum of twenty hours per week.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI's stock option plans as of November 30, 2006, SDI's most recent fiscal year end. SDI's stock option plans have not been approved by its shareholders.

                                                         Number of Securities
                           Number                        Remaining Available
                       of Securities                     For Future Issuance
                       to be Issued   Weighted-Average       Under Equity
                      Upon Exercise   Exercise Price      Compensation Plans,
                      of Outstanding  of Outstanding     Excluding Securities
Plan category           Options (a)      Options         Reflected in Column (a)
-------------         --------------  ---------------   -----------------------

Incentive Stock
   Option Plan                --              --               1,000,000
Non-Qualified
   Stock Option Plan     700,000           $0.46               1,550,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the ownership of SDI's common stock as of February 20, 2007 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                   Number
Name                             of Shares (1)             Percent of Class

Sheldon Kales                     2,992,000                     21.8%
Natan Blaunstein                         --                        --
Boaz Dor                          1,257,500                      9.1%
Rakesh Malhotra                          --                        --
Gregory Sullivan                    405,000                      3.0%
Alexander Blaunshtein (2)         1,560,000                     11.4%
Dror Shachar (3)                  1,200,000                      8.8%
All Officers and Directors
   as a group (five persons)      4,654,500                     33.9%

(1)  Does not reflect shares issuable upon the exercise of options.

(2)  Alexander Blaunshtein is the son of Natan Blaunstein.
(3)  Dror  Shachar  holds  these  shares  for the  benefit of his  father,  Mark
     Shachar.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The following lists all shares of SDI's common stock which have been issued since its incorporation:

                          Date         Shares          Consideration
Shareholder               of Sale      Issued         Paid for Shares

Sheldon Kales             3-03-05    2,500,000      Services rendered, valued
                                                      at $25,000
Boaz Dor                  3-03-05      900,000      Services rendered, valued
                                                      at $9,000
Gregory Sullivan          3-03-05      240,000      Services rendered, valued
                                                      at $2,400
Alexander Blaunshtein (1) 3-03-05    1,560,000      Services rendered, valued
                                                      at $15,600
Consultants               3-03-05    1,325,000      Services rendered, valued
                                                      at $13,250
Private Investors         4-15-05      397,880      $   99,470
Private Investors        12-31-05      486,000      $   48,600
Private Investors         1-31-06      470,000      $   47,000
Private Investors         3-08-06      286,000      $   50,050
Consultant                3-08-06       50,000      Services rendered, valued
                                                      at $8,750
Public Investors        5-06/7-06    2,000,000      $  400,000
Sheldon Kales               11-06      550,000      $   55,000 (2)
Boaz Dor                    11-06      200,000      $   20,000 (2)
Gregory Sullivan            11-06      200,000      $   20,000 (2)
Private Investors     11-06/12-06    2,536,170      $2,536,170
                                    ----------
                                    3,701,050

(1)  Alexander  Blaunshtein  is the son of Natan  Blaunstein.
(2)  Shares were issued upon the exercise of stock options.

      Sheldon Kales, Natan Blaunstein, Boaz Dor and Gregory Sullivan are the promoters and parents of SDI.

      The services relating to the shares issued in March 2005 were provided for the development of the LEKTROX and were valued at $0.01 per share. The 50,000 shares issued in March 2006 to a consultant were issued as compensation for introducing investors to SDI and were valued at $0.175 per share which is the price, per share, received by SDI for the shares sold for cash in March 2006.

      The electrical aspects of the LEKTROX are being developed by Emanuel Mendez and assisted by D.P. Electronic Systems, Ltd., a company controlled by Alexander Blaunsthein. Alexander Blaunstein is a principal shareholder of SDI and is the son of Natan Blaunstein, who is one of SDI's directors. During the period from its inception (March 1, 2005) through February 15, 2007 SDI paid $106,100 to D.P. Electronic Systems. SDI is of the opinion that its arrangement with D.P. Electronic Systems is at least as favorable as that which SDI could have obtained from any unrelated third party.

ITEM 13.  EXHIBITS

Exhibit
Number   Description of Exhibit

  3.1    Articles of Incorporation      (Incorporated by reference to the same
                                        exhibit filed with the Company's
                                        registration statement on Form SB-2
                                        (File No. 333-12456).

  3.2    Bylaws                         (Incorporated by reference to the same
                                         exhibit filed with the Company's
                                         registration statement on Form SB-2
                                         (File No. 333-132456).

   31    Rule 13a-14(a) Certifications         *

   32    Section 1350 Certifications           *

* Filed with this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Schwartz Levitsky Feldman, LLP ("Schwartz Levitsky") audited SDI's financial statements for the year ended November 30, 2006.

      The following table shows the aggregate fees billed and billable to SDI during the years ended November 30, 2006 and 2005 by Schwartz Levitsky.

                                           2006           2005
                                           ----           ----

Audit Fees                              $16,800        $10,800
Audit-Related Fees                      $ 1,000        $   700
Financial Information Systems                --             --
Design and Implementation Fees               --             --
Tax Fees                                     --             --
All Other Fees                               --             --

      Audit fees represent amounts billed for professional services rendered for the audit of SDI's annual financial statements. Audit-Related fees represent amounts billed for the services related to the filing of SDI's registration statements on Form SB-2 and Form S-8. Before Schwartz Levitsky was engaged by Security Devices to render audit services, the engagement was approved by Security Device's Directors.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS


                    PERIODS ENDED NOVEMBER 30, 2006 AND 2005
      Together with Report of Independent Registered Public Accounting Firm
                        (Amounts expressed in US Dollars)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS
                    PERIODS ENDED NOVEMBER 30, 2006 AND 2005
                        (Amounts expressed in US Dollars)


                                     TABLE OF CONTENTS
                                                                       Page No

   Report of Independent Registered Public Accounting Firm                1

   Balance Sheets as at November 30, 2006 and November 30, 2005           2

   Statement of Operations for the year ended November 30, 2006
   and nine months (since inception) ended November 30, 2005              3

   Statement of Cash Flows for the year ended November 30, 2006 and
   nine months (since inception) ended November 30, 2005                  4

   Statement of Stockholders' Equity for the year ended
   November 30, 2006 and for the nine months (since inception)
   ended November 30, 2005                                                5

   Notes to Financial Statements                                       6-22

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     To the Board of Directors and Stockholders of Security Devices International, Inc.
     (A Development Stage Enterprise)


     We have audited the accompanying balance sheets of Security Devices International, Inc. (incorporated in Delaware, United States of America) as at November 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' deficiency for the year ended November 30, 2006, the nine month period from inception to November 30, 2005 and the period from inception to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Devices International, Inc. as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended November 30, 2006, the nine month period from inception to November 30, 2005 and the period from inception to November 30, 2006 in accordance with generally accepted accounting principles in the United States of America.


                                      "SCHWARTZ LEVITSKY FELDMAN LLP"


     Toronto, Ontario, Canada                         Chartered Accountants
     February 20, 2007                          Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2006 and 2005
(Amounts expressed in US Dollars)


                                                              2006       2005
                                ASSETS                          $           $

CURRENT
   Cash and cash equivalents                              1,463,833        126
   Prepaid expenses and other (Note 8)                        4,452          -
                                                         ----------      -----

Total Current Assets                                      1,468,285        126
                                                         ----------      ------

TOTAL ASSETS                                              1,468,285        126
                                                         ==========      ======

                                        LIABILITIES


CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)        104,011     16,076
   Loans from Directors/Shareholders (Note 7)                 4,227      8,029
                                                         ----------     ------

Total Current Liabilities                                   108,238     24,105

                             STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock (Note 5)                                       11,365      6,923
Additional Paid-In Capital                                3,198,180    157,797
Deficit Accumulated During the Development Stage         (1,849,498)  (188,699)
                                                         ----------   ---------

Total Stockholders' Equity  (Deficiency)                  1,360,047    (23,979)
                                                         ----------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                1,468,285        126
                                                        ===========   ========




   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
Year Ended November 30, 2006 and the Period from Inception (March 1, 2005) to November 30, 2005 (Amounts expressed in US Dollars)

                                             Cumulative
                                           since inception     2006        2005
                                                 $               $           $

      REVENUES                                      --           --          --
                                                    --           --          --


     EXPENSES:

       Research and Product Development Cost   538,300      458,300      80,000
       Stock based compensation (Note 6)     1,049,940    1,049,940          --

       Other Operating Expenses:

         General and administration             80,808       59,333      21,475
         Legal & accounting                     97,546       75,572      21,974

         Consulting and Professional            82,904       17,654      65,250
                                             ---------     --------      ------

      TOTAL EXPENSES                         1,849,498    1,660,799     188,699
                                             ---------    ---------     -------

      LOSS BEFORE INCOME TAXES              (1,849,498)  (1,660,799)   (188,699)

       Income taxes (Note 9)                        --           --          --
                                             ---------    ---------     -------

      NET LOSS                              (1,849,498)  (1,660,799)   (188,699)
                                             ---------    ---------     -------

       Loss per share - basic and diluted                     (0.19)      (0.03)
                                                          ---------   ---------

       Weighted average common shares outstanding         8,623,258   6,808,409
                                                          ---------   ---------







   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Year Ended November 30, 2006 and Period from Inception
(March 1, 2005) to November 30, 2005
(Amounts expressed in US Dollars)

                                              Cumulative
                                           since inception     2006        2005
                                                 $               $           $
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                    (1,849,498)   (1,660,799) (188,699)
    Items not requiring an outlay of cash:
    Issue of shares for professional services    74,000         8,750    65,250
    Stock based compensation                  1,049,940     1,049,940        --
    Changes in non-cash working capital:
    Accounts payable and accrued liabilities    104,011        87,935    16,076
    Prepaid expenses and other                   (4,452)       (4,452)       --
                                             ----------     ---------   --------

   NET CASH USED IN OPERATING ACTIVITIES       (625,999)     (518,626) (107,373)
                                             ----------     ---------   --------

   CASH FLOWS FROM FINANCING ACTIVITIES
      Loans from directors/shareholders           4,227        (3,802)    8,029
      Proceeds from issuance of common shares   825,105       725,635    99,470
      Exercise of stock options                  95,000        95,000        --
      Stock subscriptions received            1,165,500     1,165,500        --
                                             ----------     ---------   --------


   NET CASH PROVIDED BY FINANCING ACTIVITIES  2,089,832     1,982,333   107,499
                                             ----------     ---------   --------

   NET INCREASE IN CASH AND CASH
      EQUIVALENTS FOR THE PERIOD              1,463,833     1,463,707       126
      Cash and cash equivalents,
        beginning of period                          --           126        --
                                             ----------     ---------   --------

   CASH AND CASH EQUIVALENTS, END OF         1,463,833      1,463,833       126
     PERIOD                                  =========      =========   =======

   INCOME TAXES PAID                                --             --        --
                                             =========      =========   =======

   INTEREST PAID                                    --             --        --
                                             =========      =========   =======





   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
Year ended November 30, 2006 and
for Period from Inception (March 1, 2005) to
November 30, 2005.
(Amounts expressed in US Dollars)

                             Number of   Common  Additional
                              Common     Shares   Paid-in    Deficit
                              Shares     amount   Capital   accumulated   Total
                             --------   -------  ---------  -----------  -------
                                            $         $          $          $
Balance as of March 1, 2005        --      --         --          --         --

Issuance of Common shares
for professional services   6,525,000   6,525     58,725          --     65,250
Issuance of common shares
for cash                      397,880     398     99,072                 99,470
Net loss for the period            --      --         --    (188,699)  (188,699)
                            ---------   -----     ------    --------   ---------
Balance as of
November 30, 2005           6,922,880   6,923    157,797    (188,699)   (23,979)

Issuance of common shares
  for cash                    956,000     956     94,644          --     95,600

Issuance of common shares
  for cash                    286,000     286     49,764          --     50,050
Issuance of common shares
  to consultant for services   50,000      50      8,700          --      8,750
Issuance of common shares
  for cash                  2,000,000   2,000    398,000          --    400,000
Exercise of stock options     950,000     950     94,050          --     95,000
Issuance of common shares
  for cash (net of agent
  commission)                 200,000     200    179,785          --    179,985
Stock subscriptions received                   1,165,500          --  1,165,500
Stock-based compensation           --      --  1,049,940          --  1,049,940
Net loss for the year              --      --         --  (1,660,799)(1,660,799)
                            ---------   -----  ---------  ----------  ----------

Balance as of
November 30, 2006          11,364,880  11,365  3,198,180  (1,849,498) 1,360,047
                           ----------  ------  ---------  ----------  ----------





   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


1. BASIS OF PRESENTATION

        The financial statements include the accounts of Security Devices International Inc. (the "Company"). The Company was incorporated under the laws of the state of Delaware on March 1, 2005. The first period of the financial statements commenced March 1, 2005 and ended November 30, 2005.

     2. NATURE OF OPERATIONS

         The Company is currently in the advanced stages of developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios. LEKTROX has been specially designed for use with standards issue riot guns, M203 grenade launchers and regular 12-guage shotguns. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training. LEKTROX is a 3rd generation electric solution. First generation solutions were electric batons and hand-held stun guns which had a range of arm's length. 2nd generations were the wired electric charge solutions. 3rd generations are the wireless electric bullets. Currently, there is still no 3rd generation wireless electric bullet on the market.

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 1,660,799 during the year ended November 30, 2006. At November 30, 2006, the Company had an accumulated deficit during the development stage of $1,849,498 which includes a non- cash stock based compensation cost of $1,049,940. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2006 the Company raised $1,982,333 primarily through issue of common stock. (See note 5). Subsequent to the year end the company raised an additional $1,170,670 through issue of common stock. The company has a working capital and shareholders equity of $1,360,047 as at November 30, 2006 and Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a) Use of Estimates

           These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

        b) Income Taxes

           The Company accounts for income taxes under the provisions of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

           Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current period. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted. Due to valuation allowance for deferred tax assets, there are no deferred tax benefits or expenses for the years ended November 30, 2006 and 2005.

        c) Revenue Recognition

           The Company's revenue recognition policies are expected to follow common practice in the manufacturing industry.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        d) Loss per Share

           The Company has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

        e) Fair Values

           The carrying amount of the Company's cash, accounts payable and accrued liabilities approximates fair values because of the short term maturity of these instruments.

        f) Research and Product Development

           Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

        g) Stock-Based Compensation

           In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
           2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on December 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of November 30, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the period ended November 30, 2005, since up to that date, no stock options had been issued. Awards granted after November 30, 2005 are valued at fair value in accordance with the provisions of SFAS

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           123 (R) and recognized on a straight line basis over the service periods of each award.

           As of November 30, 2006 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the year ended November 30, 2006 and 2005 was $1,049,940 and $Nil respectively as no options were granted during the year ended November 30, 2005.

        h) Foreign Currency

           The Company maintains its books, records and banking transactions in U.S. dollars which is its functional and reporting currency. As such, no translation adjustment is created.

        i) Comprehensive Income

           The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) is not presented in the Company's financial statements since there is no difference between net loss and comprehensive loss in any period presented.

        j) Impairment of Long-lived Assets

           In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

        k) Asset Retirement Obligation

           The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

        l) Concentration of Credit Risk

           SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

       m)  Cash and Cash Equivalents

           Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

        n) Intellectual Property with Respect to Pending Patent Applications

           Two patent applications, one for the electrical mechanism and the other for the mechanical mechanism of the LEKTROX, have been filed by the Company with the U.S. Patent Office. Expenditures for patent applications as a result of research activity are not capitalized due to the uncertain value of the benefits that may accrue.

       o)  Recent Accounting Pronouncements

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)

     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

           In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

           In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)

   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

           In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

           In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

           In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)

   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

     4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         2006           2005
                                                         ----           ----
           Accounts payable and accrued liabilities are comprised of the following:

               Trade payables                        $   7,689      $   5,210
               Accrued liabilities                      96,322         10,866
                                                     ---------      ---------
                                                     $ 104,011      $  16,076
                                                     =========      =========

           Accrued liabilities relate primarily to research and development and legal and accounting costs.

     5. CAPITAL STOCK

        a) Authorized

            50,000,000 Common shares, $0.001 par value

          And

            5,000,000 Preferred shares, $0.001 par value

           SDI's Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of SDI's common stock.

        b) Issued

           11,364,880 Common shares (2005: 6,922,880 Common shares)

        c) Changes to Issued Share Capital

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)

     5. CAPITAL STOCK (cont'd)

            November 30, 2005

            i) On March 3, 2005, the Company authorized the issuance of 6,000,000 common shares to promoters for services rendered for total consideration of $60,000.

           ii) On March 4, 2004, the Company authorized the issuance of 525,000 Common shares for services rendered for total consideration of $5,250.

           iii) On April 15, 2004 the Company the issuance of 397,880 Common shares for cash for a total consideration of $99,470.

            November 30, 2006

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

            v) The company directors exercised 950,000 stock options to purchase 950,000 common shares for a total consideration of $95,000 on November 1, 2006.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     5. CAPITAL STOCK (cont'd)

           vi) On November 29, 2006 the company authorized the issuance of 200,000 common shares for cash @$1.00 per common share. A commission of $20,015 was paid to the agent and this amount is netted with additional paid in capital. The proceeds received were part of the Private offering effective November 20, 2006.

          vii) As at November 30, 2006 the company received stock subscription for $1,165,500. This was also part of the private offering effective November 20, 2006. The Company closed this private offering on December 12, 2006 when it had completed the sale of 2,536,170 shares of its common stock to a group of private investors.

        d) Purchase Warrants

           During the current year or prior year, no warrants were issued.

     6. STOCK BASED COMPENSATION

           Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

           Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2006.

           Non-Qualified Stock Option Plan. SDI's Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 2,250,000 common shares under this plan.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     6. STOCK BASED COMPENSATION (cont'd)

           Stock Bonus Plan. SDI's Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2006.

           On October 31, 2006 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

          1. Options to one director to acquire 650,000 common shares. The exercise price for 550,000 options was set at $0.10 per share and balance 100,000 options were set at $0.25 per share.

          2. Options to one director to acquire 300,000 common shares. The exercise price for 200,000 options was set at $0.10 per share and balance 100,000 options were set at $0.25 per share.

          3. Options to one director to acquire 300,000 common shares. The exercise price for 200,000 options was set at $0.10 per share and balance 100,000 options were set at $0.25 per share.

          4. Options to two consultants to acquire 150,000 common share each for a total of 300,000 shares. The exercise price for 300,000 options was set at $0.50 per share.

           The above options vest immediately and have an expiry date of October 29, 2011.

           On November 14, 2006 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

           Options to one consultant to acquire 100,000 common shares. The exercise price for 100,000 options was set at $1.00 per share. These options vest immediately and expire on November 14, 2011.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     6. STOCK BASED COMPENSATION (cont'd)

           For the year ended November 30, 2006, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 October 31,      November 14,
                                                    2006              2006

           Risk free rate                           3.50%            3.50%
           Volatility factor                         100%             100%
           Expected dividends                         nil              nil
           Stock-based compensation cost
              expensed for year ended
              November 30, 2006                  $892,214         $157,726
           Unexpended stock-based compensation
              deferred over to next year              nil              nil

           The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan as at Nov 30:

                                         Option price         Number of shares
                  Expiry date              per share        2006          2005
                  -----------            ------------       ----          ----

                  October 29, 2011           $0.25        300,000           --
                  October 29, 2011           $0.50        300,000           --
                  November 14, 2011          $1.00        100,000           --
                                                         --------        -----

                                                          700,000           --
                                                          -------        -----

            Weighted average exercise
              price at end of year           $0.46             --
                                            ------        -------

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     6. STOCK BASED COMPENSATION (cont'd)

                                                     Number of shares
                                                   2006            2005
                                                   ----            ----

            Outstanding, beginning of year            --             --
            Granted                            1,650,000             --
            Expired                                   --             --
            Exercised                           (950,000)            --
            Cancelled                                 --             --
            Outstanding, end of year             700,000             --
                                               ---------      ---------
            Exercisable, end of year             700,000             --
                                               ---------      ---------


            At November 30, 2006, the weighted average contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:

                                                         Weighted-Average
                                                     Remaining Contractual Term

            Total outstanding options                        4.9 years
            Total exercisable options                        4.9 years

     7. RELATED PARTY TRANSACTIONS

        a) During the years ended November 30, 2006 and 2005, no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. During the year ended November 30, 2006, the Directors were issued Stock Options (Refer to note 6). During the year ended November 30, 2005, the directors/promoters were however issued shares in lieu of services rendered, which were measured and recorded at the exchange amount. The Directors also made advances to the Company to meet the operating expenses. These advances of $4,227 (2005 $8,029) are unsecured and bear interest at 4% p.a. Further, a Company Director has charged the Company a total amount of $2,250 (2005: $2,250) for providing office space during the year.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     7. RELATED PARTY TRANSACTIONS (cont'd)

        b) A company controlled by a 13.7% (as of November 30, 2006) shareholder, who is also the son of a director was paid $106,100 from inception to January 31, 2007 ($90,100 to November 30, 2006) for research and development (see note 10(c))

     8. PREPAID EXPENSES AND OTHER

         Includes prepayments made to a consulting group for providing real-time market data, news and innovative tools (2005: $ nil).

     9. INCOME TAXES

         The Company has certain non-capital losses of approximately $799,558 (2005: $188,699) available, which can be applied against future taxable income and which expires in 2025 and 2026. These losses have not been assessed by the tax authorities.

         Reconciliation of statutory tax rate to the effective income tax rate is as follows:

         Federal statutory income tax rate                         (34.0)%
         State income taxes, net of tax benefit                     (3.5)%
                                                                   -------
         Deferred tax asset valuation allowance                    (37.5)%
                                                                   -------
         Effective rate                                             (0.0)%

         Deferred tax asset components as of November 30, 2006 and 2005 are as follows:

                                                             2006       2005
         Operating losses available to offset future
            income-taxes                                  $799,558    $188,699
                                                          --------    --------

           Expected Income tax recovery at statutory
               rate of 37.5%                             ($299,834)   ($70,762)
           Valuation Allowance                            $299,834     $70,762
                                                          --------     -------
           Net deferred tax assets                              --          --
                                                          --------     -------

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     9. INCOME TAXES (cont'd)

          As the company is in the development stage, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2006 and 2005.

    10. SUBSEQUENT EVENTS

        a) Unregistered Sales of Equity Securities.

           On December 12, 2006 the Company completed the sale of 2,536,170 shares of its common stock to a group of private investors. The shares were sold in the private offering at a price of $1.00 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

           The Company paid a commission of $20,015 in connection with the sale of these shares. The Company received cash of $ 1,365,500 during the year ended November 30, 2006 and the balance of $1,170,670 was received subsequent to the year end. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these shares.

        b) Effective January 7, 2007 the company appointed a CFO and granted stock options to acquire 125,000 common shares. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on November 14, 2011. The stock -based compensation cost of $204,986 will be expensed in the next quarter ending February 28, 2007.

           The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


               Risk free rate                        3.50%
               Volatility factor                   122.84%
               Expected dividends                      nil

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


    10. SUBSEQUENT EVENTS-Cont'd

        c) The Company has entered into an agreement with a director regarding development of its "Electrical Shocker" ("ES") technology. Pursuant to this agreement, the director was paid $38,000 and in return has released the Company from a prior obligation to pay royalty from the sale of any product developed using this technology. In addition, the director was paid $62,000 upon signing the agreement. Should the development of a working industrial prototype of the ES technology be completed to the satisfaction of the Company on or before March 10, 2007, then the son of the director can retain ownership of 1,560,000 shares ("subject shares") representing 13.7% of the common shares of the Company as of November 30, 2006. Should the development of a working industrial prototype of the ES technology not be completed to the satisfaction of the Company on or before March 10, 2007, then the subject shares will be cancelled by the Company and the director will be paid $50,000 on March 10, 2007. The Company took possession of the subject shares certificate upon execution of the agreement.

                                         SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2007.

                                SECURITY DEVICES INTERNATIONAL INC.


                                 By /s/ Sheldon Kales
                                    -----------------------------------------
                                    Sheldon Kales, President and Chief Executive
                                        Officer


                                 By /s/ Rakesh Malhotra
                                    -----------------------------------------
                                    Rakesh  Malhotra, Principal Financial and
                                      Accounting Officer (signed 2-26-07)

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Sheldon Kales                   Director             February 22, 2007
-----------------------
Sheldon Kales


/s/ Natan Blaunstein                Director             February 22, 2007
-----------------------
Natan Blaunstein


/s/ Boaz Dor                        Director             February 22, 2007
-----------------------
Boaz Dor


/s/ Gregory Sullivan                Director             February 22, 2007
-----------------------
Gregory Sullivan