Form 10QSB
period 2007-02-28
Security Devices International Inc.
filed 2007-04-16
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
               For the quarterly period ended February 28, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

Commission file No. 0-33259

                     SECURITY DEVICES INTERNATIONAL INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                             Applied  For
     ------------------------        ---------------------------------------
     (State of incorporation)        (I.R.S. Employer Identification Number)

                            120 Adelaide Street West
                                   Suite 2500
                                Toronto, Ontario
                                  Canada            M5H 1T1
                  -------------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (647) 388-1117
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES [ ]             NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                          No      X
                  ------------                -------


As of March 31, 2007, the Company had 12,141,050 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007

                        (Amounts expressed in US Dollars)

                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS                       Page No


Interim Balance Sheets as at February 28, 2007 and November 30, 2006         1

Interim Statement of Operations for the three months ended February 28,
2007 and February 28, 2006                                                   2

Interim Statement of Cash Flows for the three months ended February 28,
2007 and February 28, 2006                                                   3

Interim Statements of changes in Stockholders' Equity for the three months ended February 28, 2007 and for the period from inception
(March 1, 2005) to November 30, 2006                                         4

Condensed Notes to Interim Financial Statements                            5-8

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2007 and November 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                      February 28,  November 30,
                                                           2007       2006

                                     ASSETS                 $            $

CURRENT
   Cash and cash equivalents                            2,279,701    1,463,833
   Prepaid expenses and other (Note 8)                     10,665        4,452
                                                      ------------- -----------
Total Current Assets                                    2,290,366    1,468,285
Plant and Equipment, net (Note 4)                           8,249            -
                                                      ------------- -----------

TOTAL ASSETS                                            2,298,615    1,468,285
                                                      ------------- -----------

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities               134,208      104,011

   Loans from Directors/Shareholders (Note 7)               4,941        4,227
                                                      ------------- -----------
Total Current Liabilities                                 139,149      108,238
                                                      ------------- -----------

                              STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                      13,701      11,365
Additional Paid-In Capital                               4,571,500   3,198,180
Deficit Accumulated During the Development Stage        (2,425,735) (1,849,498)
                                                      ------------- -----------

Total Stockholders' Equity                               2,159,466   1,360,047
                                                      ------------- -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               2,298,615   1,468,285
                                                      ============= ===========








           See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended February 28, 2007 and February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)
                                                       For the       For the
                                                       quarter       quarter
                                                        ended         ended
                                       Cumulative     February 28,  February 28,
                                     since inception     2007          2006
                                           $               $             $

REVENUES                                         -            -             -
                                      -------------   ----------    ----------

OPERATING EXPENSES:

Research and Product Development Cost      848,886      310,586        90,175
Stock based compensation (Note 6)        1,254,926      204,986             -
Amortization                                   130          130             -
Other Operating Expenses:

    General and administration             112,414       31,606         7,744
    Legal & accounting                     124,141       26,595        18,280
    Consulting and Professional            106,260       23,356             -
                                      -------------   ----------    ----------

     TOTAL OPERATING EXPENSES            2,446,757      597,259       116,199
                                      -------------   ----------    ----------

     LOSS FROM OPERATIONS               (2,446,757)    (597,259)     (116,199)

        Other Income-Interest               21,022       21,022             -
                                      -------------   ----------    ----------
     LOSS BEFORE INCOME TAXES           (2,425,735)    (576,237)     (116,199)

     Income taxes                                -            -             -
                                      -------------   ----------    ----------

     NET LOSS                           (2,425,735)    (576,237)     (116,199)
                                      -------------   ----------    ----------

     Loss per share - basic and diluted                   (0.04)        (0.02)
                                      -------------   ----------    ----------

     Weighted average common shares
       outstanding                                   13,415,518     7,398,324
                                                     -----------    ----------




            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.

(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Three Months Ended February 28, 2007 and February 28, 2006 (Amounts expressed in US Dollars)
(Unaudited)

                                                       For the       For the
                                                       quarter       quarter
                                                        ended         ended
                                       Cumulative     February 28,  February 28,
                                     since inception     2007          2006
                                           $               $             $


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period              (2,425,735)     (576,237)     (116,199)
  Items not requiring an outlay
  of cash:
   Issue of shares for professional
    services                               74,000             -             -
   Stock based compensation             1,254,926       204,986             -
   Amortization                               130           130
   Changes in non-cash working capital:
    Accounts payable and accrued
     liabilities                          134,208        30,197        82,467
    Prepaid expenses and other            (10,665)       (6,213)            -
                                      -------------   ----------    ----------

NET CASH USED IN OPERATING ACTIVITIES    (973,136)     (347,137)      (33,732)
                                      -------------   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of Plant and Equipment      (8,379)       (8,379)            -
                                      -------------   ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES      (8,379)       (8,379)            -
                                      -------------   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from directors/shareholders         4,941          714         4,209
   Proceeds from issuance of common
    shares                               3,161,275    1,170,670        95,600
   Exercise of stock options                95,000            -             -
                                      -------------   ----------    ----------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              3,261,216    1,171,384        99,809
                                      -------------   ----------    ----------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS FOR THE PERIOD              2,279,701      815,868        66,077
  Cash and cash equivalents, beginning
   of period                                     -    1,463,833           126
                                      -------------   ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD 2,279,701    2,279,701         66,203
                                      =============   ==========    ==========
   INCOME TAXES PAID                             -            -             -
                                      =============   ==========    ==========
   INTEREST PAID                                 -            -             -
                                      =============   ==========    ==========


The accompanying condensed notes are an integral part of these interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Three months ended February 28, 2007 and for Period from Inception (March 1,
2005) to November 30, 2006.
(Amounts expressed in US Dollars)
(Unaudited)

                               Number of    Common    Additional
                                Common      Shares     Paid-in      Deficit
                                Shares      amount     Capital   accumulated     Total
                                               $          $           $           $
Balance as of March 1, 2005            -         -             -            -            -

Issuance of Common shares
for professional services      6,525,000     6,525        58,725            -       65,250
Issuance of common shares
for cash                         397,880       398        99,072                    99,470
Net loss for the period                -         -             -     (188,699)    (188,699)
                               ---------    ------       -------     --------      -------
Balance as of
November 30, 2005              6,922,880     6,923       157,797      (188,699)    (23,979)

Issuance of common shares
   for cash                      956,000       956        94,644             -      95,600

Issuance of common shares
   for cash                      286,000       286        49,764             -      50,050
Issuance of common shares
    to consultant for services    50,000        50         8,700             -       8,750
Issuance of common shares
   for cash                    2,000,000     2,000       398,000             -     400,000
Exercise of stock options        950,000       950        94,050             -      95,000
Issuance of common shares
  for cash (net of agent
  commission)                    200,000       200       179,785             -     179,985
Stock subscriptions received                           1,165,500             -   1,165,500
Stock based compensation               -         -     1,049,940             -   1,049,940
Net loss for the year                  -         -             -    (1,660,799) (1,660,799)
                               ---------    ------     ---------    ----------  ----------

Balance as of
November 30, 2006             11,364,880    11,365     3,198,180    (1,849,498)  1,360,047

Issuance of common shares
for stock subscriptions
received in prior year         1,165,500     1,165        (1,165)            -           -

Issuance of common shares
   for cash                    1,170,670     1,171     1,169,499                 1,170,670
Stock based
 compensation                                            204,986                   204,986

Net loss for the three month
period ended February 28, 2007         -         -             -      (576,237)   (576,237)
                               ---------    ------     ---------    ----------  ----------

Balance as of
February 28, 2007             13,701,050    13,701     4,571,500    (2,425,735)  2,159,466
                              ----------    ------     ---------    ----------  ----------

The accompanying condensed notes are an integral part of these interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.

(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended November 30, 2007. Interim financial statements should be read in conjunction with the company's annual audited financial statements for the year ended November 30, 2006.

     The Company was incorporated under the laws of the state of Delaware on March 1, 2005. The interim financial statements include the accounts of Security Devices International Inc. (the "Company").

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

     The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 576,237 during the three month period ended February 28, 2007. At February 28, 2007, the Company had an accumulated deficit during the development stage of $2,425,735 which includes a non- cash stock based compensation cost of $1,254,926. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2006 the Company raised $1,982,333 primarily through issue of common stock. (See note 5). During the quarter ended February 28, 2007, the company raised an additional $1,170,670 through issue of common stock. The company has a working capital of $ 2,151,217 and shareholders' equity of $2,159,466 as at February 28, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)


3.   RESEARCH AND PRODUCT DEVELOPMENT

     Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

4.  PLANT AND EQUIPMENT, NET

     Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

     Computer equipment       30%   declining balance method


                                February 28, 2007         November 30, 2006
                             ----------------------     ----------------------
                                        Accumulated                Accumulated
                             Cost       Depreciation    Cost      Depreciation
                             -----     -------------    ----      ------------

  Computer equipment        $8,379         $ 130        $   -        $   -
                            ------         -----        -----        -----

                            $8,379         $ 130        $   -        $   -
                            ======         =====        =====        =====

        Net carrying amount        $8,249                     $Nil
                                   ======                     ====

5.   ISSUANCE OF CAPITAL STOCK

    Year ended November 30, 2006

i) On December 31, 2005 the Company authorized the issuance of 486,000 common shares for cash for a total consideration of $48,600.

ii) On January 31, 2006 the Company authorized the issuance of 470,000 common shares for cash for a total consideration of $ 47,000.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)


5.   ISSUANCE OF CAPITAL STOCK -Cont'd

        Year ended November 30, 2006 (cont'd)

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

       Three months ended February 28, 2007

        On December 12, 2006 the Company completed the sale of 2,536,170 shares of its common stock to a group of private investors. The shares were sold in the private offering at a price of $1.00 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission. Company had already issued 200,000 common shares on November 29, 2006 and it issued the balance 2,336,170 shares on December 12, 2006. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these shares.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)


6.     STOCK BASED COMPENSATION

        Effective January 7, 2007 the company appointed a CFO and granted stock options to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on November 14, 2011. The stock based compensation cost of $204,986 has been expensed in this quarter.

        The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:



                   Risk free rate                3.50%
                   Volatility factor           122.84%
                   Expected dividends              nil

        As of February 28, 2007 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

 7.  RELATED PARTY TRANSACTIONS

   a) During the three month period ended February 28, 2007, all out of pocket expenses of directors/promoters were expensed. The Directors also made advances to the Company to meet the operating expenses. These advances of $4,941 as at February 28, 2007 are unsecured and bear interest at 4% p.a.

   b) A company controlled by a 13.7% (as of November 30, 2006) shareholder, who is also the son of a director was paid $168,100 from inception to February 28, 2007 ($78,000 for the three months ended February 28, 2007) for research and development (see note 9 (b))

8.  PREPAID EXPENSES AND OTHER

     Includes prepayments made for directors' and officers insurance for $10,665.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)


9.   SUBSEQUENT EVENTS

    a) The Company had entered into an agreement with a director regarding development of its "Electrical Shocker" ("ES") technology. Pursuant to this agreement, the director was paid $38,000 and in return had released the Company from a prior obligation to pay royalty from the sale of any product developed using this technology. In addition, the director was paid an additional $62,000 in February, 2007 upon signing the agreement. As per the agreement terms, should the development of a working industrial prototype of the ES technology be completed to the satisfaction of the Company on or before March 10, 2007, then the son of the director can retain ownership of 1,560,000 shares ("subject shares") representing 13.7% of the common shares of the Company as of November 30, 2006. Should the development of a working industrial prototype of the ES technology not be completed to the satisfaction of the Company on or before March 10, 2007, then the subject shares will be cancelled by the Company and the director will be paid a full and final payment of $50,000. In the absence of acceptance of the technology by the Company, the Company cancelled 1,560,000 shares and the director was paid $50,000 on March 12, 2007.

   b) On March 12, 2007, the Company authorized the issuance of 50,000 common shares at $1.50 per share for cash to a consultant for past and on-going consulting services, the fair value of these services have been estimated at $155,000 being the market price of these shares on date of authorization. The difference of $80,000 between the fair value and the cash proceeds received will be expensed to consulting fees and credited to paid in capital in the next quarter.

   c) The Company has signed a letter of intent with a third party Agent on a best effort basis for a private placement offering of Common Shares in the amount of US$ 5 million.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND PLAN OF OPERATIONS

      SDI was incorporated on March 1, 2005. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios.

      SDI plans to develop a Short Range version of the LEKTROX after the development to the Long Range LEKTROX has been completed. However, since the development of the Long Range LEKTROX is not yet complete, SDI does not know the time or cost involved in developing a Short Range LEKTROX.

   As of March 31, 2007 SDI had not generated any revenue.

      During the three months ended February 28, 2007 more capital was available to SDI and as a result SDI was able to spend more on research and product development.

      During the period from inception (March 1, 2005) through February 28, 2007 SDI's operations used $(973,131) in cash. During this period:

     o    SDI borrowed $4,941 (net) from its officers and directors,

     o raised $2,761,275 from the sale of 4,176,050 shares of common stock to private investors,

     o raised $400,000 from the public sale of 2,000,000 shares of common stock at a price of $0.20 per share, and

     o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.

      SDI's plan of operation during the twelve month period ending February 28, 2008 is as follows:
                                                      Projected       Estimated
Activity                                           Completion Date       Cost
--------                                           ---------------    ---------

Completion of fully operational Long Range LEKTROX       5/07
   prototype (37-38 MM) up to product file:

Completion of fully operational Long Range LEKTROX       6/07
   prototype (40 MM) up to product file:

Completion of mechanical aspects of Long Range           2/08
  LEKTROX  prototype (12 GUAGE)

Completion of tooling for Long Range LEKTROX             2/08

                          Total for above:                          $1,460,000

      SDI did not have any material future contractual obligations as of March 31, 2007.

      SDI anticipates that its capital requirements for the twelve-month period ending February 28, 2008 will be:

      Research and Development              $1,460,000
      General and administrative expenses      100,000
      Patent filings                            30,000
                                         -------------

           Total                            $1,590,000

      SDI does not anticipate that it will need to hire any employees prior to June 30, 2007. SDI's future plans will be dependent upon the amount of capital it is able to raise.

      SDI will attempt to raise capital through the private sale of its equity securities or borrowings from third party lenders.

Controls and Procedures

     Sheldon Kales, the Company's Chief Executive Officer and Rakesh Malhotra, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended February 28, 2007 the Company sold 2,336,170 shares of its common stock to a group of private investors at a price of $1.00 per share.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.


ITEM 5.  OTHER INFORMATION

     In March 2007 the Company purchased 1,560,000 shares of its common stock from Alexander Blaunshtein for $50,000. These shares were returned to treasury and cancelled. Alexander Blaunshtein is the son of Dr. Natan Blaunstein, who is a director of the Company.


ITEM 6.  EXHIBITS

      The following exhibits are filed with this report:

       Number                        Description

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 16th, 2007.


                                     SECURITY DEVICES INTERNATIONAL INC.


                                      By  /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon Kales, President


                                      By  /s/ Rakesh Malhotra
                                          ------------------------------------
                                          Rakesh Malhotra, Principal
                                          Accounting and Financial Officer