Form 10QSB
period 2007-05-31
Security Devices International Inc.
filed 2007-07-13
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarterly period ended May 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               Applied For
        -----------------------         ---------------------------------------
        (State of incorporation)        (I.R.S. Employer Identification Number)


                              464 Old Orchard Grove
                                Toronto, Ontario
                                     Canada                    M5M 2G4
                       ------------------------------------------------
                       (Address of Principal Executive Office) Zip Code


                                 (647) 388-1117
                        -------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    ___X___
                  ------------                     -


As of July 10, 2007, the Company had 14,330,050 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                                                        Page No

     Interim Balance Sheets as at May 31, 2007 and November 30, 2006          1

     Interim Statement of Operations for the six months and three months
     ended May 31, 2007 and May 31, 2006.                                     2

     Interim Statement of Cash Flows for the six months
     ended May 31, 2007 and May 31, 2006.                                     3

     Interim Statements of changes in Stockholders' Equity for the six months ended May 31, 2007 and for the period from inception
     (March 1, 2005) to November 30, 2006                                     4

     Condensed Notes to Interim Financial Statements                        5-9

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2007 and November 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                          May 31,   November 30,
                                                           2007       2006
                                                             $           $
                                     ASSETS

CURRENT
   Cash and cash equivalents                             6,268,201    1,463,833
   Prepaid expenses and other (Note 9)                     122,625        4,452
                                                      ------------- ------------

Total Current Assets                                     6,390,826    1,468,285
Plant and Equipment, net (Note 4)                            7,620            -
                                                      ------------- ------------

TOTAL ASSETS                                             6,398,446    1,468,285
                                                      ------------- ------------

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                156,649      104,011
   Loans from Directors/Shareholders (Note 7)                1,635        4,227
                                                      ------------- ------------

Total Current Liabilities                                  158,284      108,238
                                                      ------------- ------------
                              STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                      14,330       11,365
Additional Paid-In Capital                               9,943,944    3,198,180
Deficit Accumulated During the Development Stage        (3,718,112)  (1,849,498)
                                                      ------------- ------------

Total Stockholders' Equity                               6,240,162    1,360,047
                                                      ------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               6,398,446    1,468,285
                                                      ------------- ------------



            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations
For the six months and three months ended May 31, 2007 and May 31, 2006 (Amounts expressed in US Dollars)
(Unaudited)


                                                     For the      For the      For the        For the
                                      Cumulative    six months   six months  three months   three months
                                        since         ended        ended        ended          ended
                                      Inception       May 31,      May 31,      May 31,       May 31,
                                                       2007         2006         2007           2006
                                                         $            $            $              $
     OPERATING EXPENSES:

Research and Product Development Cost  1,170,877      632,577       90,175      321,991             -
Amortization                                 759          759            -          629             -
General and administration (note 6)    1,992,709      861,961       14,468      830,355         6,724
Legal & accounting                       391,007      293,461       26,117       61,880         7,837
Consulting and Professional              225,426      142,522        8,750      119,166         8,750
                                     ------------ ------------  ----------- ------------    ----------
   TOTAL OPERATING EXPENSES            3,780,778    1,931,280      139,510    1,334,021        23,311
                                     ------------ ------------  ----------- ------------    ----------

   LOSS FROM OPERATIONS               (3,780,778)  (1,931,280)    (139,510)  (1,334,021)      (23,311)

     Other Income-Interest                62,666       62,666            -       41,644             -
                                     ------------ ------------  ----------- ------------    ----------

   LOSS BEFORE INCOME TAXES           (3,718,112)  (1,868,614)    (139,510)  (1,292,377)      (23,311)

     Income taxes                              -            -            -            -             -
                                     ------------ ------------  ----------- ------------    ----------

   NET LOSS                           (3,718,112)  (1,868,614)    (139,510)  (1,292,377)      (23,311)
                                     ------------ ------------  ----------- ------------    ----------

   Loss per share - basic and diluted                  (0.141)      (0.018)      (0.098)       (0.003)


Weighted average common shares outstanding         13,297,757    7,798,166   13,182,555     8,189,315
                                                  ------------  ----------- ------------    ----------





            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Cash Flow
For the six months ended May 31, 2007 and May 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)


                                                             For the       For the
                                               Cumulative   six months    six months
                                                 since        ended         ended
                                               Inception   May 31, 2007  May 31, 2006
                                                   $             $             $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                      (3,718,112)   (1,868,614)    (139,510)
 Items not requiring an outlay of cash:
 Issue of shares for professional services       154,000        80,000        8,750
   Stock based compensation                    1,955,224       905,284            -
   Amortization                                      759           759            -
   Loss on cancellation of stock                  34,400        34,400            -
   Changes in non-cash working capital:
    Accounts payable and accrued liabilities     156,649        52,638       (9,676)
   Prepaid expenses and other                   (122,625)     (118,173)           -
                                            ------------- ------------- -------------
 NET CASH USED IN OPERATING ACTIVITIES        (1,539,705)     (913,706)    (140,436)
                                            ------------- ------------- -------------
 CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of Plant and Equipment            (8,379)       (8,379)           -
                                            ------------- ------------- -------------

 NET CASH USED IN INVESTING ACTIVITIES            (8,379)       (8,379)           -
                                            ------------- ------------- -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Loans/ (Repayments) from
     directors/shareholders                      1,635          (2,592)       4,530
      Net Proceeds from issuance of
       common shares                         7,769,650       5,779,045      145,650
      Cancellation of stock                    (50,000)        (50,000)           -
      Stock subscriptions received                   -               -      100,000
      Exercise of stock options                 95,000               -            -
                                            ------------- ------------- -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES 7,816,285       5,726,453      250,180
                                            ------------- ------------- -------------
   NET INCREASE IN CASH AND CASH
      EQUIVALENTS FOR THE PERIOD             6,268,201       4,804,368      109,744

      Cash and cash equivalents,
        beginning of period                          -       1,463,833          126
                                            ------------- ------------- -------------

   CASH AND CASH EQUIVALENTS, END OF PERIOD  6,268,201       6,268,201      109,870
                                            ============= ============= =============

   INCOME TAXES PAID                                 -               -            -
                                            ============= ============= =============

   INTEREST PAID                                     -               -            -
                                            ============= ============= =============


           The accompanying condensed notes are an integral part of these interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise) Interim Statement of Changes in Stockholders' Equity For the six months ended May 31, 2007 and May 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)


                              Number of   Common  Additional
                               Common     Shares    Paid-in     Deficit
                               Shares     amount    Capital    accumulated    Total
                              ---------  -------- -----------  -----------   -------
                                  $          $         $            $            $

Balance as of March 1, 2005          -          -          -          -            -
Issuance of Common shares
 for professional services   6,525,000      6,525     58,725          -       65,250
Issuance of common shares
 for cash                      397,880        398     99,072                  99,470
Net loss for the period              -          -          -   (188,699)    (188,699)
                           ------------  ---------  --------- ----------  -----------
Balance as of
 November 30, 2005           6,922,880      6,923    157,797   (188,699)     (23,979)

Issuance of common
 shares for cash               956,000        956     94,644          -       95,600

Issuance of common shares
 for cash                      286,000        286     49,764          -       50,050
Issuance of common shares
 to consultant for services     50,000         50      8,700          -        8,750
Issuance of common shares
 for cash                    2,000,000      2,000    398,000          -      400,000
Exercise of stock options      950,000        950     94,050          -       95,000
Issuance of common shares
 for cash (net of agent
 commission)                   200,000        200    179,785          -      179,985
Stock subscriptions received                       1,165,500          -    1,165,500
Stock based compensation             -          -  1,049,940          -    1,049,940
Net loss for the year                -          -          - (1,660,799)  (1,660,799)
                           ------------  ---------  --------- ----------  -----------
Balance as of
 November 30, 2006          11,364,880     11,365  3,198,180 (1,849,498)   1,360,047

Issuance of common shares
 for stock subscriptions
 received in prior year      1,165,500      1,165     (1,165)         -            -

Issuance of common
 shares or cash              1,170,670      1,171  1,169,499               1,170,670
Stock based compensation                             204,986                 204,986
Issuance of common shares
  for cash and services         50,000         50    154,950                 155,000
Stock based compensation                             700,298                 700,298
Issuance of common
 shares for cash (net of
 expenses)                   2,139,000      2,139  4,531,236              4,533,375
Cancellation of stock       (1,560,000)    (1,560)   (14,040)               (15,600)

Net loss for the six month
  period ended May 31, 2007          -          -          - (1,868,614) (1,868,614)
                           ------------  ---------  --------- ---------- -----------
Balance as of  May 31, 2007 14,330,050     14,330  9,943,944 (3,718,112)  6,240,162
                           ------------  ---------  --------- ---------- -----------


The accompanying condensed notes are an integral part of these interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


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

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 1,868,614 during the six month period ended May 31, 2007. At May 31, 2007, the Company had an accumulated deficit during the development stage of $3,718,112 which includes a non- cash stock based compensation cost of $1,955,224. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2006 the Company raised $1,982,333 primarily through issue of common stock. (See note 5). During the quarter ended February 28, 2007, the company raised $1,170,670 through issue of

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


     2. NATURE OF OPERATIONS (cont'd)

        common stock. During the quarter ended May 31, 2007, the Company raised an additional $4,608,375 (net of expenses of $279,375) through the issue of Common stock. The company has a working capital of $ 6,232,542 and shareholders' equity of $6,240,162 as at May 31, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

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



                                          May 31, 2007       November 30,2006
                                           Accumulated              Accumulated
                                Cost      Depreciation       Cost  Depreciation
                                 $              $              $         $
                               -------------------------------------------------

    Computer equipment          8,379           759             -         -
                               -------       ---------      ------    ------
                                8,379           759             -         -
                               -------       ---------      ------    ------

    Net carrying amount                $7,620                     $Nil
                                       ------                     ----

     5.  ISSUANCE OF CAPITAL STOCK

              Year ended November 30, 2006

          i) On December 31, 2005 the Company authorized the issuance of 486,000 common shares for cash for a total consideration of $48,600.

          ii) On January 31, 2006 the Company authorized the issuance of 470,000 common shares for cash for a total consideration of $ 47,000.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

       5.   ISSUANCE OF CAPITAL STOCK (cont'd)

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

        Six months ended May 31, 2007
        -----------------------------

        On December 12, 2006 the Company completed the sale of 2,536,170 shares of its common stock to a group of private investors. The shares were sold in the private offering at a price of $1.00 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


      5.    ISSUANCE OF CAPITAL STOCK (cont'd)

        Six months ended May 31, 2007 (cont'd)
        --------------------------------------

        The Company had already issued 200,000 common shares on November 29, 2006 and it issued the balance 2,336,170 shares on December 12, 2006. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these shares.

        On March 12, 2007, the Company authorized the issuance of 50,000 common shares at $1.50 per share for a total cash consideration of $75,000 to a consultant.

        The market price of the total stock on the date of issuance was $155,000. The difference of $80,000 between the market price of the total stock ($155,000) and the issued price ($75,000) represents the estimated fair value of the consultant's past and on-going consulting services as per EITF issue 96-18. This amount of $80,000 has been expensed to consulting services and credited to additional paid in capital.

        The Company had entered into an amended agreement in February 2007, with a director regarding development of its "Electrical Shocker" ("ES") technology. Pursuant to the original agreement executed in November 2007, the director was paid a total of $38,000 which included $22,000 during the last quarter of 2006 and an additional $16,000 in January 2007. The Company has expensed this payment of $22,000 as Research and Product Development cost during 2006 and also expensed the balance $16,000 to Research and Product Development cost in the first quarter of 2007. In addition, the director was paid $62,000 in February, 2007 upon signing the amended agreement. The Company expensed this payment of $62,000 to Research and Product Development in the first quarter of 2007. The director in return had released the Company from a prior obligation to pay royalty from the sale of any product developed using this technology. In the absence of acceptance of the ES technology by the Company, the Company cancelled 1,560,000 shares and the director was paid $50,000 on March 12, 2007 in accordance with the amended agreement. The Company accounted for this transaction under the constructive retirement method in the second quarter of 2007. The cancelled shares reverted to authorized but unissued status. The stock and additional paid-in-capital amounts were reduced with a total of $15,600 and a debit of $34,400 to retained earnings, being the excess of purchase cost over the original issuance.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

      5.    ISSUANCE OF CAPITAL STOCK (cont'd)

        Six months ended May 31, 2007 (cont'd)
        --------------------------------------

        On April 25, 2007 the Company sold 1,998,500 shares of its common stock to a group of private investors. As part of this same financing the Company sold an additional 140,500 shares to private investors on May 4, 2007. The shares were sold at a price of $2.25 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission. In connection with the sale of these 2,139,000 shares, the Company paid a commission of $240,638 to the sales agent for the offering and incurred legal and other expenditure of $38,737.

        The sales agent also received warrants which allows them to purchase 106,950 shares of the Company's Common stock at a price of $2.81 per share. The warrants expire in 2009.

        The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares sold to the investors, as well as the shares issuable upon the exercise of the warrants issued to the sales agent, and have it declared effective by September 21, 2007.

        If the registration statement is not filed and declared effective by this date, the Company will issue to the investors, as a group, 85,560 common shares plus16,043 additional common shares for each month the registration statement remains unfilled or not effective.

        The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these securities.

     6.  STOCK BASED COMPENSATION

        Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same lines as cash compensation paid. As such, stock based compensation is no longer presented separately.

        Effective January 7, 2007 the company appointed a CFO and granted stock options to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on January 17, 2012. The stock based compensation cost of $204,986 has been expensed to legal and accounting.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

     6.  STOCK BASED COMPENSATION (cont'd)

        Effective April 23, 2007, the board of directors granted the following options under its Non-Qualified Stock Option Plan:

1. Options to two consultants to acquire 150,000 common share each for a total of 300,000 shares. The exercise price for 300,000 options was set at $2.75 per share. These options vest immediately and expire on April 23, 2012. Stock based compensation cost of $622,074 has been expensed to general and administration expense.

2. Options to two consultants to acquire 20,000 common share each for a total of 40,000 shares. The exercise price for 40,000 options was set at $3.60 per share. These options vest immediately and expire on January 29, 2012. Stock based compensation cost of $78,224 has been expensed to general and administration expense.

        For the six month period ended May 31, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     Options         Options
                                                     granted         granted
                                                       2007            2007

           Risk free rate                              4.25%           3.50%
           Volatility factor                         106.04%         122.84%
           Expected dividends                           nil             nil
           Expected life                            5 years         5 years
           Range of exercise prices              $2.75-3.60           $1.50
           Total number of options granted          340,000         125,000
           Stock-based compensation cost
            expensed for six month period
            ended May 31, 2007                     $700,298        $204,986
           Unexpended stock-based compensation
              deferred over to next period              nil             nil

   7.   RELATED PARTY TRANSACTIONS

         a) During the six month period ended May 31, 2007, all out of pocket expenses of directors/promoters were expensed. The Directors maintain a current account with the Company to meet the operating expenses. As of May 31, 2007, there was a payable of $1,635 to the directors. This balance is unsecured and bears interest at 4% p.a.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


   8.   COMMITMENTS

        In March 2007, the Company entered into an Investor Relation Service Agreement for a period of twelve months commencing the first of April 2007. The consultant will represent the Company in European countries for disseminating investor relation information and creating awareness in the European financial community. The Company agreed to pay the consultant a total of $205,000 for the services to be provided over the twelve month period and payment of $100,000 in advance. The Company expensed $34,167 during this quarter and an amount of $65,833 is included in prepaid expenses and other.

        In May 2007, the company entered into a consulting agreement with a consultant who will provide financial public relation services through its sub-contractors and shall monitor, supervise and maintain communications with the subcontractors. The agreement was a period of three months requiring the Company to pay the total fee of $36,000 in advance. The Company expensed $12,000 during this quarter and an amount of $24,000 is included in prepaid expenses and others.

        In May 2007 the Company entered into a consulting agreement with a consultant for business development and active marketing of the Company's technology and products. The initial time frame of the agreement is from May to November 2007, with a planned extension, at the mutual agreement of both parties. Compensation to the consultant for the services is $5,000 monthly in advance.

   9.   PREPAID EXPENSES AND OTHER

        In addition to prepayments for Investor relation services for $ 65,833 and consulting services for $24,000 (note 8) prepaid expenses also includes prepayments made for directors' and officers insurance for $28,000.

   10.  SUBSEQUENT EVENTS

        On July 11, 2007 the Company authorized the issuance of warrants to two directors. These warrants allow one director to purchase 250,000 shares at a price of $0.50 per share and the other director to purchase 50,000 shares at price of $0.50 per share. The warrants expire May 31, 2017.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Security Devices was incorporated on March 1, 2005 and as of May 31, 2007 had not generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      During the year ended November 30, 2006 substantially all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the six months ended May 31, 2007 more capital was available to SDI and as a result SDI was able to spend more on research and product development.

      During the period from inception (March 1, 2005) through May 31, 2007 SDI's operations used $1,539,705 in cash. During this period SDI:

          o    purchased $8,379 of equipment,

          o    borrowed $1,635 (net) from its officers and directors,

          o    raised $7,769,650 from the sale of shares of its common stock,

          o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.

      SDI did not have any material future contractual obligations as of May 31, 2007.

      SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2008 will be:

      Research and Development              $1,460,000
      General and administrative expenses      100,000
      Patent filings                            30,000
                                         -------------
           Total                            $1,590,000
                                         =============

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Controls and Procedures
-----------------------

      Sheldon Kales, the Company's Chief Executive and Rakesh Malhotra, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On April 25, 2007 the Company sold 1,998,500 shares of its common stock to a group of private investors. As part of this same financing the Company sold an additional 140,500 shares to private investors on May 4, 2007. The shares were sold at a price of $2.25 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

      In connection with the sale of these 2,139,000 shares the Company paid a commission of $240,638 to Salman Partners Inc. the sales agent for the offering. Salman Partners also received warrants which allows Salman Partners to purchase 106,950 shares of the Company's common stock at a price of $2.81 per share. The warrants expire in 2009.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these securities.

6.   EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on July 12, 2007.

                                     SECURITY DEVICES INTERNATIONAL INC.


                                      By  /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon Kales, President and Chief
                                          Executive Officer

                                      By   /s/ Rakesh Malhotra
                                          ------------------------------------
                                          Rakesh Malhotra, Principal Financial
                                          Officer