Form 10KSB/A
period 2006-11-30
Security Devices International Inc.
filed 2007-09-14
CIK 1354866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2006
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission File No.   None

                       SECURITY DEVICES INTERNATIONAL INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     Applied For
         ------------------------                      ------------------------
         (State of incorporation)                           (IRS Employer
                                                          Identification No.)
      120 Adelaide Street West
      Suite 2500
      Toronto, Ontario Canada                                   M5H 1T1
   --------------------------------------              ------------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (416) 787-1871 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               ------------------
                                (Title of Class)

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
                     Yes         X                  No
                           -------------                  -------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                        Yes             No  __X__
                                            -----             -

The Company's revenues during the year ended November 30, 2006 were  $  -0- .
                                                                     --------

The aggregate market value of the voting stock held by non-affiliates of the Company (9,046,550 shares) on February 15, 2007 was approximately $28,044,000.

Documents incorporated by reference:      None

As of September 10, 2007, the Company had 14,330,050 issued and outstanding shares of common stock.

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


   REASONS FOR AMENDED REPORT

     This report has been amended so that certain parts of Item 6 and the Company's financial statements correspond with the Company's registration statement on Form SB-2 (File No. 333-143301) to reflect certain enhanced disclosures in the notes to the financial statements. There were no changes in the amounts reported in the Company's audited financial statements included in the 10KSB report previously filed on February 28, 2007 (File No. 333-132456).

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

      As of September 10, 2007 SDI has completed the following steps in the development of the LEKTROX:

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

      Once operational prototypes are completed, SDI plans to joint venture or license the LEKTROX to larger companies which have the financial capability, expertise and relationships for manufacturing, distribution, marketing, sales and training. As of September 10, 2007 SDI has not entered into any joint venture or licensing agreements.

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

General

      As of September 10, 2007 SDI did not have any full-time employees.

      SDI's offices are located at 120 Adelaide Street West, Suite 2500, Toronto, Ontario, Canada M5H 1T1. SDI's leases this space on a month-to-month basis at a rate of $1,000 per month. SDI's offices are expected to be adequate to meet SDI's foreseeable future needs.

      SDI's website is www.lektrox.com.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

      See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

      SDI is not involved in any legal proceedings and SDI does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
        -----------------------------------------------------------------------
        OTHER SHAREHOLDER MATTERS.
        --------------------------

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

      As of September 10, 2007, SDI had approximately 200 shareholders and 14,330,050 outstanding shares of common stock.

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

      SDI's plan of operation during the twelve-month period ending August 31, 2008 is as follows:

                                                      Projected      Estimated
Activity                                           Completion Date      Cost
--------                                           ---------------  -----------

Completion of fully operational Long Range LEKTROX
   prototype (37-38MM) up to production file:            9/07

Completion of fully operational Long Range LEKTROX
   prototype (40MM) up to production file:               9/07

Completion of mechanical aspects of Long Range
   LEKTROX prototype (12 GUAGE)                          2/08

Completion of tooling for Long Range LEXTROX             2/08

                        Total for above:                            $1,460,000

      SDI plans to develop a Short Range version of the LEKTROX after the development to the Long Range LEKTROX has been completed. However, since the development of the Long Range LEKTROX is not yet complete, SDI does not know the time or cost involved in developing a Short Range LEKTROX.

         SDI anticipates that its capital requirements for the twelve-month period ending August 31, 2008 will be:

      Research and Development              $1,460,000
      General and administrative expenses      100,000
      Patent filings                            30,000
                                         -------------
           Total                            $1,590,000
                                         =============

      SDI does not anticipate that it will need to hire any employees prior to December 31, 2007. SDI does not expect that it will need to raise additional capital during the twelve months ending August 31, 2008. SDI believes that its cash on hand at August 31, 2007 will satisfy its working capital needs for the next eighteen months.

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

ITEM 7.     FINANCIAL STATEMENTS
            --------------------

See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
            ---------------------------------------------

      Not applicable


ITEM 8A.    CONTROLS AND PROCEDURES
            -----------------------

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


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
         ------------------------------------------------------------

    Name                     Age    Position
    ----                     ---    --------

    Sheldon Kales             50    Chief Executive Officer and a Director
    Boaz Dor                  52    Secretary and a Director
    Rakesh Malhotra           50    Chief Financial Officer
    Gregory Sullivan          40    Director

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

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

      The following table shows the compensation during the period from March 1, 2005 (the inception of the Company) to November 30, 2005, and for the year ended November 30, 2006, paid or accrued, to Sheldon Kales, the Principal Executive Officer of SDI. None of the executive officers of SDI received compensation in excess of $100,000 during this period.

                                                              All
                                                             Other
                                                             Annual
                                           Stock     Option  Compen-
Name and Principal  Fiscal  Salary  Bonus  Awards    Awards  sation
     Position        Year    (1)     (2)    (3)       (4)      (5)      Total
------------------  -----   ------  -----  ------    ------  --------   -----

Sheldon Kales,       2006      --      --      --  $342,500        --  $342,500
 President           2005      --      -- $25,000        --        --  $ 25,000

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

     The following shows the amounts which SDI expects to pay to its officers during the twelve month period ending December 31, 2007, and the time these persons plan to devote to SDI's business.

                                   Proposed        Time to be Devoted to the
         Name                    Compensation           Business of SDI
         ----                    ------------      -------------------------

         Sheldon Kales                   *                    100%
         Boaz Dor                        *                     50%
         Rakesh Malhotra           $18,000                     10%
         Gregory Sullivan                *                     10%

* These officers/directors have agreed to serve without cash compensation until SDI has accumulated gross revenues of $500,000. In lieu of cash compensation, these persons have received shares of SDI's common stock as well as options.

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

Stock Option and Bonus Plans
----------------------------

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


                                    Total         Shares
                                    Shares     Reserved for    Shares        Remaining
                                   Reserved     Outstanding   Issued as   Options/Shares
Name of Plan                      Under Plans     Options    Stock Bonus    Under Plans
------------                      -----------  ------------  -----------  --------------

Incentive Stock Option Plan        1,000,000           --          N/A        1,000,000
Non-Qualified Stock Option Plan    2,250,000      825,000          N/A        1,425,000
Stock Bonus Plan                     150,000          N/A           --          150,000


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


                                                              Number of Securities
                                Number                         Remaining Available
                            of Securities                      For Future Issuance
                             to be Issued  Weighted-Average       Under Equity
                            Upon Exercise  Exercise Price of   Compensation Plans,
                            of Outstanding  of Outstanding     Excluding Securities
Plan category                 Options (a)      Options        Reflected in Column (a)
-------------               -------------- -----------------  -----------------------

Incentive Stock Option Plan            --             --              1,000,000
Non-Qualified Stock Option Plan   700,000           $0.46             1,550,000



ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the ownership of SDI's common stock as of August 31, 2007 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                     Number
     Name                          of Shares (1)           Percent of Class
     ----                          -------------           ----------------

     Sheldon Kales                   2,992,000                      21%

     Boaz Dor                        1,257,500                     8.9%

     Rakesh Malhotra                        --                       --

     Gregory Sullivan                  405,000                     2.8%

     Dror Shachar (2)                1,200,000                     8.4%

     All Officers and Directors      4,654,500                    32.6%
        as a group (four persons)

(1)  Does not reflect shares issuable upon the exercise of options.
(2)  Dror  Shachar  holds  these  shares  for the  benefit of his  father,  Mark
     Shachar.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following lists all shares of SDI's common stock which have been issued since its incorporation:

                                                              Consideration
   Shareholder                 Date of Sale    Shares Issued  Paid for Shares

   Sheldon Kales                  3-03-05        2,300,000    Services rendered,
                                                              valued at $23,000
   Sheldon Kales                  3-04-05          200,000    Services rendered,
                                                              valued at $2,000
   Boaz Dor                       3-03-05          900,000    Services rendered,
                                                              valued at $9,000
   Gregory Sullivan               3-03-05           40,000    Services rendered,
                                                              valued at $400
   Gregory Sullivan               3-04-05          200,000    Services rendered,
                                                              valued at $2,000
   Alexander Blaunshtein (1)      3-03-05        1,560,000    Services rendered,
                                                              valued at $15,600
   Consultant                     3-03-05        1,200,000    Services rendered,
                                                              valued at $12,000
   Consultants                    3-04-05          125,000    Services rendered,
                                                              valued $1,250
   Private Investors              4-15-05          397,880    $     99,470
   Private Investors              12-31-05         486,000    $     48,600
   Private Investors              1-31-06          470,000    $     47,000
   Private Investors              3-08-06          286,000    $     50,050
   Consultant                     3-08-06           50,000    Services rendered,
                                                              valued at $8,750
   Public Investors              5-06/7-06       2,000,000    $   400,000
   Sheldon Kales                    11-06          550,000    $     55,000 (2)
   Boaz Dor                         11-06          200,000    $     20,000 (2)
   Gregory Sullivan                 11-06          200,000    $     20,000 (2)
   Private Investors                12-06        2,536,170    $  2,536,170
   Private Investors             4-07/5-07       2,139,000    $  4,812,750

(1) Alexander Blaunshtein is the son of Natan Blaunstein, a former director of SDI.
(2)  Shares were issued upon the exercise of stock options.

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

      The electrical aspects of the LEKTROX are being developed by Emanuel Mendez and assisted by D.P. Electronic Systems, Ltd., a company controlled by Alexander Blaunsthein. Alexander Blaunstein is a principal shareholder of SDI and is the son of Natan Blaunstein, a former director of SDI. During the period from its inception (March 1, 2005) through February 15, 2007 SDI paid $106,100 to D.P. Electronic Systems. SDI is of the opinion that its arrangement with D.P. Electronic Systems is at least as favorable as that which SDI could have obtained from any unrelated third party.

ITEM 13.  EXHIBITS
          --------

Exhibit
Number   Description of Exhibit
-------- ----------------------

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

   31    Rule 13a-14(a) Certifications         *

   32    Section 1350 Certifications           *

* Filed with this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

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


                                      "SCHWARTZ LEVITSKY FELDMAN LLP"


     Toronto, Ontario, Canada                         Chartered Accountants
     February 20, 2007                          Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2006 and 2005
(Amounts expressed in US Dollars)


                                                              2006       2005
                                ASSETS                          $           $

CURRENT
   Cash and cash equivalents                                1,463,833      126
   Prepaid expenses and other (Note 8)                          4,452        -
                                                           ----------- ---------

Total Current Assets                                        1,468,285      126
                                                           ----------- ---------

TOTAL ASSETS                                                1,468,285      126
                                                           ----------- ---------
                                   LIABILITIES


CURRENT LIABILITIES
   Accounts payable and accrued liabilities (Note 4)          104,011   16,076
   Loans from Directors/Shareholders (Note 7)                   4,227    8,029
                                                           ----------- ---------
Total Current Liabilities                                     108,238   24,105

                        STOCKHOLDERS' EQUITY (DEFICIENCY)


Capital Stock (Note 5)                                         11,365    6,923
Additional Paid-In Capital                                  3,198,180  157,797
Deficit Accumulated During the Development Stage           (1,849,498)(188,699)
                                                           ----------- ---------

Total Stockholders' Equity  (Deficiency)                    1,360,047  (23,979)
                                                           ----------- ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  1,468,285      126
                                                           ----------- ---------


         The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
Year Ended November 30, 2006 and the Period from Inception (March 1, 2005) to November 30, 2005 (Amounts expressed in US Dollars)

                                           Cumulative
                                         since inception     2006         2005
                                                $              $            $

  EXPENSES:

  Research and Product Development Cost       538,300        458,300     80,000

  General and administration (Note 6)       1,311,198      1,202,499    108,699
                                          ------------   -----------  ----------

  TOTAL OPERATING EXPENSES                  1,849,498      1,660,799    188,699
                                          ------------   -----------  ----------

  LOSS BEFORE INCOME TAXES                 (1,849,498)    (1,660,799)  (188,699)

  Income taxes (Note 9)                             -              -          -
                                          ------------   -----------  ----------

  NET LOSS                                 (1,849,498)    (1,660,799)  (188,699)
                                          ------------   -----------  ----------

  Loss per share - basic and diluted                           (0.19)     (0.03)
                                                         -----------  ----------

  Weighted average common shares outstanding               8,623,258  6,808,409
                                                         -----------  ----------


          The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Year Ended November 30, 2006 and Period from Inception (March 1, 2005) to November 30, 2005
(Amounts expressed in US Dollars)

                                           Cumulative
                                         since inception     2006         2005
                                                $              $            $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                   (1,849,498)   (1,660,799)   (188,699)
  Items not requiring an outlay of cash:
    Issue of shares for professional services  74,000         8,750      65,250
    Stock based compensation (included in
    General and Administration Expenses)    1,049,940     1,049,940           -
    Changes in non-cash working capital:
    Accounts payable and accrued liabilities  104,011        87,935      16,076
    Prepaid expenses and other                 (4,452)       (4,452)          -
                                         ------------- ------------- -----------

   NET CASH USED IN OPERATING ACTIVITIES     (625,999)     (518,626)   (107,373)
                                         ------------- ------------- -----------

   CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from directors/shareholders           4,227        (3,802)      8,029
    Proceeds from issuance of common shares   825,105       725,635      99,470
    Exercise of stock options                  95,000        95,000           -
    Stock subscriptions received            1,165,500     1,165,500           -
                                         ------------- ------------- -----------

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                               2,089,832     1,982,333     107,499
                                         ------------- ------------- -----------

   NET INCREASE IN CASH AND CASH
      EQUIVALENTS FOR THE PERIOD            1,463,833     1,463,707         126
   Cash and cash equivalents, beginning
    of period                                       -           126           -
                                         ------------- ------------- -----------

   CASH AND CASH EQUIVALENTS, END OF        1,463,833     1,463,833         126
     PERIOD                              ============= ============= ===========

   INCOME TAXES PAID                                -             -           -
                                         ============= ============= ===========

   INTEREST PAID                                    -             -           -
                                         ============= ============= ===========


         The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
Year ended November 30, 2006 and for Period from Inception (March 1, 2005) to November 30, 2005.
(Amounts expressed in US Dollars)



                               Number of   Common    Additional
                                Common     Shares      Paid-in      Deficit
                                Shares     Amount      Capital    Accumulated     Total
                                              $           $             $           $

Balance as of March 1, 2005          -          -           -            -            -

Issuance of Common shares
  for professional services  6,525,000      6,525      58,725            -       65,250
Issuance of common shares
  for cash                     397,880        398      99,072            -       99,470
Net loss for the period              -          -           -     (188,699)    (188,699)
                            -----------  ---------  ----------  -----------  -----------
Balance as of
  November 30, 2005          6,922,880      6,923     157,797     (188,699)     (23,979)

Issuance of common shares
  for cash                     956,000        956      94,644            -       95,600
Issuance of common shares
  for cash                     286,000        286      49,764            -       50,050
Issuance of common shares
  to consultant for services    50,000         50       8,700            -        8,750
Issuance of common shares
  for cash                   2,000,000      2,000     398,000            -      400,000
Exercise of stock options      950,000        950      94,050            -       95,000
Issuance of common shares
  for cash (net of agent
  commission)                  200,000        200     179,785            -      179,985
Stock subscriptions received         -          -   1,165,500            -    1,165,500
Stock based compensation             -          -   1,049,940            -    1,049,940
Net loss for the year                -          -           -   (1,660,799)  (1,660,799)

Balance as of
   November 30, 2006        11,364,880     11,365   3,198,180   (1,849,498)   1,360,047
                            -----------  ---------  ----------  -----------  -----------


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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        d) Loss per Share

           The Company has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2006 and 2005 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2006, there were 700,000 options and no warrants outstanding. At November 30, 2005, there were no options or warrants outstanding.

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

        g) Stock-Based Compensation

           In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
           2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on December 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of November 30, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the period ended November 30, 2005, since up to that date, no stock options had been issued to employees nor non-employees. All awards granted to employees and non-employees after November 30, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

           As of November 30, 2006 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to employees and non employees for the year ended November 30, 2006 and 2005 was $1,049,940 and $Nil respectively as no options were granted during the year ended November 30, 2005.

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

     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        j) Impairment of Long-lived Assets

           In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

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

       m)  Cash and Cash Equivalents

           Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.
                                       10

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

       o)  Recent Accounting Pronouncements

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion
           No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS
           No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company as of December 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

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

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)

   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        157 is not expected to have a material impact on the Company's results of operations and financial condition.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)


   3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company is November 30, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

     4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                       2006           2005
                                                       ----           ----
           Accounts payable and accrued liabilities are comprised of the following:

               Trade payables                      $     7,689   $    5,210
               Accrued liabilities                      96,322       10,866
                                                   -----------    ---------
                                                     $ 104,011    $  16,076
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

     5. CAPITAL STOCK (cont'd)

        c) Changes to Issued Share Capital

        November 30, 2005

          i) On March 3, 2005, the Company authorized the issuance of 4,800,000 common shares to promoters for services rendered for total consideration of $48,000 and 1,200,000 common shares to consultants for services rendered for a total consideration of $12,000. These shares were measured and recorded at the exchange amount.

          ii) On March 4, 2005, the Company authorized the issuance of 400,000 common shares to promoters for services rendered for total consideration of $4,000 and 125,000 common shares to consultants for services rendered for a total consideration of $1,250. These shares were measured and recorded at the exchange amount.

          iii) On April 15, 2004 the Company authorized the issuance of 397,880 Common shares for cash for a total consideration of $99,470.

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

        All of the above options vest immediately and have an expiry date of October 29, 2011.

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

     6. STOCK BASED COMPENSATION (cont'd)

          The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment. As the Company is relatively new and had limited data for historic volatility, the estimated volatility was determined by comparing the volatility of similar Companies within the industry sector. The expected term calculation is based upon the expected term the option is to be held, which is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on immediate vesting of stock options.

        For the year ended November 30, 2006, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      Options        Options
                                                      granted        granted
                                                    October 31,    November 14,
                                                       2006            2006

           Risk free rate                              3.50%           3.50%
           Volatility factor                            100%            100%
           Expected dividends                             0%              0%
           Forteiture rate                                0%              0%
           Expected life                            5 years         5 years
           Range of exercise prices              $0.10-0.50           $1.00

           Market price of Company's common
             stock on date of grant                   $0.65           $1.90
           Total number of options granted        1,550,000         100,000
           Grant date fair value of options           $0.58           $1.58

           Stock-based compensation cost
              expensed for year ended
              November 30, 2006                    $892,214        $157,726
           Unexpended stock-based compensation
              deferred over to next year                nil             nil

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2006 and 2005
(Amounts expressed in US Dollars)

     6. STOCK BASED COMPENSATION (cont'd)

           The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan as at Nov 30:

                                         Option price        Number of shares
                  Expiry date              per share        2006         2005
                  -----------            ------------       ----         ----

                  October 29, 2011         $0.25           300,000          -
                  October 29, 2011         $0.50           300,000          -
                  November 14, 2011        $1.00           100,000          -
                                                         ----------   ---------
                                                           700,000          -
                                                         ----------   ---------
                  Weighted average exercise
                      price at end of year                   $0.46          -
                                                         ----------   ---------

                                                      Number of shares
                                                   2006               2005
                                                   ----               ----

            Outstanding, beginning of year               -                -
            Granted                              1,650,000                -
            Expired                                      -                -
            Exercised                             (950,000)               -
            Cancelled                                    -                -
            Outstanding, end of year               700,000                -
                                               -----------  ---------------
            Exercisable, end of year               700,000                -
                                               -----------  ---------------

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

     7. RELATED PARTY TRANSACTIONS

           During the years ended November 30, 2006 and 2005, no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. During the year ended November 30, 2006, (Prior year `Nil') the Directors were issued Stock Options (Refer to note 6).

        a) Options to one director to acquire 650,000 common shares. The exercise price for 550,000 options was set at $0.10 per share and balance 100,000 options were set at $0.25 per share. The Company recognized stock based compensation expense of $386,302. The director exercised the options to acquire 550,000 common shares at $0.10 per share.

        b) Options to one director to acquire 300,000 common shares. The exercise price for 200,000 options was set at $0.10 per share and balance 100,000 options were set at $0.25 per share. The Company recognized stock based compensation expense of $176,028. The director exercised the option to acquire 200,000 common shares at $0.10 per share.

        c) Options to one director to acquire 300,000 common shares. The exercise price for 200,000 options was set at $0.10 per share and balance 100,000 options were set at $0.25 per share. The Company recognized stock based compensation expense of $176,028. The director exercised the option to acquire 200,000 common shares at $0.10 per share.

        During the year ended November 30, 2005, the directors were issued3,640,000shares in lieu of services rendered, which were measured and recorded at the exchange amount.

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

        Reconciliation of statutory tax rate to the effective income tax rate is as follows:

        Federal statutory income tax rate                          (34.0) %
        State income taxes, net of tax benefit                      (3.5) %
                                                                   --------
        Deferred tax asset valuation allowance                     (37.5) %
                                                                   --------
        Effective rate                                              (0.0) %

        Deferred tax asset components as of November 30, 2006 and 2005 are as follows:

                                                            2006      2005
           Operating losses available to offset future
               income-taxes                              $799,558    $188,699
                                                         --------    --------

           Expected Income tax recovery at statutory
               rate of 37.5%                            ($299,834)   ($70,762)
           Valuation Allowance                           $299,834     $70,762
                                                         --------     -------
           Net deferred tax assets                              -           -
                                                         --------     -------

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
               Expected dividends                     nil

        c) The Company has entered into an amended agreement in February 2007 with a director regarding development of its "Electrical Shocker" ("ES") technology. Pursuant to the original agreement executed in November 2006, the director was paid a total of $38,000, which included $22,000 during the last quarter of 2006 and an additional $16,000 in January 2007. The director in return has released the Company from a prior obligation to pay royalty from the sale of any product developed using this technology. The Company has expensed this payment of $22,000 as Research and Product Development cost during 2006 and will expense the balance $16,000 to Research and Product Development during the first quarter of 2007. In addition, the director was paid $62,000 on February 6th 2007 upon signing the amended agreement. The Company will expense this payment of $62,000 to Research and Product Development in the first quarter of 2007. Should the development of a working industrial prototype of the ES technology be completed to the satisfaction of the Company on or before March 10, 2007, then the son of the director can retain ownership of the 1,560,000 shares issued during March 2005 and valued at $15,600 for services rendered ("subject shares") which represent 13.7% of the common shares of the Company as of November 30, 2006. Should the development of a working industrial prototype of the ES technology not be completed to the satisfaction of the Company on or before March 10, 2007, then the subject shares will be cancelled by the Company and the director will be paid $50,000 on March 10, 2007. The Company took possession of the subject shares certificate upon execution of the agreement. In the event of cancellation of these shares, the Company will account for this transaction under the constructive retirement method. The cancelled shares will revert to authorized but unissued status. The stock and additional paid-in-capital amounts will be reduced with a total of $15,600 and a debit of $34,400 to retained earnings, being the excess of the purchase cost over the original issuance.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of September 2007.

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

                                     Title                    Date

/s/ Sheldon Kales
------------------------
Sheldon Kales                       Director             September 12, 2007


/s/ Boaz Dor
------------------------
Boaz Dor                            Director             September 12, 2007

/s/ Gregory Sullivan
------------------------
Gregory Sullivan                    Director             September 12, 2007