Form 10QSB/A
period 2007-02-28
Security Devices International Inc.
filed 2007-09-14
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                            120 Adelaide Street West
                                   Suite 2500
                                Toronto, Ontario
                                 Canada                  M5H 1T1
               -------------------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (647) 388-1117
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES [X]            NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    __X____
                  ------------                    -


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


     REASONS FOR AMENDED REPORT

     This report has been amended so that certain parts of the Management's Discussion and Analysis section of this report and the Company's financial statements correspond with the Company's registration statement on Form SB-2 (File No. 333-143301) to reflect certain enhanced disclosures in the notes to the financial statements. There were no changes in the amounts reported in the Company's interim financial statements included in the 10-QSB report previously filed on April 16, 2007 (File No. 333-132456).

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2007 and November 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                     February 28,   November 30,
                                                         2007           2006
                                    ASSETS                $              $

CURRENT
   Cash and cash equivalents                           2,279,701      1,463,833
   Prepaid expenses and other (Note 8)                    10,665          4,452
                                                     ------------   ------------
Total Current Assets                                   2,290,366      1,468,285
Plant and Equipment, net (Note 4)                          8,249              -
                                                     ------------   ------------
TOTAL ASSETS                                           2,298,615      1,468,285
                                                     ------------   ------------
                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              134,208        104,011
   Loans from Directors/Shareholders (Note 7)              4,941          4,227
                                                     ------------   ------------
Total Current Liabilities                                139,149        108,238
                                                     ------------   ------------

                              STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                    13,701         11,365
Additional Paid-In Capital                             4,571,500      3,198,180
Deficit Accumulated During the Development Stage      (2,425,735)    (1,849,498)
                                                     ------------   ------------
Total Stockholders' Equity                             2,159,466      1,360,047
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             2,298,615      1,468,285
                                                     ============   ============



           See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended February 28, 2007 and February 28, 2006
(Amounts expressed in US Dollars)
(Unaudited)
                                                       For the       For the
                                                       quarter       quarter
                                                        ended         ended
                                       Cumulative     February 28,  February 28,
                                     since inception      2007          2006
                                            $               $             $

REVENUES                                       -               -              -
                                     ---------------- ------------  ------------

OPERATING EXPENSES:
Research and Product Development Cost     848,886        310,586         90,175
Amortization                                  130            130              -
General and Administration              1,597,741        286,543         26,024
                                     ---------------- ------------  ------------
TOTAL OPERATING EXPENSES                2,446,757        597,259        116,199
                                     ---------------- ------------  ------------
LOSS FROM OPERATIONS                   (2,446,757)      (597,259)      (116,199)

        Other Income-Interest              21,022         21,022              -
                                     ---------------- ------------  ------------
LOSS BEFORE INCOME TAXES               (2,425,735)      (576,237)      (116,199)
                                     ---------------- ------------  ------------
Income taxes                                    -              -              -
                                     ---------------- ------------  ------------
NET LOSS                               (2,425,735)      (576,237)      (116,199)
                                     ---------------- ------------  ------------
  Loss per share - basic and diluted                       (0.04)         (0.02)
                                                      ------------  ------------
  Weighted average common shares
    outstanding                                       13,415,518      7,398,324
                                                      ------------  -----------


           See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Three Months Ended February 28, 2007 and February 28, 2006 (Amounts expressed in US Dollars)
(Unaudited)

                                                       For the       For the
                                                       quarter       quarter
                                                        ended         ended
                                       Cumulative     February 28,  February 28,
                                     since inception      2007          2006
                                            $               $             $

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                  (2,425,735)    (576,237)     (116,199)
  Items not requiring an outlay of cash:
  Issue of shares for professional
   services                                   74,000            -             -
  Stock based compensation                 1,254,926      204,986             -
  Amortization                                   130          130
  Changes in non-cash working capital:
   Accounts payable and accrued liabilities  134,208       30,197        82,467
   Prepaid expenses and other                (10,665)      (6,213)            -
                                     ---------------- ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES       (973,136)    (347,137)      (33,732)
                                     ---------------- ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of Plant and Equipment         (8,379)      (8,379)            -
                                     ---------------- ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES         (8,379)      (8,379)            -
                                     ---------------- ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from directors/shareholders             4,941          714         4,209
 Proceeds from issuance of common shares   3,161,275    1,170,670        95,600
 Exercise of stock options                    95,000            -             -
                                     ---------------- ------------  ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                3,261,216    1,171,384        99,809
                                     ---------------- ------------  ------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS FOR THE PERIOD                2,279,701      815,868        66,077
 Cash and cash equivalents,
  beginning of period                              -    1,463,833           126
                                     ---------------- ------------  ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             2,279,701    2,279,701        66,203

   INCOME TAXES PAID                               -            -             -
                                     ================ ============  ============



           See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Three months ended February 28, 2007 and for Period from Inception (March 1,
2005) to November 30, 2006.
(Amounts expressed in US Dollars)
(Unaudited)



                              Number of  Common  Additional
                               Common    Shares   Paid-in      Deficit
                               Shares    amount   Capital    accumulated      Total
                                  $          $       $            $             $

Balance as of March 1, 2005         -         -          -           -            -
Issuance of Common shares
 for professional services  6,525,000     6,525     58,725           -       65,250
Issuance of common shares
 for cash                     397,880       398     99,072                   99,470
Net loss for the period             -         -          -    (188,699)    (188,699)
                           -----------  --------  --------- -----------  -----------
Balance as of
  November 30, 2005         6,922,880     6,923     57,797    (188,699)     (23,979)

Issuance of common shares
 for cash                     956,000       956     94,644           -       95,600
Issuance of common shares
 for cash                     286,000       286     49,764           -       50,050
Issuance of common shares
 to consultant for services    50,000        50      8,700           -        8,750
Issuance of common shares
 for cash                   2,000,000     2,000    398,000           -      400,000
Exercise of stock options     950,000       950     94,050           -       95,000
Issuance of common shares
 for cash (net of agent
 commission)                  200,000       200    179,785           -      179,985
Stock subscriptions
 received                                        1,165,500           -    1,165,500
Stock based compensation            -         -  1,049,940           -    1,049,940
Net loss for the year               -         -          -  (1,660,799)  (1,660,799)
                           -----------  --------  --------- -----------  -----------
Balance as of
 November 30, 2006         11,364,880    11,365  3,198,180  (1,849,498)   1,360,047

Issuance of common shares
 for stock subscriptions
 received in prior year     1,165,500     1,165     (1,165)          -            -

Issuance of common shares
 for cash                   1,170,670     1,171  1,169,499                1,170,670
Stock based compensation                                       204,986      204,986

Net loss for the three
 month period ended
 February 28, 2007                  -         -          -    (576,237)    (576,237)
                           -----------  --------  --------- -----------  -----------
Balance as of
February 28, 2007          13,701,050    13,701  4,571,500  (2,425,735)   2,159,466
                           -----------  --------  --------- -----------  -----------

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



                                        February 28, 2007      November 30,2006
                                           Accumulated            Accumulated
                                  Cost    Depreciation   Cost    Depreciation
                                    $          $           $            $
      -------------------------------------------------------------------------

      Computer equipment          8,379         130         -            -
                                  8,379         130         -            -
                                -------         ---

      Net carrying amount               $8,249                    $Nil
                                        ------                    ----

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

        Effective January 7, 2007 the company appointed a CFO and granted stock options to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on January 7, 2012. The stock based compensation cost of $204,986 has been expensed in this quarter.

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

        The estimated volatility used is the historic volatility. The expected term calculation is based upon the expected term the option is to be held, which is full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on immediate vesting of stock options.

        The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:



                   Risk free rate                            3.50%
                   Volatility factor                       122.84%
                   Expected dividends                           0%
                   Forfeiture rate                              0%
                   Expected life                           5 years
                   Exercise price                            $1.50
                   Grant date fair value of options          $1.64

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)

   6. STOCK BASED COMPENSATION (Cont'd)

           Market price of Company's common
               stock on date of grant                       $1.90
           Total number of options granted                125,000
           Stock-based compensation cost
               expense                                   $204,986
           Unexpended stock-based compensation
              deferred over to next period                    nil

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

     9. SUBSEQUENT EVENTS

          a) The Company had entered into an amended agreement in February 2007, with a director regarding development of its "Electrical Shocker" ("ES") technology. Pursuant to the original agreement executed in November 2006, the director was paid a total of $38,000 which included $22,000 during the last quarter of 2006 and an additional $16,000 in January 2007. The Company has expensed this payment of $22,000 as Research and Product
               Development cost during 2006 and also expensed the balance $16,000 to Research and Product Development cost in this quarter. In addition, the director was paid $62,000 in February, 2007 upon signing the amended agreement. The Company expensed this payment of $62,000 to Research and Product Development in this quarter . The director in return had

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)

     9. SUBSEQUENT EVENTS (Cont'd)

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

            b) On March 12, 2007, the Company authorized the issuance of 50,000 common shares at $1.50 per share for a total cash consideration of $75,000 to a consultant who rendered investor relation services to the Company during the quarter ended May 31, 2007.

                 The market price of the total stock on the date of issuance was $155,000. The difference of $80,000 between the market price of the total stock ($155,000) and the issued price ($75,000) represents the estimated fair value of the consultant's services. The par value of the shares in the amount of $50 will be credited to share capital and the balance of $154,950 credited to additional paid-in capital and shown as issuance of common shares for cash and services in interim statement of changes in stockholder's equity.

            c) The Company has signed a letter of intent with a third party Agent on a best effort basis for a private placement offering of Common Shares in the amount of US$5million.

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

   As of August 31, 2007 SDI had not generated any revenue.

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

     SDI did not have any material future contractual obligations or off-balance sheet arrangements as of August 31, 2007.

      SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2008 will be:

      Research and Development              $1,460,000
      General and administrative expenses      100,000
      Patent filings                            30,000
                                         -------------
           Total                            $1,590,000
                                         =============

     SDI does not anticipate that it will need to hire any employees prior to December 31, 2007. SDI does not expect that it will need to raise additional capital during the twelve months ending May 31, 2008. SDI believes that its cash on hand at May 31, 2007 will satisfy its working capital needs for the next eighteen months.

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


ITEM 6.  EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2007.


                                     SECURITY DEVICES INTERNATIONAL INC.


                                      By  /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon  Kales,  President  and Chief
                                          Executive Officer


                                      By  /s/ Rakseh Malhotra
                                          ------------------------------------
                                          Rakesh      Malhotra,       Principal
                                          Financial and Accounting Officer