Form 10QSB/A
period 2007-05-31
Security Devices International Inc.
filed 2007-09-14
CIK 1354866

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

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                  Applied For
     ----------------                           -------------------
  (State of incorporation)             (I.R.S. Employer Identification Number)


                              464 Old Orchard Grove
                                Toronto, Ontario
                                 Canada M5M 2G4
                  ---------------------------------------------
                (Address of Principal Executive Office) Zip Code


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

   REASONS FOR AMENDED REPORT

     This report has been amended so that the Company's financial statements correspond with the Company's registration statement on Form SB-2 (File No. 333-143301) to reflect certain enhanced disclosures in the notes to the financial statements. There were no changes in the amounts reported in the Company's interim financial statements included in the 10QSB report previously filed on July 13, 2007 (File No. 333-132456).

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


                                                     For the      For the      For the        For the
                                      Cumulative    six months   six months  three months   three months
                                        since         ended        ended        ended          ended
                                      Inception       May 31,      May 31,      May 31,       May 31,
                                                       2007         2006         2007           2006
                                                         $            $            $              $
     OPERATING EXPENSES:

Research and Product Development Cost  1,170,877      632,577       90,175      321,991             -
Amortization                                 759          759            -          629             -
General and administration (note 6)    2,609,142    1,297,944       49,335    1,011,401        23,311
                                     ------------ ------------  ----------- ------------    ----------

   TOTAL OPERATING EXPENSES            3,780,778    1,931,280      139,510    1,334,021        23,311
                                     ------------ ------------  ----------- ------------    ----------

   LOSS FROM OPERATIONS               (3,780,778)  (1,931,280)    (139,510)  (1,334,021)      (23,311)

     Other Income-Interest                62,666       62,666            -       41,644             -
                                     ------------ ------------  ----------- ------------    ----------

   LOSS BEFORE INCOME TAXES           (3,718,112)  (1,868,614)    (139,510)  (1,292,377)      (23,311)

     Income taxes                              -            -            -            -             -
                                     ------------ ------------  ----------- ------------    ----------

   NET LOSS                           (3,718,112)  (1,868,614)    (139,510)  (1,292,377)      (23,311)
                                     ------------ ------------  ----------- ------------    ----------

   Loss per share - basic and diluted                   (0.14)       (0.02)       (0.10)        (0.00)


Weighted average common shares outstanding         13,297,757    7,798,166   13,182,555     8,189,315
                                                  ------------  ----------- ------------    ----------





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

        The market price of the total stock on the date of issuance was $155,000. The difference of $80,000 between the market price of the total stock ($155,000) and the issued price ($75,000) represents the estimated fair value of the consultant's services. The par value of the shares in the amount of $50 was credited to share capital and the balance of $154,950 credited to additional paid-in capital and shown as issuance of common shares for cash and services in interim statement of changes in stockholder's equity.

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

     6.  STOCK BASED COMPENSATION (cont'd)

                                                     Options         Options
                                                     granted         granted
                                                 April 23, 2007  January 7, 2007
                                                 --------------  ---------------

           Risk free rate                              4.25%           3.50%
           Volatility factor                         106.04%         122.84%
           Expected dividends                           nil             nil
           Forfeiture rate                                0%              0%
           Expected life                            5 years         5 years
           Range of exercise prices              $2.75-3.60           $1.50
           Market price of Company's common
              stock on date of grant                  $2.65           $1.90
           Grant date fair value of options           $2.06           $1.64
           Total number of options granted          340,000         125,000
           Stock-based compensation cost
            expensed for six month period
            ended May 31, 2007                     $700,298        $204,986
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

     6.  COMMITMENTS (cont'd)

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

     SDI did not have any material future contractual obligations or off-balance sheet arrangements as of May 31, 2007.

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

6.   EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2007.

                                     SECURITY DEVICES INTERNATIONAL INC.


                                      By   /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon Kales, President and Chief
                                          Executive Officer

                                      By  /s/ Rakesh Malhotra
                                          ------------------------------------
                                          Rakesh Malhotra, Principal
                                          Financial and Accounting Officer