Form 10QSB
period 2007-08-31
Security Devices International Inc.
filed 2007-10-15
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended August 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                            Commission file No. None

                       SECURITY DEVICES INTERNATIONAL INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               Applied For
        (State of incorporation)         (I.R.S. Employer Identification Number)


                            120 Adelaide Street West
                                   Suite 2500
                                Toronto, Ontario
                                 Canada M5H 1T1
                     --------------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (416) 787-1871
                         -----------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES [X]            NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    __  X____
                  ------------                    ---


As of October 15, 2007, the Company had 14,330,050 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS
                                                                        Page No

     Interim Balance Sheets as at August 31, 2007 (Unaudited) and
     November 30, 2006(Audited)                                             1

     Interim (Unaudited) Statement of Operations for the nine months
     and three months ended August 31, 2007 and August 31, 2006.            2

     Interim (Unaudited) Statement of Cash Flows for the nine months
     ended August 31, 2007 and August 31, 2006.                             3

     Interim Statements of changes in Stockholders' Equity for the nine months ended August 31, 2007 (Unaudited) and for the period
     from inception (March 1, 2005) to November 30, 2006(Audited)           4

     Condensed Notes to Unaudited Interim Financial Statements            5-12

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at August 31, 2007 and November 30, 2006
(Amounts expressed in US Dollars)

                                                       August 31,   November 30,
                                                          2007          2006
                                                      (Unaudited)    (Audited)
                                                           $              $
                                     ASSETS

CURRENT
   Cash and cash equivalents
     5,844,347           1,463,833
   Prepaid expenses and other (Note 9)                  35,510           4,452
                                                 --------------   --------------

Total Current Assets                                 5,879,857       1,468,285
Plant and Equipment, net (Note 4)                       10,141               -
                                                 --------------   --------------

TOTAL ASSETS                                         5,889,998       1,468,285
                                                 ==============   ==============

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts payable and accrued liabilities            154,128         104,011
   Loans from Directors/Shareholders (Note 7)            1,650           4,227
                                                 --------------   --------------

Total Current Liabilities                              155,778         108,238
                                                 --------------   --------------

                              STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                  14,330          11,365
Additional Paid-In Capital                           9,943,944       3,198,180
Deficit Accumulated During the Development Stage    (4,224,054)     (1,849,498)
                                                 --------------   --------------

Total Stockholders' Equity                           5,734,220       1,360,047
                                                 --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           5,889,998       1,468,285
                                                 ==============   ==============

         See condensed notes to unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations
For the nine months and three months ended August 31, 2007 and August 31, 2006 (Amounts expressed in US Dollars)
(Unaudited)



                                                      For the       For the       For the       For the
                                        Cumulative   nine months   nine months  three months  three months
                                           since        ended        ended         ended         ended
                                         Inception    August 31,    August 31,    August 31,    August31,
                                                        2007          2006          2007          2006
                                                          $             $             $             $
                                        ----------   -----------   -----------   -----------  ------------
     OPERATING EXPENSES:

   Research and Product Development Cost 1,513,621      975,321       218,200       342,744       128,025
   Amortization                              1,553        1,553             -           794             -
   General and administration (note 6)   2,845,816    1,534,618        75,763       236,674        26,428
                                       ------------ ------------  ------------  ------------  ------------

   TOTAL OPERATING EXPENSES              4,360,990    2,511,492       293,963       580,212       154,453
                                       ------------ ------------  ------------  ------------  ------------

   LOSS FROM OPERATIONS                 (4,360,990)  (2,511,492)     (293,963)     (580,212)     (154,453)

     Other Income-Interest                 136,936      136,936             -        74,270             -
                                       ------------ ------------  ------------  ------------  ------------

   LOSS BEFORE INCOME TAXES             (4,224,054)  (2,374,556)     (293,963)     (505,942)     (154,453)

     Income taxes                                -            -             -             -             -
                                       ------------ ------------  ------------  ------------  ------------

   NET LOSS                             (4,224,054)  (2,374,556)     (293,963)     (505,942)     (154,453)
                                       ------------ ------------  ------------  ------------  ------------

   Loss per share - basic and diluted                     (0.17)        (0.04)        (0.04)        (0.02)


   Weighted average common shares outstanding        13,644,366     7,989,179    14,330,050     8,367,054
                                       ------------ ------------  ------------  ------------  ------------




         See condensed notes to unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Cash Flow
For the nine months ended August 31, 2007 and August 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                                             For the            For the
                                                                           nine months         nine months
                                                         Cumulative           ended              ended
                                                       since inception    August 31, 2007    August 31, 2006
                                                              $                   $                  $

   CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                           (4,224,054)        (2,374,556)          (293,963)
         Items not requiring an outlay of cash:
        Issue of shares for professional services           154,000             80,000              8,750
        Stock based compensation                          1,955,224            905,284                  -
        Amortization                                          1,553              1,553                  -
        Loss on cancellation of stock                        34,400             34,400                  -
        Changes in non-cash working capital:
         Accounts payable and accrued liabilities           154,128             50,117             (6,916)
        Prepaid expenses and other                          (35,510)           (31,058)                 -
                                                      --------------     --------------      -------------

   NET CASH USED IN OPERATING ACTIVITIES                 (1,960,259)        (1,334,260)          (292,129)
                                                      --------------     --------------      -------------
   CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of Plant and Equipment                  (11,694)           (11,694)                 -
                                                      --------------     --------------      -------------

   NET CASH USED IN INVESTING ACTIVITIES                    (11,694)           (11,694)                 -
                                                      --------------     --------------      -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
      Loans/ (Repayments) from directors/shareholders         1,650             (2,577)               758
      Net Proceeds from issuance of common shares         7,769,650          5,779,045            545,650
      Cancellation of stock                                 (50,000)           (50,000)                 -
      Exercise of stock options                              95,000                  -                  -
                                                      --------------     --------------      -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES              7,816,300          5,726,468            546,408
                                                      --------------     --------------      -------------

   NET INCREASE IN CASH AND CASH
      EQUIVALENTS FOR THE PERIOD                          5,844,347          4,380,514            254,279

     Cash and cash equivalents, beginning of period               -          1,463,833                126
                                                      --------------     --------------      -------------

   CASH AND CASH EQUIVALENTS, END OF PERIOD               5,844,347          5,844,347            254,405
                                                      ==============     ==============      =============

   INCOME TAXES PAID                                              -                  -                  -
                                                      ==============     ==============      =============

   INTEREST PAID                                                  -                  -                  -
                                                      ==============     ==============      =============




     The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
For the nine months ended August 31, 2007 and for the period from inception (March 1, 2005) to August 31, 2006
(Amounts expressed in US Dollars)


                                 Number of   Common    Additional
                                  Common     Shares     Paid-in      Deficit
                                  Shares     amount     Capital    accumulated     Total
                                 ---------  ---------  ----------  -----------     -----
                                      $         $           $            $            $

Balance as of March 1, 2005             -          -          -            -           -
Issuance of Common shares
 for professional services      6,525,000      6,525     58,725            -      65,250
Issuance of common shares
 for cash                         397,880        398     99,072                   99,470
Net loss for the period                 -          -          -     (188,699)   (188,699)
                               -----------  ---------  ---------  -----------  ----------
Balance as of
 November 30, 2005              6,922,880      6,923    157,797     (188,699)    (23,979)

Issuance of common shares
 for cash                         956,000        956     94,644            -      95,600

Issuance of common shares
 for cash                         286,000        286     49,764            -      50,050
Issuance of common shares
 to consultant for services        50,000         50      8,700            -       8,750
Issuance of common shares
 for cash                       2,000,000      2,000    398,000            -     400,000
Exercise of stock options         950,000        950     94,050            -      95,000
Issuance of common shares
 for cash (net of agent
 commission)                      200,000        200    179,785            -     179,985
Stock subscriptions received                          1,165,500            -   1,165,500
Stock based compensation                -          -  1,049,940            -   1,049,940
Net loss for the year                   -          -          -   (1,660,799) (1,660,799)
                               -----------  ---------  ---------  ----------- -----------
Balance as of
November 30, 2006 (Audited)    11,364,880     11,365  3,198,180   (1,849,498)  1,360,047

Issuance of common shares
  for stock subscriptions
  received in prior year        1,165,500      1,165     (1,165)           -           -

Issuance of common shares
  for cash                      1,170,670      1,171  1,169,499                1,170,670
Stock based compensation                                204,986                  204,986
Issuance of common shares
  for cash and services            50,000         50    154,950                  155,000
Stock based compensation                                700,298                  700,298
Issuance of common shares
  for cash (net of expenses)    2,139,000      2,139  4,531,236                4,533,375
Cancellation of stock          (1,560,000)    (1,560)   (14,040)                 (15,600)

Net loss for the nine month
  period ended August 31, 2007          -          -          -   (2,374,556) (2,374,556)
                               -----------  ---------  ---------  ----------- -----------
Balance as of August 31, 2007
(Unaudited)                    14,330,050     14,330  9,943,944   (4,224,054)  5,734,220
                               -----------  ---------  ---------  ----------- -----------



     The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


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

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 2,374,556 during the nine month period ended August 31, 2007. At August 31, 2007, the Company had an accumulated deficit during the development stage of $4,224,054 which includes a non- cash stock based compensation cost of $1,955,224. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2006 the Company raised $1,982,333 primarily through issue of common stock. (See note 5). During the quarter ended February 28, 2007, the company raised $1,170,670

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


   2.   NATURE OF OPERATIONS (cont'd)


        through issue of common stock. During the quarter ended May 31, 2007, the Company raised an additional $4,608,375 (net of expenses of $279,375) through the issue of Common stock. The company has a working capital of $ 5,724,079 and shareholders' equity of $5,734,220 as at August 31, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

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


                                          Aug 31, 2007          November 30,2006
                                           Accumulated               Accumulated
                                  Cost    Amortization      Cost    Amortization
                                   $            $             $            $
                             ---------------------------------------------------

       Computer equipment        11,694       1,553            -            -
                             ------------  -----------  ----------   ---------

                                 11,694       1,553            -            -
                             ------------  -----------  ----------   ---------

        Net carrying amount            $10,141                    $Nil
                                       -------                    ----

   5.     ISSUANCE OF CAPITAL STOCK

          Year ended November 30, 2006
          ----------------------------

            i) On December 31, 2005 the Company authorized the issuance of
               486,000 common shares for cash for a total consideration of $48,600.

           ii) On January 31, 2006 the Company authorized the issuance of 470,000 common shares for cash for a total consideration of $ 47,000.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

   5.     ISSUANCE OF CAPITAL STOCK (cont'd)

          Year ended November 30, 2006 (cont'd)
          -------------------------------------

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

        Nine months ended August 31, 2007
        ---------------------------------

        On December 12, 2006 the Company completed the sale of 2,536,170 shares of its common stock to a group of private investors. The shares were sold in the private offering at a price of $1.00 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

   5.   ISSUANCE OF CAPITAL STOCK (cont'd)

        Nine months ended August 31, 2007 (cont'd)
        ------------------------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

   5.   ISSUANCE OF CAPITAL STOCK (cont'd)

        Nine months ended August 31, 2007 (cont'd)
        ------------------------------------------

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

        The sales agent also received warrants which allow them to purchase 106,950 shares of the Company's Common stock at a price of $2.81 per share. The warrants expire in 2009.

        The Company agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares sold to the investors, as well as the shares issuable upon the exercise of the warrants issued to the sales agent. The registration statement was declared effective on September 20, 2007.

        The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these securities.

    6.  STOCK BASED COMPENSATION

        Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same lines as cash compensation paid. As such, stock based compensation is no longer presented separately. Effective January 7, 2007 the company appointed a CFO and granted stock options to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on January 17, 2012. The stock based compensation cost of $204,986 has been expensed to general and administration.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

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

        For the nine-month period ended August 31, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

      6. STOCK BASED COMPENSATION (cont'd)

                                                        Options       Options
                                                        granted       granted
                                                     April 23,2007  Jan 7 , 2007
                                                     ------------   ------------

           Risk free rate                                 4.25%          4.25%
           Volatility factor                            106.04%        122.84%
           Expected dividends                              nil            nil
           Forfeiture rate                                   0%             0%

           Expected life                               5 years        5 years
           Range of exercise prices                   $2.75-3.60        $1.50
           Market price of Company's common stock
             on date of grant                            $2.65          $1.90
           Grant date fair value of options              $2.06          $1.64

           Total number of options granted             340,000        125,000
           Stock-based compensation cost
              expensed                                $700,298       $204,986
           Unexpended stock-based compensation
              deferred over to next period                 nil            nil

     7.   RELATED PARTY TRANSACTIONS

          During the nine month period ended August 31, 2007, all out of pocket expenses of directors/promoters were expensed. The Directors maintain a current account with the Company to meet the operating expenses. As of August 31, 2007, there was a payable of $1,650 to the directors. This balance is unsecured and bears interest at 4% p.a.

     8.   COMMITMENTS

          In March 2007, the Company entered into an Investor Relation Service Agreement for a period of twelve months commencing the first of April 2007. The consultant will represent the Company in European countries for disseminating investor relation information and creating awareness in the European financial community. The Company agreed to pay the consultant a total of $205,000 for the services to be provided over the twelve month period and payment of $100,000 in advance. The Company expensed $85,416during the nine month period ended August 31, 2007 and an amount of $14,584 is included in prepaid expenses and other.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


   8. COMMITMENTS (cont'd)

        In May 2007 the Company entered into a consulting agreement with a consultant for business development and active marketing of the Company's technology and products. The initial time frame of the agreement is from May to November 2007, with a planned extension, at the mutual agreement of both parties. Compensation to the consultant for the services is $5,000 per month.

   9.   PREPAID EXPENSES AND OTHER

        In addition to prepayments for Investor relation services for $ 14,584, prepaid expenses also include prepayments made for directors' and officers insurance for $17,335.

   10.  SUBSEQUENT EVENTS

        On July 11, 2007 the Company had authorized the issuance of warrants to two directors. These warrants allowed one director to purchase 250,000 shares at a price of $0.50 per share and the other director to purchase 50,000 shares at price of $0.50 per share. These warrants were cancelled by the Company and reissued on October 5, 2007 on similar terms and conditions except that the expiry period for the warrants expires on October 5, 2014. The fair value of these warrants issued are calculated under Black- Scholes valuation method at $0.88 per warrant using historic volatility factor at 43.06%, expected dividends of $nil, risk free rate of 4.5% and forfeiture rate of 0%. The market price of the Company's common share on the date of grant was $1.20. The Company will expense $263,681 under general and administration expense and credit this amount to additional paid in capital during the quarter ended November 30, 2007.
        On September 6, 2007 the Company authorized the issuance of warrants to one director. These warrants allow the director to purchase 17,000 shares at a price of $ 0.50 per share. These warrants expire on May 31, 2017. The fair value of these warrants issued are calculated under Black- Scholes valuation method at $1.64 per warrant using historic volatility factor at 42.83 %, expected dividends of $nil, risk fee rate of 4.5% and forfeiture rate of 0%. The market price of the Company's common share on the date of grant was $1.94. The Company will expense $27,938 under general and administration expense and credit this amount to additional paid in capital during the quarter ended November 30, 2007.

        On September 20, 2007 the Company's registration statement filed in connection with the issuance of shares to private investors on April 25, 2007 and May 4, 2007 was declared effective.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Security Devices International was incorporated on March 1, 2005 and as of August 31, 2007 had not generated any revenue.

      SDI is a defense technology company which is developing LEKTROX, a unique line of non-lethal, wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      The LEKTROX will be able to effectively incapacitate offenders from a distance as far as 30 meters without a trail of wires leading back to the launcher. The range of the LEKTROX will provide a significant safety advantage for law enforcement officers and security personnel.

      During the year ended November 30, 2006 substantially all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the nine months ended August 31, 2007 more capital was available to SDI and as a result SDI was able to spend more on research and product development.

      During the period from inception (March 1, 2005) through August 31, 2007 SDI's operations used $1,960,259 in cash. During this period SDI:

o     purchased $11,694 of equipment,

o     borrowed $1,650 (net) from its officers and directors,

o     raised $7,719,650 from the sale of shares of its common stock,

o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.

      SDI did not have any material future contractual obligations or off balance sheet arrangements as of November 30, 2006 or August 31, 2007.

      SDI's plan of operation during the twelve-month-period ending August 31, 2008 is as follows:

                                                      Projected      Estimated
Activity                                           Completion Date      Cost
--------                                           ---------------  -----------

Completion of fully operational Long Range LEKTROX
   prototype (37-38MM) up to production file:            11/07

Completion of fully operational Long Range LEKTROX
   prototype (40MM) up to production file:               11/07

Completion of mechanical aspects of Long Range
   LEKTROX prototype (12 GUAGE)                           2/08

Completion of tooling for Long Range LEXTROX              2/08

                        Total for above:                            $1,460,000

      SDI anticipates that its capital requirements for the twelve-month period ending August 31, 2008 will be:

      Research and Development                 $1,460,000
      General and administrative expenses         100,000
      Patent filings                               30,000
                                              -----------

           Total                               $1,590,000
                                              ===========

      SDI does not anticipate that it will need to hire any employees prior to December 31, 2007. SDI does not expect that it will need to raise additional capital during the twelve months ending August 31, 2008. SDI believes that its cash on hand will satisfy its working capital needs for the next eighteen months.

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

                                     PART II


6.   EXHIBITS

      The following exhibits are filed with this report:

      Number                         Description
      ------                         -----------

         31                          Rule 13a-14(a)/15d-14(a) certifications
         32                          Section 1350 certifications

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on;

                                     SECURITY DEVICES INTERNATIONAL INC.



October 12, 2007                    By  /s/ Sheldon Kales
                                        ------------------------------------
                                        Sheldon Kales, President and Chief
                                            Executive Officer



October 15, 2007                    By  /s/ Rakesh Malhotra
                                        ------------------------------------
                                        Rakesh Malhotra, Principal Financial and
                                            Accounting Officer