Form 10KSB
period 2007-11-30
Security Devices International Inc.
filed 2008-02-28
CIK 1354866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2007

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. None

                            SECURITY DEVICES INTERNATIONAL INC.
                            -----------------------------------
                        (Name of Small Business Issuer in its charter)

                Delaware                              Applied For
         ------------------------                  ------------------------
         (State of incorporation)                      (IRS Employer
                                                     Identification No.)
          2171 Avenue Rd.
            Suite 103
     Toronto, Ontario Canada                                M5M 4B4
    --------------------------------                   ---------------
 (Address of Principal Executive Office)                  Zip Code

Registrant's telephone number, including Area Code: (416) 787-1871 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer [  ]       Smaller reporting company [X]
(Do not check if a smaller reporting company)

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
                                            Yes ____      No  __X__

The Company's revenues during the year ended November 30, 2007 were $   -0-   .
                                                                     ---------

The aggregate market value of the voting stock held by non-affiliates of the Company (9,900,550 shares) on February 25, 2008 was approximately $13,860,000.

Documents incorporated by reference:      None

As of February 25, 2008, the Company had 14,330,050 issued and outstanding shares of common stock.

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

      SDI's strategic collaboration with Elad resulted in the patent pending LEKTROX system. Featuring the unique extended range Wireless Electro-Muscular Disruption Technology, (or "W-EMDT"), SDI's first products, the LEKTROX 37/38mm and 40mm round ammunition will be ready for the market in 3rd quarter 2008 with a 12-guage version to be introduced later.

      LEKTROX has been specially designed for use with standards issue riot guns, M203 grenade launchers. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training.

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

      Exploiting proven technologies, the LEKTROX Electric Bullet maintains excellent stability for the highest possible accuracy. In addition LEKTROX achieves distances way beyond those reached by previous generation, wired electric ammunition systems.

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

      The cost of manufacturing a LEKTROX electrical round is estimated to be between $20 and $30. SDI anticipates that its electric round will sell at a retail price of approximately $100 per round. In comparison, rubber, smoke or stun rounds typically sell for $20 to $28. A cartridge for the TASER(R) sells for approximately $60.

      As of February 25, 2008 SDI has completed the following steps in the development of the LEKTROX:

o    Design and testing of ballistic  rounds.
o    Production of various ballistic rounds.
o Design of `electrical arms' to adhere to clothing or skin. o Design of safety/armed mechanism.
o    Production of mechanical systems.
o    Design of electrical system.
o    Production of electrical system.

o Integration and assembly of mechanical and electrical sub-systems for electrical rounds.
o    Testing of different ballistic rounds
o    Powder loading
     testing o Testing of complete  electrical rounds
o    Adjustment of electrical rounds based on test results
o    Two clinical studies in European Clinics.

                 Additional steps to be completed include:

o    Production of completed rounds.
o Testing with military and law enforcement organization of fully operational Long Range LEKTROX for production.

     See Item 6 of this report for information regarding the timing of the remaining steps in the development of the LEKTROX.

      The mechanical development of the LEKTROX is being completed by Elad Engineering Ltd., an Israeli company which has designed weapons for the Israeli Military.

      During the period from its inception (March 1, 2005) to November 30, 2007 SDI paid $1,882,495 for research and development.

      SDI does not have written agreements with Elad Engineering for work relating to the development of the LEKTROX.

       As of February 25, 2008 SDI has not entered into any joint venture or licensing agreements.

   SDI currently plans to manufacture market and sell all products on its own behalf.

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

Patents

      Four patent applications, one for the electrical mechanism and other three for the mechanical mechanism of the LEKTROX, have been filed by SDI with the U.S. Patent Office.

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

      Foreign regulations pertaining to non-lethal weapons are numerous and often unclear and a number of countries prohibit devices similar to the LEKTROX. Employees

      The LEXTROX will be controlled, restricted or its use prohibited by several state and local governments. In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Many states have regulations restricting the sale of stun guns and hand-held shock devices, such as the LEXTROX, to private citizens or security personnel.

General

      As of February 25, 2008 SDI did not have any full-time employees.

      SDI's offices are located at 2171 Avenue Rd., Suite 103, Toronto, Ontario, Canada M5M 4B4. SDI's rental costs on this space for the three years ending November 30, 2010, excluding SDI's share of operating and common area expenses, are $11,705 (2008), $12,138 (2009) and $12,138 (2010). SDI's offices are expected to be adequate to meet SDI's foreseeable future needs.

      SDI's website is www.lektrox.com.

ITEM 2.  DESCRIPTION OF PROPERTY

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

      SDI is not involved in any legal proceedings and SDI does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      On August 28, 2006 SDI's common stock was listed on the OTC Bulletin Board under the symbol "SDEV". The following shows the high and low closing prices for SDI's common stock for the periods indicated:

      Three Months Ended              High       Low

      November 2006                  $2.65      $0.15
      February 2007                  $3.80      $1.75
      May 2007                       $3.25      $2.65
      August 2007                    $3.20      $2.00
      November 2007                  $1.95      $1.20

      As of February 25, 2008 SDI had approximately 200 shareholders and 14,330,050 outstanding shares of common stock.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

    SDI's Articles of Incorporation authorize its Board of Directors to issue up to 50,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow SDI's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of SDI's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by SDI's management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      SDI was incorporated on March 1, 2005 and as of February 25, 2008 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      During the year ended November 30, 2006 substantial all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the year ended November 30, 2007:

o general and administrative expenses increased primarily as the result of expenses (which did not require the use of cash) associated with the issuance of options and warrants.

o more capital was available to SDI and as a result SDI was able to spend more on research and product development;

      During the period from inception (March 1, 2005) through November 30, 2007 SDI's operations used ($2,494,917) in cash. During this period SDI:

o    purchased $26,557 of equipment,

o    raised $7,719,650 from the sale of shares of its common stock,

o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.

      SDI did not have any material future contractual obligations or off balance sheet arrangements as of November 30, 2007.

      SDI's plan of operation during the twelve-month-period ending February 28, 2009 is as follows:
                                                            Projected
Activity                                                 Completion Date

Completion of fully operational Long Range LEKTROX        3rd quarter 2008
prototype (37-38MM) up to production file:

Completion of fully operational Long Range LEKTROX
prototype (40MM) up to production file:                   3rd quarter 2008

Completion of mechanical aspects of Long Range
LEKTROX prototype (12 GUAGE)                                    2009

Completion of tooling and moulds for 37MM
and 40MM LEKTROX                                          3rd quarter 2008

      SDI anticipates that its capital requirements for the twelve-month period ending February 28, 2009 will be:

      Research and Development               2,100,000
      General and administrative expenses      250,000

           Total                             2,350,000

      SDI does not anticipate that it will need to hire any employees prior to September 30, 2008. SDI does not expect that it will need to raise additional capital during the twelve months ending February 28, 2009 SDI believes that its cash on hand will satisfy its working capital needs until sale of its products have commenced.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Name                     Age    Position

    Sheldon Kales             51    Chief Executive Officer and a Director
    Boaz Dor                  53    Secretary and a Director
    Rakesh Malhotra           51    Chief Financial Officer
    Gregory Sullivan          41    Director

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

Rakesh Malhotra has been SDI's Chief Financial Officer since January 7, 2007. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Chartered Accountant (CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) degree from the University of Delhi (India) and worked for A.F Ferguson & Co. (the Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over ten years in New Delhi, Mr. Malhotra moved to the Middle East and worked for five years with the

International Bahwan Group in a senior finance position. During 2000 and 2001, Mr. Malhotra worked as a chartered accountant with a mid-sized accounting firm in Toronto performing audits of public companies. Since 2005 Mr. Malhotra has been a consultant to a number of public companies. Mr. Malhotra has more than 20 years experience in accounting and financing.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows the compensation for the years ended November 30, 2007 and 2006 paid or accrued, to Sheldon Kales, the Principal Executive Officer of SDI. None of the executive officers of SDI received compensation in excess of $100,000 during this period.

                                                                All
                                                              Other
                                                              Annual
                                             Stock   Option   Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards    sation
    Position         Year     (1)     (2)     (3)     (4)       (5)      Total
-----------------   -----   ------   -----   -----   ------    ------    -----

Sheldon Kales,      2007      --      --      --    $886,948    --    $886,948
 President          2006      --      --      --    $386,302    --    $386,302

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(4) The fair value of options and warrants granted computed in accordance with FAS 123R on the date of grant.
(5) All other compensation received that SDI could not properly report in any other column of the table. SDI does not have an employment agreement with any of its officers.

      The following shows the amounts which SDI expects to pay in cash to its officers during the twelve month period ending November 30, 2008, and the time these persons plan to devote to SDI's business.
                                Proposed                Time to be Devoted
      Name                    Compensation             to the Business of SDI

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

Compensation of Directors During Year Ended November 30, 2007

                                                              Awards of Options
      Name                 Paid in Cash    Stock Awards (1)    or Warrants (2)
      ----                 ------------    ----------------   -----------------

      Boaz Dor                  --              --                $304,987
      Gregory Sullivan          --              --                $213,867


(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(2) The fair value of options or warrants granted computed in accordance with FAS 123R on the date of grant.

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

      Summary. The following lists, as of February 25, 2008, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI's common stock.

                               Total      Shares
                              Shares    Reserved for   Shares       Remaining
                             Reserved   Outstanding   Issued as   Options/Shares
Name of Plan               Under Plans    Options    Stock Bonus   Under Plans
------------                -----------  ----------  -----------  -------------

Incentive Stock Option Plan  1,000,000         --        N/A         1,000,000
Non-Qualified Stock Option
  Plan                       4,500,000   2,225,000        N/A        1,325,000
Stock Bonus Plan               150,000         N/A         --          150,000

      The following tables show all options granted and exercised by SDI's officers and directors since the inception of SDI and through February 25, 2008, and the options held by the officers and directors named below. All of the options listed below were granted pursuant to SDI's Non-Qualified Stock Option Plan.

                            Options Granted/Exercised
                                                         Shares
                Grant   Options   Exercise Expiration  Acquired on    Value
Name             Date  Granted (#)  Price    Date      Exercise (1) Realized (2)
----            ------ ---------- -------- ---------  ------------  -----------

Sheldon Kales   10/29/05  550,000       $0.10 10/29/11     550,000   $275,000
Sheldon Kales   10/29/05  100,000       $0.25 10/29/11

Boaz Dor        10/29/05  200,000       $0.10 10/29/11     200,000   $100,000
Boaz Dor        10/29/05  100,000       $0.25 10/29/11
Gregory Sullivan10/29/05  200,000       $0.10 10/29/11     200,000   $100,000
Gregory Sullivan10/29/05  100,000       $0.25 10/29/11
Rakesh Malhotra  1/07/07  125,000       $1.50 01/07/12
Sheldon Kales   10/12/07  675,000       $1.20 10/12/12
Boaz Dor        10/12/07  300,000       $1.20 10/12/12
Rakesh Malhotra 10/12/07  175,000       $1.20 10/12/12
Gregory Sullivan10/12/07  175,000       $1.20 10/12/12
Sheldon Kales    1/24/08  108,000       $0.10 01/24/13
Boaz Dor         1/24/08  117,000       $0.10 01/24/13

(1) The number of shares received upon exercise of options.

(2) With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

                            Shares underlying
                      unexercised options which are:
                      -----------------------------    Exercise    Expiration
    Name               Exercisable   Unexercisable       Price       Date

    Sheldon Kales       100,000            --            $0.25      10-29-11
    Boaz Dor            100,000            --            $0.25      10-29-11
    Gregory Sullivan    100,000            --            $0.25      10-29-11
    Rakesh Malhotra     125,000            --            $1.50       1-17-12
    Sheldon Kales       675,000            --            $1.20      10-12-12
    Rakesh Malhotra     175,000            --            $1.20      10-12-12
    Gregory Sullivan    175,000            --            $1.20      10-12-12
    Sheldon Kales       108,000            --            $0.10       1-24-13
    Boaz Dor            117,000            --            $0.10       1-24-13

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI's stock option plans as of November 30, 2007, SDI's most recent fiscal year end. SDI's stock option plans have not been approved by its shareholders.

                                                          Number of Securities
                          Number                          Remaining Available
                       of Securities                      For Future Issuance
                       to be Issued   Weighted-Average       Under Equity
                       Upon Exercise   Exercise Price of   Compensation Plans,
                      of Outstanding   of Outstanding      Excluding Securities
Plan category           Options (a)       Options        Reflected in Column (a)
--------------        --------------   ---------------   ----------------------
Incentive Stock
  Option Plan                  --              --
Non-Qualified Stock
  Option Plan

Warrants

   In addition to the options described above, SDI has granted warrants to the persons and upon the terms shown below.

                                    Shares Issuable
                          Grant     Upon Exercise     Exercise      Expiration
    Name                  Date        of Options        Price          Date
    ----                 -----      ----------------  ---------    ----------

     Broker warrants     4-25-07         106,950         $2.81       4-25-09
    Boaz Dor             9-06-07          17,000         $0.50       5-31-17
    Sheldon Kales       10-05-07         250,000         $0.50      10-05-14
    Gregory Sullivan    10-05-07          50,000         $0.50      10-05-14

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the ownership of SDI's common stock as of February 25, 2008 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                     Number
     Name                          of Shares (1)        Percent of Class

     Sheldon Kales                   2,884,000               20.1%

     Boaz Dor                        1,140,500                8.0%

     Rakesh Malhotra                        --                  --

     Gregory Sullivan                  405,000                2.8%

     Dror Shachar (2)                1,200,000                8.4%

     All Officers and Directors      4,429,500               30.9%
        as a group (four persons)

(1)  Does not reflect shares issuable upon the exercise of options.

(2)  Dror  Shachar  holds  these  shares  for the  benefit of his  father,  Mark
     Shachar.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The following lists all shares of SDI's common stock which have been issued since its incorporation:

                           Date      Shares           Consideration
Shareholder              of Sale     Issued         Paid for Shares

Sheldon Kales             3-03-05   2,300,000     Services rendered, valued
                                                    at $23,000
Sheldon Kales             3-04-05     200,000     Services rendered, valued
                                                    at $2,000
Boaz Dor                  3-03-05     900,000     Services rendered, valued
                                                    at $9,000
Gregory Sullivan          3-03-05      40,000     Services rendered, valued
                                                    at $400
Gregory Sullivan          3-04-05     200,000     Services rendered, valued
                                                    at $2,000
Alexander Blaunshtein(1)  3-03-05   1,560,000     Services rendered, valued
                                                    at $15,600
Consultant                3-03-05   1,200,000     Services rendered, valued
                                                    at $12,000
Consultants               3-04-05     125,000     Services rendered, valued
                                                    at $1,250
Private Investors         4-15-05     397,880     $ 99,470
Private Investors        12-31-05     486,000     $ 48,600
Private Investors         1-31-06     470,000     $ 47,000
Private Investors         3-08-06     286,000     $ 50,050
Consultant                3-08-06      50,000     Services rendered, valued
                                                    at $8,750

                           Date      Shares           Consideration
Shareholder              of Sale     Issued         Paid for Shares

Public Investors       5-06/7-06    2,000,000     $  400,000
Sheldon Kales              11-06      550,000     $   55,000 (2)
Boaz Dor                   11-06      200,000     $   20,000 (2)
Gregory Sullivan           11-06      200,000     $   20,000 (2)
Private Investors          12-06    2,536,170     $2,536,170
Consultant               3-12-07       50,000     Services rendered, valued at
                                                     $155,000
Private Investors      4-07/5-07    2,139,000     $4,812,750

(1) Alexander Blaunshtein is the son of Natan Blaunstein, who was a former director of SDI. In March 2007 these shares were purchased by SDI for $50,000, cancelled, and returned to the status of authorized but unissued shares.
(2)   Shares were issued upon the exercise of stock options.

      With the exception of the shares issued upon the exercise of shares issued upon the exercise of options, SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

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

   31    Rule 13a-14(a) Certifications         *

   32    Section 1350 Certifications           *

* Filed with this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Schwartz Levitsky Feldman, LLP ("Schwartz Levitsky") audited SDI's financial statements for the years ended November 30, 2007 and 2006.

      The following table shows the aggregate fees billed and billable to SDI during the years ended November 30, 2007 and 2006 by Schwartz Levitsky.

                                           2007           2006
                                           ----           ----

Audit Fees                              $17,000        $16,800
Audit-Related Fees                      $39,900       $  1,000
Financial Information Systems                --             --
Design and Implementation Fees               --             --
Tax Fees                                     --             --
All Other Fees                               --             --


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

                     YEARS ENDED NOVEMBER 30, 2007 AND 2006

      Together with Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                                TABLE OF CONTENTS
                                                                       Page No

Report of Independent Registered Public Accounting Firm                     1

Balance Sheets as at November 30, 2007 and November 30, 2006                2

Statements of Operations and Comprehensive loss for the years ended November 30, 2007 and  November  30,  2006 and the period
from  inception  (March 1, 2005) to November 30, 2007                       3

Statements of Cash Flows for the years ended  November 30, 2007 and November 30, 2006 and the period from inception (March 1, 2005)
to November 30, 2007                                                        4

Statements of Stockholders' Equity for the years ended  November 30,
2007 and November 30, 2006 and the period from inception (March 1, 2005)
to November 30, 2007                                                       5

Notes to Financial Statements                                            6-30

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO. MONTREAL
                                                            1167 Caledonia Road
                                                        Toronto, Ontario M6A 2X1
                                                               Tel: 416 785 5353
                                                               Fax: 416 785 5663


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     To the Board of Directors and Stockholders of Security Devices International, Inc.
     (A Development Stage Enterprise)


     We have audited the accompanying balance sheets of Security Devices International, Inc. (incorporated in Delaware, United States of America) as at November 30, 2007 and 2006 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity for the years ended November 30, 2007 and 2006 and the period from inception to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Devices International, Inc. as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended November 30, 2007 and 2006 and the period from inception to November 30, 2007 in accordance with generally accepted accounting principles in the United States of America.


                                                "SCHWARTZ LEVITSKY FELDMAN LLP"


     Toronto, Ontario, Canada                         Chartered Accountants
     February 25, 2008                          Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2007 and 2006
(Amounts expressed in US Dollars)


                                                       2007           2006
                                ASSETS                   $              $

CURRENT
   Cash and cash equivalents                        5,293,176      1,463,833
   Prepaid expenses and other                          36,788          4,452
------------------------------------------------------------------------------

Total Current Assets                                5,329,964      1,468,285
Plant and Equipment, net (Note 9)                      23,960              -
------------------------------------------------------------------------------

TOTAL ASSETS                                        5,353,924      1,468,285
------------------------------------------------------------------------------

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued
     liabilities (Note 4)                             174,842        104,011
   Loans from Directors/Shareholders (Note 8)               -          4,227
------------------------------------------------------------------------------

Total Current Liabilities                             174,842        108,238
------------------------------------------------------------------------------

Related Party Transactions (note 8)

Commitments and Contingencies (note 11)

                              STOCKHOLDERS' EQUITY


Capital Stock (Note 5)                                 14,330         11,365
Additional Paid-In Capital                         11,842,187      3,198,180
Deficit Accumulated During the Development Stage   (6,677,435)    (1,849,498)
-------------------------------------------------------------------------------

Total Stockholders' Equity                          5,179,082      1,360,047
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          5,353,924      1,468,285
===============================================================================

   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2007 and 2006 and the Period from Inception (March 1,
2005) to November 30, 2007 (Amounts expressed in US Dollars)

                                      Cumulative
                                    since inception       2007          2006
EXPENSES:                                    $              $             $

  Research and Product Development      1,882,495      1,344,195      458,300
  Amortization                              2,597          2,597            -
  General and administration            4,983,473      3,672,275    1,202,499
                                       ----------    -----------  -----------

TOTAL OPERATING EXPENSES                6,868,565      5,019,067    1,660,799
                                       ----------    ----------- ------------

LOSS FROM OPERATIONS                   (6,868,565)    (5,019,067)  (1,660,799)

  Other Income-Interest                   191,130        191,130            -
                                       ----------     ----------   ----------

LOSS BEFORE INCOME TAXES               (6,677,435)    (4,827,937)  (1,660,799)

   Income taxes (note 10)                       -              -            -
                                       ----------     ----------   ----------

NET LOSS AND COMPREHENSIVE LOSS        (6,677,435)    (4,827,937)  (1,660,799)
                                      -----------    -----------  -----------

  Loss per share - basic and diluted                       (0.35)      (0. 19)
                                                     -----------  -----------

  Weighted average common shares outstanding          13,815,317    8,623,258
                                                     -----------  -----------



   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Years Ended November 30, 2007 and 2006 and the Period from Inception (March 1,
2005) to November 30, 2007 (Amounts expressed in US Dollars)

                                             Cumulative
                                           Since inception    2007       2006
                                           ---------------    ----       ----
                                                  $            $           $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                     (6,677,435)  (4,827,937)(1,660,799)
  Items not requiring an outlay of cash:
   Issue of shares for professional services    154,000       80,000      8,750
   Stock based compensation (included in
     general and administration expenses)     3,496,373    2,446,433  1,049,940
   Compensation expense for warrants issued
    (included in general and administration
    expenses)                                   357,094      357,094         -
   Loss on cancellation of common stock          34,400       34,400         -
   Amortization                                   2,597        2,597         -
   Changes in non-cash working capital:
   Prepaid expenses and other                   (36,788)     (32,336)    (4,452)
   Accounts payable and accrued liabilities     174,842       70,831     87,935
                                                -------       ------     ------

   NET CASH USED IN OPERATING ACTIVITIES     (2,494,917)  (1,868,918)  (518,626)
                                              ---------    ---------   --------

   CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of Plant and Equipment      (26,557)     (26,557)         -
                                              ---------    ---------   --------

   NET CASH USED IN INVESTING ACTIVITIES        (26,557)     (26,557)         -
                                              ---------    ---------   --------

   CASH FLOWS FROM FINANCING ACTIVITIES
    Loans/ (Repayments) from directors/
      shareholders                                    -       (4,227)    (3,802)
    Net Proceeds from issuance of common
      shares                                  7,769,650    5,779,045  1,891,135
    Cancellation of common stock                (50,000)     (50,000)         -
    Exercise of stock options                    95,000            -     95,000

   NET CASH PROVIDED BY FINANCING ACTIVITIES  7,814,650    5,724,818  1,982,333
                                              ---------    ---------   --------

   NET INCREASE IN CASH AND CASH
    EQUIVALENTS FOR THE PERIOD                5,293,176    3,829,343  1,463,707
    Cash and cash equivalents, beginning
     of period                                        -    1,463,833        126
                                              ---------    ---------  - --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD   5,293,176    5,293,176  1,463,833
                                              =========    =========  =========

   INCOME TAXES PAID                                  -            -          -
                                              =========    =========  =========

   INTEREST PAID                                      -            -          -
                                              =========    =========  =========



   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the years ended November 30, 2007 and 2006 and from the period from inception (March 1, 2005) to November 30, 2007.
(Amounts expressed in US Dollars)

                              Number of    Common    Additional
                               Common      Shares     Paid-in       Deficit
                               Shares      amount     Capital      accumulated     Total
                              ---------   ---------  ----------    -----------    -------

Balance as of March 1, 2005           -   $      -    $       -     $       -    $       -
Issuance of Common shares
  for professional services   6,525,000      6,525       58,725             -       65,250
Issuance of common shares
  for cash                      397,880        398       99,072                     99,470
Net loss for the period               -          -            -      (188,699)    (188,699)
                             ----------   --------    ---------     ---------     ---------
Balance as of
November 30, 2005             6,922,880      6,923      157,797      (188,699)     (23,979)

Issuance of common shares
   for cash                     956,000        956       94,644             -       95,600
Issuance of common shares
   for cash                     286,000        286       49,764             -       50,050
Issuance of common shares
    to consultant for services   50,000         50        8,700             -        8,750
Issuance of common shares
   for cash                   2,000,000      2,000      398,000             -      400,000
Exercise of stock options       950,000        950       94,050             -       95,000
Issuance of common shares
  for cash (net of agent
  commission)                   200,000        200      179,785             -      179,985
Stock subscriptions received                          1,165,500             -    1,165,500
Stock based compensation              -          -    1,049,940             -    1,049,940
Net loss for the year                 -          -            -    (1,660,799)  (1,660,799)
                             ----------   --------    ---------     ---------    ---------
Balance as of
November 30, 2006            11,364,880     11,365    3,198,180    (1,849,498)   1,360,047

Issuance of common shares
  for stock subscriptions
  received in prior year      1,165,500      1,165       (1,165)            -            -

Issuance of common shares
  for cash                    1,170,670      1,171    1,169,499                  1,170,670
Issuance of common shares
  for cash and services          50,000         50      154,950                    155,000
Issuance of common shares
  for cash (net of expenses)  2,139,000      2,139    4,531,236                  4,533,375
Cancellation of stock        (1,560,000)    (1,560)     (14,040)                   (15,600)
Stock based compensation                              2,446,433                  2,446,433
Issue of warrants                                       357,094                    357,094
Net loss for the year ended
November 30, 2007                     -           -           -    (4,827,937)  (4,827,937)
                             ----------    --------   ---------     ---------    ---------

Balance as of November 30,
  2007                       14,330,050      14,330  11,842,187    (6,677,435)   5,179,082
                             ----------    --------   ---------     ---------    ---------


   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2007 and 2006
(Amounts expressed in US Dollars)

1. BASIS OF PRESENTATION

        The financial statements, which include the accounts of Security Devices International Inc. (the "Company"), were prepared in accordance with United States Generally Accepted Accounting Principles. The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

     2. NATURE OF OPERATIONS

        The Company is currently in the advanced stages of developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios. LEKTROX has been specially designed for use with standard issue riot guns, M203 grenade launchers and regular 12-guage shotguns. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training. LEKTROX is a 3rd generation electric solution. First generation solutions were electric batons and hand-held stun guns which had a range of arm's length. 2nd generations were the wired electric charge solutions. 3rd generations are the wireless electric bullets. Currently, there is still no 3rd generation wireless electric bullet on the market.

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 4,827,937 during the year ended November 30, 2007. At November 30, 2007, the Company had an accumulated deficit during the development stage of $6,677,435 which includes a non- cash stock based compensation expense of $3,496,373 and non-cash compensation expense on issue of warrants for $357,094. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2006 the Company raised $1,982,333 substantially through issue of common stock. (See note 5). During the first quarter of 2007, the company raised $1,170,670 through issue of common stock. During the second quarter of 2007, the Company raised an additional $4,688,375 (net of expenses of $279,375) through the issue of Common stock.

        The company has a working capital of $ 5,155,122 and stockholders' equity of $5,179,082 as at November 30, 2007. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a) Use of Estimates

            These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include accruals, valuation allowance and estimates for calculation for stock based compensation.

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

           Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current period. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted. Due to valuation allowance for deferred tax assets, no deferred tax benefits or expenses were recorded for the years ended November 30, 2007 and 2006.

        c) Revenue Recognition

           The Company's revenue recognition policies are expected to follow common practice in the manufacturing industry.

        d) Loss per Share

           The Company has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2007 and 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2007, there were 2,890,000 options and 423,950 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2006, there were 700,000 options outstanding convertible into equal number of common shares and no warrants outstanding.

e) Fair Values

           The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", includes cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

f) Research and Product Development

           Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

        g) Stock-Based Compensation

           In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
           2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. All awards granted to employees and non-employees are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight-line basis over the service periods of each award.

           The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". Costs are measured at the estimated fair market vconsideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

h) Foreign Currency

          The Company maintains its books, records and banking transactions in U.S. dollars which is its functional and reporting currency. Foreign currency transactions are translated at the transaction date into functional currency by the use of the exchange rate in effect at that date.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2007 and 2006
(Amounts expressed in US Dollars)

     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

       n)  Intellectual Property with Respect to Pending Patent Applications

           Four patent applications, one for the electrical mechanism and the other three for the mechanical mechanism of the LEKTROX, have been filed by the Company with the U.S. Patent Office. Expenditures for patent applications as a result of research activity are not capitalized due to the uncertain value of the benefits that may accrue.

          o)Plant and Equipment

           Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:


           Computer equipment          30%        declining balance method
           Furniture and fixtures      30%        declining balance method

       p)  Recent Accounting Pronouncements

           In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes that adoption of the standard will not have a material effect on its financial position or result of operation.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes that adoption of the standard will not have a material effect on its financial position or result of operation.

          In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that adoption of the standard will not have a material effect on its financial position or result of operation.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115.

        This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations.

        This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning December 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning December 1, 2009

     4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                        2007           2006
                                                        -----          ----
        Accounts payable and accrued liabilities are comprised of the following:

               Trade payables                      $     17,973     $   7,689
               Accrued liabilities                      156,869        96,322
                                                   ------------     ---------
                                                     $ 174,842      $  104,011
                                                     =========      ==========

     5. CAPITAL STOCK

        Accrued liabilities relate primarily to research and development and legal and accounting expenses.

        a) Authorized

            50,000,000 Common shares, $0.001 par value

          And

            5,000,000 Preferred shares, $0.001 par value

        The Company's Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of SDI's common stock.

        b) Issued

           14,330,050 Common shares (2006: 11,364,880 Common shares)

        c) Changes to Issued Share Capital.

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

        Year ended November 30, 2007

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

        The market price of the total stock on the date of issuance was $155,000. The difference of $80,000 between the market price of the total stock ($155,000) and the issued price ($75,000) represents the estimated fair value of the consultant's services. The par value of the shares in the amount of $50 was credited to share capital and the balance of $154,950 credited to additional paid-in capital and shown as issuance of common shares for cash and services in the statement of changes in stockholder's equity.

        The Company had entered into an amended agreement in February 2007, with a director regarding development of its "Electrical Shocker" ("ES") technology. Pursuant to the original agreement executed in November 2006, the director was paid a total of $38,000 which included $22,000 during the last quarter of 2006 and an additional $16,000 in January 2007. The Company has expensed this payment of $22,000 as Research and Product Development during 2006 and also expensed the balance $16,000 to Research and Product Development in the first quarter of 2007. In addition, the director was paid $62,000 in February, 2007 upon signing the amended agreement. The Company expensed this payment of $62,000 to Research and Product Development in the first quarter of 2007. The director in return had released the Company from a prior obligation to pay royalty from the sale of any product developed using this technology. In the absence of acceptance of the ES technology by the Company, the Company cancelled 1,560,000 shares and the director was paid $50,000 on March 12, 2007 in accordance with the amended agreement. The Company accounted for this transaction under the constructive retirement method in the second quarter of 2007. The cancelled shares reverted to authorized but unissued status. The stock and additional paid-in-capital amounts were reduced with a total of $15,600 and a debit of $34,400 to retained earnings, being the excess of purchase cost over the original issuance.

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

        The sales agent also received 106,950 warrants which allow them to purchase 106,950 shares of the Company's Common stock at a price of $2.81 per share. The warrants expire in 2009.

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

        Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2007.

        Non-Qualified Stock Option Plan. SDI's Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available under this plan from 2,250,000 to 4,500,000 effective October 10, 2007.

        Stock Bonus Plan. SDI's Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2007.

        Year ended November 30, 2006

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

        For the year ended November 30, 2006, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       October 31,   November 14,
                                          2006           2006          Total
                                       ----------    -----------       ------

          Risk  free rate                  3.50%            3.50%
          Volatility  factor                100%             100%
          Expected dividends                  0%               0%
          Stock-based compensation cost
            expensed for year ended
            November 30, 2006           $892,214         $157,726    $1,049,940
          Unexpended stock-based
            compensation deferred over
            to next year                    $nil             $nil          $nil

        As of November 30, 2006 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to employees and non employees for the year ended November 30, 2006 was $1,049,940.

        Year ended November 30, 2007

        Effective January 7, 2007 the company granted stock options to one officer to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on January 17, 2012. The stock based compensation cost of $204,986 has been expensed to general and administration.

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

        Effective October 12, 2007 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

          1. Options to one director to acquire 675,000 common shares. The exercise price was set at $1.20 per share.

          2. Options to one director to acquire 300,000 common shares. The exercise price was set at $1.20 per share.

          3. Options to one director to acquire 175,000 common shares. The exercise price was set at $1.20 per share.

          4. Options to one officer to acquire 175,000 common shares. The exercise price was set at $1.20 per share.

          5. Options to two consultants to acquire 125,000 common shares each for a total of 250,000 options. The exercise price was set at $1.20 per share.

        All of the above options vest immediately and have an expiry date of October 12, 2012. Stock based compensation cost of $1,436,275 has been expensed to general and administration expense.

        Effective October 25, 2007, the board of directors granted under its Non-Qualified Stock Option Plan, options to a consultant to acquire 150,000 common shares. The exercise price was set at $1.20 per share. These options vest immediately and have an expiry date of January 31, 2010. Stock based compensation cost of $104,874 has been expensed to general and administration expense.

        The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The estimated volatility was determined by comparing the volatility of similar Companies within the industry sector. The expected term calculation is based upon the expected term the option is to be held, which is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on immediate vesting of options.

        For the year ended November 30, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant                 7-Jan     23-Apr      12-Oct    25-Oct
                               2007      2007        2007       2007     Total
                          ------------------------------------------------------

Risk free rate              3.50%        4.25%         5%         5%
Volatility factor         122.84%      106.04%     98.76%    102.37%
Expected dividends             0%           0%         0%         0%
Forfeiture rate                0%           0%         0%         0%
Expected life             5 years      5 years    5 years  2.3 years
Exercise price              $1.50   $2.75-3.60      $1.20      $1.20
Total  number of options
  granted                 125,000      340,000  1,575,000    150,000  2,190,000
Grant  date fair value of
  options                   $1.64        $1.96      $0.91      $0.70

Market price of             $1.90        $2.65      $1.20      $1.20
Company's common stock
  on date of grant          $1.90        $2.65      $1.20      $1.20
Stock-based  compensation
  cost expensed during the
  year ended November 30,
  2007                   $204,986     $700,298 $1,436,275   $104,874  2,446,433
Unexpended Stock-based
 compensation cost
 deferred over the
 vesting period              $nil         $nil       $nil       $nil      $nil

           The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan:

                                                     Number of shares
                                                   2007               2006
                                                   ----               ----

            Outstanding, beginning of year         700,000                -
            Granted                              2,190,000        1,650,000
            Expired                                      -                -
            Exercised                                    -         (950,000)
            Cancelled                                    -                -
            Outstanding, end of year             2,890,000          700,000
                                               -----------        ---------
             Exercisable, end of year            2,890,000          700,000
                                              ------------        ---------


                                         Option price         Number of shares
                  Expiry date             per share        2007         2006
                  -----------            ---------         ----         ----

                  January 31, 2010         $1.20           150,000           -
                  October 29, 2011         $0.25           300,000      300,000
                  October 29, 2011         $0.50           300,000      300,000
                  November 14, 2011        $1.00           100,000      100,000
                  January 7, 2012          $1.50           125,000            -
                  January 29, 2012         $3.60            40,000            -
                  April 23, 2012           $2.75           300,000            -
                  October 12, 2012         $1.20         1,575,000
                                                         ---------     ---------
                  TOTAL                                  2,890,000      700,000
                                                         ---------     --------

          Weighted average exercise
          price at end of year                               $1.22         0.46

        At November 30, 2007, the weighted average contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:
                                                        Weighted-Average
                                                        Remaining Contractual
                                                             Term

      Total outstanding options                            4.4 years
      Total exercisable options                            4.4 years

     7. STOCK PURCHASE WARRANTS

      During the year ended November 30, 2007 the Company granted the following stock purchase warrants:

      Effective September 6, 2007, the Company issued 17,000 common share purchase warrants to a director. Each warrant is exercisable into one common share of the Company at the price of $0.50 until May 31, 2017. These warrants vest immediately (Refer to note 8-related party transactions)

      The fair value of the warrant was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended November 30, 2007, the Company expensed $31,411 as compensation expense on issue of warrants. The fair value of the warrant was calculated using the following weighted average assumptions: Risk free rate of 5%, volatility factor 96.85%, expected dividends 0% and forfeiture rate 0%. The grant date fair value of each warrant was $ 1.85.

      Effective October 5, 2007, the Company issued 250,000 common share purchase warrants to one director and another 50,000 common share purchase warrants to another director. Each warrant is exercisable into one common share of the Company at the price of $0.50 until October 5, 2014. These warrants vest immediately. The fair value of the warrant was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended November 30, 2007, the Company expensed $325,683 as compensation expense on issue of warrants. (Refer to note 8-related party transactions) The fair value of the warrant was calculated using the following weighted average assumptions:

      Risk free rate of 5%, volatility factor 100.56%, expected dividends 0% and forfeiture rate 0%. The grant date fair value of each warrant was $ 1.09.

                                    Number of
                                     Warrants       Exercise
                                     Granted         Prices       Expiry Date

    Outstanding at December 1,
    2005 and average exercise price        -              -

    Granted in year 2006                   -              -                -

                                      ------          ------        --------
    Outstanding at November
    30, 2006 and average
    exercise price                         -              -                -

    Granted in year 2007              17,000           0.50        5/31/2017
    Granted in year 2007             250,000           0.50        10/5/2014
    Granted in year 2007              50,000           0.50        10/5/2014
    Granted in year 2007             106,950           2.81        4/25/2009
    Exercised                              -              -
    Forfeited                              -              -
    Cancelled
                                      ------          ------        --------
    Outstanding at November          423,950           1.08
    30,2007 and average
    exercise price
                                     =======         ======
    Exercisable at November          423,950
      30, 2007

   At November 30, 2007, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:

Weighted-Average
                                                        Remaining Contractual
                                                               Term

      Total outstanding options                               5.7 years
      Total exercisable options                               5.7 years

     8. RELATED PARTY TRANSACTIONS

        The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        During the years ended November 30, 2007 and 2006, no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. During the year ended November 30, 2007 and November 30, 2006, the Directors were compensated for their services by issue of Stock Options (Refer to note 6).

         Year ended November 30, 2006

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

        Year ended November 30, 2007

        Effective January 7, 2007 the company granted stock options to one officer to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vest immediately and expire on January 17, 2012. The stock based compensation cost of $204,986 has been expensed to general and administration.

        Effective October 12, 2007 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

          1. Options to one director to acquire 675,000 common shares. The exercise price was set at $1.20 per share.

          2. Options to one director to acquire 300,000 common shares. The exercise price was set at $1.20 per share.

          3. Options to one director to acquire 175,000 common shares. The exercise price was set at $1.20 per share.

          4. Options to one officer to acquire 175,000 common shares. The exercise price was set at $1.20 per share.

          5. Options to two consultants to acquire 125,000 common shares each for a total of 250,000 options. The exercise price was set at $1.20 per share.

        All of the above options vest immediately and have an expiry date of October 12, 2012. Stock based compensation cost of $1,436,275 has been expensed to general and administration expense.

        Effective September 6, 2007, the Company issued 17,000 common share purchase warrants to a director. Each warrant is exercisable into one common share of the Company at the price of $0.50 until May 31, 2017. These warrants vest immediately. The fair value of the warrant was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended November 30, 2007, the Company expensed $31,411 as compensation expense on issue of warrants.

        Effective October 5, 2007, the Company issued 250,000 common share purchase warrants to one director and another 50,000 common share purchase warrants to another director. Each warrant is exercisable into one common share of the Company at the price of $0.50 until October 5, 2014. These warrants vest immediately. The fair value of the warrant was estimated on the grant date using the Black-Scholes option-pricing model. For the year ended November 30, 2007, the Company expensed $325,683 as compensation expense on issue of warrants.

        The Directors also made advances to the Company to meet the operating expenses. These advances of $nil (2006 $4,227) are unsecured and bear interest at 4% p.a. Further, a Company Director has charged the Company a total amount of $1,500 (2006: $2,250) for providing office space during the year.

        A company controlled by a 13.7% (as of November 30, 2006) shareholder, who is also the son of a director (since resigned) was paid $16,000 during the year ended November 30, 2007 (2006: $90,100) for research and development.

   9. PLANT AND EQUIPMENT, NET

        Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method
                Furniture and Fixtures      30%   declining balance method

                                           Nov 30, 2007            Nov 30, 2006
                                           Accumulated              Accumulated
                                Cost      Amortization      Cost   Amortization
                                  $            $              $         $

     Computer equipment        18,387          2,597             -            -
     Furniture and fixtures     8,170              -             -            -
                               26,557          2,597             -            -
                               ------          -----           ---          ---

      Net carrying amount             $23,960                        $nil
                                      -------                        ----

     10. INCOME TAXES

        The Company has certain non-capital losses of approximately $2,823,968 (2006: $799,558) available, which can be applied against future taxable income and which expire as follows:

            2025     $  188,699
            2026     $  610,859
            2027     $2,024,410
                     $2,823,968

        These losses have not been assessed by the tax authorities.

        Reconciliation of statutory tax rate to the effective income tax rate is as follows:

        Federal statutory income tax rate                          (34.0) %
        State income taxes, net of tax benefit                      (3.5) %
                                                                  ---------
        Deferred tax asset valuation allowance                     (37.5) %
        Effective rate                                              (0.0) %

        Deferred tax asset components as of November 30, 2007 and 2006 are as follows:

                                                          2007         2006
       Operating losses available to offset future
          income-taxes                                 $2,823,968     $799,558
                                                       ----------     --------

       Expected Income tax recovery at statutory
          rate of 37.5%                               ($1,058,988)   ($299,834)
       Valuation Allowance                             $1,058,988     $299,834
                                                       ----------     --------
       Net deferred tax assets                                  -            -
                                                       ----------     --------

        As the company is in the development stage, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2007 and 2006.

     11. COMMITMENTS

1. The company has commitments for leasing office premises in Toronto to November 30, 2010. The annual commitments, excluding proportionate realty and maintenance costs and taxes are as follows:

        Year ended November 30,

            2008        $11,705
            2009        $12,138
            2010        $12,138
                        $35,981

2. Effective October 25, 2007 the Company entered into a contract with a consultant for a period of one year which can be terminated by 30 days written notice to either party. The consultant is to provide investor relation services. The company granted 150,000 options to purchase restricted common shares, exercisable at a price of $1.20 per share and expires on January 31, 2010. In addition, the Company may grant options to purchase an additional 250,000 shares of the Company's common stock if the closing price of the Company's common stock maintains at $3.00 per share for 30 calendar days prior to March 15, 2008. In addition, the Company may grant an option to purchase an additional 100,000 shares of the Company's common stock if the closing price of the Company's common stock maintains at $4.00 per share during any consecutive 30-day calendar period beginning on March 15, 2008. All options are exercisable at a price of $1.20 per share and expire January 31, 2010.

 12. SUBSEQUENT EVENTS

        Effective January 24, 2008 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

          1. Options to one director to acquire 108,000 common shares. The exercise price was set at $0.10 per share.

          2. Options to one director to acquire 117,000 common shares. The exercise price was set at $0.10 per share.

        All of the above options vest immediately and have an expiry date of January 24, 2013. Stock based compensation cost of $324,891 will be expensed to general and administration expense during the quarter ended January 31, 2008.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2008.

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

                                     Title                    Date

/s/ Sheldon Kales
----------------------------
Sheldon Kales                       Director             February 26, 2008


/s/ Boaz Dor
--------------------------
Boaz Dor                            Director             February 26, 2008


/s/ Gregory Sullivan
---------------------------
Gregory Sullivan                    Director             February 26, 2008