Form 10QSB
period 2008-02-29
Security Devices International Inc.
filed 2008-04-14
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended February 29, 2008

                                             or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            Applied For
         (State of incorporation)       (I.R.S. Employer Identification Number)

                                 2171 Avenue Rd.
                                    Suite 103
                                Toronto, Ontario
                                 Canada M5M 4B4
                (Address of Principal Executive Office) Zip Code


                                 (647) 388-1117
              (Registrant's telephone number, including area code)


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

                                 Yes [  ]     No  [X]


As of March 31, 2008, the Company had 14,330,050 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                     TABLE OF CONTENTS
                                                                           Page

Balance  Sheets as at February 29, 2008 (unaudited)
and November 30, 2007 (audited)                                              1

Interim Statement of Operations for the three months ended
February  29,  2008 and February 28, 2007                                    2

Interim Statement of Cash Flows for the three months ended
February 29, 2008 and February 28, 2007                                      3

Interim Statements of changes in Stockholders' Equity for
the three months ended February 29, 2008 and for the period
from inception  (March 1, 2005) to November 30, 2007                         4

Condensed Notes to Unaudited Interim Financial Statements                 5-11

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 29, 2008 and November 30, 2007
(Amounts expressed in US Dollars)

                                                     February 29,   November 30,
                                                         2008           2007
                                                     (unaudited)     (audited)
                                     ASSETS

CURRENT
   Cash and cash equivalents                        $ 4,765,535      $5,293,175
   Prepaid expenses and other                            20,903          36,788
                                                    -----------      ----------

Total Current Assets                                  4,786,438       5,329,964
Plant and Equipment, net (Note 4)                        24,816          23,960
                                                    -----------      ----------
TOTAL ASSETS                                          4,811,254       5,353,924

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             291,198         174,842
                                                    -----------      ----------
Total Current Liabilities                               291,198         174,842
                                                    -----------      ----------
Related Party Transactions (note 7)
Commitments (note 8)
                              STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                   14,330          14,330
Additional Paid-In Capital                           12,167,078      11,842,187
Deficit Accumulated During the Development Stage     (7,661,352)     (6,677,435)
                                                    -----------      ----------
Total Stockholders' Equity                            4,520,056       5,179,082
                                                    -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $4,811,254    $ 5,353,924
                                                    -----------      ----------



The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Operations for the
three months ended February 29, 2008
and February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)

                                                   For the three  For the three
                                                    Months ended   Months ended
                                     Cumulative     February 29,    February 28,
                                  since inception       2008           2007
OPERATING EXPENSES:

Research and Product
   Development Cost                 $ 2,444,504      $  562,009      $ 310,586
Amortization                              4,534           1,937            130
General and Administration            5,431,660         448,187        286,543
                                    -----------      ----------      ---------
TOTAL OPERATING EXPENSES              7,880,698       1,012,133        597,259
                                    -----------      ----------      ---------

LOSS FROM OPERATIONS                 (7,880,698)     (1,012,133)      (597,259)
      Other Income-Interest             219,346          28,216         21,022
                                    -----------      ----------      ---------
LOSS BEFORE INCOME TAXES             (7,661,352)       (983,917)      (576,237)

Income taxes                                  -               -              -
                                    -----------      ----------      ---------
NET LOSS                            $(7,661,352)     $ (983,917)     $(576,237)
                                    -----------      ----------      ---------
Loss per share - basic and diluted                   $    (0.07)     $   (0.04)
                                                    -----------    -----------
Weighted average common shares outstanding          $14,330,050    $13,415,518








The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows for the
three months ended February 29, 2008
and February 28, 2007
(Amounts expressed in US Dollars)
(Unaudited)


                                                   For the three  For the three
                                                    months ended   months ended
                                     Cumulative     February 29,   February 28,
                                  since inception       2008          2007
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period           $ (7,661,352)     $ (983,917)    $ (576,237)
Items not requiring an outlay
 of cash:
 Issue of shares for professional
   services                            154,000               -              -
 Stock based compensation (included
  in general and administration
  expenses)                          3,821,264         324,891        204,986
 Compensation expense for warrants
  issued (Included in general and
  administration expenses)             357,094               -              -
 Loss on cancellation of
  common stock                          34,400               -              -
 Amortization                            4,534           1,937            130
 Changes in non-cash working capital:
   Accounts payable and accrued
     liabilities                       291,198         116,356         30,197
Prepaid expenses and other             (20,903)         15,885         (6,213)
                                    -----------    ------------    -----------
NET CASH USED IN OPERATING
ACTIVITIES                          (3,019,765)       (524,848)      (347,137)
                                    -----------    ------------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Acquisition of Plant and Equipment   (29,350)         (2,792)        (8,379)
                                    -----------    ------------    -----------

NET CASH USED IN INVESTING ACTIVITIES  (29,350)         (2,792)        (8,379)
                                    -----------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from directors/shareholders          -               -            714
  Net proceeds from issuance of
     common shares                   7,769,650               -      1,170,670
  Cancellation of common stock         (50,000)              -
  Exercise of stock options             95,000               -              -
                                    -----------    ------------    -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                           7,814,650               -      1,171,384
                                    -----------    ------------    -----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS FOR
THE PERIOD                           4,765,535        (527,640)       815,868
  Cash and cash equivalents,
    beginning of period                      -       5,293,175      1,463,833
                                    ===========    ============    ===========
CASH AND CASH EQUIVALENTS,
END OF PERIOD                        4,765,535       4,765,535      2,279,701
INCOME TAXES PAID                            -               -              -
                                    ===========    ============    ===========

The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Changes in Stockholders'
Equity for the three months ended February
29, 2008 and for the period from inception
(March 1, 2005) to November 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

                                Number of    Common    Additional
                                 Common      Shares     Paid-in        Deficit
                                 Shares      amount     Capital       accumulated      Total

Balance as of March 1, 2005           -    $      -    $       -       $       -      $      -
Issuance of Common shares
 for professional services    6,525,000       6,525       58,725               -        65,250
Issuance of common shares
 for cash                       397,880         398       99,072                        99,470
Net loss for the period               -           -            -        (188,699)     (188,699)
                             ----------     -------     --------       ---------      --------
Balance as of  November 30,
 2005 (audited)               6,922,880       6,923      157,797        (188,699)      (23,979)

Issuance of common shares
 for cash                       956,000         956       94,644               -        95,600
Issuance of common shares
 for cash                       286,000         286       49,764               -        50,050
Issuance of common shares
 to consultant for services      50,000          50        8,700               -         8,750
Issuance of common shares
 for cash                     2,000,000       2,000      398,000               -       400,000
Exercise of stock options       950,000         950       94,050               -        95,000
Issuance of common shares
 for cash (net of agent
 commission)                    200,000         200      179,785               -       179,985
Stock subscriptions received                           1,165,500               -     1,165,500
Stock based compensation              -           -    1,049,940               -     1,049,940
Net loss for the year                 -           -            -      (1,660,799)   (1,660,799)
                             ----------     -------     --------       ---------      --------
Balance as of November 30,
  2006 (audited)             11,364,880      11,365    3,198,180      (1,849,498)    1,360,047

Issuance of common shares
 for stock subscriptions
 received in prior year       1,165,500       1,165       (1,165)              -             -
Issuance of common shares
 for cash                     1,170,670       1,171    1,169,499                     1,170,670
Issuance of common shares
  for cash and services          50,000          50      154,950                       155,000
Issuance of common shares
  for cash (net of expenses)  2,139,000       2,139    4,531,236                     4,533,375
Cancellation of stock        (1,560,000)     (1,560)     (14,040)                      (15,600)
Stock based compensation                               2,446,433                     2,446,433
Issue of warrants                                        357,094                       357,094
Net loss for the year ended
   November 30, 2007                  -           -            -      (4,827,937)   (4,827,937)
                             ----------     -------     --------       ---------      --------
Balance as of November 30,
   2007 (audited)            14,330,050      14,330   11,842,187      (6,677,435)    5,179,082

Stock based compensation              -           -      324,891               -       324,891
Net loss for the period               -           -            -        (983,917)     (983,917)
                             ----------     -------     --------       ---------      --------
Balance as of February 29,
  2008 (unaudited)           14,330,050      14,330   12,167,078      (7,661,352)    4,520,056


The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)


1.    BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. Interim financial statements should be read in conjunction with the company's annual audited financial statements for the year ended November 30, 2007.

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

     The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 983,917 during the three month period ended February 29, 2008. At February 29,
     2008,  the  Company  had  an  accumulated deficit incurred   during  the
     development stage of $7,661,352 which includes a non-cash stock based compensation expense of $3,821,264 and non-cash compensation expense on issue of warrants for $357,094. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2007 the Company raised $5,779,045 (net of expenses of $279,375) through issue of common stock.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)

2. NATURE OF OPERATIONS (continued)

     The Company has working capital of $ 4,495,240 and stockholders' equity of $4,520,056 as at February 29, 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

3. RESEARCH AND PRODUCT DEVELOPMENT

     Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

4. PLANT AND EQUIPMENT, NET

     Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

           Computer equipment          30%   declining balance method

           Furniture and Fixtures      30%   declining balance method


                                          Feb 29, 2008             Nov 30, 2007
                                           Accumulated              Accumulated
                                  Cost    Amortization     Cost    Amortization

     Computer equipment         $21,180      $  3,921     $18,387    $  2,597
     Furniture and fixtures       8,170           613       8,170           -
                                 ------      --------     -------    --------
                                 29,350         4,534      26,557       2,597

            Net carrying amount         $24,816                $23,960
                                        =======                =======

5. ISSUANCE OF CAPITAL STOCK

     Year ended November 30, 2007

     On December 12, 2006 the Company completed the sale of 2,536,170 shares of its common stock to a group of private investors. The shares were sold in the private offering at a price of $1.00 per share and are restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)

5. ISSUANCE OF CAPITAL STOCK (continued)

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

     The stock and additional paid-in-capital amounts were reduced with a total of $15,600 and the Company recognized a loss of $34,400, being the excess of purchase cost over the original issuance.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)

5. ISSUANCE OF CAPITAL STOCK (continued)

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

     Three months ended February 29, 2008

     The Company did not issue any shares of its common stock during the three month period ended February 29, 2008.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)

6.   STOCK BASED COMPENSATION (continued)

     All of the above options vest immediately and have an expiry date of January 24, 2013. Stock based compensation cost of $324,891 has been expensed to general and administration expense .

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

     For the three month period ended February 28, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


           Risk free rate                                 5%
           Volatility factor                         101.27%
           Expected dividends                             0%
           Forfeiture rate                                0%
           Expected life                             5 years
           Exercise price                               $0.10
           Grant date fair value of options            $1.44

           Market price of Company's
           common stock on date of grant               $1.50
           Total number of options granted           225,000
           Stock-based compensation cost
           expense                                  $324,891

           Unexpended stock-based compensation
           deferred over to next period                  nil

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)

6.   STOCK BASED COMPENSATION (continued)

     As of February 28, 2007 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

7.  RELATED PARTY TRANSACTIONS

          a) A Company director has charged the Company a total amount of $1,500 for providing office space during the quarter ended February 29, 2008.

          b) The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

     During the quarter ended February 29, 2008, no director was paid any compensation in cash. All out of pocket expenses of directors were expensed. The directors were compensated for their services by issue of Stock Options (Refer to note 6).

     Effective January 24, 2008 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

          1. Options to one director to acquire 108,000 common shares. The exercise price was set at $0.10 per share.

          2. Options to one director to acquire 117,000 common shares. The exercise price was set at $0.10 per share.

     All of the above options vest immediately and have an expiry date of January 24, 2013. Stock based compensation cost of $324,891 has been expensed to general and administration expense.

8.   COMMITMENTS

     Effective October 25, 2007 the Company entered into a contract with a consultant for a period of one year which can be terminated by 30 days written notice to either party. The consultant is to provide investor relation services. The Company granted 150,000 options to purchase restricted common shares, exercisable at a price of $1.20 per share and expires on January 31, 2010. These options vested immediately and the Company expensed $104,874 to general and administration during the year ended November 30, 2007. In addition, the Company may grant options to purchase an additional 250,000 shares of the Company's common stock if the closing price of the

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008
(Amounts expressed in US Dollars)
(Unaudited)

8. COMMITMENTS (continued)

     Company's common stock maintains at $3.00 per share for 30 calendar days prior to March 15, 2008. No options were granted due to failure of the consultant to meet these requirements. In addition, the Company may grant an option to purchase an additional 100,000 shares of the Company's common stock if the closing price of the Company's common stock maintains at $4.00 per share during any consecutive 30-day calendar period beginning on March 15, 2008. All options are exercisable at a price of $1.20 per share and expire January 31, 2010.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Securities Devices International, Inc. was incorporated on March 1, 2005 and as of February 29, 2008 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

     During the three months ended February 28, 2007 substantial all of SDI's cash expenses were related to the development of its LEKTROX technology.

     During the three months ended February 29, 2008:

     o general and administrative expenses increased primarily due to increased activity as well as the result of expenses (which did not require the use of cash) associated with the issuance of options and warrants.

     o more capital was available to SDI and as a result SDI was able to spend more on research and product development;


     During the period from inception (March 1, 2005) through February 29, 2008 SDI's operations used ($3,019,765) in cash. During this period SDI:

     o    purchased $29,350 of equipment,

     o    raised $7,719,650 from the sale of shares of its common stock,

     o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.

     SDI did not have any material future contractual obligations or off balance sheet arrangements as of February 29, 2008.

     SDI's plan of operation during the twelve-month-period ending February 28, 2009 is as follows:
                                                            Projected Activity
                                                             Completion Date

Completion of fully operational Long Range LEKTROX            3rd quarter 2008
   prototype (37-38MM) up to production file:

Completion of fully operational Long Range LEKTROX
prototype (40MM) up to production file:                       3rd quarter 2008

Completion of mechanical aspects of Long Range
LEKTROX prototype (12 GUAGE)                                       2009

Completion of tooling and moulds for 37-38MM
and 40MM LEKTROX                                              3rd quarter 2008


     SDI anticipates that its capital requirements for the twelve-month period ending February 28, 2009 will be:

      Research and Development                  $  2,100,000
      General and administrative expenses            250,000
                                                ------------
           Total                                $  2,350,000
                                                ============

     SDI does not anticipate that it will need to hire any employees prior to September 30, 2008. SDI does not expect that it will need to raise additional capital during the twelve months ending February 28, 2009. SDI believes that its cash on hand will satisfy its working capital needs until sale of its products have commenced.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Controls and Procedures

     Sheldon Kales, the Company's Chief Executive Officer and Rakesh Malhotra, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II


ITEM 6.  EXHIBITS

      The following exhibits are filed with this report:

      Number           Description

         31            Rule 13a-14(a)/15d-14(a) certifications
         32            Section 1350 certifications

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY DEVICES INTERNATIONAL INC.


April 10, 2008                        By  /s/ Sheldon Kales
                                          ------------------------------
                                          Sheldon Kales, President


April 14, 2008                        By  /s/ Rakesh Malhotra
                                          ------------------------------
                                          Rakesh Malhotra, Principal Accounting
                                            and  Financial Officer