Form 10QSB
period 2008-05-31
Security Devices International Inc.
filed 2008-07-15
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarterly period ended May 31, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             Applied For
         ----------------------      ---------------------------------------
        (State of incorporation)     (I.R.S. Employer Identification Number)

                                 2171 Avenue Rd.
                                    Suite 103
                                Toronto, Ontario
                                 Canada M5M 4B4
                     -------------------------------------
                (Address of Principal Executive Office) Zip Code


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                            Yes ____     No   ___X___
                                                                 -

As of June 30, 2008, the Company had 14,330,050 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                        Page No
                                                                        -------

Balance Sheets as at May 31, 2008 (unaudited) and
November 30, 2007 (audited)                                                  1

Interim Statement of Operations for the six months and three months ended May 31, 2008 and May 31, 2007 and the period
from Inception (March 1, 2005) to May 31, 2008                               2

Interim Statement of Cash Flows for the six months ended
May 31, 2008 and May 31, 2007                                                3

Interim Statements of changes in Stockholders' Equity for the six months ended May 31, 2008 and for the period from inception
(March 1, 2005) to November 30, 2007                                         4

Condensed Notes to Unaudited Interim Financial Statements                  5-9

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2008 and November 30, 2007
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

                                                May 31, 2008   November 30, 2007
                                                ------------   -----------------
                                                (unaudited)        (audited)

                                     ASSETS
CURRENT
   Cash and cash equivalents                      $ 3,870,852     $  5,293,176
   Prepaid expenses and other                          29,836           36,788
                                                --------------   --------------
       Total Current Assets                         3,900,688        5,329,964
   Plant and Equipment, net (Note 4)                   22,810           23,960
                                                --------------   --------------
   TOTAL ASSETS                                   $ 3,923,498     $  5,353,924
                                                --------------   --------------
                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities       $   287,865     $    174,842
                                                --------------   --------------
       Total Current Liabilities                  $   287,865     $    174,842
                                                --------------   --------------
   Related Party Transactions (note 7)
   Commitments (note 8)

                              STOCKHOLDERS' EQUITY

   Capital Stock (Note 5)                              14,330           14,330
   Additional Paid-In Capital                      13,073,243       11,842,187
   Deficit Accumulated During the Development
    Stage                                          (9,451,940)      (6,677,435)
                                                --------------   --------------
       Total Stockholders' Equity                   3,635,633        5,179,082
                                                --------------   --------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                     $ 3,923,498     $  5,353,924
                                                ==============   ==============



The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Six Months and Three Months Ended May 31, 2008 and May 31, 2007 and the Period from inception (March 1, 2005) to May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited- Prepared by Management)


                                          For the     For the     For the       For the
                                        six months  six months  three months  three months
                           Cumulative      ended       ended       ended         ended
                             Since        May 31,     May 31,      May 31,       May 31,
                           inception       2008        2007         2008          2007
                                             $           $            $             $
                           ---------------------------------------------------------------
OPERATING EXPENSES:

Research and Product
   Development Cost        3,173,569     1,291,074     632,577      729,065      321,991
Amortization                   6,540         3,943         759        2,006          629
General and administration
 (note 6)                  6,505,163     1,521,690   1,297,944    1,073,503    1,011,401
                          -----------   ----------- ----------- ------------ ------------

 TOTAL OPERATING EXPENSES  9,685,272     2,816,707   1,931,280    1,804,574    1,334,021
                          -----------   ----------- ----------- ------------ ------------

LOSS FROM OPERATIONS      (9,685,272)   (2,816,707) (1,931,280)  (1,804,574)  (1,334,021)

  Other Income-Interest      233,332        42,202      62,666       13,986       41,644
                          -----------   ----------- ----------- ------------ ------------

LOSS BEFORE INCOME TAXES  (9,451,940)   (2,774,505) (1,868,614)  (1,790,588)  (1,292,377)

Income taxes                       -             -           -            -            -
                          -----------   ----------- ----------- ------------ ------------

NET LOSS                  (9,451,940)   (2,774,505) (1,868,614)  (1,790,588)  (1,292,377)
                          -----------   ----------- ----------- ------------ ------------
Loss per share - basic
 and diluted                                 (0.19)      (0.14)       (0.13)       (0.10)
                                        ----------- ----------- ------------ ------------

Weighted average common
 shares outstanding                     14,330,050  13,297,757   14,330,050   13,182,555
                                        ----------- ----------- ------------ ------------






The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Six Months Ended May 31, 2008 and May 31, 2007 and the
Period from inception (March 1, 2005) to May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited - Prepared by Management)

                                                          For the      For the
                                                         six months  six months
                                                           ended       ended
                                          Cumulative       May 31,     May 31,
                                        since inception     2008        2007
                                               $              $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                  (9,451,940)   (2,774,505)  (1,868,614)
 Items not requiring an outlay of cash:
  Issue of shares for professional
   services                                  154,000             -       80,000
  Stock based compensation                 4,727,429     1,231,056      905,284
  Compensation expense for warrants issued   357,094             -            -
  Loss on cancellation of stock               34,400             -       34,400
  Amortization                                 6,540         3,943          759
  Changes in non-cash working capital:
   Accounts payable and accrued liabilities  287,865       113,023       52,638
   Prepaid expenses and other                (29,836)        6,952     (118,173)
                                         ------------  ------------ ------------

   NET CASH USED IN OPERATING ACTIVITIES  (3,914,448)   (1,419,531)    (913,706)
                                         ------------  ------------ ------------

   CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Plant and Equipment     (29,350)       (2,793)      (8,379)
                                         ------------  ------------ ------------

   NET CASH USED IN INVESTING ACTIVITIES     (29,350)       (2,793)      (8,379)
                                         ------------  ------------ ------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Loans/(Repayments) from
      directors/shareholders                       -             -      (2,592)
     Net Proceeds from issuance of
      common shares                        7,769,650             -    5,779,045
     Cancellation of common stock            (50,000)            -      (50,000)
     Exercise of stock options                95,000             -            -
                                         ------------  ------------ ------------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                             7,814,650             -    5,726,453
                                         ------------  ------------ ------------
   NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS FOR THE PERIOD        3,870,852    (1,422,324)   4,804,368
      Cash and cash equivalents,
       beginning of period                         -     5,293,176    1,463,833

   CASH AND CASH EQUIVALENTS, END
    OF PERIOD                              3,870,852     3,870,852    6,268,201
                                         ============  ============ ============
   INCOME TAXES PAID                               -             -            -
                                         ============  ============ ============
   INTEREST PAID                                   -             -            -
                                         ============  ============ ============



The accompanying condensed notes are an integral part of these unaudited interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Six months ended May 31, 2008 and for
Period from Inception (March 1, 2005) to November 30, 2007.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)



                                    Number of     Common    Additional
                                     Common       Shares     Paid-in        Deficit
                                     Shares       amount     Capital      accumulated     Total
                                    ---------     ------    ----------    -----------     -----
                                                     $           $             $            $
Balance as of March 1, 2005                -           -            -             -            -
Issuance of Common shares
 for professional services         6,525,000       6,525       58,725             -       65,250
Issuance of common shares for cash   397,880         398       99,072                     99,470
  Net loss for the period                  -           -            -      (188,699)    (188,699)
                                 ------------ ------------ ------------ ------------ ------------
Balance as of
  November 30, 2005                6,922,880       6,923      157,797      (188,699)     (23,979)

Issuance of common shares for cash   956,000         956       94,644             -       95,600

Issuance of common shares for cash   286,000         286       49,764             -       50,050
Issuance of common shares  to
    consultant for services           50,000          50        8,700             -        8,750
Issuance of common shares
   for cash                        2,000,000       2,000      398,000             -      400,000
Exercise of stock options            950,000         950       94,050             -       95,000
Issuance of common shares for cash
     (net of agent commission)       200,000         200      179,785             -      179,985
Stock subscriptions received                                1,165,500             -    1,165,500
Stock based compensation                   -           -    1,049,940             -    1,049,940
  Net loss for the year                    -           -            -    (1,660,799)  (1,660,799)
                                 ------------ ------------ ------------ ------------ ------------
Balance as of
   November 30, 2006              11,364,880      11,365    3,198,180    (1,849,498)   1,360,047

Issuance of common shares for
stock subscriptions received in
prior year                         1,165,500       1,165       (1,165)            -            -

Issuance of common shares
 for cash                          1,170,670       1,171    1,169,499                  1,170,670
Issuance of common shares
 for cash and services                50,000          50      154,950                    155,000
Issuance of common shares
 for cash (net of expenses)        2,139,000       2,139    4,531,236                  4,533,375
Cancellation of stock             (1,560,000)     (1,560)     (14,040)                   (15,600)
Stock based compensation                                    2,446,433                  2,446,433
Issue of warrants                                             357,094                    357,094
  Net loss for the year ended
      November 30, 2007                    -           -            -    (4,827,937)  (4,827,937)
                                 ------------ ------------ ------------ ------------ ------------
Balance as of November 30, 2007   14,330,050      14,330   11,842,187    (6,677,435)   5,179,082

Stock based compensation                   -           -    1,231,056             -    1,231,056
Net loss for the period                    -           -            -    (2,774,505)  (2,774,505)
                                 ------------ ------------ ------------ ------------ ------------

Balance as of May 31, 2008        14,330,050      14,330   13,073,243    (9,451,940)   3,635,633



The accompanying notes are an integral part of these unaudited financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $2,774,505 during the six month period ended May 31, 2008. At May 31, 2008, the Company had an accumulated deficit during the development stage of $9,451,940 which includes a non- cash stock based compensation expense of $4,727,429 and non-cash compensation expense on issue of warrants for $357,094. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2007 the Company raised $5,779,045 (net of expenses of $279,375) through issue of common stock.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  2. NATURE OF OPERATIONS (cont'd)

        The company has a working capital of $3,612,823 and stockholders' equity of $3,635,633 as at May 31, 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

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

  4. PLANT AND EQUIPMENT, NET

        Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method

                Furniture and Fixtures      30%   declining balance method


                                       May 31, 2008               Nov 30, 2007
                                       Accumulated                Accumulated
                               Cost    Amortization     Cost      Amortization

     Computer equipment      $ 21,180  $  5,315      $ 18,387     $   2,597
     Furniture and fixtures     8,170     1,225         8,170             -
                           ----------  ---------    ----------    ----------

                              29,350      6,540        26,557         2,597
                           ----------  ---------    ----------    ----------


       Net carrying amount        $  22,810                $  23,960
                                  ---------                ---------

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  5. ISSUANCE OF CAPITAL STOCK

        Year ended November 30, 2007
        ----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  5. ISSUANCE OF CAPITAL STOCK (Cont'd)

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

        Six months ended May 31, 2008
        -----------------------------

        The Company did not raise any capital during the six month period ended May 31, 2008.

  6.   STOCK BASED COMPENSATION

         Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same lines as cash compensation paid and accordingly expensed to general and administration expense.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  6.   STOCK BASED COMPENSATION (Cont'd)

         The Company has amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement subsequent to the quarter on June 24, 2008.

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

        Effective April 11, 2008 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

          1. Options to two consultants to each acquire 300,000 common shares for a total of 600,000 common shares. The exercise price was set at $1.50 per share.

          2. Options to one consultant to acquire 150,000 common shares. The exercise price was set at $1.50 per share

        All of the above options vest immediately and have an expiry date of April 11, 2013. Stock based compensation cost of $170,013 has been expensed to general and administration expense.

        Effective May 21, 2008, the board of directors granted options to an Investor Relation consultant to acquire 50,000 common shares at an exercise price of $2.25 per share. These options vested immediately and have an expiry of May 21, 2010. Stock based compensation cost of $56,098 has been expensed to general and administration expense.

        The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  6.   STOCK BASED COMPENSATION (Cont'd)

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

Date of grant                   January 24,    April 11,   May 21,
                                   2008           2008       2008       Total
                                -----------    ---------   --------

Risk free rate                        5%            5%         5%
Volatility factor                101.27%        97.80%    100.15%
Expected dividends                    0%            0%         0%
Forfeiture rate                       0%            0%         0%
Expected life                    5 years       5 years    2 years
Exercise price                  $  0.10       $  1.50    $  2.25

Total number of options granted  225,000       750,000     50,000   1,025,000
Grant date fair value of options $  1.44       $  1.13    $  1.12
Market price of Company's common
    stock on date of grant      $  1.50       $  1.50     $  2.12

 Stock-based compensation cost
    expensed during the six month
    period ended May 31, 2008   $324,891     $850,067    $56,098  $1,231,056

 Unexpended Stock-based
    compensation cost deferred
    over the vesting period      $  nil        $  nil     $  nil     $  nil

        As of May 31, 2008 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  7. RELATED PARTY TRANSACTIONS

          a) A Company Director has charged the Company a total amount of $3,000 for providing office space during the six month period ended May 31, 2008.

          b) The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        During the six month period ended May 31, 2008, no director was paid any compensation in cash. All out of pocket expenses of directors were expensed. The Directors were compensated for their services by issue of Stock Options (Refer to note 6).

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

  8.  COMMITMENTS

        Effective October 25, 2007 the Company entered into a contract with a consultant for a period of one year which can be terminated by 30 days written notice to either party. The consultant is to provide investor relation services. The company granted 150,000 options to purchase restricted common shares, exercisable at a price of $1.20 per share and expires on January 31, 2010. These options vested immediately and the Company expensed $104,874 to general and administration during the year ended November 30, 2007. The contract with the consultant was subsequently amended on April 10, 2008 whereby these options were reduced to 120,000 options exercisable at $1.20 per share and expire January 31, 2010 and the contract expiry date was amended to expire June 30, 2008. The company and the consultant agreed that no further options would be issued by the company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  8.      COMMITMENTS (Cont'd)

        Effective April 14, 2008 the Company entered into a contract with a consultant for a period of six months which can be terminated by 30 days written notice to either party. The consultant is to provide investor relation services. The company will pay the consultant $2,000 per month. The company will also grant 100,000 options to purchase common shares, exercisable at a price of $1.41 per share and expire April 14, 2009 only after the company agrees that the consultant has satisfied all duties. Effective June 19, 2008 the company advised the consultant that the contract was terminated due to non performance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS

      Securities Devices International, Inc. was incorporated on March 1, 2005 and as of May 31, 2008 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      During the six months ended May 31, 2007 substantial all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the six months ended May 31, 2008:

          o general and administrative expenses increased primarily due to increased activity as well as the result of expenses (which did not require the use of cash) associated with the issuance of options and warrants.

          o more capital was available to SDI and as a result SDI was able to spend more on research and product development;

      During the period from inception (March 1, 2005) through May 31, 2008 SDI's operations used ($3,914,448) in cash. During this period SDI:

          o    purchased $29,350 of equipment,

          o    raised $7,769,650 from the sale of shares of its common stock,

          o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.


      SDI did not have any material future contractual obligations or off balance sheet arrangements as of May 31, 2008.

      SDI's plan of operation during the twelve-month-period ending May 31, 2009 is as follows:

                                                                  Projected
Activity                                                       Completion Date
--------                                                       ---------------

Completion of fully operational Long Range LEKTROX              3rd quarter 2008
  prototype (37-38MM) up to production file:

Completion of fully operational Long Range LEKTROX
prototype (40MM) up to production file:                         3rd quarter 2008

Completion of mechanical aspects of Long Range
LEKTROX prototype (12 GUAGE)                                                2009

Completion of tooling and moulds for 37-38MM
and 40MM LEKTROX                                                3rd quarter 2008

      SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2009 will be:

      Research and Development                  $  2,100,000
      General and administrative expenses            250,000
                                              --------------

           Total                                $  2,350,000
                                                ============

      SDI does not anticipate that it will need to hire any employees prior to September 30, 2008. SDI does not expect that it will need to raise additional capital during the twelve months ending May 31, 2009. SDI believes that its cash on hand will satisfy its working capital needs until sale of its products have commenced.

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Controls and Procedures
-----------------------

      Sheldon Kales, the Company's Chief Executive Officer and Rakesh Malhotra, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

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

                                     SECURITY DEVICES INTERNATIONAL INC.


July 14, 2008                         By  /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon Kales, President


July 14, 2008                         By  /s/ Rakesh Malhotra
                                          ------------------------------------
                                          Rakesh Malhotra, Principal Accounting
                                          and Financial Officer