Form 10QSB
period 2008-08-31
Security Devices International Inc.
filed 2008-10-10
CIK 1354866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2008

                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-33259

                       SECURITY DEVICES INTERNATIONAL INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                  Applied For
----------------------------              --------------------------------
 (State of incorporation)               (I.R.S. Employer Identification Number)

                                 2171 Avenue Rd.
                                    Suite 103
                                Toronto, Ontario
                                 Canada M5M 4B4
                        --------------------------------
                (Address of Principal Executive Office) Zip Code


                                 (647) 388-1117
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                            YES [ ]        NO [X]


As of September 30, 2008, the Company had 14,330,050 issued and outstanding shares of common stock.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)


                                TABLE OF CONTENTS
                                                                      Page No

Balance Sheets as at August 31, 2008 (unaudited)
and November 30, 2007 (audited)                                          1

Interim Statement of Operations for the nine months
and three months ended August 31, 2008 and August 31,
2007 and the period from Inception (March 1, 2005) to
August 31, 2008                                                          2

Interim Statement of Cash Flows for the nine months ended
August 31, 2008 and August 31, 2007                                      3

Interim Statements of Changes in Stockholders' Equity for
the nine months ended August 31, 2008 and for the period
from inception (March 1, 2005) to November 30, 2007                      4

Condensed Notes to Unaudited Interim Financial Statements              5-12

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at August 31, 2008 and November 30, 2007
(Amounts expressed in US Dollars)

                                        August 31, 2008       November 30, 2007
                                          (unaudited)             (audited)

                                     ASSETS
CURRENT
   Cash and cash equivalents                 $ 2,982,487         $ 5,293,176
   Prepaid expenses and other                     24,726              36,788
                                             -----------         -----------
       Total Current Assets                    3,007,213           5,329,964
   Plant and Equipment, net (Note 4)              26,095              23,960
                                             -----------         -----------
   TOTAL ASSETS                              $3,033,308          $ 5,353,924
                                             -----------         -----------

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities  $   293,119         $   174,842
                                             -----------         -----------
       Total Current Liabilities             $   293,119         $   174,842
                                             -----------         -----------

   Related Party Transactions (note 7)
   Commitments (note 8)

                              STOCKHOLDERS' EQUITY

   Capital Stock (Note 5)                         14,330              14,330
   Additional Paid-In Capital                 13,073,243          11,842,187
   Deficit Accumulated During the
      Development Stage                      (10,347,384)         (6,677,435)
                                             -----------         -----------

       Total Stockholders' Equity              2,740,189           5,179,082
                                             -----------         -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                               $  3,033,308         $ 5,353,924
                                           =============        ============




The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Nine Months and Three Months Ended August 31, 2008 and August 31, 2007 and the Period from inception (March 1, 2005) to August 31, 2008 (Amounts expressed in US Dollars) (Unaudited- Prepared by Management)

                                               For the        For the         For the        For the
                                             nine months     nine months    three months  three months
                               Cumulative       ended           ended          ended         ended
                                  Since         Aug 31,         Aug 31,        Aug 31,       Aug 31,
                                inception        2008            2007            2008          2007
                                    $              $               $               $             $
OPERATING EXPENSES:

Research and Product
  Development Cost              3,956,430      2,073,935       975,321         782,861         342,744
Amortization                        8,825          6,228         1,553           2,285             794
General and administration
  (note 6)                      6,632,930      1,649,457     1,534,618         127,767         236,674
                              -----------     ----------    ----------       ---------        --------

   TOTAL OPERATING EXPENSES    10,598,185      3,729,620     2,511,492         912,913         580,212
                              -----------     ----------    ----------       ---------        --------

LOSS FROM OPERATIONS          (10,598,185)    (3,729,620)   (2,511,492)       (912,913)       (580,212)

   Other Income-Interest          250,801         59,671       136,936          17,469          74,270
                              -----------     ----------    ----------       ---------        --------

LOSS BEFORE INCOME TAXES      (10,347,384)    (3,669,949)   (2,374,556)       (895,444)       (505,942)

Income taxes                            -              -             -               -               -
                              -----------     ----------    ----------       ---------        --------

NET LOSS                      (10,347,384)    (3,669,949)   (2,374,556)       (895,444)       (505,942)
                              -----------     ----------    ----------       ---------        --------

Loss per share - basic
  and diluted                                      (0.26)        (0.17)          (0.06)          (0.04)
Weighted average common
  shares outstanding                          14,330,050    13,644,366      14,330,050      14,330,050
                                              ----------    ----------       ---------        --------



The accompanying condensed notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Nine Months Ended August 31, 2008 and August 31, 2007 and the Period from inception (March 1, 2005) to August 31, 2008 (Amounts expressed in US Dollars) (Unaudited - Prepared by Management)

                                                         For the       For the
                                                        nine months  nine months
                                                          ended         ended
                                        Cumulative        Aug 31,       Aug 31,
                                       since inception     2008          2007
                                             $               $             $
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period               (10,347,384)    (3,669,949)  (2,374,556)
  Items not requiring an outlay of cash:
    Issue of shares for professional
       services                             154,000              -       80,000
    Stock based compensation              4,727,429      1,231,056      905,284
    Compensation expense for warrants
       issued                               357,094              -            -
    Loss on cancellation of stock            34,400              -       34,400
    Amortization                              8,825          6,228        1,553
    Changes in non-cash working capital:
    Accounts payable and accrued
       liabilities                          293,119        118,277       50,117
    Prepaid expenses and other              (24,726)        12,062      (31,058)
                                        -----------      ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES    (4,797,243)    (2,302,326)  (1,334,260)
                                        -----------      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment        (34,920)        (8,363)     (11,694)
                                        -----------      ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES       (34,920)        (8,363)     (11,694)
                                        -----------      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments from directors/shareholders          -              -       (2,577)
  Net Proceeds from issuance of common
    shares                                7,769,650              -    5,779,045
  Cancellation of common stock              (50,000)             -      (50,000)
  Exercise of stock options                  95,000              -            -
                                        -----------      ---------    ---------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                7,814,650              -    5,726,468
                                        -----------      ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE PERIOD                2,982,487     (2,310,689)   4,380,514
  Cash and cash equivalents,
    beginning of period                           -      5,293,176    1,463,833
                                        -----------      ---------    ---------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                             2,982,487      2,982,487    5,844,347
                                        ===========     ==========   ==========

INCOME TAXES PAID                                 -              -            -
                                        ===========     ==========   ==========

INTEREST PAID                                     -              -            -
                                        ===========     ==========   ==========




The accompanying condensed notes are an integral part of these unaudited interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Nine months ended August 31, 2008 and for Period from Inception (March 1, 2005) to November 30, 2007.
(Amounts expressed in US Dollars)

                               Number of    Common    Additional
                                Common      Shares     Paid-in      Deficit
                                Shares      amount     Capital    accumulated      Total
                                             $           $           $             $
Balance as of March 1, 2005           -          -            -             -              -
Issuance of Common shares
for professional services     6,525,000      6,525       58,725             -         65,250
Issuance of common shares
 for cash                       397,880        398       99,072                       99,470
   Net loss for the period            -          -            -      (188,699)      (188,699)
                             ----------    -------     --------     ---------       --------
Balance as of November 30,
  2005 (audited)              6,922,880      6,923      157,797      (188,699)       (23,979)

Issuance of common shares
  for cash                      956,000        956       94,644             -         95,600

Issuance of common shares
  for cash                      286,000        286       49,764             -         50,050
Issuance of common shares to
  consultant for services        50,000         50        8,700             -          8,750
Issuance of common shares
  for cash                    2,000,000      2,000      398,000             -        400,000
Exercise of stock options       950,000        950       94,050             -         95,000
Issuance of common shares
  for cash (net of agent
   commission)                  200,000        200      179,785             -        179,985
Stock subscriptions received                          1,165,500             -      1,165,500
Stock based compensation              -          -    1,049,940             -      1,049,940
  Net loss for the year               -          -            -    (1,660,799)    (1,660,799)
                             ----------    -------     --------     ---------       --------
Balance as of November 30, 2006
  (audited)                  11,364,880     11,365    3,198,180    (1,849,498)     1,360,047

Issuance of common shares
  for stock subscriptions
  received in prior year      1,165,500      1,165       (1,165)            -              -

Issuance of common shares
  for cash                    1,170,670      1,171    1,169,499                    1,170,670
Issuance of common shares
  for cash and services          50,000         50      154,950                      155,000
Issuance of common shares
  for cash (net of expenses)  2,139,000      2,139    4,531,236                    4,533,375
Cancellation of stock        (1,560,000)    (1,560)     (14,040)                     (15,600)
Stock based compensation                              2,446,433                    2,446,433
Issue of warrants                                       357,094                      357,094
  Net loss for the year ended
    November 30, 2007                  -          -           -    (4,827,937)    (4,827,937)
                             ----------    -------     --------     ---------       --------
Balance as of November 30,
 2007 (audited)              14,330,050     14,330   11,842,187    (6,677,435)     5,179,082

Stock based compensation              -          -    1,231,056             -      1,231,056
Net loss for the period               -          -            -    (3,669,949)    (3,669,949)
                             ----------    -------   ----------    ----------     ----------

Balance as of Aug 31, 2008
  (unaudited)                14,330,050     14,330   13,073,243   (10,347,384)     2,740,189
                             ----------    -------   ----------    ----------     ----------


The accompanying notes are an integral part of these unaudited interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


1.    BASIS OF PRESENTATION


        The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. Interim financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended November 30, 2007.


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

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $3,669,949 during the nine month period ended August 31, 2008. At August 31, 2008, the Company had an accumulated deficit during the development stage of $10,347,384 which includes a non- cash stock based compensation expense of $4,727,429 and non-cash compensation expense on issue of warrants for $357,094. The Company has funded operations through the issuance of capital stock. During the year ended November 30, 2007 the Company raised $5,779,045 (net of expenses of $279,375) through issue of common stock.

        The Company has a working capital of $2,714,094 and stockholders' equity of $2,740,189 as at August 31, 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.


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

  4. PLANT AND EQUIPMENT, NET

        Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method

                Furniture and Fixtures      30%   declining balance method


                                           Aug 31, 2008             Nov 30, 2007
                                           Accumulated               Accumulated
                                  Cost     Amortization     Cost    Amortization

     Computer equipment        $ 21,180     $  6,708     $ 18,387   $   2,597
     Furniture and fixtures      13,740        2,117        8,170           -
                               --------     --------     --------   ---------

                                 34,920        8,825       26,557       2,597
                               --------     --------     --------   ---------

       Net carrying amount            $ 26,095                $ 23,960
                                      --------                --------

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

        Nine months ended August 31, 2008
        ---------------------------------

        The Company did not raise any capital during the nine month period ended August 31, 2008.

  6.   STOCK BASED COMPENSATION

         Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same lines as cash compensation paid and accordingly expensed to general and administration expense.

         The Company has amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on June 24, 2008.
         During the nine month period ended August 31, 2008, the following stock options were granted: Effective January 24, 2008 the board of directors granted the following options under its Non-Qualified Stock Option
         Plan:

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

          2. Options to one consultant to acquire 150,000 common shares. The exercise price was set at $1.50 per share

        All of the above options vest immediately and have an expiry date of April 11, 2013. Stock based compensation cost of $850,067 has been expensed to general and administration expense.

        Effective May 21, 2008, the board of directors granted options to an Investor Relation consultant to acquire 50,000 common shares at an exercise price of $2.25 per share. All of these options vested immediately and have an expiry of May 21, 2010. Stock based compensation cost of $56,098 has been expensed to general and administration expense.

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

Date of grant                   January 24,    April 11,     May 21,
                                   2008           2008        2008       Total
                               ------------    --------      -------     -----

Risk free rate                          5%            5%         5%
Volatility factor                  101.27%        97.80%    100.15%
Expected dividends                      0%            0%         0%
Forfeiture rate                         0%            0%         0%
Expected life                      5 years       5 years    2 years
Exercise price                     $  0.10       $  1.50    $  2.25

Total number of options granted    225,000       750,000     50,000   1,025,000
Grant date fair value of options  $   1.44      $   1.13    $  1.12
Market price of Company's common
    stock on date of grant        $   1.50      $   1.50    $  2.12

 Stock-based compensation cost
    expensed during the nine month
    period ended Aug 31, 2008     $324,891      $850,067    $56,098  $1,231,056

 Unexpended Stock-based
    compensation cost deferred
    over the vesting period       $    nil      $    nil    $   nil  $      nil

        As of August 31, 2008 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

  7. RELATED PARTY TRANSACTIONS

         a) A Company Director has charged the Company a total amount of $4,500 for providing office space during the nine month period ended August 31, 2008.

         b) The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        During the nine month period ended August 31, 2008, no director was paid any compensation in cash. All out of pocket expenses of directors were expensed. The Directors were compensated for their services by issue of Stock Options (Refer to note 6).

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

  8.      COMMITMENTS


        Effective October 25, 2007 the Company entered into a contract with a consultant for a period of one year which can be terminated by 30 days written notice to either party. The consultant is to provide investor relation services. The company granted 150,000 options to purchase restricted common shares, exercisable at a price of $1.20 per share and expires on January 31, 2010. These options vested immediately and the Company expensed $104,874 to general and administration during the year ended November 30, 2007. The contract with the consultant was subsequently amended on April 10, 2008 whereby these options were reduced to 120,000 options exercisable at $1.20 per share and expire January 31, 2010 and the contract expiry date was amended to expire June 30, 2008. The Company and the consultant agreed that no further options would be issued by the Company. The contract expired June 30, 2008.

        Effective April 14, 2008 the Company entered into a contract with a consultant for a period of six months which can be terminated by 30 days written notice to either party. The consultant is to provide investor relation services. The Company will pay the consultant $2,000 per month. The Company will also grant 100,000 options to purchase common shares, exercisable at a price of $1.41 per share and expire April 14, 2009 only after the Company agrees that the consultant has satisfied all duties. Effective June 19, 2008 the Company advised the consultant that the contract was terminated due to non performance. No options were issued to the consultant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS


      Securities Devices International, Inc. was incorporated on March 1, 2005 and as of August 31, 2008 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      During the nine months ended August 31, 2007 substantial all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the nine months ended August 31, 2008:

          o general and administrative expenses increased primarily due to increased activity as well as the result of expenses (which did not require the use of cash) associated with the issuance of options and warrants.

          o more capital was available to SDI and as a result SDI was able to spend more on research and product development;

      During the period from inception (March 1, 2005) through August 31, 2008 SDI's operations used ($4,797,243) in cash. During this period SDI:

          o    purchased $34,920 of equipment,

          o    raised $7,769,650 from the sale of shares of its common stock,

          o raised $95,000 from three of its officers and directors upon the exercise of options to purchase 950,000 shares of common stock.


      SDI did not have any material future contractual obligations or off balance sheet arrangements as of August 31, 2008.

      As of August 31, 2008 SDI had:

          o    completed the tooling and moulds for the 40MM LEKTROX

          o    developed  a  fully  operational  Long  Range  LEKTROX  prototype
               (37-38MM)

          o    developed a fully operational Long Range LEKTROX prototype (40MM)

      SDI's plan of operation during the twelve-month-period ending August 31, 2009 is as follows:

                                                                  Projected
Activity                                                       Completion Date

Completion of tooling and moulds for 37-38MM LEKTROX                 2009


      SDI anticipates that its capital requirements for the twelve-month period ending August 31, 2009 will be:

      Research and Development                  $  2,100,000
      General and administrative expenses            250,000
                                              --------------
           Total                                $  2,350,000
                                                ============

      SDI does not anticipate that it will need to hire any employees prior to November 30, 2008. SDI does not expect that it will need to raise additional capital prior to May 31, 2009. SDI believes that its cash on hand will satisfy its working capital needs until sale of its products have commenced.

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.


Item 3A(T). - Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      Sheldon Kales, SDI's Chief Executive Officer and Rakesh Malhotra, the SDI's Principal Financial Officer, have evaluated the effectiveness of SDI's disclosure controls and procedures as of August 31, 2008, and in their opinion SDI's disclosure controls and procedures are effective and ensure that material information relating to SDI is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. SDI has determined that these controls and procedures are effective as of August 31, 2008.

      Changes in Internal Control over Financial Reporting

      To the knowledge of Mr. Kales and Mr. Malhotra, there have been no significant changes in SDI's internal controls or in other factors that could significantly affect SDI's internal controls subsequent to the date of evaluation.

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

                                     SECURITY DEVICES INTERNATIONAL INC.


October 9, 2008                       By  /s/ Sheldon Kales
                                          ------------------------------------
                                          Sheldon Kales, President


October 9, 2008                       By  /s/ Rakesh Malhotra
                                          ------------------------------------
                                          Rakesh Malhotra, Principal Accounting
                                             and Financial Officer