Form 10-K
period 2008-11-30
Security Devices International Inc.
filed 2009-02-27
CIK 1354866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2008
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. - None

                      SECURITY DEVICES INTERNATIONAL, INC.
              -------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                  Applied For
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      2171 Avenue Rd., Suite 103
         Toronto, Ontario Canada                                   M5M 4B4
   ---------------------------------------                        --------
   (Address of Principal Executive Office)                        Zip Code

Registrant's telephone number, including Area Code: (416) 787-1871 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                     Accelerated filer  [ ]

Non-accelerated filer  [  ]                       Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):   [ ] Yes    [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company (9,901,050 shares) on May 31, 2008 was approximately $24,751,000.

As of February 25, 2009, the Company had 14,447,050 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

ITEM 1.  BUSINESS
-----------------

     Security Devices International, Inc. is currently in the advanced stages of developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

     SDI's LEKTROX system was developed by Elad  Engineering,  Israel,  assisted by:

     o    Dr. Yoav Paz, a heart and chest  surgery  specialist  at the  Hadassah
          Medical  Center,   Jerusalem,   member  of  the  European  Society  of
          Cardiology; and

     o Emanuel Mendes, an electrical engineer at the forefront of Israel's R&D for almost 50 years.

     SDI's strategic collaboration with Elad resulted in the patent pending LEKTROX system. Featuring the unique extended range Wireless Electro-Muscular Disruption Technology, (or "W-EMDT"), SDI's first products, the LEKTROX 37/38mm and 40mm round ammunition is expected to be ready for the market in 2009 with a 12-guage version to be introduced later.

     LEKTROX has been specially designed for use with standards issue riot guns and M203 grenade launchers. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training.

     LEKTROX is a third generation electric solution. First generation solutions were electric batons and hand-held stun guns which had a range of arm's length. Second generation were the wired electric charge solutions. Third generation are the wireless electric bullets. Currently, there is still no third generation wireless electric bullet on the market.

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

     As of February 25, 2009 SDI has completed the following steps in the development of the LEKTROX:

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

     During the year ending November 30, 2009 SDI plans to complete the tooling and moulds for the 37-38MM LEXTROX.

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

     SDI also holds several foreign patents.

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

General

     As of February 25, 2009 SDI did not have any full-time employees.

     SDI's offices are located at 2171 Avenue Rd., Suite 103, Toronto, Ontario, Canada M5M 4B4. SDI's rental costs on this space for each of the two years ending November 30, 2010, excluding SDI's share of operating and common area expenses, will be $9,812. SDI's offices are expected to be adequate to meet SDI's foreseeable future needs.

     SDI's website is www.lektrox.com.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     SDI is not involved in any legal proceedings and SDI does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     Not Applicable

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
         --------------------------------------------------------------------
         OTHER SHAREHOLDER MATTERS.
         ---------------------------

     On August 28, 2006 SDI's common stock was listed on the OTC Bulletin Board under the symbol "SDEV". The following shows the high and low closing prices for SDI's common stock for the periods indicated:

      Three Months Ended              High       Low
      ------------------              ----       ---

      November 2006                  $2.65      $0.15

      February 2007                  $3.80      $1.75
      May 2007                       $3.25      $2.65
      August 2007                    $3.20      $2.00
      November 2007                  $1.95      $1.20

      February 2008                  $2.10      $1.09
      May 2008                       $2.50      $1.10
      August 2008                    $2.51      $1.15
      November 2008                  $1.25      $0.31

     As of February 25, 2008 SDI had approximately 200 shareholders and 14,447,050 outstanding shares of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
         -----------------------------------------------------------------------
         OPERATION
         ---------

     Securities Devices International, Inc. was incorporated on March 1, 2005 and as of November 30, 2008 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

     During the year ended November 30, 2008 substantially all of SDI's cash expenses were related to the development of its LEKTROX technology.

     During the year ended November 30, 2008:

     o general and administrative expenses decreased primarily due to lower expenses for the year ($1,231,056), which did not require the use of cash, associated with the issuance of options to compensate SDI's directors and consultants for services provided to SDI.

     o SDI spent more on research and product development since the LEKTROX 37/38mm and 40mm rounds are nearing completion. The final steps in the development of the LEXTROX rounds requires the design, production and testing of moulds, dies, assembly equipment, testing equipment and prototypes;

     During the period from inception (March 1, 2005) through November 30, 2008 SDI's operations used $5,621,952 in cash. During this period SDI:

     o    purchased $36,699 of equipment,
     o    raised $7,719,650 from the sale of shares of its common stock,
     o raised $106,700 from three of its officers and directors upon the exercise of options to purchase 1,067,000 shares of common stock.

     SDI did not have any material future contractual obligations or off balance sheet arrangements as of November 30, 2008.

     As of November 30, 2008 SDI had:

     o    completed the tooling and moulds for the 40MM LEKTROX
     o    developed a fully operational Long Range LEKTROX prototype (37-38MM)
     o    developed a fully operational Long Range LEKTROX prototype (40MM)

     During the year ending November 30, 2009 SDI plans to complete the tooling and moulds for the 37-38MM LEKTROX.

     SDI anticipates that its capital requirements for the twelve-month period ending November 30, 2009 will be:

      Research and Development                  $  1,900,000
      General and Administrative Expenses            450,000
                                              --------------
           Total                                $  2,350,000
                                              ==============

     SDI does not anticipate that it will need to hire any employees prior to November 30, 2009. SDI expects that it will need to raise approximately $1,000,000 in additional capital prior to December 31, 2009.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

     Not applicable.

ITEM 8   FINANCIAL STATEMENTS
         --------------------

     See the financial statements included with this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
            ---------------------------------------------

     Not applicable.

ITEM 9A. and 9A(T).  CONTROLS AND PROCEDURES
                     -----------------------

     Under the direction and with the participation of SDI's management, SDI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2008. SDI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to SDI's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. SDI's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Management's Report on Internal Control Over Financial Reporting

     SDI's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of SDI's principal executive officer and principal financial officer and implemented by SDI's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of SDI's financial statements in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      SDI's management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of SDI's internal control over financial reporting and testing of the operational effectiveness of those controls.

     Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle. Accordingly, SDI's management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI's annual and interim financial statements.

     Based on this evaluation, SDI's management concluded that SDI's internal control over financial reporting was effective as of November 30, 2008.

     There was no change in SDI's internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, SDI's internal control over financial reporting.

     This report does not include an attestation report of SDI's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by SDI's independent registered public accounting firm pursuant to temporary rules of the SEC that permit SDI to provide only management's report on internal control in this report.

ITEM 9B. OTHER INFORMATION
         -----------------

     Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS
         -------------------------------------------------------------

    Name                     Age    Position
    ----                     ---    --------

    Sheldon Kales             52    Chief Executive Officer and a Director
    Boaz Dor                  54    Secretary and a Director
    Rakesh Malhotra           52    Chief Financial Officer
    Gregory Sullivan          42    Director

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

     SDI does not have a compensation committee or an audit committee. Rakesh Malhotra is SDI's financial expert. However, since he is an officer of SDI Mr. Malhotra is not independent as that term is defined in 803 of the NYSE Alternext U.S. Company Guide.

     SDI has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. SDI does not believe a Code of Ethics is needed at this time since SDI has only four officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The following table shows the compensation for the years ended November 30, 2008 and 2007 paid or accrued, to Sheldon Kales, the Principal Executive Officer of SDI. None of the executive officers of SDI received compensation in excess of $100,000 during this period.

                                                               All
                                                              Other
                                                              Annual
                                             Stock   Option   Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards   sation
 Position            Year    (1)      (2)     (3)     (4)       (5)     Total
------------------  -----   ------   -----   ------  ------   -------   -----

Sheldon Kales,      2008                            $155,948    --    $155,948
 President          2007      --      --        --  $886,948    --    $886,948

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

     On February 4, 2009 SDI's directors approved consulting agreements with three of it's officers. The consulting agreements, which are effective retroactive to January 1, 2009, provide that the officers will consult with SDI in the areas of corporate operations and product development. The terms of the consulting agreements are shown below. The consulting agreements terminate on December 31, 2009.

                                                  Monthly
                                 Monthly        Automobile
Name of Officer               Consulting Fee     Allowance
---------------               --------------    ----------

Sheldon Kales                   $10,000           $1,500
Boaz Dor                        $ 6,250           $1,000
Greg Sullivan                   $ 3,125           $1,000

     The following shows the amounts which SDI expects to pay in cash as consulting fees to its officers during the twelve month period ending November 30, 2009, and the time these persons plan to devote to SDI's business.

                                Proposed           Time to be Devoted to the
      Name                    Compensation             Business of SDI
      ----                    ------------         -------------------------

      Sheldon Kales            $110,000                      80%
      Boaz Dor                 $ 68,750                      80%
      Rakesh Malhotra          $ 22,000                      10%
      Gregory Sullivan         $ 34,375                      25%

     There are no sales, net income, or other thresholds which are required for SDI's directors to increase the compensation which in the future may be paid to SDI's officers. SDI may also issue shares of its common stock or options to compensate its officers and directors for services provided to SDI.

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

Compensation of Directors During Year Ended November 30, 2008

                                                              Awards of Options
      Name                 Paid in Cash    Stock Awards (1)     or Warrants (2)
      ----                 ------------    ---------------- -------------------

      Boaz Dor                  --              --              $168,943
      Gregory Sullivan          --              --                    --

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

     Summary. The following lists, as of February 25, 2009, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI's common stock.

                          Total        Shares
                          Shares     Reserved for    Shares        Remaining
                         Reserved    Outstanding    Issued as   Options/Shares
Name of Plan            Under Plans    Options     Stock Bonus     Under Plans
------------            -----------  ------------  -----------  --------------

Incentive Stock
 Option Plan             1,000,000           --          N/A        1,000,000
Non-Qualified Stock
 Option Plan             5,000,000    3,498,000          N/A          435,000
Stock Bonus Plan           150,000          N/A           --          150,000

     The following tables show all options granted and exercised by SDI's officers and directors since the inception of SDI and through February 25, 2009, and the options held by the officers and directors named below. All of the options listed below were granted pursuant to SDI's Non-Qualified Stock Option Plan.

                            Options Granted/Exercised
                            -------------------------

                                                               Shares
                    Grant     Options   Exercise Expiration  Acquired on      Value
Name                 Date   Granted (#)   Price     Date     Exercise (1)  Realized (2)
----                ------  ----------- -------- ----------  ------------  ------------


Sheldon Kales      10/29/05    550,000    $0.10    10/29/11     550,000     $275,000
Sheldon Kales      10/29/05    100,000    $0.25    10/29/11
Boaz Dor           10/29/05    200,000    $0.10    10/29/11     200,000     $100,000
Boaz Dor           10/29/05    100,000    $0.25    10/29/11
Gregory Sullivan   10/29/05    200,000    $0.10    10/29/11     200,000     $100,000
Gregory Sullivan   10/29/05    100,000    $0.25    10/29/11
Rakesh Malhotra     1/07/07    125,000    $1.50    01/07/12
Sheldon Kales      10/12/07    675,000    $1.20    10/12/12
Boaz Dor           10/12/07    300,000    $1.20    10/12/12
Rakesh Malhotra    10/12/07    175,000    $1.20    10/12/12
Gregory Sullivan   10/12/07    175,000    $1.20    10/12/12
Sheldon Kales       1/24/08    108,000    $0.10    01/24/13
Boaz Dor            1/24/08    117,000    $0.10    01/24/13     117,000    $  25,740


(1) The number of shares received upon exercise of options.

(2) With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

                             Shares underlying
                        unexercised options which are:
                        -----------------------------     Exercise    Expiration
    Name                Exercisable      Unexercisable     Price         Date
    ----                -----------      -------------    --------    ----------

    Sheldon Kales         100,000 (1)            --        $0.25       10-29-11
    Boaz Dor              100,000 (1)            --        $0.25       10-29-11
    Gregory Sullivan      100,000 (1)            --        $0.25       10-29-11
    Rakesh Malhotra       125,000                --        $1.50 (2)    1-17-12

    Sheldon Kales         675,000                --        $1.20 (2)   10-12-12
    Boaz Dor              300,000                --        $1.20 (2)   10-12-12
    Rakesh Malhotra       175,000                --        $1.20 (2)   10-12-12
    Gregory Sullivan      175,000                --        $1.20 (2)   10-12-12
    Sheldon Kales         108,000                --        $0.10        1-24-13

(1) These options will expire on the first to occur of the following: (i) the expiration date of the option, (ii) the date the option holder is removed from office for cause, or (iii) the date the option holder resigns as an officer of the Company.
(2) On December 17, 2008, SDI's directors approved the reduction of the exercise price of these options to $0.50 per share.

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI's stock option plans as of November 30, 2008, SDI's most recent fiscal year end. SDI's stock option plans have not been approved by its shareholders.


                                                                      Number of Securities
                                    Number                            Remaining Available
                                 of Securities                        For Future Issuance
                                 to be Issued    Weighted-Average         Under Equity
                                Upon Exercise    Exercise Price of    Compensation Plans,
                                of Outstanding    of Outstanding      Excluding Securities
Plan category                     Options (a)        Options         Reflected in Column (a)
-------------                   --------------   -----------------   -----------------------

Incentive Stock Option Plan                --                --              1,000,000
Non-Qualified Stock Option Plan     3,498,000             $1.26                435,000


Warrants
--------

     In addition to the options described above, SDI has granted warrants to its officers and directors upon the terms shown below.

                                       Shares Issuable
                           Grant        Upon Exercise   Exercise  Expiration
    Name                    Date         of Options       Price       Date
    ----                   -----       ---------------  --------   ------------

    Boaz Dor              9-06-07          17,000         $0.50     5-31-17
    Sheldon Kales        10-05-07         250,000         $0.50    10-05-14
    Gregory Sullivan     10-05-07          50,000         $0.50    10-05-14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table shows the ownership of SDI's common stock as of February 25, 2009 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                     Number
     Name                          of Shares (1)        Percent of Class
     ----                          -------------        ----------------

     Sheldon Kales                   2,540,910               17.6%

     Boaz Dor                        1,020,000                7.1%

     Rakesh Malhotra                        --                  --

     Gregory Sullivan                  400,000                2.8%

     Dror Shachar (2)                1,200,000                8.3%

     All Officers and Directors      3,960,910               27.5%
        as a group (four persons)

(1)  Does not reflect shares issuable upon the exercise of options.

(2)  Dror  Shachar  holds  these  shares  for the  benefit of his  father,  Mark
     Shachar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     The following lists all shares of SDI's common stock which have been issued since its incorporation:


                                                         Consideration
Shareholder                  Date of Sale Shares Issued  Paid for Shares
-----------                  ------------ -------------  ---------------

Sheldon Kales                   3-03-05      2,300,000    Services rendered, valued at $23,000
Sheldon Kales                   3-04-05        200,000    Services rendered, valued at $2,000
Boaz Dor                        3-03-05        900,000    Services rendered, valued at $9,000
Gregory Sullivan                3-03-05         40,000    Services rendered, valued at $400
Gregory Sullivan                3-04-05        200,000    Services rendered, valued at $2,000
Alexander Blaunshtein (1)       3-03-05     1,560,000     Services rendered, valued at $15,600
Consultant                      3-03-05      1,200,000    Services rendered, valued at $12,000
Consultants                     3-04-05        125,000    Services rendered, valued $1,250
Private Investors               4-15-05        397,880    $     99,470
Private Investors              12-31-05        486,000    $     48,600
Private Investors               1-31-06        470,000    $     47,000
Private Investors               3-08-06        286,000    $     50,050
Consultant                      3-08-06         50,000    Services rendered, valued at $8,750
Public Investors              5-06/7-06      2,000,000    $    400,000
Sheldon Kales                     11-06        550,000    $     55,000 (2)
Boaz Dor                          11-06        200,000    $     20,000 (2)
Gregory Sullivan                  11-06        200,000    $     20,000 (2)
Private Investors                 12-06      2,536,170    $  2,536,170
Consultant                      3-12-07         50,000    Services rendered, valued at $155,000
Private Investors             4-07/5-07      2,139,000    $  4,812,750
Boaz Dor                          11-08        117,000    $     11,700 (2)


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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     Schwartz  Levitsky  Feldman,   LLP  ("Schwartz   Levitsky")  audited  SDI's
financial statements for the years ended November 30, 2008 and 2007.

     The following table shows the aggregate fees billed and billable to SDI during the years ended November 30, 2008 and 2007 by Schwartz Levitsky.

                                           2008           2007
                                           ----           ----

Audit Fees                              $15,000        $17,000
Audit-Related Fees                      $ 8,600        $39,900
Financial Information Systems                --             --
Design and Implementation Fees               --             --
Tax Fees                                     --             --
All Other Fees                               --             --

     Audit fees represent amounts billed for professional services rendered for the audit of SDI's annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI's 10-Q reports and reviews of SDI's registration statements on Form SB-2 and Form S-8. Before Schwartz Levitsky was engaged by Security Devices to render audit services, the engagement was approved by Security Device's Directors.

ITEM 15. EXHIBITS
         --------

Exhibit
Number   Description of Exhibit
-------  ----------------------

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

                     YEARS ENDED NOVEMBER 30, 2008 AND 2007

      Together with Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2008 AND 2007
                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS

                                                                        Page No

Report of Independent Registered Public Accounting Firm                      1

Balance Sheets as at November 30, 2008 and November 30, 2007                 2

Statements of Operations and Comprehensive loss for the years ended
 November 30, 2008 and November 30, 2007 and the period from
 inception (March 1, 2005) to November 30, 2008                              3

Statements of Cash Flows for the years ended November 30, 2008 and
 November 30, 2007 and the period from inception (March 1, 2005) to
 November 30, 2008                                                           4

Statements of Stockholders' Equity for the years ended November 30, 2008 and November 30, 2007 and the period from inception (March 1, 2005) to
 November 30, 2008                                                           5

Notes to Financial Statements                                             6-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


       To the Board of Directors and Stockholders of Security Devices International, Inc.
       (A Development Stage Enterprise)


       We have audited the accompanying balance sheets of Security Devices International, Inc. (the "Company") as at November 30, 2008 and 2007 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity for the years ended November 30, 2008 and 2007 and the period from inception (March 1, 2005) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal controls over financial reporting. Accordingly, we express no such opinion.


       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended November 30, 2008 and 2007 and the period from inception (March 1, 2005) to November 30, 2008 in accordance with generally accepted accounting principles in the United States of America.


                                                   Schwartz Levitsky Feldman LLP
       Toronto, Ontario, Canada                            Chartered Accountants
       February 18, 2009                             Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2008 and 2007
(Amounts expressed in US Dollars)


                                                         2008           2007
                                ASSETS                     $              $

CURRENT
   Cash and cash equivalents                          2,167,699       5,293,176
   Prepaid expenses and other                            45,984          36,788
                                                    ------------    ------------

Total Current Assets                                  2,213,683       5,329,964
Plant and Equipment, net (Note 9)                        25,450          23,960
                                                    ------------    ------------
TOTAL ASSETS                                          2,239,133       5,353,924
                                                    ------------    ------------

                                   LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)       219,081         174,842
                                                    ------------    ------------
Total Current Liabilities                               219,081         174,842
                                                    ------------    ------------
Related Party Transactions (Note 8)
Commitments (Note 11)
                              STOCKHOLDERS' EQUITY


Capital Stock (Note 5)                                   14,447          14,330
Additional Paid-In Capital                           13,084,826      11,842,187
Deficit Accumulated During the Development Stage    (11,079,221)     (6,677,435)
                                                    ------------    ------------

Total Stockholders' Equity                            2,020,052       5,179,082
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            2,239,133       5,353,924
                                                    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2008 and 2007 and the Period from Inception (March 1, 2005) to November 30, 2008
(Amounts expressed in US Dollars)

                                        Cumulative
                                      since inception     2008         2007
                                      ---------------     ----         ----
EXPENSES:

  Research and Product Development   $  4,515,043   $  2,632,548  $  1,344,195
  Amortization                             11,249          8,652         2,597
  General and administration            6,817,710      1,834,237     3,672,275
                                     -------------  ------------- -------------

TOTAL OPERATING EXPENSES               11,344,002      4,475,437     5,019,067
                                     -------------  ------------- -------------

LOSS FROM OPERATIONS                  (11,344,002)    (4,475,437)   (5,019,067)

  Other Income-Interest                   264,781         73,651       191,130
                                     -------------  ------------- -------------
LOSS BEFORE INCOME TAXES              (11,079,221)    (4,401,786)   (4,827,937)

   Income taxes (Note 10)                       -              -             -
                                     -------------  ------------- -------------

NET LOSS AND COMPREHENSIVE LOSS      $(11,079,221)   $(4,401,786) $(4,827,937)
                                     -------------  ------------- -------------

  Loss per share - basic and diluted $      (0.31)   $    (0. 35)
                                     -------------  -------------

  Weighted average common shares
    outstanding                      $ 14,335,179    $13,815,317
                                     -------------  -------------


   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Years Ended November 30, 2008 and 2007 and the Period from Inception (March 1, 2005) to
November 30, 2008
(Amounts expressed in US Dollars)


                                                Cumulative
                                              since inception       2008          2007
                                              ---------------       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                 $(11,079,221)  $ (4,401,786)  $ (4,827,937)
   Items not requiring an outlay of cash:
     Issue of shares for professional services      154,000              -         80,000
     Stock based compensation (included in
      general and administration expenses)        4,727,429      1,231,056      2,446,433
     Compensation expense for warrants issued
      (included in general and administration
      expenses)                                     357,094              -        357,094
     Loss on cancellation of common stock            34,400              -         34,400
     Amortization                                    11,249          8,652          2,597
     Changes in non-cash working capital:
     Prepaid expenses and other                     (45,984)        (9,196)       (32,336)
     Accounts payable and accrued liabilities       219,081         44,239         70,831
                                              -------------- -------------- --------------
NET CASH USED IN OPERATING ACTIVITIES            (5,621,952)    (3,127,035)    (1,868,918)
                                              -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of Plant and Equipment          (36,699)       (10,142)       (26,557)
                                              -------------- -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES               (36,699)       (10,142)       (26,557)
                                              -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans/ (Repayments) from directors/shareholders         -              -         (4,227)
  Net Proceeds from issuance of common shares     7,769,650              -      5,779,045
  Cancellation of common stock                      (50,000)             -        (50,000)
  Exercise of stock options                         106,700         11,700              -
                                              -------------- -------------- --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         7,826,350         11,700      5,724,818
                                              -------------- -------------- --------------
 NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FOR THE PERIOD                    2,167,699     (3,125,477)     3,829,343
   Cash and cash equivalents, beginning
    of period                                             -      5,293,176      1,463,833
                                              -------------- -------------- --------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD       2,167,699      2,167,699      5,293,176
                                              ============== ============== ==============
   INCOME TAXES PAID                                      -              -              -
                                              ============== ============== ==============
   INTEREST PAID                                          -              -              -
                                              ============== ============== ==============


   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the years ended November 30, 2008 and 2007 and the period from inception (March 1, 2005) to November 30, 2008.
(Amounts expressed in US Dollars)


                                   Number of     Common    Additional
                                    Common       Shares     Paid-in      Deficit
                                    Shares       amount     Capital    Accumulated     Total
                                   ---------     -------   ----------  -----------     -----


Balance as of March 1, 2005        $       -           -   $       -    $       -   $       -

Issuance of Common shares
 for professional services         6,525,000       6,525      58,725            -      65,250
Issuance of common shares
 for cash                            397,880         398      99,072            -      99,470
  Net loss for the period                  -           -           -     (188,699)   (188,699)
                                  ----------- ----------- -----------  ----------- -----------

Balance as of November 30, 2005    6,922,880       6,923     157,797     (188,699)    (23,979)

Issuance of common shares
 for cash                            956,000         956      94,644            -      95,600

Issuance of common shares
 for cash                            286,000         286      49,764            -      50,050

Issuance of common shares
 to consultant for services           50,000          50       8,700            -       8,750
Issuance of common shares
 for cash                          2,000,000       2,000     398,000            -     400,000
Exercise of stock options            950,000         950      94,050            -      95,000
Issuance of common shares
 for cash (net of agent
 commission)                         200,000         200     179,785            -     179,985
Stock subscriptions received                               1,165,500            -   1,165,500
Stock based compensation                   -           -   1,049,940            -   1,049,940
  Net loss for the year                    -           -           -   (1,660,799) (1,660,799)
                                  ----------- ----------- -----------  ----------- -----------

Balance as of November 30, 200   611,364,880      11,365   3,198,180   (1,849,498)  1,360,047

Issuance of common shares for
 stock subscriptions received
 in prior year                     1,165,500       1,165      (1,165)           -           -
Issuance of common shares
 for cash                          1,170,670       1,171   1,169,499                1,170,670
Issuance of common shares
 for cash and services                50,000          50     154,950                  155,000
Issuance of common shares
 for cash (net of expenses)        2,139,000       2,139   4,531,236                4,533,375
Cancellation of stock             (1,560,000)     (1,560)    (14,040)                 (15,600)
Stock based compensation                                   2,446,433                2,446,433
Issue of warrants                                            357,094                  357,094
  Net loss for the year
   ended November 30, 2007                 -           -           -   (4,827,937) (4,827,937)
                                  ----------- ----------- -----------  ----------- -----------

Balance as of November 30, 2007   14,330,050      14,330  11,842,187   (6,677,435)  5,179,082

Exercise of stock options            117,000         117      11,583                   11,700
Stock based compensation                   -           -   1,231,056            -   1,231,056
Net loss for the period                    -           -           -   (4,401,786) (4,401,786)
                                  ----------- ----------- -----------  ----------- -----------
Balance as of November 30, 2008  $14,447,050  $   14,447  $13,084,826 $(11,079,221) $2,020,052
                                  ----------- ----------- -----------  ----------- -----------


   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


1. BASIS OF PRESENTATION

The financial statements which include the accounts of Security Devices International Inc. (the "Company") were prepared in accordance with US GAAP. The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

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

The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 4,401,786 during the year ended November 30, 2008 which includes a non-cash stock based compensation cost of $1,231,056 . At November 30, 2008, the Company had an accumulated deficit during the development stage of $11,079,221 which includes a non- cash stock based compensation expense of $4,727,429. The Company has funded operations through the issuance of capital stock. During the first quarter of 2007, the company raised $1,170,670 through issue of common stock. During the second quarter of 2007, the Company raised an additional $4,688,375 (net of expenses of $279,375) through the issue of Common stock. Further, during the last quarter of 2008, the Company received $11,700 due to the exercise of stock options.

The Company has a working capital of $ 1,994,602 and stockholders' equity of 2,020,052 as at November 30, 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculation of stock based compensation and estimating the useful life of its plant and equipment.

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

Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current period. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted. Due to valuation allowance for deferred tax assets, no deferred tax benefits or expenses were recorded for the years ended November 30, 2008 and 2007.

c) Revenue Recognition

The Company's revenue recognition policies are expected to follow common practice in the manufacturing industry.

d) Loss per Share

The Company has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

and warrants for each year. There were no common equivalent shares outstanding at November 30, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2008, there were 3,768,000 options and 423,950 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2007, there were 2,890,000 options and 423,950 warrants outstanding, which were convertible into equal number of common shares of the Company.

e) Fair Values

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", includes cash and accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

o) Plant and Equipment

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


p) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the fiscal years beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of APB 14-1 will not have an impact on the results of operations or financial position of the Company.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                   2008           2007
                                                   -----          ----
   Accounts payable and accrued liabilities are comprised of the following:

         Trade payables                       $     2,950     $   17,973
         Accrued liabilities                      216,131        156,869
                                               ----------     ----------
                                                $ 219,081      $ 174,842
                                                ---------      ---------

Accrued liabilities relate primarily to research and development and legal and accounting expenses.

5. CAPITAL STOCK

      a) Authorized

      50,000,000 Common shares, $0.001 par value

      And

      5,000,000 Preferred shares, $0.001 par value

The Company's Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


5. CAPITAL STOCK (Cont'd)

dividend rights which would have priority over any dividends paid with respect to the holders of SDI's common stock.

   b) Issued

      14,447,050 Common shares (2007: 14,330,050 Common shares)

   c) Changes to Issued Share Capital

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


5. CAPITAL STOCK (Cont'd)

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

Year ended November 30, 2008
----------------------------

The Company received $11,700 and issued 117,000 common shares on exercise of stock options by a director of the Company.

6. STOCK BASED COMPENSATION

Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same line as cash compensation paid.

Effective October 31, 2006 the Company adopted the following stock option and stock bonus plans.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


6. STOCK BASED COMPENSATION (cont'd)

Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2008.

Non-Qualified Stock Option Plan. SDI's Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available under this plan from 2,250,000 to 4,500,000 effective October 10, 2007. The Company further amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on April 10, 2008.

Stock Bonus Plan. SDI's Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2008.

Year ended November 30, 2007
----------------------------

Effective January 7, 2007 the company granted stock options to one officer to acquire 125,000 common shares under its Non-Qualified Stock Option Plan. The exercise price for the options was set at $1.50 per share. These options vested immediately and expire on January 17, 2012. The stock based compensation cost of $204,986 has been expensed to general and administration.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


6. STOCK BASED COMPENSATION (cont'd)

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

Effective October 25, 2007, the board of directors granted under its Non-Qualified Stock Option Plan, options to a consultant to acquire 150,000 common shares. The exercise price was set at $1.20 per share. These options vest immediately and have an expiry date of January 31, 2010. Stock based compensation cost of $104,874 has been expensed to general and administration expense. The contract with the consultant was subsequently amended on April 10, 2008 whereby these options were reduced to 120,000 options exercisable at $1.20 per share and expire January 31, 2010. The company and the consultant agreed that no further options would be issued by the company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


6. STOCK BASED COMPENSATION (cont'd)

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The expected term calculation is based upon the expected term the option is to be held, which is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on immediate vesting of options.

For the year ended November 30, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


 Date of grant                         7-Jan      23-Apr       12-Oct      25-Oct
                                        2007       2007         2007        2007       Total
                                    --------------------------------------------------------

 Risk free interest rate               3.50%        4.25%          5%          5%
 Volatility factor                   122.84%      106.04%      98.76%     102.37%
 Expected dividends                       0%           0%          0%          0%
 Forfeiture rate                          0%           0%          0%          0%
 Expected life                       5 years      5 years     5 years   2.3 years
 Exercise price                        $1.50   $2.75-3.60       $1.20       $1.20
 Total number of options granted     125,000      340,000   1,575,000     150,000    2,190,000
 Grant date fair value of options      $1.64        $1.96       $0.91       $0.70
 Weighted  average  grant date fair
 value of  options  granted  during
 the year
 Market price of  Company's  common
 stock on date of grant                $1.90        $2.65       $1.20       $1.20        $1.10





SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


6. STOCK BASED COMPENSATION (cont'd)

Stock-based compensation
cost expensed during the
year ended November 30, 2007        $204,986     $700,298  $1,436,275    $104,874   $2,446,433

Unexpended Stock -based
compensation cost deferred
over the vesting period                 $nil         $nil        $nil        $nil         $nil

Year ended November 30, 2008
----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


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


Date of grant                            January 24,     April 11,       May 21,
                                            2008           2008           2008           Total
                                         -----------    -----------    -----------    -----------

Risk free rate                                   5%             5%             5%
Volatility factor                           101.27%         97.80%        100.15%
Expected dividends                               0%             0%             0%
Forfeiture rate                                  0%             0%             0%
Expected life                              5 years        5 years        2 years
Exercise price                              $ 0.10        $  1.50        $  2.25
Total number of options granted            225,000        750,000         50,000       1,025,000

Grant date fair value of options            $ 1.44        $  1.13        $  1.12
Weighted average grant date fair value
 of options granted during the year                                                      $  1.20
Market price of Company's common
 stock on date of grant                    $  1.50        $  1.50        $  2.12

Stock-based compensation cost
 expensed during the year ended
 November 30, 2008 and credited
 to Additional Paid in Capital            $324,891       $850,067        $56,098      $1,231,056

Unexpended Stock-based
 compensation cost deferred
 over the vesting period                  $    nil       $    nil       $    nil      $      nil


SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


6. STOCK BASED COMPENSATION (Cont'd)

As of November 30, 2008 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan:

                                                      Number of shares
                                                 -------------------------
                                                 2008                 2007
                                                 ----                 ----

      Outstanding, beginning of year          2,890,000              700,000
      Granted                                 1,025,000            2,190,000
      Expired                                         -                    -
      Exercised                               (117,000)
      Cancelled                                (30,000)                    -
                                            -----------           -----------
      Outstanding, end of year               3,768,000             2,890,000
                                            -----------           -----------
        Exercisable, end of year             3,768,000             2,890,000
                                            -----------           -----------


      Number of shares               Option price
      Expiry date                      per share         2008           2007
      -----------                    ------------        ----           ----

      January 31, 2010                  $1.20          120,000        150,000
      May 21, 2010                      $2.25           50,000             --
      October 29, 2011                  $0.25          300,000        300,000
      October 29, 2011                  $0.50          300,000        300,000
      November 14, 2011                 $1.00          100,000        100,000
      January 7, 2012                   $1.50          125,000        125,000
      January 29, 2012                  $3.60           40,000         40,000
      April 23, 2012                    $2.75          300,000        300,000
      October 12, 2012                  $1.20        1,575,000      1,575,000
      January 24, 2013                  $0.10          108,000             --
      April 11, 2013                    $1.50          750,000             --
                                                   ------------   ------------
                 TOTAL                               3,768,000      2,890,000
                                                   ------------   ------------
      Weighted average exercise price :
         Options outstanding at end of year         $1.27        1.22
         Options granted during the year            $1.23        1.47
         Options exercised during the year          $0.10           -
         Options cancelled during the year          $1.20           -

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


The weighted average remaining contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:

                                                        2008        2007
                                                       -------     -------
                                                       (Years)     (Years)

      Total outstanding options                          3.7         4.4
      Total exercisable options                          3.7         4.4

7. STOCK PURCHASE WARRANTS

Year ended November 30, 2007
----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


7. STOCK PURCHASE WARRANTS (cont'd)

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

Year ended November 30, 2008
----------------------------

The Company did not issue any warrants during the year ended November 30, 2008

                                            Number of
                                             Warrants      Exercise      Expiry
                                             Granted        Prices        Date
                                            ---------      --------      -------

   Outstanding at November 30, 2006 and
            average exercise price                  -            -             -
   Granted in year 2007                        17,000          0.5     5/31/2017
   Granted in year 2007                       250,000          0.5     10/5/2014
   Granted in year 2007                        50,000          0.5     10/5/2014
   Granted in year 2007                       106,950         2.81     4/25/2009
   Exercised                                       -            -
   Forfeited                                       -            -
   Cancelled                                       -            -
   Outstanding at November 30, 2007          423,950         1.08
    and weighted average exercise price
   Weighted average exercise price of
    options granted during the year 2007                     1.08
   Granted in year 2008                            -            -
   Exercised                                       -            -
   Forfeited                                       -            -
   Cancelled                                       -            -
                                           ----------   ----------
   Outstanding at November 30, 2008 and
    weighted average exercise price          423,950         1.08
                                           ----------   ----------

   Exercisable at November 30, 2008          423,950
   Exercisable at November 30, 2007          423,950

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


7. STOCK PURCHASE WARRANTS (cont'd)

The weighted average remaining contractual term of the total outstanding, and the total exercisable warrants were as follows:

                                                            2008       2007
                                                          --------   --------
                                                           (Years)    (Years)

      Total outstanding options                               4.7        5.7
      Total exercisable options                               4.7        5.7

8. RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        During the years ended November 30, 2008 and 2007, no director was paid any compensation in cash. All out of pocket expenses of directors/promoters were expensed. During the year ended November 30, 2008 and November 30, 2007, the Directors were issued stock options and warrants (Refer to note 6 and 7).

Year ended November 30, 2007
----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


8. RELATED PARTY TRANSACTIONS-Cont'd

All of the above options vest immediately and have an expiry date of October 12, 2012. Stock based compensation cost of $1,208,295 has been expensed to general and administration expense.

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

A Director has charged the Company a total amount of $1,500 for providing office space during the year.

A company controlled by a 13.7% (as of November 30, 2006) shareholder, who is also the son of a director (since resigned) was paid $16,000 during the year ended November 30, 2007 for research and development.

The Company expensed $ 24,300 being cost for services rendered by the CFO for the year ended November 30, 2007.

Year ended November 30, 2008
----------------------------

Effective January 24, 2008 the board of directors granted the following options under its Non-Qualified Stock Option Plan:

     3. Options to one director to acquire 108,000 common shares. The exercise price was set at $0.10 per share.

     4. Options to one director to acquire 117,000 common shares. The exercise price was set at $0.10 per share.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


All of the above options vest immediately and have an expiry date of January 24, 2013. Stock based compensation cost of $324,891 has been expensed to general and administration expense.

A Director has charged the Company a total amount of $6,000 for providing office space during the year ended November 30, 2008.

The Company expensed $ 20,850 being cost for services rendered by the CFO for the year ended November 30, 2008.

9. PLANT AND EQUIPMENT, NET

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method

                Furniture and Fixtures      30%   declining balance method

                                     Nov 30,2008             Nov 30, 2007
                                           Accumulated             Accumulated
                                  Cost    Amortization    Cost    Amortization
                                   $            $           $           $
                                  --------------------------------------------

        Computer equipment       22,958       8,102       18,387       2,597
        Furniture and fixtures   13,741       3,147        8,170           -
                                 ------       -----       ------
                                 36,699      11,249       26,557       2,597
                                 ------      ------       -------     ------

             Net carrying amount      $25,450                  $23,960
                                      -------                  -------

         Amortization expense         $ 8,652                  $ 2,597
                                      -------                  -------

10. INCOME TAXES

        The Company has certain non-capital losses of approximately $5,700,710 (2007: $2,823,968) available, which can be applied against future taxable income and which expire as follows:

        2025 $   188,494
        2026 $   609,991
        2027 $ 1,731,495
        2028 $ 3,170,730
             $ 5,700,710

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


     Reconciliation of statutory tax rate to the effective income tax rate is as follows:

        Federal statutory income tax rate                          (34.0) %
                                                                   --------
        Deferred tax asset valuation allowance                     (34.0) %
                                                                   --------
        Effective rate                                              (0.0) %

10. INCOME TAXES-Cont'd

     Deferred tax asset components as of November 30, 2008 and 2007 are as follows:

                                                              2008       2007
           Operating losses available to offset future
               income-taxes                              $5,700,710  $2,529,980
                                                         ----------  ----------

           Expected Income tax recovery at statutory
               rate of 34.0%                            ($1,938,241)  ($860,193)
           Valuation Allowance                           $1,938,241    $860,193
                                                        -----------  ----------
           Net deferred tax assets                                -           -
                                                        -----------  ----------

As the company is in the development stage and has not yet earned any revenue, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2008 and 2007.

11. COMMITMENTS

The company has commitments for leasing office premises in Toronto,Ontario, Canada to November 30, 2010. The annual commitments, excluding proportionate realty and maintenance costs and taxes are as follows:

        Year ended November 30,
        2009    $ 9,812
        2010    $ 9,812
                -------
                $19,624

12. SEGMENT DISCLOSURES

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research and product development for its wireless electric ammunition. All assets of the business are located in Canada.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2008 and 2007
(Amounts expressed in US Dollars)


13. SUBSEQUENT EVENTS

On December 17, 2008, the Company approved the reduction of the exercise price of 2,940,000 outstanding options which had earlier been issued at prices ranging from $1.00 to $3.60 to a new option price of $0.50 per share, with all other terms of the original grant remaining the same. The Company will expense this additional non-cash stock based compensation expense relating to this modification for $ 114,688 in the first quarter of 2009.

On February 4, 2009 the Company's directors approved consulting agreements with three of the Company's officers. The consulting agreements, which are effective retroactive to January 1, 2009, provide that the officers will consult with the Company in the areas of corporate operations and product development. The terms of the consulting agreements are shown below. The consulting agreements terminate on December 31, 2009.

                                                Monthly
                               Monthly         Automobile
        Name of Officer     Consulting Fee     Allowance
        ---------------     --------------     ----------

        Sheldon Kales          $10,000           $1,500
        Boaz Dor               $ 6,250           $1,000
        Greg Sullivan          $ 3,125           $1,000

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20 day of February 2009.

                                  SECURITY DEVICES INTERNATIONAL INC.


February 20, 2009                     By   /s/ Sheldon Kales
                                           ------------------------------------
                                           Sheldon Kales, President and Chief
                                           Executive Officer


February 27, 2009                     By   /s/ Rakesh Malhotra
                                           ------------------------------------
                                           Rakesh Malhotra, Principal Financial
                                           and Accounting Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date
                                     -----                    ----
/s/ Sheoldon Kales
-------------------------
Sheldon Kales                       Director             February 20, 2009


/s/ Boaz Dor
-------------------------
Boaz Dor                            Director             February 20, 2009


/s/ Gregory Sullivan
-------------------------
Gregory Sullivan                    Director             February 20, 2009

                      SECURITY DEVICES INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K


                                    EXHIBITS