Form 10-Q
period 2009-02-28
Security Devices International Inc.
filed 2009-04-09
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended February 28, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                      Security Devices International, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         Applied For
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                           2171 Avenue Rd., Suite 103
                         Toronto, Ontario Canada M5M 4B4
            -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (416) 787-1871

                                       N/A
     ----------------------------------------------------------------------
                     Former name, former address, and former
                    fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]                      Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes [  ]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,447,050 shares outstanding as of April 6, 2009.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                         Page No

Interim Balance Sheets as at February 28, 2009 and November 30, 2008          1

Interim Statement of Operations for the three months ended
February 28, 2009 and February 29, 2008                                       2

Interim Statement of Cash Flows for the three months ended
February 28, 2009 and February 29, 2008                                       3

Interim Statements of changes in Stockholders' Equity for the three months ended February 28, 2009 and for the period from
inception (March 1, 2005) to November 30, 2008                                4

Condensed Notes to Interim Financial Statements                             5-8

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2009 and November 30, 2008
(Amounts expressed in US Dollars)

                                                      February 28,  November 30,
                                                           2009        2008
                                                       (unaudited)   (audited)
                                     ASSETS                 $            $
CURRENT
   Cash and cash equivalents                           1,520,349     2,167,699
   Prepaid expenses and other                             35,079        45,984
                                                    ------------- -------------
Total Current Assets                                   1,555,428     2,213,683
Plant and Equipment, net (Note 4)                         26,914        25,450
                                                    ------------- -------------
TOTAL ASSETS                                           1,582,342     2,239,133
                                                    ------------- -------------
                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              256,180       219,081
                                                    ------------- -------------
Total Current Liabilities                                256,180       219,081
                                                    ------------- -------------
Related Party Transactions (note 7)

Commitments (note 8)

                              STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                    14,447        14,447
Additional Paid-In Capital                            13,199,514    13,084,826
Deficit Accumulated During the Development Stage     (11,887,799)  (11,079,221)
                                                    ------------- -------------
Total Stockholders' Equity                             1,326,162     2,020,052
                                                    ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             1,582,342     2,239,133
                                                    ------------- -------------

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended February 28, 2009 and February 29, 2008 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                       For the       For the
                                                       quarter       quarter
                                       Cumulative       ended         ended
                                     since inception  February 28,  February 29,
                                     (March 1, 2005)     2009          2008
                                             $             $             $

     OPERATING EXPENSES:

     Research and Product
      Development Cost                 5,051,436        536,393        562,009
     Amortization                         13,227          1,978          1,937
     General and Administration        7,090,971        273,261        448,187
                                    -------------  -------------  -------------
     TOTAL OPERATING EXPENSES         12,155,634        811,632      1,012,133
                                    -------------  -------------  -------------

     LOSS FROM OPERATIONS            (12,155,634)      (811,632)    (1,012,133)

        Other Income-Interest            267,835          3,054         28,216
                                    -------------  -------------  -------------
     LOSS BEFORE INCOME TAXES        (11,887,799)      (808,578)      (983,917)

     Income taxes                              -              -              -
                                    -------------  -------------  -------------
     NET LOSS                        (11,887,799)      (808,578)      (983,917)
                                    -------------  -------------  -------------
     Loss per share - basic
      and diluted                                         (0.06)         (0.07)
                                                   -------------  -------------
     Weighted average common
      shares outstanding                             14,447,050     14,330,050
                                                   -------------  -------------

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Three Months Ended February 28, 2009 and February 29, 2008 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                       For the       For the
                                                       quarter       quarter
                                       Cumulative       ended         ended
                                     since inception  February 28,  February 29,
                                     (March 1, 2005)     2009          2008
                                             $             $             $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period             (11,887,799)      (808,578)      (983,917)
  Items not requiring an outlay of cash:
   Issue of shares for professional
    services                             154,000              -              -
   Stock based compensation (included
    in general and administration
    expenses)                          4,842,117        114,688        324,891
   Compensation expense for warrants
    issued
   (Included in general and
    administration expenses)             357,094              -              -
   Loss on cancellation of
    common stock                          34,400              -              -
   Amortization                           13,227          1,978          1,937
   Changes in non-cash working capital:
   Prepaid expenses and other            (35,079)        10,905         15,885
   Accounts payable and accrued
    liabilities                          256,180         37,099        116,356
                                    -------------  -------------  -------------
NET CASH USED IN OPERATING
 ACTIVITIES                           (6,265,860)      (643,908)      (524,848)
                                    -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment     (40,141)        (3,442)        (2,792)
                                    -------------  -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES    (40,141)        (3,442)        (2,792)
                                    -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common shares                      7,769,650              -              -
  Cancellation of common stock           (50,000)             -              -
  Exercise of stock options              106,700              -              -
                                    -------------  -------------  -------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                            7,826,350              -              -
                                    -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS FOR THE
 PERIOD                                1,520,349       (647,350)      (527,640)
  Cash and cash equivalents,
   beginning of period                         -      2,167,699      5,293,175
                                    -------------  -------------  -------------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD                             1,520,349      1,520,349      4,765,535
                                    =============  =============  =============
INCOME TAXES PAID                              -              -              -
                                    =============  =============  =============
INTEREST PAID                                  -              -              -
                                    =============  =============  =============


The accompanying condensed notes are an integral part of these interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Three months ended February 28, 2009 and for Period from Inception (March 1,
2005) to November 30, 2008.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


                                 Number of     Common     Additional
                                  Common       Shares       Paid-in       Deficit
                                  Shares       amount       Capital      accumulated    Total
                                 ---------     ------     ----------     -----------    -----
                                                  $           $               $            $

Balance as of March 1, 2005             -            -            -             -            -
Issuance of Common shares
 for professional services      6,525,000        6,525       58,725             -       65,250
Issuance of common shares
 for cash                         397,880          398       99,072                     99,470
  Net loss for the period               -            -            -      (188,699)    (188,699)
                              ------------  -----------   ----------    ----------   ----------
Balance as of
  November 30, 2005
 (audited)                      6,922,880        6,923      157,797      (188,699)     (23,979)

Issuance of common shares
 for cash                         956,000          956       94,644             -       95,600

Issuance of common shares
 for cash                         286,000          286       49,764             -       50,050
Issuance of common shares
 to consultant for services        50,000           50        8,700             -        8,750
Issuance of common shares
 for cash                       2,000,000        2,000      398,000             -      400,000
Exercise of stock options         950,000          950       94,050             -       95,000
Issuance of common shares
 for cash (net of agent
 commission)                      200,000          200      179,785             -      179,985
Stock subscriptions
 received                                    1,165,500            -     1,165,500
Stock based compensation                -            -    1,049,940             -    1,049,940
  Net loss for the year                 -            -            -    (1,660,799)  (1,660,799)
                              ------------  -----------   ----------    ----------   ----------
Balance as of
 November 30, 2006
 (audited)                     11,364,880       11,365     3,198,180   (1,849,498)   1,360,047

Issuance of common shares
for stock
Subscriptions received in
 prior year                     1,165,500        1,165       (1,165)           -             -

Issuance of common shares
 for cash                       1,170,670        1,171    1,169,499                  1,170,670
Issuance of common shares
 for cash and services             50,000           50      154,950                    155,000
Issuance of common shares
 for cash (net of expenses)     2,139,000        2,139    4,531,236                  4,533,375
Cancellation of stock          (1,560,000)      (1,560)     (14,040)                   (15,600)
Stock based compensation                                  2,446,433                  2,446,433
Issue of warrants                                           357,094                    357,094
 Net loss for the year
 ended November 30, 2007                -            -            -    (4,827,937)  (4,827,937)
                              ------------  -----------   ----------    ----------   ----------
Balance as of
 November 30, 2007
 (audited)                    14,330,050        14,330   11,842,187    (6,677,435)   5,179,082
Exercise of stock options        117,000           117       11,583                     11,700
Stock based compensation               -             -    1,231,056             -    1,231,056
Net loss for the period                -             -            -    (4,401,786)  (4,401,786)
Balance as of
 November 30, 2008
 (audited)                    14,447,050        14,447   13,084,826   (11,079,221)   2,020,052
Stock based compensation               -             -      114,688             -      114,688
Net loss for the period                -             -            -      (808,578)    (808,578)
Balance as of
February 28, 2009 (unaudited) 14,447,050        14,447   13,199,514   (11,887,799)   1,326,162
                              ------------  -----------   ----------    ----------   ----------

The accompanying notes are an integral part of these interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended November 30, 2009. Interim financial statements should be read in conjunction with the company's annual audited financial statements for the year ended November 30, 2008.

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

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 808,578 during the three month period ended February 28, 2009. At February 28, 2009, the Company had an accumulated deficit during the development stage of $11,887,799 which includes a non- cash stock based compensation expense of $4,842,117. During the first quarter of 2007, the company raised $1,170,670 through issue of common stock. During the second quarter of 2007, the Company raised an additional $4,688,375 (net of expenses of $279,375) through the issue of Common stock. Further, during the last quarter of 2008, the Company received $11,700 due to the exercise of stock options. The Company did not raise any funds during the three months ended February 28, 2009.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     2. NATURE OF OPERATIONS - Cont'd

        The Company has a working capital of $ 1,299,248 and stockholders' equity of 1,326,162 as at February 28, 2009. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.

     3. RESEARCH AND PRODUCT DEVELOPMENT

         Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

      4. PLANT AND EQUIPMENT, NET

        Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method
                Furniture and Fixtures      30%   declining balance method

                              Feb 28, 2009                        Nov 30, 2008
                                           Accumulated             Accumulated
                                  Cost    Amortization    Cost     Amortization
                              $                 $           $           $
                     ---------------------------------------------------------

        Computer equipment      25,750         9,286     22,958        8,102
        Furniture and fixtures  14,391         3,941     13,741        3,147
                                ------         -----     ------        -----
                                40,141        13,227     36,699       11,249
                                ------        ------     ------       ------

        Net carrying amount           $26,914                  $25,450
                                      -------                  -------

     5. CAPITAL STOCK

        a) Authorized

            50,000,000 Common shares, $0.001 par value

          And

            5,000,000 Preferred shares, $0.001 par value

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     5. CAPITAL STOCK - Cont'd

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

        c)  Changes to Issued Share Capital

        Year ended November 30, 2008
        ----------------------------

        The Company received $11,700 and issued 117,000 common shares on exercise of stock options by a director of the Company.

        Three month period ended February 28, 2009
        ------------------------------------------

        The Company did not issue any common shares during the three month period ended February 28, 2009.

     6. STOCK BASED COMPENSATION

        Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same lines as cash compensation paid.

        On December 17, 2008, the Company approved the reduction of the exercise price of 2,940,000 outstanding options which had earlier been issued at prices ranging from $1.00 to $3.60 to a new option price of $0.50 per share, with all other terms of the original grant remaining the same. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $114,688. This reduction in exercise price relates to a total of 1,150,000 options in total issued to the Company's three directors; 300,000 options in total issued to the Company's officer and the balance total of 1,490,000 unexercised options issued in the past to various consultants.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     6. STOCK BASED COMPENSATION - Cont'd

        For the three month period ended February 28, 2009, the Company has recognized in the financial statements, additional stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

        Risk free rate 2.95% Expected dividends 0% Forfeiture rate 0% Exercise price $0.50 Increase in fair value due to reduction in exercise price of options $0.03-$0.09 Market price of Company's common stock on date of reduction in exercise price $0.32 Stock-based compensation cost expensed $114,688 Unexpended stock-based compensation deferred over to next period$Nil

        As of February 28, 2008 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

     7. RELATED PARTY TRANSACTIONS

     a) A Company Director has charged the Company a total amount of $1,500 for providing office space during the quarter ended February 29, 2008.

     b) The directors were compensated from January 1, 2009 as per their consulting agreements with the Company. One director was paid $20,000 as consulting fee and $3,000 as automobile allowance; one director was paid $12,500 as consulting fee and $2,000 as automobile allowance; one director was paid $6,250 as consulting fee and $2,000 as automobile allowance.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     7. RELATED PARTY TRANSACTIONS-Cont'd

     c) On December 17, 2008 the board of directors approved the reduction in the exercise price of the following options under its Non-Qualified Stock Option Plan:

          1. Reduction in the exercise price of the options already issued to three directors to acquire 1,150,000 common shares from exercise price of $1.20 to a new exercise price of $0.50 per share.

          2. Reduction in the exercise price of the options already issued to an officer to acquire 125,000 common shares from exercise price of $1.25 to a new exercise price of $0.50 per share and reduction in the exercise price to acquire 175,000 common shares from $1.20 to a new exercise price of $0.50 per share.

        Stock based compensation cost relating to the reduction in the exercise price of the options issued to directors and officers, as above, amounting to $46,660 has been expensed to general and administration expense.

     8. COMMITMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Securities Devices International, Inc. was incorporated on March 1, 2005 and as of March 31, 2009 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      During the year ended November 30, 2008, and the three months ended February 28, 2009, substantially all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the three months ended February 28, 2009:

     o general and administrative expenses decreased primarily due to a decline in stock based compensation. General and administrative expenses included charges of $114,688, which did not require the use of cash, associated with lowering the exercise price of certain options granted to SDI's officers, directors and consultants.

     o Research and Product Development expenses were approximately the same as those incurred during the three months ended February 29, 2008.

      During the period from inception (March 1, 2005) through February 28, 2009 SDI's operations used $(6,265,860) in cash. During this period SDI:

     o    purchased $40,141 of equipment;
     o    raised $7,719,650 from the sale of shares of its common stock; and
     o raised $106,700 from three of its officers and directors upon the exercise of options to purchase 1,067,000 shares of common stock.

      As of February 28, 2009 SDI had:

     o    completed the tooling and moulds for the 40MM LEKTROX;
     o    developed a fully operational Long Range LEKTROX prototype  (37-38MM);
          and
     o    developed a fully operational Long Range LEKTROX prototype (40MM).

      During the year ending November 30, 2009 SDI plans to complete the tooling and moulds for the 37-38MM LEKTROX.

      SDI anticipates that its capital requirements for the twelve-month period ending November 30, 2009 will be:

      Research and Development                  $  1,900,000
      General and Administrative Expenses            450,000
                                              --------------
           Total                                $  2,350,000
                                                ============

      SDI does not anticipate that it will need to hire any employees prior to November 30, 2009. SDI expects that it will need to raise approximately $1,000,000 in additional capital prior to December 31, 2009.

      Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of February 28, 2009.

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Item 4.  Controls and Procedures.

      (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2009, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II
Item 6.  Exhibits

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Sheldon Kales.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Sheldon Kales and Rakesh Malhotra.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SECURITY DEVICES INTERNATIONAL, INC.

Date:  April 7, 2009
                                      By:  /s/ Sheldon Kales
                                           -----------------------------------
                                          Sheldon Kales, President and Principal
                                          Executive Officer



Date:  April 8, 2009
                                      By:  /s/ Rakesh Malhotra
                                           -----------------------------------
                                          Rakesh Malhotra, Principal Financial
                                          and Accounting Officer