Form 10-Q
period 2009-05-31
Security Devices International Inc.
filed 2009-07-10
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the quarterly period ended May 31, 2009

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                      Security Devices International, Inc.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         Applied For
         --------------------------------         -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                           2171 Avenue Rd., Suite 103
                         Toronto, Ontario Canada M5M 4B4
                    ----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,447,050 shares outstanding as of May 31, 2009.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2009
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS
                                                                         Page No

Interim Balance Sheets as at May 31, 2009 and November 30, 2008              1

Interim Statement of Operations for the six months and three months ended May 31, 2009 and May 31, 2008 and the period from Inception
(March 1, 2005) to May 31, 2009                                              2

Interim Statement of Cash Flows for the six months ended May 31, 2009
and May 31, 2008                                                             3

Interim Statements of changes in Stockholders' Equity for the six months ended May 31, 2009 and for the period from inception
(March 1, 2005) to November 30, 2008                                         4

Condensed Notes to Interim Financial Statements                            5-9

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2009 and November 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                          May 31,   November 30,
                                                           2009         2008
                                                        (unaudited)   (audited)
                        ASSETS                               $            $

CURRENT
   Cash and cash equivalents                               700,516    2,167,699
   Prepaid expenses and other                               30,317       45,984
                                                       ------------ ------------
Total Current Assets                                       730,833    2,213,683
Plant and Equipment, net (Note 4)                           24,750       25,450
                                                       ------------ ------------
TOTAL ASSETS                                               755,583    2,239,133
                                                       ------------ ------------

                       LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                222,378      219,081
                                                       ------------ ------------
Total Current Liabilities                                  222,378      219,081
                                                       ------------ ------------
Related Party Transactions (note 7)

Commitments (note 8)

                       STOCKHOLDERS' EQUITY

Capital Stock (Note 5)                                      14,447       14,447
Additional Paid-In Capital                              13,199,514   13,084,826
Deficit Accumulated During the Development Stage       (12,680,756) (11,079,221)
                                                       ------------ ------------
Total Stockholders' Equity                                 533,205    2,020,052
                                                       ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 755,583    2,239,133
                                                       ------------ ------------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Six Months and Three Months Ended May 31, 2009 and May 31, 2008 and the Period from inception (March 1, 2005) to May 31, 2009
(Amounts expressed in US Dollars)
(Unaudited- Prepared by Management)

                                          For the     For the     For the       For the
                                        six months  six months  three months  three months
                           Cumulative      ended       ended       ended         ended
                             Since        May 31,     May 31,      May 31,       May 31,
                           inception       2009        2008         2009          2008
                               $             $           $            $             $
                           ---------------------------------------------------------------
OPERATING EXPENSES:

Research and Product
Development Cost           5,667,719    1,152,676    1,291,074      616,283      729,065
Amortization                  15,391        4,142        3,943        2,164        2,006
General and administration
  (note 6)                 7,265,481      447,771    1,521,690      174,510    1,073,503
                         ------------ ------------ ------------ ------------ ------------
TOTAL OPERATING EXPENSES  12,948,591    1,604,589    2,816,707      792,957    1,804,574
                         ------------ ------------ ------------ ------------ ------------
LOSS FROM OPERATIONS     (12,948,591)  (1,604,589)  (2,816,707)    (792,957)  (1,804,574)

  Other Income-Interest      267,835        3,054       42,202            -       13,986
                         ------------ ------------ ------------ ------------ ------------

LOSS BEFORE INCOME TAXES (12,680,756)  (1,601,535)  (2,774,505)    (792,957)  (1,790,588)

Income taxes                       -            -            -            -            -
                         ------------ ------------ ------------ ------------ ------------

NET LOSS                 (12,680,756)  (1,601,535)  (2,774,505)    (792,957)  (1,790,588)
                         ------------ ------------ ------------ ------------ ------------

Loss per share - basic
  and diluted                               (0.11)       (0.19)       (0.06)      (0.13)
                                      ------------ ------------ ------------ ------------

Weighted average common
  shares outstanding                   14,447,050   14,330,050   14,447,050   14,330,050
                                      ------------ ------------ ------------ ------------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Six Months Ended May 31, 2009 and May 31, 2008 and the Period from Inception (March 1, 2005) to May 31, 2009 (Amounts expressed in US Dollars) (Unaudited-Prepared by Management)

                                                                  For the      For the
                                                                 six months   six months
                                                  Cumulative       ended        ended
                                                since inception    May 31,      May 31,
                                                (March 1, 2005)     2009         2008
                                                       $              $            $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                         (12,680,756)   (1,601,535)   (2,774,505)
                                                 ------------- ------------- -------------
Items not requiring an outlay of cash:
  Issue of shares for professional services           154,000             -             -
  Stock based compensation (included in
   general and administration expenses)             4,842,117       114,688     1,231,056
  Compensation expense for warrants issued
  (Included in general and administration expenses)   357,094             -             -
  Loss on cancellation of common stock                 34,400             -             -
  Amortization                                         15,391         4,142         3,943
  Changes in non-cash working capital:
  Prepaid expenses and other                          (30,317)       15,667         6,952
  Accounts payable and accrued liabilities            222,378         3,297       113,023
                                                 ------------- ------------- -------------
NET CASH USED IN OPERATING ACTIVITIES              (7,085,693)   (1,463,741)   (1,419,531)
                                                 ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment                  (40,141)       (3,442)       (2,793)
                                                 ------------- ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                 (40,141)       (3,442)       (2,793)
                                                 ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common shares       7,769,650             -             -
  Cancellation of common stock                        (50,000)            -             -
  Exercise of stock options                           106,700             -             -
                                                 ------------- ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           7,826,350             -             -
                                                 ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                         700,516    (1,467,183)   (1,422,324)
  Cash and cash equivalents, beginning of period            -     2,167,699     5,293,176
                                                 ------------- ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              700,516       700,516     3,870,852
                                                 ============= ============= =============
INCOME TAXES PAID                                           -             -             -
                                                 ============= ============= =============
INTEREST PAID                                               -             -             -
                                                 ============= ============= =============


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Six months ended May 31, 2009 and for Period from Inception (March 1, 2005) to May 31, 2009. (Amounts expressed in US Dollars) (Unaudited-Prepared by Management)

                             Number of   Common   Additional
                              Common     Shares     Paid-in      Deficit
                              Shares     amount     Capital    accumulated      Total
                             ---------   ------   -----------  -----------      -----
                                            $          $            $             $
Balance as of March 1, 2005          -        -            -           -            -
Issuance of Common shares
 for professional services   6,525,000    6,525       58,725           -       65,250
Issuance of common shares
 for cash                      397,880      398       99,072                   99,470
  Net loss for the period            -        -            -    (188,699)    (188,699)
                            ----------- --------   ----------  ----------   ----------
Balance as of
  November 30, 2005
 (audited)                   6,922,880    6,923      157,797    (188,699)     (23,979)

Issuance of common shares
  for cash                     956,000      956       94,644           -       95,600

Issuance of common shares
  for cash                     286,000      286       49,764           -       50,050
Issuance of common shares
  to consultant for services    50,000       50        8,700           -        8,750
Issuance of common shares
  for cash                   2,000,000    2,000      398,000           -      400,000
Exercise of stock options      950,000      950       94,050           -       95,000
Issuance of common shares
  for cash (net of agent
  commission)                  200,000      200      179,785           -      179,985
Stock subscriptions received                       1,165,500           -    1,165,500
Stock based compensation             -        -    1,049,940           -    1,049,940
  Net loss for the year              -        -            -  (1,660,799)  (1,660,799)
                            ----------- --------   ----------  ----------   ----------
Balance as of
   November 30, 2006
   (audited)                11,364,880   11,365    3,198,180  (1,849,498)   1,360,047

Issuance of common shares
 for stock

Subscriptions received
  in prior year              1,165,500    1,165       (1,165)          -            -

Issuance of common shares
  for cash                   1,170,670    1,171    1,169,499                1,170,670
Issuance of common shares
  for cash and services         50,000       50      154,950                  155,000
Issuance of common shares
  for cash (net of expenses) 2,139,000    2,139    4,531,236                4,533,375
Cancellation of stock       (1,560,000)  (1,560)     (14,040)                 (15,600)
Stock based compensation                           2,446,433                2,446,433
Issue of warrants                                    357,094                  357,094
  Net loss for the year
   ended November 30, 2007           -        -            -  (4,827,937)  (4,827,937)
                            ----------- --------   ----------  ----------   ----------
Balance as of
November 30, 2007(audited)  14,330,050   14,330   11,842,187  (6,677,435)   5,179,082
Exercise of stock options      117,000      117       11,583                   11,700
Stock based compensation             -        -    1,231,056           -    1,231,056
Net loss for the period              -        -            -  (4,401,786)  (4,401,786)
Balance as of November
  30, 2008(audited)         14,447,050   14,447   13,084,826 (11,079,221)   2,020,052
Stock based compensation             -        -      114,688           -      114,688
Net loss for the period              -        -            -  (1,601,535)  (1,601,535)
                            ----------- --------   ----------  ----------   ----------
Balance as of
May 31, 2009
 (unaudited)                14,447,050   14,447   13,199,514 (12,680,756)     533,205
                            ----------- --------   ----------  ----------   ----------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


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


     2. NATURE OF OPERATIONS

        The Company has completed the development of a fully operational 40MM long range LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios and the Company is now planning for a production line. LEKTROX has been specially designed for use with standards issue riot guns and M203 grenade launchers. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training. LEKTROX is a 3rd generation electric solution. First generation solutions were electric batons and hand-held stun guns which had a range of arm's length. 2nd generations were the wired electric charge solutions. 3rd generations are the wireless electric bullets.

        The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $ 1,601,535 during the six month period ended May 31, 2009. At May 31, 2009, the Company had an accumulated deficit during the development stage of $12,680,756 which includes a non- cash stock based compensation expense of $4,842,117. During the first quarter of 2007, the company raised $1,170,670 through issue of common stock. During the second quarter of 2007, the Company raised an additional $4,688,375 (net of expenses of $279,375) through the issue of Common stock. Further, during the last quarter of 2008, the Company received $11,700 due to the exercise of stock options. The Company did not raise any funds during the six months ended May 31, 2009.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


     2. NATURE OF OPERATIONS-Cont'd

        The Company has a working capital of $ 508,455 and stockholders' equity of 533,205 as at May 31, 2009. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations.


     3. RESEARCH AND PRODUCT DEVELOPMENT

         Research and Product Development costs, including acquired research and product development costs, are charged against income in the period acquired or incurred.


      4. PLANT AND EQUIPMENT, NET

        Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method
                Furniture and Fixtures      30%   declining balance method


                                                      Nov. 30,
                         May 31, 2009   Accumulated     2008        Accumulated
                            Cost        Amortization    Cost        Amortization
                              $              $            $               $
                         ------------   ------------  ---------     -----------

    Computer equipment       25,750         10,610       22,958         8,102
    Furniture and fixtures   14,391          4,781       13,741         3,147
                             ------         ------       ------         -----
                             40,141         15,391       36,699         11,249
                             ------         ------       ------         -----

    Net carrying amount             $24,750                     $25,450
                                    -------                     -------

     5. CAPITAL STOCK

        a) Authorized

            50,000,000 Common shares, $0.001 par value

          And

            5,000,000 Preferred shares, $0.001 par value

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     5. CAPITAL STOCK-Cont'd

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

        Six month period ended May 31, 2009

        The Company did not issue any common shares during the six month period ended May 31, 2009.


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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     6. STOCK BASED COMPENSATION-Cont'd

        For the six month period ended May 31, 2009, the Company has recognized in the financial statements, additional stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

        Risk free rate 2.95% Expected dividends 0% Forfeiture rate 0% Exercise price $0.50 Increase in fair value due to reduction in exercise price of options $0.03-$0.09 Market price of Company's common stock on date of reduction in exercise price $0.32 Stock-based compensation cost expensed $114,688 Unexpended stock-based compensation deferred over to next period$Nil

        As of May 31, 2009 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.


     7. RELATED PARTY TRANSACTIONS

        a) A Company Director has charged the Company a total amount of $3,000 for providing office space during the six month period ended May 31, 2009.

        b) The directors were compensated from January 1, 2009 as per their consulting agreements with the Company. One director was paid $50,000 as consulting fee and $7,500 as automobile allowance; one director was paid $31,250 as consulting fee and $5,000 as automobile allowance; one director was paid $15,625 as consulting fee and $5,000 as automobile allowance.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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


     9. SUBSEQUENT EVENTS

      On June 17, 2009, the Company approved the reduction of the exercise price of 2,700,000 outstanding options which had on December 17, 2008 been reduced to an option price of $0.50 per share, to a new option price of $0.25 per share, with all other terms of the original grant remaining the same. The Company will expense this additional non-cash stock based compensation expense relating to this modification for $63,302 in the third quarter of 2009.

      On June 17, 2009, the Company further approved the reduction of the exercise price of 317,000 outstanding warrants which had earlier been issued at $0.50 per share to a new exercise price of $0.25 per share, with all other terms of the original issue remaining the same. The Company will expense this additional non-cash compensation expense relating to this modification for $4,223 in the third quarter of 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Securities Devices International, Inc. was incorporated on March 1, 2005 and for the period from inception to May 31, 2009 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      During the year ended November 30, 2008, and the six months ended May 31, 2009, substantially all of SDI's cash expenses were related to the development of its LEKTROX technology.

      During the six months ended May 31, 2009:

     o general and administrative expenses decreased primarily due to a decline in stock based compensation. General and administrative expenses included charges of $114,688, which did not require the use of cash, associated with lowering the exercise price of certain options granted to SDI's officers, directors and consultants .

     o Research and Product Development expenses were lower by $138,398 as compared to the same period ended May 31, 2008 since the development of the Company's products were nearing completion.

      During the period from inception (March 1, 2005) through May 31, 2009 SDI's operations used $(7,085,693) in cash. During this period SDI:

     o    purchased $40,141 of equipment;

     o    raised $7,719,650 from the sale of shares of its common stock; and

     o raised $106,700 from three of its officers and directors upon the exercise of options to purchase 1,067,000 shares of common stock.

      As of May 31, 2009 SDI had:

            Developed a fully operational Long Range LEKTROX (40MM) and the Company is now planning for a production line.

      SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2010 will be:


            Development and Preproduction costs         $  900,000
            General and Administrative Expenses            350,000
                                                        ----------
                Total                                   $1,250,000
                                                        ==========

       SDI expects that it will need to raise approximately $1,000,000 in additional capital prior to December 31, 2009.

      Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of May 31, 2009.

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Item 4.  Controls and Procedures.

      (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2009, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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




                                      SECURITY DEVICES INTERNATIONAL, INC.

Date:  July 8, 2009
                                      By:  /s/ Sheldon Kales
                                           -----------------------------------
                                          Sheldon Kales, President and Principal
                                            Executive Officer



Date:  July 9, 2009
                                      By:  /s/ Rakesh Malhotra
                                          ------------------------------------
                                          Rakesh Malhotra, Principal Financial
                                             and Accounting Officer