Form 10-Q
period 2009-08-31
Security Devices International Inc.
filed 2009-10-15
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                      Security Devices International, Inc.
                -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         Applied For
         -------------------------------          -------------------
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

Larger accelerated filer [ ]             Accelerated filer         [ ]
Non-accelerated filer [ ]                Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).       Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,235,050 shares outstanding as of September 30, 2009.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                                                         Page No

Interim Balance Sheets as at August 31, 2009 and November 30, 2008           1

Interim Statement of Operations for the nine months and three months ended August 31, 2009 and August 31, 2008 and the period
from Inception (March 1, 2005) to August 31, 2009                            2

Interim Statement of Cash Flows for the nine months ended
August 31, 2009 and August 31, 2008                                          3

Interim Statements of changes in Stockholders' Equity (Deficiency)
for the nine months ended August 31, 2009 and for the period from
inception (March 1, 2005) to November 30, 2008                               4

Condensed Notes to Interim Financial Statements                           5-11

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at August 31, 2009 and November 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                         Aug 31,       Nov 30,
                                                          2009          2008
                                                       (unaudited)   (audited)
                                     ASSETS                 $             $

CURRENT
   Cash and cash equivalents                             321,056     2,167,699
   Prepaid expenses and other                             30,880        45,984
                                                     ------------  ------------

Total Current Assets                                     351,936     2,213,683
Plant and Equipment, net (Note 4)                         31,901        25,450
                                                     ------------  ------------

TOTAL ASSETS                                             383,837     2,239,133
                                                     ------------  ------------
                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              437,976       219,081
                                                     ------------  ------------

Total Current Liabilities                                437,976       219,081
                                                     ------------  ------------
Going Concern (note 2)
Related Party Transactions (note 7)
Commitments (note 8)

                        STOCKHOLDERS' EQUITY (DEFICIENCY)


Capital Stock (Note 5)                                    15,235        14,447
Additional Paid-In Capital                            13,463,251    13,084,826
Deficit Accumulated During the Development Stage     (13,532,625)  (11,079,221)
                                                     ------------  ------------

Total Stockholders' Equity (Deficiency)                  (54,139)    2,020,052
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)                                     383,837     2,239,133
                                                     ------------  ------------

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Nine Months and Three Months Ended August 31, 2009 and August 31, 2008 and the Period from inception (March 1, 2005) to August 31, 2009 (Amounts expressed in US Dollars) (Unaudited- Prepared by Management)


                                            For the      For the       For the       For the
                                           nine months  nine months  three months  three months
                              Cumulative     ended        ended         ended         ended
                                 Since       Aug 31,      Aug 31,       Aug 31,       Aug 31,
                               inception      2009         2008          2009          2008
                                    $           $           $              $             $
                              ----------   -----------  -----------  ------------  ------------
OPERATING EXPENSES:

Research and Product
Development Cost               6,243,164    1,728,121    2,073,935      575,445       782,861
Amortization                      17,701        6,452        6,228        2,310         2,285
General and administration
  (note 6)                     7,539,595      721,885    1,649,457      274,114       127,767
                             ------------ ------------ ------------ ------------  ------------

   TOTAL OPERATING EXPENSES   13,800,460    2,456,458    3,729,620      851,869       912,913
                             ------------ ------------ ------------ ------------  ------------

LOSS FROM OPERATIONS         (13,800,460)  (2,456,458)  (3,729,620)    (851,869)     (912,913)

   Other Income-Interest         267,835        3,054       59,671            -        17,469
                             ------------ ------------ ------------ ------------  ------------

LOSS BEFORE INCOME TAXES     (13,532,625)  (2,453,404)  (3,669,949)    (851,869)     (895,444)

Income taxes                           -            -            -            -             -
                             ------------ ------------ ------------ ------------  ------------

NET LOSS                     (13,532,625)  (2,453,404)  (3,669,949)    (851,869)     (895,444)
                             ------------ ------------ ------------ ------------  ------------

Loss per share - basic
  and diluted                                   (0.17)       (0.26)       (0.06)        (0.06)
                             ------------ ------------ ------------ ------------  ------------

Weighted average common
  shares outstanding                       14,484,437   14,330,050   14,558,398    14,330,050
                             ------------ ------------ ------------ ------------  ------------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Nine Months Ended August 31, 2009 and August 31, 2008 and the Period from Inception (March 1, 2005) to August 31, 2009 (Amounts expressed in US Dollars) (Unaudited-Prepared by Management)


                                                                           For the       For the
                                                        Cumulative       nine months    nine months
                                                      since inception       ended         ended
                                                      (March 1, 2005)   Aug 31, 2009   Aug 31, 2008
                                                             $                 $              $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                                (13,532,625)      (2,453,404)    (3,669,949)
   Items not requiring an outlay of cash:
    Issue of shares for professional services               154,000                -              -
    Stock based compensation (included in
     general and administration expenses)                 4,905,419          177,990      1,231,056
    Compensation expense for warrants
    (Included in general and administration expenses)       361,317            4,223              -
    Loss on cancellation of common stock                     34,400                -              -
    Amortization                                             17,701            6,452          6,228
    Changes in non-cash working capital:
    Prepaid expenses and other                              (30,880)          15,104         12,062
    Accounts payable and accrued liabilities                437,976          218,895        118,277
                                                       -------------    -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                    (7,652,692)      (2,030,740)    (2,302,326)
                                                       -------------    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment                        (49,602)         (12,903)        (8,363)
                                                       -------------    -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                       (49,602)         (12,903)        (8,363)
                                                       -------------    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common shares             7,966,650          197,000              -
  Cancellation of common stock                              (50,000)               -              -
  Exercise of stock options                                 106,700                -              -
                                                       -------------    -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 8,023,350          197,000              -
                                                       -------------    -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                               321,056       (1,846,643)    (2,310,689)
  Cash and cash equivalents, beginning of period                  -        2,167,699      5,293,176
                                                       -------------    -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    321,056          321,056      2,982,487
                                                       =============    =============  =============

INCOME TAXES PAID                                                 -                -              -
                                                       =============    =============  =============

INTEREST PAID                                                     -                -              -
                                                       =============    =============  =============


           See condensed notes to the interim financial statements. .

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
From Inception (March 1, 2005) to August 31, 2009.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


                                         Number of       Common    Additional
                                          Common         Shares      Paid-in      Deficit
                                          Shares         amount      Capital     accumulated       Total
                                                            $           $             $              $
                                         ---------       ------    ----------    -----------       ------

Balance as of March 1, 2005                      -             -             -             -             -
Issuance of Common shares
for professional services                6,525,000         6,525        58,725             -        65,250
Issuance of common shares for cash         397,880           398        99,072                      99,470
  Net loss for the period                        -             -             -      (188,699)     (188,699)
                                       ------------  ------------  ------------  ------------  ------------
Balance as of
  November 30, 2005 (audited)            6,922,880         6,923       157,797      (188,699)      (23,979)

Issuance of common shares for cash         956,000           956        94,644             -        95,600

Issuance of common shares for cash         286,000           286        49,764             -        50,050
Issuance of common shares  to
 consultant for services                    50,000            50         8,700             -         8,750
Issuance of common shares for cash       2,000,000         2,000       398,000             -       400,000
Exercise of stock options                  950,000           950        94,050             -        95,000
Issuance of common shares for cash
 (net of agent commission)                 200,000           200       179,785             -       179,985
Stock subscriptions received                                         1,165,500             -     1,165,500
Stock based compensation                         -             -     1,049,940             -     1,049,940
  Net loss for the year                          -             -             -    (1,660,799)   (1,660,799)
                                       ------------  ------------  ------------  ------------  ------------
Balance as of
 November 30, 2006 (audited)            11,364,880        11,365     3,198,180    (1,849,498)    1,360,047

Issuance of common shares for stock
Subscriptions received in prior year     1,165,500         1,165        (1,165)            -             -

Issuance of common shares for cash       1,170,670         1,171     1,169,499                   1,170,670
Issuance of common shares for cash
 and services                               50,000            50       154,950                     155,000
Issuance of common shares for cash
 (net of expenses)                       2,139,000         2,139     4,531,236                   4,533,375
Cancellation of stock                   (1,560,000)       (1,560)      (14,040)                    (15,600)
Stock based compensation                                             2,446,433                   2,446,433
Issue of warrants                                                      357,094                     357,094
 Net loss for the year ended
  November 30, 2007                              -             -             -    (4,827,937)   (4,827,937)
                                       ------------  ------------  ------------  ------------  ------------
Balance as of
 November 30, 2007(audited)             14,330,050        14,330    11,842,187    (6,677,435)    5,179,082
Exercise of stock options                  117,000           117        11,583                      11,700
Stock based compensation                         -             -     1,231,056             -     1,231,056
Net loss for the period                          -             -             -    (4,401,786)   (4,401,786)
                                       ------------  ------------  ------------  ------------  ------------
Balance as of
 November 30, 2008(audited)             14,447,050        14,447    13,084,826   (11,079,221)    2,020,052
Issuance of common shares for cash         788,000           788       196,212                     197,000
Stock based compensation                         -             -       177,990             -       177,990
Compensation expense for warrants                                        4,223                       4,223
Net loss for the period                          -             -             -    (2,453,404)   (2,453,404)
                                       ------------  ------------  ------------  ------------  ------------
Balance as of
 August 31, 2009 (unaudited)            15,235,050        15,235    13,463,251   (13,532,625)      (54,139)
                                       ------------  ------------  ------------  ------------  ------------

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

        The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2008. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2009 and November 30, 2008, the results of its operations for the nine- and three-month periods ended August 31, 2009 and August 31, 2008, and its cash flows for the nine-month periods ended August 31, 2009 and August 31, 2008. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended August 31, 2009 are not necessarily indicative of results to be expected for the full year.

        The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

     2. NATURE OF OPERATIONS AND GOING CONCERN

        The Company has completed the development of a fully operational 40MM long range LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios and the Company is now planning for a production line. LEKTROX has been specially designed for use with standard issue riot guns and M203 grenade launchers. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training. LEKTROX is a 3rd generation electric solution. First generation solutions were electric batons and hand-held stun guns which had a range of an arm's length. 2nd generations were the wired electric charge solutions. 3rd generations are the wireless electric bullets.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     2. NATURE OF OPERATIONS AND GOING CONCERN-Cont'd

        The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur expenses before establishing operating revenue. The Company has a need for additional working capital to fund its operating expenses and for the economic production of LEKTROX, which is currently being evaluated by the US Military. The Company's future success is dependent upon its continued ability to raise sufficient capital to fund operating expenses and the economic production of LEKTROX. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. In order to finance the continued development, the Company is working towards to raising of appropriate capital in the near future. During the three month period ended August 31, 2009, the Company was able to raise $197,000 through issue of common shares and warrants.

        The Company has incurred a loss of $ 2,453,404 during the nine month period ended August 31, 2009 primarily due to its research and development activities. At August 31, 2009, the Company had an accumulated deficit during the development stage of $13,532,625 which includes a non- cash stock based compensation expense of $4,905,419 and compensation expense for warrants for $361,317.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

           4. PLANT AND EQUIPMENT, NET-Cont'd

                                     Aug 31, 2009             Nov 30, 2008
                                  ---------------------   ---------------------
                                            Accumulated             Accumulated
                                  Cost     Amortization   Cost     Amortization
                                   $             $         $             $
                                  ---------------------------------------------

        Computer equipment       35,212       12,081     22,958        8,102
        Furniture and fixtures   14,391        5,621     13,741        3,147
                                -------      -------    -------      -------
                                 49,603       17,702     36,699       11,249
                                -------      -------    -------      -------

        Net carrying amount           $31,901                  $25,450
                                      -------                  -------

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

        b) Issued

           15,235,050 Common shares

        c)  Changes to Issued Share Capital

         Year ended November 30, 2008

        The Company received $11,700 and issued 117,000 common shares from the exercise of stock options by a director of the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

     5. CAPITAL STOCK-Cont'd

        Nine month period ended August 31, 2009

        On August 19, 2009 the Company sold 788,000 units to a group of private investors. Each unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to June 15, 2010. The shares were sold at a price of $0.25 per unit. The shares of common stock are, and any shares issuable upon the exercise of warrants will be, restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection

     6. STOCK BASED COMPENSATION

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

        On June 17, 2009, the Company approved the reduction of the exercise price of 2,700,000 outstanding options which had on December 17, 2008 been reduced to an option price of $0.50 per share, to a new option price of $0.25 per share, with all other terms of the original grant remaining the same. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $63,302. This reduction in exercise price relates to a total of 1,150,000 options in total issued to the Company's three directors; 300,000 options in total issued to the Company's officer and the balance total of 1,250,000 unexercised options issued in the past to various consultants.

        For the nine month period ended August 31, 2009 the Company has recognized in its financial statements additional stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

        6. STOCK BASED COMPENSATION-Cont'd

        December 17, 2008:
        ------------------

        Risk free rate                                                    2.95%
        Expected dividends                                                   0%
        Forfeiture rate                                                      0%
        Exercise price                                                   $0.50
        Increase in fair value due to reduction in exercise
         price of options                                          $0.03-$0.09
        Market price of Company's common stock on date of
         reduction in exercise price                                     $0.32
        Stock-based compensation cost expensed                        $114,688
        Unexpended stock-based compensation deferred over to
         next period                                                      $Nil

        June 17, 2009:
        -------------

        Risk free rate                                                    2.95%
        Expected dividends                                                   0%
        Forfeiture rate                                                      0%
        Exercise price                                                   $0.25
        Increase in fair value due to reduction in exercise
         price of options                                          $0.02-$0.03
        Market price of Company's common stock on date of
         reduction in exercise price                                     $0.25
        Stock-based compensation cost expensed                         $63,302
        Unexpended stock-based compensation deferred over to
          next period                                                     $Nil

        As of August 31, 2009 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

        7. RELATED PARTY TRANSACTIONS

     a) A Company Director has charged the Company a total amount of $4,500 for providing office space during the nine month period ended August 31, 2009.

     b) The directors were compensated from January 1, 2009 as per their consulting agreements with the Company. One director was paid $80,000 as consulting fee and $12,000 as automobile allowance; one director was paid $50,000 as consulting fee and $8,000 as automobile allowance; one director was paid $25,000 as consulting fee and $8,000 as automobile allowance.

     c) On December 17, 2008 the board of directors approved the reduction in the exercise price of the following options under its Non-Qualified Stock Option Plan:

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     d) On June 17, 2009 the board of directors approved the reduction in the exercise price of the following options under its Non-Qualified Stock Option Plan:

          1. Reduction in the exercise price of the options already issued to three directors to acquire 1,150,000 common shares from reduced exercise price of $0.50 to a new exercise price of $0.25 per share.

          2. Reduction in the exercise price of the options already issued to an officer to acquire 125,000 common shares from reduced exercise price of $0.50 to a new exercise price of $0.25 per share and further reduction in the exercise price to acquire 175,000 common shares from $0.50 to a new exercise price of $0.25 per share.

        Stock based compensation cost relating to the reduction in the exercise price of the options issued to directors and officers, as above, amounting to $34,322 has been expensed to general and administration expense.

     e) On June 17, 2009, the Company further approved the reduction of the exercise price of 317,000 outstanding warrants which had earlier been issued to directors for services at $0.50 per share to a new exercise price of $0.25 per share, with all other terms of the original issue remaining the same. The Company expensed this additional non-cash compensation expense relating to this modification for $ 4,223.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2009
 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Securities Devices International, Inc. was incorporated on March 1, 2005 and for the period from inception to August 31, 2009 has not yet generated any revenue. SDI is a defense technology company which is developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

     During the year ended November 30, 2008, and the nine months ended August 31, 2009, substantially all of SDI's cash expenses were related to the development of its LEKTROX technology.

     During the nine months ended August31, 2009:

     o General and administrative expenses decreased primarily due to a decline in stock based compensation. General and administrative expenses included charges of $177,990, which did not require the use of cash, associated with lowering the exercise price of certain options granted to SDI's officers, directors and consultants.

     o    Research and Product  Development  expenses  were lower by $345,814 as
          compared  to  the  same  period   ended  August  31,  2008  since  the
          development of the Company's products was nearing completion.

     During the period from inception (March 1, 2005) through August 31, 2009 SDI's operations used $(7,652,692) in cash. During this period SDI:

     o    purchased $49,602 of equipment;

     o    raised $7,966,650 from the sale of shares of its common stock; and

     o raised $106,700 from three of its officers and directors upon the exercise of options to purchase 1,067,000 shares of common stock.

     As of August 31, 2009 SDI had:

            Developed a fully operational Long Range LEKTROX (40MM) and was planning a production line.

     SDI anticipates that its capital requirements for the twelve-month period ending August 31, 2010 will be:


      Development and Preproduction costs         $  900,000
      General and Administrative Expenses            350,000
                                                ------------
           Total                                $  1,250,000
                                                ============

     SDI expects that it will need to raise approximately $1,000,000 in additional capital prior to December 31, 2009.

     Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of August 31, 2009.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Item 4 and 4T.  Controls and Procedures.

      (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2009, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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




                                     SECURITY DEVICES INTERNATIONAL, INC.

Date:  October 14, 2009
                                     By: /s/ Sheldon Kales
                                         -----------------------------------
                                         Sheldon Kales, President and Principal
                                         Executive Officer



Date:  October 14, 2009
                                     By: /s/ Rakesh Malhotra
                                         -----------------------------------
                                         Rakesh Malhotra, Principal Financial
                                         and Accounting Officer