Form 10-K
period 2009-11-30
Security Devices International Inc.
filed 2010-03-01
CIK 1354866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X)      ANNUAL   REPORT   PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended November 30, 2009
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. - None

                      SECURITY DEVICES INTERNATIONAL, INC.
              -------------- -------------------------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                   Applied For
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      2171 Avenue Rd., Suite 103
      Toronto, Ontario Canada                                  M5M 4B4
   ---------------------------------------                    --------
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [X]

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

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company (9,901,050 shares) on May 31, 2009 was approximately $4,700,000.

As of February 20, 2010, the Company had 16,746,050 issued and outstanding shares of common stock.

Documents incorporated by reference:         None

ITEM 1.  BUSINESS
         --------

     Security Devices International, Inc. is currently in the final stage of developing LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security situations.

      SDI's LEKTROX system was developed by Elad Engineering, a company located in Israel with many years of experience in the weapons and medical device industries.

      SDI's strategic collaboration with Elad resulted in the patent pending LEKTROX system. Featuring the unique extended range Wireless Electro-Muscular Disruption Technology, (or "W-EMDT"), SDI's first product, the LEKTROX 40mm round ammunition is expected to be competed during 2010.

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

      LEKTROX is being specifically developed to achieve the highest operational success at the greatest distance of those known to be currently in development. Causing instant target incapacitation up to distances of 50 meters, the LEKTOX will give maximum field superiority to military personnel, law enforcement officers and other security operatives in situations that do not call for the use of lethal ammunition.

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

      Upon colliding with the target, the mini-harpoons are released and the bullet is attached irremovably to the target's clothing or body. At the same time, the bullet's electrical system releases a W-EMDT charge that imitates the electro-neural impulses used by the human body. Sending out a control signal to the muscles, this high voltage low current pulse safely overrides the target's nervous system inducing a harmless muscle spasm that causes them to fall to the ground helpless.

      Operating at lower than critical cardio-fibrillation levels, the LEKTROX W-EMDT electric output has been designed in line with stringent medical equipment standards that protect patients from permanent injury. Enabling full recovery with no clinical after effects, LEKTROX helps decreases liability for wrongful injury or death.

      The LEKTROX 40MM round can be fired from a standard rifle with low recoil. Simple to operate, this system will be point and fire with a standard trigger.

      As of February 20, 2010 SDI has completed the following steps in the development of the LEKTROX:

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

     o    Production of completed rounds.

     o Developed a fully operational Long Range LEKTROX (40MM) and tested the rounds with military organizations.

     o    Designed moulds for the 40MM LEKTROX.

      During the year ending November 30, 2010 SDI plans to complete the tooling and moulds for the 40MM LEXTROX.

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

      In the military market a wide variety of weapon systems are used. Conducted energy devices, such as the LEKTROX, have gained increased acceptance during the last years as a result of the increased role of military personnel in Iraq and Afghanistan. Conducted energy weapons have gained limited acceptance in the private citizen market for non-lethal weapons.

      SDI's primary competitors will be Taser International, Inc. and Stinger Systems, Inc. The LEKTROX will also compete indirectly with a variety of other non-lethal alternatives, including pepper spray and impact weapons sold by companies such as Armor Holdings, Inc. and Jaycor, Inc.

      SDI believes that its competitive advantage will be the ability of the LEKTROX to effectively incapacitate offenders from a distance as far as 50 meters without a trail of wires leading back to the launcher.

Patents

      Four patent applications, one for the electrical mechanism and other three for the mechanical mechanism of the LEKTROX, have been filed by SDI with the U.S. Patent Office and other patent offices worldwide.

      SDI has also filed several foreign patents applications.

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

General

      As of February 20, 2010 SDI did not have any full-time employees.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

      Not Applicable


ITEM 5.    MARKET  PRICE OF AND  DIVIDENDS ON THE  REGISTRANT'S  COMMON
           -------------------------------------------------------------
           EQUITY AND OTHER SHAREHOLDER MATTERS.
           ------------------------------------

      Since August 2006 SDI's common stock has been listed on the OTC Bulletin Board under the symbol "SDEV". The following shows the high and low closing prices for SDI's common stock for the periods indicated:

      Three Months Ended             High        Low
      ------------------             ----        ---

      February 2008                  $2.10      $1.09
      May 2008                       $2.50      $1.10
      August 2008                    $2.51      $1.15
      November 2008                  $1.25      $0.31

      February 2009                  $0.81      $0.31
      May 2009                       $0.60      $0.33
      August 2009                    $0.91      $0.15
      November 2009                  $0.42      $0.19


      As of February 20, 2010 SDI had approximately 200 shareholders and 16,745,050 outstanding shares of common stock.

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


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

      Not applicable.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
         --------------------------------------------------------------
         AND PLAN OF OPERATION
         ---------------------

      SDI was incorporated on March 1, 2005 and for the period from inception to November 30, 2009 has not generated any revenue.

      During the year ended November 30, 2009:

     o Research and Product Development expenses were lower since the development of the Company's products was nearing completion.

     o General and administrative expenses decreased primarily due to a decline in stock based compensation. General and administrative expenses included charges of $177,990, which did not require the use of cash, associated with lowering the exercise price of certain options granted to SDI's officers, directors and consultants.

      During the period from inception (March 1, 2005) through November 30, 2009 SDI's operations used $7,917,398 in cash. During this period SDI:

     o    purchased $50,521 of equipment;
     o    raised $7,966,650 from the sale of shares of its common stock; and
     o raised $106,700 from three of its officers and directors upon the exercise of options to purchase 1,067,000 shares of common stock.

      In August 2009 SDI sold, in a private offering, 788,000 Units at a price of $0.25 per Unit. Each Unit consisted of one share of SDI's common stock and one warrant. Each warrant allows the Holder to purchase one additional share of SDI's common stock at a price of $0.50 per share at any time on or before June 15, 2010.

      In January 2010 SDI sold, in a subsequent private offering, 1,510,000 shares of its common stock at a price of $0.25 per share.

      SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of its securities in August 2009 and January 2010. The investors in these offerings were provided with full information regarding SDI. There was no general solicitation in connection with these private offerings. The investors in these offerings acquired SDI's securities for their own account. The certificates representing the shares of common stock issued to the investors in these offerings bear restricted legends providing that the shares cannot be sold except pursuant to an effective registration statement or an exemption from registration.

      As of November 30, 2009 SDI had developed a fully operational Long Range LEKTROX (40MM) and was planning a production line.

      SDI anticipates that its capital requirements for the twelve-month period ending November 30, 2010 will be:

      Development and Preproduction costs         $ 1,500,000
      General and Administrative Expenses             375,000
                                                  ------------
           Total                                  $ 1,875,000
                                                  ============

      Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of November 30, 2009.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital, SDI will not be able to fund its anticipated capital requirements outlined above.

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

ITEM 9A. and 9A(T).  CONTROLS AND PROCEDURES
                     -----------------------

      (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2009, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the year ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

      SDI's management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of SDI's internal control over financial reporting and testing of the operational effectiveness of those controls.

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

      Based on this evaluation, SDI's management concluded that SDI's internal control over financial reporting was effective as of November 30, 2009.
      There was no change in SDI's internal control over financial reporting that occurred during the year ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, SDI's internal control over financial reporting.

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

ITEM 9B.   OTHER INFORMATION
           -----------------

      Not applicable.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS
           -------------------------------------------------------------

    Name                     Age    Position
    ----                     ---    --------

    Sheldon Kales             54    Chief Executive Officer and a Director
    Boaz Dor                  55    Secretary and a Director
    Rakesh Malhotra           53    Chief Financial Officer
    Gregory Sullivan          43    Director

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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      The following table shows the compensation for the three years ended November 30, 2009 paid or accrued, to Sheldon Kales, the Principal Executive Officer of SDI. None of the executive officers of SDI received compensation in excess of $100,000 during this period.

                                                                All
                                                               Other
                                                               Annual
                                             Stock   Option    Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards    sation
 Position            Year    (1)      (2)     (3)     (4)        (5)     Total
------------------  -----   ------   -----   ------  ------    -------   -----

Sheldon Kales,       2009                            $ 40,293 $126,500  $166,793
 President           2008      --      --        --  $155,948       --  $155,948
                     2007      --      --        --  $886,948       --  $886,948

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(4) The fair value of options and warrants granted computed in accordance with FAS 123R on the date of grant, adjusted for the fair value relating to lowering the exercise price of options granted.
(5)  Amount represents consulting fees paid to Mr. Kales during the year.

      SDI does not have an employment agreement with any of its officers.

      On February 4, 2009 SDI's directors approved consulting agreements with three of it's officers. The consulting agreements provide that the officers will consult with SDI in the areas of corporate operations and product development. The consulting agreements were amended effective January 1, 2010. The terms of the amended consulting agreements are shown below.

                                         Monthly
                      Monthly       Consulting Fees for            Expiration of
                   Consulting fees   February through      Car      Consulting
Name              for January 2010    December 2010     Allowance    Agreement
----              ----------------  ------------------- ---------  -------------

Sheldon Kales           $5,000             $6,500            --      12-31-10
Boaz Dor                $5,000             $6,500            --      12-31-10
Gregory Sullivan        $5,000             $6,500            --      12-31-10

      The following shows the amounts which SDI expects to pay in cash as consulting fees to its officers during the twelve month period ending December 31, 2010, and the time these persons plan to devote to SDI's business.

                                Proposed         Time to be Devoted to the
      Name                    Compensation             Business of SDI
      ----                    ------------       -------------------------

      Sheldon Kales           $  76,500                     100%
      Boaz Dor                $  76,500                     100%
      Rakesh Malhotra         $  21,000                      10%
      Gregory Sullivan        $  76,500                      50%

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

Compensation of Directors During Year Ended November 30, 2009
-------------------------------------------------------------

                                                               Awards of Options
      Name               Paid in Cash (1)   Stock Awards (2)    or Warrants (3)
      ----               ----------------   ----------------   -----------------

      Boaz Dor                $79,750               --               $16,507
      Gregory Sullivan        $66,000               --               $10,243

(1)  Represents consulting fees paid during the year.

(2) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(3) The fair value of options or warrants granted computed in accordance with FAS 123R on the date of grant.

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

      Summary. The following lists, as of February 20, 2010, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI's common stock.

                          Total        Shares
                          Shares     Reserved for    Shares        Remaining
                         Reserved    Outstanding    Issued as   Options/Shares
Name of Plan            Under Plans    Options     Stock Bonus     Under Plans
------------            -----------  ------------  -----------  --------------

Incentive Stock Option
 Plan                    1,000,000            --          N/A        1,000,000
Non-Qualified Stock
 Option Plan             5,000,000     3,598,000          N/A          335,000
Stock Bonus Plan           150,000           N/A           --          150,000

      The following tables show all options granted and exercised by SDI's officers and directors since the inception of SDI and through February 20, 2010, and the options held by the officers and directors named below. All of the options listed below were granted pursuant to SDI's Non-Qualified Stock Option Plan.

                            Options Granted/Exercised
                            -------------------------

                                                               Shares
                    Grant     Options   Exercise Expiration  Acquired on      Value
Name                 Date   Granted (#)   Price     Date     Exercise (1)  Realized (2)
----                ------  ----------- -------- ----------  ------------  ------------

Sheldon Kales      10/29/05    550,000    $0.10    10/29/11     550,000     $275,000
Sheldon Kales      10/29/05    100,000    $0.25    10/29/11
Boaz Dor           10/29/05    200,000    $0.10    10/29/11     200,000     $100,000
Boaz Dor           10/29/05    100,000    $0.25    10/29/11
Gregory Sullivan   10/29/05    200,000    $0.10    10/29/11     200,000     $100,000
Gregory Sullivan   10/29/05    100,000    $0.25    10/29/11
Rakesh Malhotra    01/07/07    125,000    $1.50    01/07/12
Sheldon Kales      10/12/07    675,000    $1.20    10/12/12
Boaz Dor           10/12/07    300,000    $1.20    10/12/12
Rakesh Malhotra    10/12/07    175,000    $1.20    10/12/12
Gregory Sullivan   10/12/07    175,000    $1.20    10/12/12
Sheldon Kales      01/24/08    108,000    $0.10    01/24/13
Boaz Dor           01/24/08    117,000    $0.10    01/24/13     117,000     $ 25,740
Gregory Sullivan   01/22/10    100,000    $0.25    01/22/15

(1)  The number of shares received upon exercise of options.

(2) With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

                             Shares underlying
                        unexercised options which are:
                        -----------------------------     Exercise    Expiration
    Name                Exercisable      Unexercisable     Price         Date
    ----                -----------      -------------    --------    ----------

    Sheldon Kales          100,000 (1)           --         $0.25      10-29-11
    Boaz Dor               100,000 (1)           --         $0.25      10-29-11
    Gregory Sullivan       100,000 (1)           --         $0.25      10-29-11
    Rakesh Malhotra        125,000               --         $0.25 (2)
    6-30-14 (3)
    Sheldon Kales          675,000               --         $0.25 (2)
    6-30-14 (3)
    Boaz Dor               300,000               --         $0.25 (2)
    6-30-14 (3)
    Rakesh Malhotra        175,000               --         $0.25 (2)
    6-30-14 (3)
    Gregory Sullivan       175,000               --         $0.25 (2)
    6-30-14 (3)
    Sheldon Kales          108,000               --         $0.10       1-24-13
    Gregory Sullivan       100,000               --         $0.25       1-22-15

(1) These options will expire on the first to occur of the following: (i) the expiration date of the option, (ii) the date the option holder is removed from office for cause, or (iii) the date the option holder resigns as an officer of the Company.

(2) On June 17, 2009, SDI's directors approved the reduction of the exercise price of these options to $0.25 per share.

(3) On December 4, 2009 SDI's directors extended the expiration date of these options to June 30, 2014.

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

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI's stock option plans as of November 30, 2009, SDI's most recent fiscal year end. SDI's stock option plans have not been approved by its shareholders.


                                                                      Number of Securities
                                    Number                            Remaining Available
                                 of Securities                        For Future Issuance
                                 to be Issued    Weighted-Average         Under Equity
                                Upon Exercise    Exercise Price of    Compensation Plans,
                                of Outstanding    of Outstanding      Excluding Securities
Plan category                     Options (a)        Options         Reflected in Column (a)
-------------                   --------------   -----------------   -----------------------

Incentive Stock Option Plan               --               --                1,000,000
Non-Qualified Stock Option Plan    3,598,000            $0.33                  335,000

Warrants
--------

      In addition to the options described above, SDI has granted warrants to its officers and directors upon the terms shown below.

                                       Shares Issuable
                           Grant        Upon Exercise     Exercise    Expiration
    Name                   Date           of Options      Price (1)      Date
    ----                   ----        ---------------    ---------   ----------

    Boaz Dor              9-06-07          17,000         $0.25     5-31-17
    Sheldon Kales        10-05-07         250,000         $0.25    10-05-14
    Gregory Sullivan     10-05-07          50,000         $0.25    10-05-14

(1) On June 17, 2009, SDI's directors approved the reduction of the exercise price of these warrants to $0.25 per share.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           ------------------------------------------------------------------
           RELATED STOCKHOLDERS MATTERS
           ----------------------------

      The following table shows the ownership of SDI's common stock as of February 20, 2010 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                    Number
     Name                         of Shares (1)       Percent of Class
     ----                         -------------       ----------------

     Sheldon Kales                 2,540,910               15.2%

     Boaz Dor                      1,020,000                6.1%

     Rakesh Malhotra                      --                  --

     Gregory Sullivan                400,000                2.4%

     Dror Shachar (2)              1,200,000                7.2%

     All Officers and Directors    3,960,910               23.7%
        as a group (four persons)

(1)  Does not reflect shares issuable upon the exercise of options.

(2)  Dror  Shachar  holds  these  shares  for the  benefit of his  father,  Mark
     Shachar.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

      The following lists all shares of SDI's common stock which have been issued since its incorporation:

                                                             Consideration
      Shareholder            Date of Sale   Shares Issued    Paid for Shares
      -----------            ------------   -------------    ---------------

      Sheldon Kales             3-03-05        2,300,000     Services rendered,
                                                              valued at $23,000
      Sheldon Kales             3-04-05          200,000     Services rendered,
                                                              valued at $2,000
      Boaz Dor                  3-03-05          900,000     Services rendered,
                                                              valued at $9,000
      Gregory Sullivan          3-03-05           40,000     Services rendered,
                                                              valued at $400

                                                             Consideration
      Shareholder            Date of Sale   Shares Issued    Paid for Shares
      -----------            ------------   -------------    ---------------

      Gregory Sullivan          3-04-05          200,000     Services rendered,
                                                              valued at $2,000
      Alexander Blaunshtein (1) 3-03-05        1,560,000     Services rendered,
                                                              valued at $15,600
      Consultant                3-03-05        1,200,000     Services rendered,
                                                              valued at $12,000
      Consultants               3-04-05          125,000     Services rendered,
                                                              valued at $1,250
      Private Investors         4-15-05          397,880     $  99,470
      Private Investors        12-31-05          486,000     $  48,600
      Private Investors         1-31-06          470,000     $  47,000
      Private Investors         3-08-06          286,000     $  50,050
      Consultant                3-08-06           50,000     Services rendered,
                                                              valued at $8,750
      Public Investors        5-06/7-06        2,000,000     $ 400,000
      Sheldon Kales               11-06          550,000     $  55,000 (2)
      Boaz Dor                    11-06          200,000     $  20,000 (2)
      Gregory Sullivan            11-06          200,000     $  20,000 (2)
      Private Investors           12-06        2,536,170     $  2,536,170

      Consultant                3-12-07           50,000     Services rendered,
                                                              valued at $155,000
      Private Investors       4-07/5-07        2,139,000     $4,812,750
      Boaz Dor                    11-08          117,000     $11,700 (2)
      Private Investors            8-09          778,000 (3) $197,000

(1) Alexander Blaunshtein is the son of Natan Blaunstein, who was a former director of SDI. In March 2007 these shares were purchased by SDI for $50,000, cancelled, and returned to the status of authorized but unissued shares.
(2)  Shares were issued upon the exercise of stock options.
(3) Shares were sold as part of a Unit. Each Unit was sold for $0.25 and consisted of one share of SDI's common stock and one warrant. Each warrant allows the Holder to purchase one share of SDI's common stock at a price of $0.50 per share at any time on or before June 15, 2010.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
           --------------------------------------

      Schwartz Levitsky Feldman, LLP ("Schwartz Levitsky") audited SDI's financial statements for the years ended November 30, 2009 and 2008.

      The following table shows the aggregate fees billed and billable to SDI during the years ended November 30, 2009 and 2008 by Schwartz Levitsky.

                                           2009           2008
                                           ----           ----

Audit Fees                              $16,200        $15,000
Audit-Related Fees                       $8,320       $  8,600
Financial Information Systems                               --
Design and Implementation Fees                              --
Tax Fees                                                    --
All Other Fees                                              --

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

                     YEARS ENDED NOVEMBER 30, 2009 AND 2008

      Together with Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2009 AND 2008
                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

     Report of Independent Registered Public Accounting Firm                  1

     Balance Sheets as at November 30, 2009 and November 30, 2008             2

     Statements of Operations and Comprehensive loss for the years ended November 30, 2009 and November 30, 2008 and the period
     from inception (March 1, 2005) to November 30, 2009                      3

     Statements of Cash Flows for the years ended November 30, 2009 and November 30, 2008 and the period from inception (March 1, 2005)
     to November 30, 2009                                                     4

     Statements of Stockholders' Equity (Deficit) for the years ended November 30, 2009 and November 30, 2008 and the period
     from inception (March 1, 2005) to November 30, 2009                      5

     Notes to Financial Statements                                         6-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Stockholders of Security Devices International, Inc.
     (A Development Stage Enterprise)


     We have audited the accompanying balance sheets of Security Devices International, Inc. (the "Company") as at November 30, 2009 and 2008 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years ended November 30, 2009 and 2008 and the period from inception (March 1, 2005) to November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended November 30, 2009 and 2008 and the period from inception (March 1, 2005) to November 30, 2009 in accordance with generally accepted accounting principles in the United States of America.

     The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal controls over financial reporting. Accordingly, we express no such opinion.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company has not commenced operations and has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. The Company's future success is dependent upon its ability to raise sufficient capital, not only to maintain its operating expenses, but also to continue to develop and be able to profitably market its product. That raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ Schwartz Levitsky Feldman LLP
                                                "SCHWARTZ LEVITSKY FELDMAN LLP"

     Toronto, Ontario, Canada                      Chartered Accountants
     February 26, 2010                          Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2009 and 2008
(Amounts expressed in US Dollars)


                                                              2009       2008
                                ASSETS                          $           $

CURRENT
   Cash and cash equivalents                                55,431    2,167,699
   Prepaid expenses and other                               31,172       45,984
                                                        -----------  -----------
Total Current Assets                                        86,603    2,213,683
Plant and Equipment, net (Note 9)                           29,924       25,450
                                                        -----------  -----------
TOTAL ASSETS                                               116,527    2,239,133
                                                        -----------  -----------

                                   LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)          691,729      219,081
                                                        -----------  -----------
Total Current Liabilities                                  691,729      219,081
                                                        -----------  -----------

Going Concern (Note 2)

Related Party Transactions (Note 8)

Commitments (Note 11)

Subsequent Events (Note 13)

                         STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares
 authorized, Nil issued and outstanding (2008 - nil)
Common stock, $0.001 par value 50,000,000 shares
 authorized, 15,235,050 issued and outstanding
 (2008 -14,447,050)                                         15,235       14,447
Additional Paid-In Capital                              13,463,251   13,084,826
Deficit Accumulated During the Development Stage       (14,053,688) (11,079,221)
                                                        -----------  -----------
Total Stockholders' Equity (Deficit)                      (575,202)   2,020,052
                                                        -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       116,527    2,239,133
                                                        -----------  -----------

   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2009 and 2008 and the Period from Inception (March 1,
2005) to November 30, 2009
(Amounts expressed in US Dollars)

                                      Cumulative
                                    since inception       2009         2008
                                            $               $            $
EXPENSES:

  Research and Product Development      6,546,273      2,031,230    2,632,548
  Amortization                             20,597          9,348        8,652
  General and administration            7,759,412        941,702    1,834,237
                                      ------------   ------------ ------------

TOTAL OPERATING EXPENSES               14,326,282      2,982,280    4,475,437
                                      ------------   ------------ ------------

LOSS FROM OPERATIONS                  (14,326,282)    (2,982,280)  (4,475,437)

  Other Income                            272,594         7,813        73,651

 LOSS BEFORE INCOME TAXES             (14,053,688)    (2,974,467)  (4,401,786)

   Income taxes (Note 10)                       -              -            -
                                      ------------   ------------ ------------

NET LOSS AND COMPREHENSIVE LOSS       (14,053,688)    (2,974,467)  (4,401,786)
                                      ------------   ------------ ------------

  Loss per share - basic and diluted                       (0.20)       (0.31)
                                                     ------------ ------------
  Weighted average common shares outstanding          14,671,576   14,335,179
                                      ------------   ------------ ------------





   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Years Ended November 30, 2009 and 2008 and the Period from Inception (March 1,
2005) to November 30, 2009
(Amounts expressed in US Dollars)


                                                 Cumulative
                                               since inception       2009          2008
                                               ---------------       ----          ----
                                                      $                $             $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                        (14,053,688)     (2,974,467)   (4,401,786)
  Items not requiring an outlay of cash:
  Issue of shares for professional services         154,000               -             -
  Stock based compensation (included in
   general and administration expenses)           4,905,419         177,990     1,231,056
  Compensation expense for warrants issued
   (included in general and administration
   expenses)                                        361,317           4,223             -
  Loss on cancellation of common stock               34,400               -             -
  Amortization                                       20,597           9,348         8,652
  Changes in non-cash working capital:
  Prepaid expenses and other                        (31,172)         14,812        (9,196)
  Accounts payable and accrued liabilities          691,729         472,648        44,239
                                                ------------    ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES            (7,917,398)     (2,295,446)   (3,127,035)
                                                ------------    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment                (50,521)        (13,822)      (10,142)
                                                ------------    ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES               (50,521)        (13,822)      (10,142)
                                                ------------    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans/ (Repayments) from directors/shareholders          -               -             -
 Net Proceeds from issuance of common shares      7,966,650         197,000             -
 Cancellation of common stock                       (50,000)              -             -
 Exercise of stock options                          106,700               -        11,700
                                                ------------    ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         8,023,350         197,000        11,700
                                                ------------    ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE YEAR                             55,431      (2,112,268)   (3,125,477)
  Cash and cash equivalents, beginning of Year            -       2,167,699     5,293,176
                                                ------------    ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR               55,431          55,431     2,167,699
                                                ============    ============  ============
   INCOME TAXES PAID                                      -               -             -
                                                ============    ============  ============
   INTEREST PAID                                      -                -              -
                                                ============    ============  ============


   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the years ended November 30, 2009 and 2008 and the period from inception (March 1, 2005) to November 30, 2009.
(Amounts expressed in US Dollars)


                                  Number of     Common    Additional
                                   Common       Shares      Paid-in       Deficit
                                   Shares       amount      Capital     accumulated     Total
                                  ---------     ------    ----------    -----------     -----
                                                   $           $             $            $

Balance as of March 1, 2005              -           -            -             -            -
                                 ----------  ----------   ----------    ----------   ----------
Issuance of Common shares
for professional services        6,525,000       6,525       58,725             -       65,250
Issuance of common shares
  for cash                         397,880         398       99,072             -       99,470
  Net loss for the period                -           -            -      (188,699)    (188,699)
                                 ----------  ----------   ----------    ----------   ----------

Balance as of
  November 30, 2005              6,922,880       6,923      157,797      (188,699)     (23,979)

Issuance of common shares
 for cash                          956,000         956       94,644             -       95,600

Issuance of common shares
 for cash                          286,000         286       49,764             -       50,050
Issuance of common shares to
 consultant for services            50,000          50        8,700             -        8,750
Issuance of common shares
 for cash                        2,000,000       2,000      398,000             -      400,000
Exercise of stock options          950,000         950       94,050             -       95,000
Issuance of common shares
 for cash (net of agent
 commission)                       200,000         200      179,785             -      179,985
Stock subscriptions received                              1,165,500             -    1,165,500
Stock based compensation                 -           -    1,049,940             -    1,049,940
  Net loss for the year                  -           -            -    (1,660,799)  (1,660,799)
                                 ----------  ----------   ----------    ----------   ----------
Balance as of
   November 30, 2006            11,364,880      11,365    3,198,180    (1,849,498)   1,360,047

Issuance of common shares
 for stock

Subscriptions received in
 prior year                      1,165,500       1,165       (1,165)            -            -

Issuance of common shares
 for cash                        1,170,670       1,171    1,169,499                  1,170,670
Issuance of common shares
 for cash and services              50,000          50      154,950                    155,000
Issuance of common shares
 for cash (net of expenses)      2,139,000       2,139    4,531,236                  4,533,375
Cancellation of stock           (1,560,000)     (1,560)     (14,040)                   (15,600)
Stock based compensation                                  2,446,433                  2,446,433
Issue of warrants                                           357,094                    357,094
  Net loss for the year                  -           -            -    (4,827,937)  (4,827,937)
                                 ----------  ----------   ----------    ----------   ----------

Balance as of
 November 30, 2007              14,330,050      14,330   11,842,187    (6,677,435)   5,179,082
Exercise of stock options          117,000         117       11,583                     11,700
Stock based compensation                 -           -    1,231,056             -    1,231,056
Net loss for the year                    -           -            -    (4,401,786)  (4,401,786)
Balance as of
 November 30, 2008              14,447,050      14,447   13,084,826   (11,079,221)   2,020,052
Issuance of common shares
 for cash                          788,000         788      196,212                    197,000
Stock based compensation                 -           -      177,990             -      177,990
Compensation expense for warrants                             4,223                      4,223
Net loss for the year                    -           -            -    (2,974,467)  (2,974,467)
                                 ----------  ----------   ----------    ----------   ----------
Balance as of
 November 30, 2009              15,235,050      15,235    13,463,251  (14,053,688)    (575,202)
                                 ----------  ----------   ----------    ----------   ----------

   The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

1. BASIS OF PRESENTATION

     The financial  statements  which  include the accounts of Security  Devices
     International Inc. (the "Company") were prepared in accordance with US GAAP. The Company was incorporated under the laws of the state of placeStateDelaware on March 1, 2005.

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

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur expenses before establishing operating revenue. The Company has a need for additional working capital to fund its operating expenses and for the economic production of LEKTROX, which is currently being evaluated by the US Military. The Company's future success is dependent upon its continued ability to raise sufficient capital to fund operating expenses and the economic production of LEKTROX. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. In order to finance the continued
     development, the Company is working towards to raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company was able to raise $197,000 through issue of common shares and warrants. The Company further raised an additional $377,500 through the issue of common shares subsequent to the year (see note 13-subsequent events)

     The Company has incurred a loss of $ 2,974,467 during the year ended November 30, 2009 primarily due to its research and development activities. At November 30, 2009, the Company had an accumulated deficit during the development stage of $14,053,688 which includes a non- cash stock based compensation expense of $4,905,419 and compensation expense for warrants for $361,317.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

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

        b) Income Taxes

            Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

        c) Revenue Recognition

            The Company's revenue recognition policies are expected to follow common practice in the manufacturing industry, where in the Company will recognize revenue when delivery of its products manufactured has occurred, persuasive evidence of an agreement exists, the price is fixed or determinable, collect ability is reasonably assured and product cannot be returned for refund.

        d) Earnings (Loss) Per Share

           Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2009 and 2008 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2009, there were 3,768,000 options and 1,105,000 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2008, there were 3,768,000 options and 423,950 warrants outstanding, which were convertible into equal number of common shares of the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        e) Fair Values

           The Company carries cash and cash equivalents and accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature.

        f) Research and Product Development

           Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

        g) Stock-Based Compensation

           All awards granted to employees and non-employees after November 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of November 30, 2009 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended November 30, 2009 and 2008 was $177,990 and $1,231,056 respectively

        h) Foreign Currency

           The Company maintains its books, records and banking transactions in U.S. dollars which is its functional and reporting currency.

        i) Comprehensive loss

           Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)


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

        k) Asset Retirement Obligation

           Asset retirement obligations are recorded as a liability in the period in which the company incurs the obligation.

        l) Concentration of Credit Risk

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    p)  Recent Accounting Pronouncements

        FASB ASC TOPIC 805 - "Business Combinations." The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 810 - "Noncontrolling Interests." The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity;
        (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 815 - "Derivatives and Hedging." The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 944 - "Financial Services - Insurance." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    p)  Recent Accounting Pronouncements Cont'd

        evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 855 - "Subsequent Events." In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was October 31, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 105 - "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles." In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company's disclosure of the financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    p)  Recent Accounting Pronouncements Cont'd

        FASB ASC TOPIC 320 - "Recognition and Presentation of Other-Than-Temporary Impairments." In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 860 - "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities." In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 810 - "Consolidation of Variables Interest and Special Purpose Entities." In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    p)  Recent Accounting Pronouncements Cont'd

        a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

        FASB ASC TOPIC 820 - "Fair Value measurement and Disclosures", an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, "Fair Value Measurements and Disclosures". Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity's measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update is not expected to have a material impact on the Company's financial statements and disclosures.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    p)  Recent Accounting Pronouncements Cont'd

        FASB ASC TOPIC 740 - "Income Taxes", an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on the Company's financial statements and disclosures.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         2009            2008
                                                         -----           ----
           Accounts payable and accrued liabilities are comprised of the following:

               Trade payables                        $   658,932    $    2,950
               Accrued liabilities                        32,797       216,131
                                                      -----------    ----------
                                                     $   691,729    $  219,081
                                                      -----------    ----------

        Accrued liabilities relate primarily to audit, legal and accounting expenses (2008: research and development, audit, legal and accounting expenses)

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

        b) Issued

           15,235,050 Common shares (2008: 14,447,050 Common shares)

        c)  Changes to Issued Share Capital

        Year ended November 30, 2008
        ----------------------------

        The Company received $11,700 and issued 117,000 common shares on exercise of stock options by a director of the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

        Year ended November 30, 2009
        ----------------------------

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

         Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2009.

         Non-Qualified Stock Option Plan. SDI's Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available under this plan from 2,250,000 to 4,500,000 effective dateMonth10Day10Year2007October 10, 2007. The Company further amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on April 10, 2008.

         Stock Bonus Plan. SDI's Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2009.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

     6. STOCK BASED COMPENSATION-Cont'd

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

        Year ended November 30, 2009
        ----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

  6. STOCK BASED COMPENSATION-Cont'd

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

        For the year ended November 30, 2009 the Company has recognized in its financial statements additional stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

        December 17, 2008:
        -----------------

        Risk free rate                                                    2.95%
        Expected dividends                                                   0%
        Forfeiture rate                                                      0%
        Exercise price                                                   $0.50
        Volatility                                                      137.12%
        Increase in fair value due to reduction in
         exercise price of options                                 $0.03-$0.09
        Market price of Company's common stock on date
         of reduction in exercise price                                  $0.32
        Stock-based compensation cost expensed                        $114,688
        Unexpended stock-based compensation deferred
         over to next period                                              $Nil

        June 17, 2009:
        -------------

        Risk free rate                                                    2.95%
        Expected dividends                                                   0%
        Forfeiture rate                                                      0%
        Exercise price                                                   $0.25
        Volatility                                                      125.79%
        Increase in fair value due to reduction in
         exercise price of options                                 $0.02-$0.03
        Market price of Company's common stock on date of
         reduction in exercise price                                     $0.25
        Stock-based compensation cost expensed                         $63,302
        Unexpended stock-based compensation deferred over to
         next period                                                      $Nil
        As of November 30, 2009 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

 6. STOCK BASED COMPENSATION-Cont'd

     The  following  table   summarizes  the  options   outstanding   under  its
     Non-Qualified Stock Option Plan:

                                                        Number of shares
                                                   -------------------------
                                                   2009                 2008
                                                   ----                 ----

            Outstanding, beginning of year      3,768,000            2,890,000
            Granted                                     -            1,025,000
            Expired                                     -                    -
            Exercised                                   -             (117,000)
            Cancelled                                   -              (30,000)
                                             -------------        -------------
            Outstanding, end of year            3,768,000            3,768,000
                                             -------------        -------------
             Exercisable, end of year           3,768,000            3,768,000
                                             -------------        -------------

                                           Option price     Number of shares
                  Expiry date               per share      2009           2008
                  -----------               ---------      ----           ----
                  January 31, 2010            $1.20      120,000        120,000
                  May 21, 2010                $0.50       50,000              -
                  May 21, 2010                $2.25                      50,000
                  October 29, 2011            $0.25      300,000        300,000
                  October 29, 2011            $0.50      300,000        300,000
                  November 14, 2011           $0.25      100,000              -
                  November 14, 2011           $1.00            -        100,000
                  January 7, 2012             $0.25      125,000              -
                  January 7, 2012             $1.50            -        125,000
                  January 29, 2012            $0.50       40,000              -
                  January 29, 2012            $3.60                      40,000
                  April 23, 2012              $0.25      300,000              -
                  April 23, 2012              $2.75            -       300,000
                  October 12, 2012            $0.25    1,575,000              -
                  October 12, 2012            $1.20                   1,575,000
                  January 24, 2013            $0.10      108,000        108,000
                  April 11, 2013              $1.50            -        750,000
                  April 11, 2013              $0.50      150,000
                  April 11, 2013              $0.25      600,000              -
                                                       ---------      ---------
                  TOTAL                                3,768,000      3,768,000
                                                       ---------      ---------

          Weighted average exercise price:
          Options outstanding at end of year           $    0.29           1.27
          Options granted during the year              $       -           1.23
                                                       ---------      ---------
          Options exercised during the year            $       -           0.10
                                                       ---------      ---------
          Options cancelled during the year            $       -           1.20
                                                       ---------      ---------

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)


  6. STOCK BASED COMPENSATION-Cont'd

        The weighted average remaining contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:

                                                         2009          2008
                                                         ------------------
                                                         (Years)     (Years)
        Total outstanding options                         2.7          3.7
        Total exercisable options                         2.7          3.7

     7. STOCK PURCHASE WARRANTS

        Year ended November 30, 2008
        ----------------------------
        The Company did not issue any warrants during the year ended November 30, 2008

        Year ended November 30, 2009
        ----------------------------
        On August 19, 2009 the Company sold 788,000 units to a group of private investors. Each unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to June 15, 2010.
                                       Number of
                                        Warrants        Exercise       Expiry
                                        Granted          Prices         Date
                                                            $
                 Outstanding at                                               -
          November 30, 2006 and
         average exercise price               -             -
           Granted in year 2007          17,000           0.5         5/31/2017
           Granted in year 2007         250,000           0.5         10/5/2014
           Granted in year 2007          50,000           0.5         10/5/2014
           Granted in year 2007         106,950          2.81         4/25/2009
                      Exercised               -             -
                      Forfeited               -             -
                      Cancelled               -             -
                                ------------------------------
                 Outstanding at         423,950          1.08
          November 30, 2007 and
         average exercise price
           Granted in year 2008               -             -
                      Exercised               -             -
                      Forfeited               -             -
                      Cancelled               -             -
                                ------------------------------
                 Outstanding at         423,950          1.08
          November 30, 2008 and
         average exercise price
           Granted in year 2009         788,000           0.5         6/15/2010
                      Exercised               -             -

              Forfeited/Expired        (106,950)       (2.81)
                      Cancelled               -             -
                                ------------------------------
Exercisable at November 30, 2009      1,105,000          0.70
Exercisable at November 30, 2008        423,950          1.08

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

     7. STOCK PURCHASE WARRANTS-Cont'd

        The weighted average remaining contractual term of the total outstanding, and the total exercisable warrants were as follows:

                                                        2009         2008
                                                        -----------------
                                                        (Years)    (Years)

        Total outstanding options                         1.8        4.7
        Total exercisable options                         1.8        4.7

     8. RELATED PARTY TRANSACTIONS

        The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

        Year ended November 30, 2009:

        a) A Company Director has charged the Company a total amount of $6,000 for providing office space during the year ended November 30, 2009.

        b) The directors were compensated from January 1, 2009 as per their consulting agreements with the Company. One director was paid $110,000 as consulting fee and $16,500 as automobile allowance; one director was paid $68,750 as consulting fee and $11,000 as automobile allowance; one director was paid $40,000 as consulting fee and $11,000 as automobile allowance.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

     8. RELATED PARTY TRANSACTIONS-Cont'd

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

        e) On June 17, 2009, the Company further approved the reduction of the exercise price of 317,000 outstanding warrants which had earlier been issued to directors at $0.50 per share to a new exercise price of $0.25 per share, with all other terms of the original issue remaining the same. The Company expensed this additional non-cash compensation expense relating to this modification for $ 4,223.

        f) The Company expensed $ 21,300 being cost for services rendered by the CFO for the year ended November 30, 2009.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)


   9. PLANT AND EQUIPMENT, NET

        Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:


                Computer equipment          30%   declining balance method

                Furniture and Fixtures      30%   declining balance method


                                   Nov 30, 2009               Nov 30, 2008
                                           Accumulated              Accumulated
                                  Cost    Amortization     Cost    Amortization
                                    $           $            $           $

        Computer equipment       35,211       14,113       22,958       8,102
        Furniture and fixtures   15,310        6,484       13,741       3,147
                                -------      -------      -------     --------
                                 50,521       20,597       36,699      11,249
                                -------      -------      -------     --------

                Net carrying amount      $29,924               $25,450
                                         -------               -------

         Amortization expense            $ 9,348               $ 8,652
                                         -------               -------

     10. INCOME TAXES

        The Company has certain non-capital losses of approximately $8,501,446 (2008: $5,704,969) available, which can be applied against future taxable income and which expire as follows:

        2025 $   188,494
        2026 $   609,991
        2027 $ 1,731,495
        2028 $ 3,174,989
        2029 $ 2,796,477

             $ 8,501,446

        Reconciliation of statutory tax rate to the effective income tax rate is as follows:

        Federal statutory income tax rate                                35.0 %
        Deferred tax asset valuation allowance                          (35.0)%
                                                                      --------
        Effective rate                                                   (0.0)%
                                                                      ========

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)


     10. INCOME TAXES-Cont'd

     Deferred tax asset components as of November 30, 2009 and 2008 are as follows:

                                                         2009            2008
     Operating losses available to offset future
      income-taxes                                 $  8,501,446    $  5,704,969
                                                   -------------   -------------
     Expected Income tax recovery at statutory
      rate of 35% (2008: 34.0%)                     ($2,975,506)    ($1,939,689)
           Valuation Allowance                       $2,975,506      $1,939,689
                                                   -------------   -------------
           Net deferred tax assets                            -             -
                                                   -------------   -------------

        As the company is in the development stage and has not yet earned any revenue, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2009 and 2008.

     11. COMMITMENTS

     (a) The company has commitments for leasing office premises in Toronto,Ontario,Canada to November 30, 2010. The annual commitments, excluding proportionate realty and maintenance costs and taxes are as follows:

                 Year ended November 30, 2010    $ 9,812
                                                 -------
                                                 $9,812

     (b)  On  February  4,  2009 the  Company's  directors  approved  consulting agreements with three of the Company's officers. The consulting agreement with Greg Sullivan was modified to increase the monthly consulting fees from $ 3,125 per month to $5,000 per month commencing September 2009. The consulting agreements, which are effective retroactive to January 1, 2009, provide that the officers will consult with the Company in the areas of corporate operations and product development. The terms of the consulting agreements effective as of November 30, 2009 are shown below. The consulting agreements terminate on December 31, 2009.

                                                               Monthly
                                          Monthly             Automobile
        Name of Officer               Consulting Fee          Allowance
        ---------------               --------------          ---------

        Sheldon Kales                     $10,000               $1,500
        Boaz Dor                          $ 6,250               $1,000
        Greg Sullivan                     $ 5,000               $1,000

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

11. COMMITMENTS-Cont'd

     On January 1, 2010, the Company's directors renewed consulting agreements with three of the Company's officers on the following terms:

                                         Monthly
                      Monthly       Consulting Fees for            Expiration of
                  Consulting fees    February through       Car     Consulting
Name              for January 2009     December 2010     Allowance   Agreement
----              ----------------  -------------------  --------- -------------

Sheldon Kales         $5,000              $6,500               --    12-31-2010
Boaz Dor              $5,000              $6,500               --    12-31-2010
Gregory Sullivan      $5,000              $6,500               --    12-31-2010

     (c) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or is unable to continue operations, or is unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, irrevocable, worldwide, assignable, sub licensable, perpetual license to further develop and to market the Company's electric bullet and rubber bullet technology. The Company will negotiate a royalty in the event such rights are granted to the contractor.

     12. SEGMENT DISCLOSURES

        The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research and product development for its wireless electric ammunition. All assets of the business are located in Canada.

    13. SUBSEQUENT EVENTS

        The Company has reviewed subsequent events up to February 20, 2010. Subsequent events are as follows:

        On December 4, 2009, the Company approved the reduction of the exercise price of 300,000 outstanding options which had earlier been issued at a price of $0.50 to a new option price of $0.25 per share, with all other terms of the original grant remaining the same. The Company will expense this additional non-cash stock based compensation expense relating to this modification for $6,534 in the first quarter of 2010..

        On December 4, 2009, the Company approved the extension of the expiration of 2,900,000 outstanding options from their initial expiry date ranging from November 2011 to April 2013 to a new expiration date of June 30, 2014 with all other terms of the original grant remaining the same. The Company will expense this additional non-cash stock based compensation expense relating to this modification for $106,036 in the first quarter of 2010.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2009 and 2008
(Amounts expressed in US Dollars)

    13. SUBSEQUENT EVENTS-Cont'd

        On January 4, 2010, the board of directors granted options to a director to acquire 100,000 common shares at an exercise price of $0.25 per share. All of these options vested immediately and have an expiry of five years. Stock based compensation cost of $23,677 will be expensed in the first quarter of 2010.

        On January 4, 2010 the Company completed the placement for 1,510,000 common shares to private investors. The shares were sold at a price of $0.25 per common share for a total consideration of $377,500. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in1933 in this connection.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2010.

                                  SECURITY DEVICES INTERNATIONAL INC.


February 28, 2010                     By   /s/ Sheldon Kales
                                           ------------------------------------
                                           Sheldon  Kales, President and
                                           Principal Executive Officer


February 28, 2010                     By   /s/ Rakesh Malhotra
                                           ------------------------------------
                                           Rakesh Malhotra, Principal Financial
                                           and Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date
/s/ Sheldon Kales
--------------------------
Sheldon Kales                       Director             February 28, 2010

/s/ Boaz Dor
--------------------------
Boaz Dor                            Director             February 28, 2010

/s/ Gregory Sullivan
--------------------------
Gregory Sullivan                    Director             February 28,  2010

                      SECURITY DEVICES INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K


                                    EXHIBITS