Form 10-Q
period 2010-02-28
Security Devices International Inc.
filed 2010-04-14
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2010

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

                           2171 Avenue Rd., Suite 103
                         Toronto, Ontario Canada M5M 4B4
                   ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Larger accelerated filer [  ]                     Accelerated filer [  ]
Non-accelerated filer [  ]                        Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).      Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,745,050 shares outstanding as of April 12, 2010.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                                                         Page No

Interim Balance Sheets as at February 28, 2010 and November 30, 2009         1

Interim Statement of Operations for the three months ended
February 28, 2010 and February 28, 2009                                      2

Interim Statement of Cash Flows for the three months ended
February 28, 2010 and February 28, 2009                                      3

Interim Statements of changes in Stockholders' Deficit for the three months ended February 28, 2010 and for the period from inception
(March 1, 2005) to November 30, 2009                                         4

Condensed Notes to Interim Financial Statements                            5-11

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2010 and November 30, 2009
(Amounts expressed in US Dollars)

                                                      February 28,  November 30,
                                                              2010         2009
                                                       (unaudited)     (audited)
                          ASSETS                            $               $

CURRENT
   Cash                                                   51,573         55,431
   Prepaid expenses and other                             27,528         31,172
                                                      -----------    -----------

Total Current Assets                                      79,101         86,603
Plant and Equipment, net (Note 4)                         27,680         29,924
                                                      -----------    -----------
TOTAL ASSETS                                             106,781        116,527
                                                      -----------    -----------

                          LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              777,530        691,729
                                                      -----------    -----------
Total Current Liabilities                                777,530        691,729
                                                      -----------    -----------

Going Concern (note 2)

Related Party Transactions (note 7)

Commitments (note 8)

                      STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares
 authorized, Nil issued and outstanding (2009 - nil)
Common stock, $0.001 par value 50,000,000 shares
 authorized, 16,745,050 issued and outstanding
 (2009 -15,235,050)                                       16,745         15,235
Additional Paid-In Capital                            13,912,734     13,463,251
Deficit Accumulated During the Development Stage     (14,600,228)   (14,053,688)
                                                      -----------    -----------

Total Stockholders' Deficit                             (670,749)      (575,202)
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              106,781        116,527


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended February 28, 2010 and February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)
                                                        For the      For the
                                       Cumulative       quarter      quarter
                                     since inception     ended        ended
                                     (March 1, 2005)  February 28,  February 28,
                                                         2010          2009
                                            $              $             $

 OPERATING EXPENSES:

 Research and Product
   Development Cost                      6,817,486       271,213       536,393
 Amortization                               22,841         2,244         1,978
 General and Administration              8,032,495       273,083       273,261
                                       ------------  ------------  ------------
 TOTAL OPERATING EXPENSES               14,872,822       546,540       811,632
                                       ------------  ------------  ------------

 LOSS FROM OPERATIONS                  (14,872,822)     (546,540)     (811,632)

        Other Income-Interest              272,594             -         3,054
                                       ------------  ------------  ------------
 LOSS BEFORE INCOME TAXES              (14,600,228)     (546,540)     (808,578)

 Income taxes                                    -             -             -
                                       ------------  ------------  ------------

  NET LOSS                             (14,600,228)     (546,540)     (808,578)
                                       ------------  ------------  ------------

  Loss per share - basic and diluted                       (0.03)        (0.06)
                                                     ------------  ------------
  Weighted average common shares
    outstanding                                       16,174,606    14,447,050
                                                     ------------  ------------

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Three Months Ended February 28, 2010 and February 28, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)
                                                        For the      For the
                                       Cumulative       quarter      quarter
                                     since inception     ended        ended
                                     (March 1, 2005)  February 28,  February 28,
                                                          2010         2009
                                             $              $            $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period              (14,600,228)     (546,540)     (808,578)
Items not requiring an outlay
of cash:
 Issue of shares for professional
  services                                 154,000             -             -
 Stock based compensation (included
  in general and administration
  expenses)                              4,998,912        93,493       114,688
 Compensation expense for warrants
 issued
 (Included in general and
 administration expenses)                  361,317             -             -
 Loss on cancellation of common stock       34,400             -             -
 Amortization                               22,841         2,244         1,978
 Changes in non-cash working capital:
 Prepaid expenses and other                (27,528)        3,644        10,905
 Accounts payable and accrued liabilities  777,530        85,801        37,099
                                       ------------  ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES   (8,278,756)     (361,358)     (643,908)
                                       ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment      (50,521)             -      (3,442)
                                       ------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES     (50,521)             -      (3,442)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of
   common shares                         8,324,150       357,500             -
  Cancellation of common stock             (50,000)            -             -
  Exercise of stock options                106,700             -             -
                                       ------------  ------------  ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              8,380,850       357,500             -
                                       ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH
 FOR THE PERIOD                             51,573        (3,858)     (647,350)
  Cash, beginning of period                      -        55,431     2,167,699
                                       ------------  ------------  ------------
CASH, END OF PERIOD                         51,573        51,573     1,520,349
                                       ============  ============  ============

INCOME TAXES PAID                                -             -             -
                                       ============  ============  ============

INTEREST PAID                                    -             -             -
                                       ============  ============  ============

             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Three months ended February 28, 2010 and for Period from Inception (March 1,
2005) to November 30, 2009.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


                                     Number of        Common    Additional       Deficit
                                      Common          Shares     Paid-in    Accumulated During
                                      Shares          amount     Capital     Development Stage      Total
                                     ---------        ------    ----------  ------------------      -----
                                                         $           $               $                $
Balance as of March 1, 2005                 -             -             -               -               -
Issuance of Common shares
 for professional services          6,525,000         6,525        58,725               -          65,250
Issuance of common shares for cash    397,880           398        99,072                          99,470
  Net loss for the period                   -             -             -        (188,699)       (188,699)
                                  ------------   -----------  ------------    ------------    ------------
Balance as of
  November 30, 2005                 6,922,880         6,923       157,797        (188,699)        (23,979)

Issuance of common shares for cash    956,000           956        94,644               -          95,600

Issuance of common shares for cash    286,000           286        49,764               -          50,050
Issuance of common shares  to
    consultant for services            50,000            50         8,700               -           8,750
Issuance of common shares for cash  2,000,000         2,000       398,000               -         400,000
Exercise of stock options             950,000           950        94,050               -          95,000
Issuance of common shares for cash
    (net of agent commission)         200,000           200       179,785               -         179,985
Stock subscriptions received                                    1,165,500               -       1,165,500
Stock based compensation                    -             -     1,049,940               -       1,049,940
  Net loss for the year                     -             -             -      (1,660,799)     (1,660,799)
                                  ------------   -----------  ------------    ------------    ------------
Balance as of
   November 30, 2006               11,364,880        11,365     3,198,180      (1,849,498)      1,360,047

Issuance of common shares
for stock
Subscriptions received in
   prior year                       1,165,500         1,165        (1,165)              -               -

Issuance of common shares for cash  1,170,670         1,171     1,169,499                       1,170,670
Issuance of common shares for cash
    and services                       50,000            50       154,950                         155,000
Issuance of common shares for cash
    (net of expenses)               2,139,000         2,139     4,531,236                       4,533,375
Cancellation of stock              (1,560,000)       (1,560)      (14,040)                        (15,600)
Stock based compensation                                        2,446,433                       2,446,433
Issue of warrants                                                 357,094                         357,094
  Net loss for the year                     -             -             -      (4,827,937)     (4,827,937)
                                  ------------   -----------  ------------    ------------    ------------
Balance as of November 30, 2007    14,330,050        14,330    11,842,187      (6,677,435)      5,179,082
Exercise of stock options             117,000           117        11,583                          11,700
Stock based compensation                    -             -     1,231,056               -       1,231,056
Net loss for the year                       -             -             -      (4,401,786)     (4,401,786)
                                  ------------   -----------  ------------    ------------    ------------
Balance as of November 30, 2008    14,447,050        14,447    13,084,826     (11,079,221)      2,020,052
Issuance of common shares for cash    788,000           788       196,212                         197,000
Stock based compensation                    -             -       177,990               -         177,990
Compensation expense for warrants                                   4,223                           4,223
Net loss for the year                       -             -             -      (2,974,467)     (2,974,467)
                                  ------------   -----------  ------------    ------------    ------------
Balance as of November 30, 2009    15,235,050        15,235    13,463,251     (14,053,688)       (575,202)
Issuance of common shares for cash  1,510,000         1,510       355,990                         357,500
Stock based compensation                                           93,493                          93,493
Net loss for the period                                                          (546,540)       (546,540)
                                  ------------   -----------  ------------    ------------    ------------
Balance as of February 28, 2010    16,745,050        16,745    13,912,734     (14,600,228)       (670,749)
                                  ------------   -----------  ------------    ------------    ------------

             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2009. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2010 and November 30, 2009, the results of its operations for the three-month periods ended February 28, 2010 and February 28, 2009, and its cash flows for the three-month periods ended February 28, 2010 and February 28, 2009. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 28, 2010 are not necessarily indicative of results to be expected for the full year.

     The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.   NATURE OF OPERATIONS AND GOING CONCERN

     The Company has completed the development of a fully operational 40MM long range LEKTROX, a unique line of wireless electric ammunition for use in military, homeland security, law enforcement, and professional and home security scenarios and the Company is now planning for a production line. LEKTROX has been specially designed for use with standard issue riot guns and M203 grenade launchers. This will allow military, law enforcement agencies etc. to quickly deploy LEKTROX without the need for lengthy, complex training methods or significant functional adjustments to vehicles or personal equipment. Simplicity of use is also a key benefit for the home security market where most users have little or no specialized training. LEKTROX is a 3rd generation electric solution. First generation solutions were electric batons and hand-held

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.   NATURE OF OPERATIONS-Cont'd

     stun guns which had a range of an arm's length. 2nd generations were the wired electric charge solutions. 3rd generations are the wireless electric bullets.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur expenses before establishing operating revenue. The Company has a need for additional working capital to fund its operating expenses and for the economic production of LEKTROX, which is currently being evaluated by the US Military. The Company's future success is dependent upon its continued ability to raise sufficient capital to fund operating expenses and the economic production of LEKTROX. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. In order to finance the continued
     development, the Company is working towards to raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company was able to raise $197,000 through issue of common shares and warrants. The Company further raised an additional $357,500 net through the issue of common shares during the quarter ended February 28, 2010.

     The Company has incurred a loss of $546,540 during the three month period ended February 28, 2010 primarily due to its research and development activities. At February 28, 2010, the Company had an accumulated deficit during the development stage of $14,600,228 which includes a non- cash stock based compensation expense of $4,998,912 and compensation expense for warrants for $361,317.

3.   RESEARCH AND PRODUCT DEVELOPMENT

     Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


4.   PLANT AND EQUIPMENT, NET

     Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

            Computer equipment                 30%   declining balance method
            Furniture and Fixtures             30%   declining balance method


                                                   February 28, 2010                   November 30, 2009
                                              -------------------------------       ------------------------
                                                                  Accumulated                    Accumulated
                                                  Cost           Amortization       Cost        Amortization
                                                   $                   $              $               $
                                              --------------------------------------------------------------

           Computer equipment                    35,211              15,696         35,211         14,113
           Furniture and fixtures                15,310               7,145         15,310          6,484
                                                --------            --------       --------       --------
                                                 50,521              22,841         50,521         20,597
                                                --------            --------       --------       --------
           Net carrying amount                            $27,680                           $29,924
                                                          --------                          --------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


       b)  Issued

                16,745,050 Common shares

           c)    Changes to Issued Share Capital

     Year ended November 30, 2009
     ----------------------------

     On August 19, 2009 the Company sold 788,000 units to a group of private investors. Each unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to June 15, 2010. The shares were sold at a price of $0.25 per unit. The shares of common stock are, and any shares issuable upon the exercise of warrants will be, restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection

     Three month period ended February 28, 2010
     ------------------------------------------

     On January 4, 2010 the Company completed the placement for 1,510,000 common shares to private investors. The shares were sold at a price of $0.25 per common share for a total consideration of $377,500. The Company paid $20,000 as finder's fees. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by
     Section 4(2) of the Securities Act of 1933 in this connection.

6.   STOCK BASED COMPENSATION

     On December 4, 2009, the Company approved the reduction of the exercise price of 300,000 outstanding options which had earlier been issued at a price of $0.50 to a new option price of $0.25 per share, with all other terms of the original grant remaining the same. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $6,534. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.   STOCK BASED COMPENSATION-cont'd

           Risk free rate                                                2.61%
           Expected dividends                                               0%
           Forfeiture rate                                                  0%
           Volatility                                                  173.24%
           Exercise price                                               $0.25
           Increase in fair value due to reduction in exercise
              price of options                                          $0.02
           Market price of Company's common stock on date of
            reduction in exercise price                                 $0.25
           Stock-based compensation cost expensed                      $6,534

          On December 4, 2009, the Company approved the extension of the expiration of 2,900,000 outstanding options from their initial expiry date ranging from November 2011 to April 2013 to a new expiration date of June 30, 2014 with all other terms of the original grant remaining the same. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $106,036. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                  Risk free rate                                         2.61%
                  Expected dividends                                        0%
                  Forfeiture rate                                           0%
                  Volatility                                           173.24%
                  Stock-based compensation cost expensed              $63,282

          On January 4, 2010, the board of directors granted options to a director to acquire 100,000 common shares at an exercise price of $0.25 per share. All of these options vested immediately and have an expiry of five years. The Company expensed stock based compensation cost of $23,677. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                  Risk free rate                                         2.61%
                  Expected dividends                                        0%
                  Forfeiture rate                                           0%
                  Volatility                                           170.69%

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.   STOCK BASED COMPENSATION-Cont'd

                  Market price of Company's common stock on date
                      of grant of options                               $0.25
                   Stock-based compensation cost expensed             $23,677

     As of February 28, 2009 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

7.   RELATED PARTY TRANSACTIONS

     a) A Company Director has charged the Company a total amount of $1,500 for providing office space during the quarter ended February 29, 2009.

     b) The directors were compensated from December 1, 2009 as per their consulting agreements with the Company. One director was paid $21,500 as consulting fee and $3,000 as automobile allowance; one director was paid $17,750 as consulting fee and $2,000 as automobile allowance; one director was paid $16,500 as consulting fee and $2,000 as automobile allowance.

     c) On December 4, 2009 the board of directors approved extension of the expiration of outstanding options from their initial expiry date to a new expiration date of June 30, 2014 with all other terms of the original grant remaining the same.

          1. Extension of the expiration of 1,150,000 outstanding options already issued to three directors from their initial expiry date to a new expiration date of June 30, 2014

          2. Extension of the expiration of 300,000 outstanding options already issued to an officer from their initial expiry date to a new expiration date of June 30, 2014.

     Stock based compensation cost relating to the extension in the expiry date of the outstanding options issued to three directors and an officer, as above, amounting to $30,213 has been expensed to general and administration expense.

     d) On January 4, 2010, the board of directors granted options to a director to acquire 100,000 common shares at an exercise price of $0.25 per share. All of these options vested immediately and have an expiry of five years. The Company expensed stock based compensation cost of $23,677.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.     COMMITMENTS

     a) On January 1, 2010, the Company's directors renewed consulting agreements with three of the Company's officers on the following terms:

                                   Monthly
                             Consulting Fees for  Expiration of
                              February through         Car         Consulting
         Name                   December 2010        Allowance      Agreement
         ----                 -----------------   --------------   ----------

        Sheldon Kales              $6,500                  --      12-31-2010
        Boaz Dor                   $6,500                  --      12-31-2010
        Gregory Sullivan           $6,500                  --      12-31-2010

     b) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or be unable to continue operations, or be unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, perpetual, irrevocable, worldwide, assignable, sub licensable, license to further develop and to market the Company's electric bullet and BIP technology. The Company will negotiate a royalty with the contractor in the event of granting such rights to the contractor.

Management's Discussion and Analysis of Financial Condition and Results of Operation

     SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2010 has not generated any revenue.

     During the three months ended February 28, 2010:

     o Research and Product Development expenses were lower since the development of the Company's products was nearing completion.

     o    General and administrative expenses were comparable with prior period.

     During the period from inception (March 1, 2005) through February 28, 2010 SDI's operations used $8,278,756 in cash. During this period SDI:

     o    purchased $50,521 of equipment;
     o    raised  $8,274,150  (net) from the sale of shares of its common stock;
          and
     o raised $106,700 from three of its officers and directors upon the exercise of options to purchase 1,067,000 shares of common stock.

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

     As of February 28, 2010 SDI had developed a fully operational Long Range LEKTROX (40MM) and was planning a production line.

     SDI anticipates that its capital requirements for the twelve-month period ending February 28, 2011 will be:

         Development and Preproduction costs                   $1,500,000
         General and Administrative Expenses                      375,000
                                                               -----------
                Total                                          $1,875,000
                                                               ===========

     Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of February 28, 2010.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

                                     PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In January 2010 SDI sold, in a private offering, 1,510,000 shares of its common stock at a price of $0.25 per share. The Company paid $20,000 as finder's fees in connection with the sale of these shares.

     SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities. The investors in this offering were provided with full information regarding SDI. There was no general solicitation in connection with this private offering. The investors in this offering acquired SDI's securities for their own accounts. The certificates representing the shares of common stock issued to the investors bear restricted legends providing that the shares cannot be sold except pursuant to an effective registration statement or an exemption from registration.

Item 4 and 4T.  Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2010, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, SDI's Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended February 28, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


                                   SECURITY DEVICES INTERNATIONAL, INC.

Date:  April 13, 2010
                                   By:  /s/ Sheldon Kales
                                        -----------------------------------
                                        Sheldon Kales, President and Principal
                                         Executive Officer



Date:  April 13, 2010
                                   By:  /s/ Rakesh Malhotra
                                        -----------------------------------
                                        Rakesh Malhotra, Principal Financial and
                                         Accounting Officer