Form 10-Q
period 2010-05-31
Security Devices International Inc.
filed 2010-07-15
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 31, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the transition period from _____ to _______

                          Commission File Number: None

                      Security Devices International, Inc.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                           Applied For
          ------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                           2171 Avenue Rd., Suite 103
                         Toronto, Ontario Canada M5M 4B4
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

          Registrant's telephone number including area code:  (416) 787-1871

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]       Accelerated filer [  ]
Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,745,050 shares outstanding as of May 31, 2010.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2010
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2010
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                                                         Page No

Interim Balance Sheets as at May 31, 2010 and November 30, 2009               1

Interim Statement of Operations for the six months and three months ended May 31, 2010 and May 31, 2009 and the period from
Inception (March 1, 2005) to May 31, 2010                                     2

Interim Statement of Cash Flows for the six months ended
May 31, 2010 and May 31, 2009                                                 3

Interim Statements of changes in Stockholders' Equity for
the six months ended May 31, 2010 and for the period from
inception (March 1, 2005) to November 30, 2009                                4

Condensed Notes to Interim Financial Statements                            5-13

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2010 and November 30, 2009
(Amounts expressed in US Dollars)
                                                     May 31,       November 30,
                                                      2010             2009
                                                     -------       ------------
                                                   (unaudited)       (audited)
                       ASSETS                           $                $
CURRENT
   Cash                                                 892           55,431
   Prepaid expenses and other                        14,962           31,172
                                                  ----------       ----------

Total Current Assets                                 15,854           86,603
Plant and Equipment, net (Note 4)                    25,436           29,924
                                                  ----------       ----------
TOTAL ASSETS                                         41,290          116,527
                                                  ----------       ----------
                     LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities         877,235          691,729
   Advances from a non-related party (note 9)        50,000                -
   Due to related parties (note 7)                   32,250                -
                                                  ----------       ----------
Total Current Liabilities                           959,485          691,729
                                                  ----------       ----------
Going Concern (note 2)

Related Party Transactions (note 7)

Commitments (note 8)

Subsequent events (note 10)


              STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000
   shares authorized, Nil issued and outstanding
   (2009 - nil)
Common stock, $0.001 par value 50,000,000 shares
   authorized, 16,745,050 issued and outstanding
   (2009 - 15,235,050)                                16,745          15,235
Additional Paid-In Capital                        13,986,860      13,463,251
Deficit Accumulated During the Development Stage (14,921,800)    (14,053,688)
                                                 -----------     -----------

Total Stockholders' Deficit                         (918,195)       (575,202)
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           41,290         116,527
                                                 -----------     -----------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Six Months and Three Months Ended May 31, 2010 and May 31, 2009 and the Period from inception
(March 1, 2005) to May 31, 2010 (Amounts expressed in US
Dollars) (Unaudited- Prepared by Management)

                                          For the      For the      For the       For the
                                         six months   six months  three months  three months
                            Cumulative     ended        ended        ended         ended
                              Since       May 31,       May 31,      May 31,       May 31,
                            inception      2010          2009         2010          2009
                                             $            $             $             $
OPERATING EXPENSES:

Research and Product
Development Cost           6,977,494      431,221     1,152,676     160,008        616,283
Amortization                  25,085        4,488         4,142       2,244          2,164
General and administration
  (note 6)                 8,191,815      432,403       447,771     159,320        174,510
                           ---------     --------     ---------    --------       --------

TOTAL OPERATING EXPENSES  15,194,394      868,112     1,604,589     321,572        792,957
                         -----------     --------    ----------    --------       --------

LOSS FROM OPERATIONS     (15,194,394)    (868,112)   (1,604,589)   (321,572)      (792,957)

Other Income-Interest        272,594           --         3,054          --             --
                        ------------     --------    ----------    --------      ---------

LOSS BEFORE INCOME TAXES (14,921,800)    (868,112)   (1,601,535)   (321,572)      (792,957)

Income taxes                      --           --            --          --             --
                        ------------     --------    ----------    --------      ---------

NET LOSS                 (14,921,800)    (868,112)   (1,601,535)   (321,572)      (792,957)
                        ------------     --------    ----------    --------      ---------

Loss per share - basic
  and diluted                               (0.05)        (0.11)      (0.02)         (0.06)
                        ------------     --------    ----------  ----------      ---------

Weighted average common
  shares outstanding                   16,462,962    14,447,050  16,745,050     14,447,050
                        ------------   ----------    ----------  ----------     ----------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Six Months Ended May 31, 2010 and May 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)
                                                           For the      For the
                                                          six months  six months
                                           Cumulative       ended       ended
                                         since inception    May 31,     May 31,
                                         (March 1, 2005)    2010         2009
                                                $             $            $

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss for the period                  (14,921,800)   (868,112)   (1,601,535)
  Items not requiring an outlay of cash:
   Issue of shares for professional services  154,000           -             -
   Stock based compensation (included in
     general and administration expenses)   5,012,238     106,819       114,688
   Compensation expense for warrants issued
     (Included in general and administration
      expenses)                               361,317           -             -
   Loss on cancellation of common stock        34,400           -             -
   Amortization                                25,085       4,488         4,142
   Changes in non-cash working capital:
   Prepaid expenses and other                 (14,962)     16,210        15,667
   Due to related parties                      32,250      32,250             -
   Accounts payable and accrued liabilities   877,235     185,506         3,297
                                          -----------   ---------   -----------

NET CASH USED IN OPERATING ACTIVITIES      (8,440,237)   (522,839)   (1,463,741)
                                          -----------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment          (50,521)          -        (3,442)
                                          -----------   ---------   -----------

NET CASH USED IN INVESTING ACTIVITIES         (50,521)          -        (3,442)
                                          -----------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of
    common shares                           8,324,150     357,500             -
  Stock subscriptions received                 50,000      50,000             -
  Cancellation of common stock                (50,000)          -             -
  Advances from a non related party            50,000      50,000
  Exercise of stock options                   117,500      10,800             -
                                          -----------   ---------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES   8,491,650     468,300             -
                                          -----------   ---------   -----------

NET INCREASE (DECREASE) IN CASH
 FOR THE PERIOD                                   892     (54,539)   (1,467,183)
  Cash, beginning of period                         -      55,431     2,167,699
                                          -----------   ---------   -----------
CASH, END OF PERIOD                               892         892       700,516
                                          ===========   =========   ===========
INCOME TAXES PAID                                   -           -             -
                                          ===========   =========   ===========
INTEREST PAID                                       -           -             -
                                          ===========   =========   ===========


             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Six months ended May 31, 2010 and for Period from Inception (March 1, 2005) to November 30, 2009.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


                                     Number of       Common     Additional        Deficit
                                      Common         Shares      Paid-in     Accumulated During
                                      Shares         amount      Capital      Development Stage       Total
                                                       $            $                $                  $
                                     ----------      ------     ----------   ------------------       -----

Balance as of March 1, 2005                  -             -             -                -                 -
Issuance of Common shares
 for professional services           6,525,000         6,525        58,725                -            65,250
Issuance of common shares for cash     397,880           398        99,072                             99,470
  Net loss for the period                    -             -             -         (188,699)         (188,699)
                                   ------------  ------------  ------------     ------------      ------------
Balance as of November 30, 2005      6,922,880         6,923       157,797         (188,699)          (23,979)
                                   ------------  ------------  ------------     ------------      ------------
Issuance of common shares for cash     956,000           956        94,644                -            95,600

Issuance of common shares for cash     286,000           286        49,764                -            50,050
Issuance of common shares  to
 consultant for services                50,000            50         8,700                -             8,750
Issuance of common shares for cash   2,000,000         2,000       398,000                -           400,000
Exercise of stock options              950,000           950        94,050                -            95,000
Issuance of common shares for cash
 (net of agent commission)             200,000           200       179,785                -           179,985
Stock subscriptions received                                     1,165,500                -         1,165,500
Stock based compensation                     -             -     1,049,940                -         1,049,940
  Net loss for the year                      -             -             -       (1,660,799)       (1,660,799)
                                   ------------  ------------  ------------     ------------      ------------
Balance as of November 30, 2006     11,364,880        11,365     3,198,180       (1,849,498)        1,360,047

Issuance of common shares for stock
Subscriptions received in prior year 1,165,500         1,165        (1,165)               -                 -
Issuance of common shares for cash   1,170,670         1,171     1,169,499                          1,170,670
Issuance of common shares for cash
 and services                           50,000            50       154,950                            155,000
Issuance of common shares for cash
 (net of expenses)                   2,139,000         2,139     4,531,236                          4,533,375
Cancellation of stock               (1,560,000)       (1,560)      (14,040)                           (15,600)
Stock based compensation                                         2,446,433                          2,446,433
Issue of warrants                                                  357,094                            357,094
  Net loss for the year                      -             -             -       (4,827,937)       (4,827,937)
                                   ------------  ------------  ------------     ------------      ------------
Balance as of November 30, 2007     14,330,050        14,330    11,842,187       (6,677,435)        5,179,082

Exercise of stock options              117,000           117        11,583                             11,700
Stock based compensation                     -             -     1,231,056                -         1,231,056
Net loss for the year                        -             -             -       (4,401,786)       (4,401,786)
                                   ------------  ------------  ------------     ------------      ------------
Balance as of November 30, 2008     14,447,050        14,447    13,084,826      (11,079,221)        2,020,052

Issuance of common shares for cash     788,000           788       196,212                            197,000
Stock based compensation                     -             -       177,990                -           177,990
Compensation expense for warrants                                    4,223                              4,223
Net loss for the year                        -             -             -       (2,974,467)       (2,974,467)
                                   ------------  ------------  ------------     ------------      ------------
Balance as of November 30, 2009     15,235,050        15,235    13,463,251      (14,053,688)         (575,202)

Issuance of common shares for cash   1,510,000         1,510       355,990                            357,500
Stock subscriptions received                                        60,800                             60,800
Stock based compensation                                           106,819                            106,819
Net loss for the period                                                            (868,112)         (868,112)
                                   ------------  ------------  ------------     ------------      ------------

Balance as of May 31, 2010          16,745,050        16,745    13,986,860      (14,921,800)         (918,195)


               See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2009. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2010, the results of its operations for the six -and three-month periods ended May 31, 2010 and May 31, 2009, and its cash flows for the six -month periods ended May 31, 2010 and May 31, 2009. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six -month period ended May 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


2.   NATURE OF OPERATIONS-Cont'd

     stun guns which had a range of an arm's length. 2nd generations were the wired electric charge solutions. 3rd generations are the wireless electric bullets.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur expenses before establishing operating revenue. The Company has a need for additional working capital to fund its operating expenses and for the economic production of LEKTROX, which is currently being evaluated by the US Military. The Company's future success is dependent upon its continued ability to raise sufficient capital to fund operating expenses and the economic production of LEKTROX. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $357,500 net through the issue of common shares during the quarter ended February 28, 2010 and an additional $60,800 during the quarter ended May 31, 2010. Subsequent to the quarter ended May 31, 2010, the Company raised an additional $300,000

     The Company has incurred a loss of $ 868,112 during the six month period ended May 31, 2010 primarily due to its research and development activities. At May 31, 2010, the Company had an accumulated deficit during the development stage of $14,921,800 which includes a non- cash stock based compensation expense of $5,012,238 and compensation expense for warrants for $361,317.

3.   RESEARCH AND PRODUCT DEVELOPMENT

     Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


4.   PLANT AND EQUIPMENT, NET

       Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method
                Furniture and Fixtures      30%   declining balance method


                                  May 31, 2010            November 30, 2009
                                ----------------------    ----------------------
                                           Accumulated               Accumulated
                                Cost      Amortization    Cost      Amortization
                                 $             $           $             $
                                ----------------------    ----------------------

        Computer equipment     35,211         17,278     35,211         14,113
        Furniture and fixtures 15,310          7,807     15,310          6,484
                              --------       --------   --------       --------
                               50,521         25,085     50,521         20,597
                              --------       --------   --------       --------

        Net carrying amount           $25,436                  $29,924
                                      -------                  -------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


     b) Issued

           16,745,050 Common shares

        c)  Changes to Issued Share Capital

     Year ended November 30, 2009

     On August 19, 2009 the Company sold 788,000 units to a group of private investors. Each unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to June 15, 2010. The shares were sold at a price of $0.25 per unit. The shares of common stock are, and any shares issuable upon the exercise of warrants will be, restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection

     Six month period ended May 31, 2010

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

     In April, 2010 the Company received subscription for 250,000 common shares at a price of $0.20 per common share from a private investor.

     In May, 2010, the Company received $10,800 being the exercise of options to acquire 108,000 common shares at an exercise price of $0.10 per common share.

6.   STOCK BASED COMPENSATION

     On December 4, 2009, the Company approved the reduction of the exercise price of 300,000 outstanding options which had earlier been issued at a price of $0.50 to a new option price of $0.25 per share, with all other terms of the original grant remaining the

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     On December 4, 2009, the Company approved the extension of the expiration of 2,900,000 outstanding options from their initial expiry date ranging from November 2011 to April 2013 to a new expiration date of June 30, 2014 with all other terms of the original grant remaining the same. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $63,282. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.   STOCK BASED COMPENSATION-Cont'd

            Risk free rate                                            2.61%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              170.69%
            Market price of Company's common stock on date
               of grant of options                                   $0.25
            Stock-based compensation cost expensed                 $23,677

     On May 20, 2010, the Company approved the extension of the expiration of 50,000 outstanding options from their initial expiry date from May 21, 2010 to a new expiration date of June 30, 2014 and a reduction in the exercise price of the options from $0.50 to $0.25 with all other terms of the original grant remaining the same. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $13,326. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

            Risk free rate                                            2.61%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              166.16%
            Stock-based compensation cost expensed                  $13,326

     As of May 31, 2010 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

7.   RELATED PARTY TRANSACTIONS

     a) A Company Director has charged the Company a total amount of $1,500 for providing office space during the six month period ended May 31, 2010.

     b) The directors were compensated from January 1, 2010 as per their consulting agreements with the Company. During the quarter ended February 28, 2010, one director was paid $21,500 as consulting fee and $3,000 as automobile allowance; one director was paid $17,750 as consulting fee and $2,000 as automobile allowance; one director was paid $16,500 as consulting fee and $2,000 as automobile allowance. During the quarter ended May 31, 2010, the Company expensed $58,500 being remuneration for directors, including a director who

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.   RELATED PARTY TRANSACTIONS-Cont'd

     resigned May 30, 2010. As of May 31, 2010, $32,250 was owed to the existing directors.

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

8.   COMMITMENTS

       a) On January 1, 2010, the Company's directors renewed consulting agreements with three of the Company's officers on the following terms:

                                         Monthly
                                    Consulting Fees for           Expiration of
                                     February through      Car     Consulting
         Name                         December 2010     Allowance   Agreement
         ----                       ------------------- --------- -------------

        Sheldon Kales (resigned
          May 30, 2010)                   $6,500             --     12-31-2010
        Boaz Dor                          $6,500             --     12-31-2010
        Gregory Sullivan                  $6,500             --     12-31-2010

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.   COMMITMENTS-Cont'd

     b) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or is unable to continue operations, or is unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, irrevocable, worldwide, assignable, sub licensable, perpetual license to further develop and to market the Company's electric bullet and BIP technology. The Company will negotiate a royalty in the event of granting such rights to the contractor.

9.   ADVANCE FROM A NON RELATED PARTY

     The Company received an interest-free advance of $50,000 which is unsecured and payable on demand. This advance was repaid in full subsequent to the period ended May 31, 2010. (See note 10)

10.  SUBSEQUENT EVENTS

     On June 1, 2010 the Company sold 1,000,000 shares of common stock to a private investor at a price of $0.20 per share. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

     In June 2010, the Company received subscription for 500,000 common shares at a price of $0.20 per share for a total consideration of $100,000 from a private investor.

     In June 2010, the Company repaid the loan of $50,000 from a non related party.

     In June 2010, the board of directors granted options to a director to acquire 350,000 common shares, two directors to acquire 50,000 common shares each and to a consultant to acquire 35,000 common shares. All these 485,000 options were issued at an exercise price of $0.20 per share and vest immediately with an expiry term of five years. Stock based compensation cost of $119,368 will be expensed in the third quarter of 2010.

Management's Discussion and Analysis of Financial Condition and Results of Operation

      SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2010 has not generated any revenue.

      During the three and six months ended May 31, 2010:

     o Research and Product Development expenses were lower since the development of the Company's products was nearing completion.

     o General and administrative expenses were comparable with the prior periods.

     During the period from inception (March 1, 2005) through May 31, 2010 SDI's operations used $8,440,237 in cash. During this period SDI:

     o    purchased $50,521 of equipment;
     o    raised $8,324,150 (net) from the sale of shares of its common stock;
     o raised $117,500 from two of its officers and directors and a former officer and director upon the exercise of options to purchase 1,175,000 shares of common stock; and
     o    borrowed $50,000 from an unrelated third party.

      In August 2009 SDI sold, in a private offering, 788,000 Units at a price of $0.25 per Unit. Each Unit consisted of one share of SDI's common stock and one warrant. Each warrant allows the Holder to purchase one additional share of SDI's common stock at a price of $0.50 per share at any time on or before June 15, 2010.

      On January 4, 2010 SDI sold 1,510,000 common shares to private investors. The shares were sold at a price of $0.25 per common share for a total consideration of $377,500.

      In April, 2010 SDI received a subscription from a private investor for the sale of 250,000 common shares at a price of $0.20 per share.

      In May, 2010, SDI received $10,800 from the exercise of options to acquire 108,000 common shares at a price of $0.10 per share.

      On May 30, 2010 Sheldon Kales resigned as a director of SDI and as SDI's Principal Executive Officer.

      On May 30, 2010 Gregory Sullivan was appointed as SDI's President and Principal Executive Officer.

      On June 8, 2010 Harry Walters and Patrick Bryan were appointed directors of SDI.

      As of May 31, 2010 SDI had developed a fully operational Long Range LEKTROX (40MM) and was planning a production line.

      On June 1, 2010 SDI sold 1,000,000 shares of common stock to a private investor at a price of $0.20 per share.

      SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2011 will be:

      Development and Preproduction costs         $1,500,000
      General and Administrative Expenses            375,000
                                                ------------
           Total                                  $1,875,000
                                                ============

      Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of May 31, 2010.

      SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

                                     PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In January 2010 SDI sold, in a private offering, 1,510,000 shares of its common stock at a price of $0.25 per share. SDI paid $20,000 as finder's fees in connection with the sale of these shares.

      In April, 2010 SDI received a subscription from a private investor for the sale of 250,000 common shares at a price of $0.20 per share.

      In May, 2010, SDI received $10,800 from the exercise of options to acquire 108,000 common shares at a price of $0.10 per share.

      SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. The investor which acquired the shares was sophisticated and was provided with full information regarding SDI. There was no general solicitation in connection with the offer or sale of the securities. The investor which acquired these securities acquired them for its own account. The certificate representing these securities bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these securities.

Item 4. Controls and Procedures.

      (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2010, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, SDI's Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 6.  Exhibits

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gregory Sullivan.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gregory Sullivan and Rakesh Malhotra.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SECURITY DEVICES INTERNATIONAL, INC.

Date:  July 14, 2010
                                      By: /s/ Gregory Sullivan
                                          -----------------------------------
                                          Gregory Sullivan, President and
                                          Principal Executive Officer



Date:  July 14, 2010
                                      By: /s/ Rakesh Malhotra
                                          -----------------------------------
                                          Rakesh Malhotra, Principal Financial
                                          and Accounting Officer