Form 10-Q
period 2010-08-31
Security Devices International Inc.
filed 2010-10-15
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2010

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

                           2171 Avenue Rd., Suite 103
                         Toronto, Ontario Canada M5M 4B4
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (905) 334-6655

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

Larger accelerated filer [  ]                   Accelerated filer [  ]
Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,203,050 shares outstanding as of August 31, 2010.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2010
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                     Page No

Interim Balance Sheets as at August 31, 2010 and November 30, 2009           1
Interim Statement of Operations for the nine months and three months ended August 31, 2010 and August 31, 2009 and the period from
Inception (March 1, 2005) to August 31, 2010                                 2

Interim Statement of Cash Flows for the nine months ended August 31,
2010 and August 31, 2009                                                     3

Interim Statements of changes in Stockholders' Equity for the nine months ended August 31, 2010 and for the period from inception
(March 1, 2005) to November 30, 2009                                         4

Condensed Notes to Interim Financial Statements                           5-15

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                             INTERIM BALANCE SHEETS
                   As at August 31, 2010 and November 30, 2009
                        (Amounts expressed in US Dollars)
                                                       August 31,  November 30,
                                                        2010         2009
                                                        ----         ----
                                                      (unaudited)  (audited)
                                  ASSETS                 $             $
CURRENT
   Cash                                                 245,355      55,431
   Prepaid expenses and other                            63,980      31,172
                                                     ----------   ---------

Total Current Assets                                    309,335      86,603
Plant and Equipment, net (Note 4)                        23,192      29,924
                                                     ----------   ---------

TOTAL ASSETS                                            332,527     116,527
                                                     ----------   ---------

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities           1,022,032     691,729
   Advances from a non-related party (note 9)                 -           -
   Due to related parties (note 7)                       37,489           -
                                                     ----------   ---------

Total Current Liabilities                             1,059,521     691,729
                                                     ----------   ---------

Going Concern (note 2)

Related Party Transactions (note 7)

Commitments (note 8)

Subsequent events (note 10)

                              STOCKHOLDERS' DEFICIT
Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000
  shares authorized, Nil issued and outstanding
  (2009 - nil)
Common stock, $0.001 par value 50,000,000
  shares authorized, 19,203,050 issued and
  outstanding (2009-15,235,050)                           19,203         15,235
Additional Paid-In Capital                            14,938,770     13,463,251
Deficit Accumulated During the Development Stage     (15,684,967)   (14,053,688)
                                                     ------------   ------------
Total Stockholders' Deficit                             (726,994)      (575,202)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              332,527        116,527
                                                     -----------    -----------



            See condensed notes to the interim financial statements.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
    For the Nine Months and Three Months Ended August 31, 2010 and August 31,
      2009 and the Period from inception (March 1, 2005) to August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited- Prepared by Management)

                                                    For the       For the         For the        For the
                                                  nine months    nine months    three months    three months
                                  Cumulative         ended         ended           ended           ended
                                    Since          August 31,     August 31,      August 31,     August 31,
                                  inception          2010           2009            2010           2009
                                                      $              $               $             $
                                 ---------------------------------------------------------------------------
OPERATING EXPENSES:

Research and Product
Development Cost                   7,223,959        677,686       1,728,121         246,465       575,445
Amortization                          27,329          6,732           6,452           2,244         2,310
General and administration
   (note 6)                        8,706,273        946,861         721,885         514,458       274,114
                                 ------------    -----------     -----------     -----------   -----------
   TOTAL OPERATING EXPENSES       15,957,561      1,631,279       2,456,458         763,167       851,869
                                 ------------    -----------     -----------     -----------   -----------
LOSS FROM OPERATIONS             (15,957,561)    (1,631,279)     (2,456,458)       (763,167)     (851,869)

   Other Income-Interest             272,594              -           3,054               -             -
                                 ------------    -----------     -----------     -----------   -----------

LOSS BEFORE INCOME TAXES         (15,684,967)    (1,631,279)     (2,453,404)       (763,167)     (851,869)

Income taxes                               -              -               -               -             -
                                 ------------    -----------     -----------     -----------   -----------
NET LOSS                         (15,684,967)    (1,631,279)     (2,453,404)       (763,167)     (851,869)
                                 ------------    -----------     -----------     -----------   -----------
Loss per share - basic and
   diluted                                            (0.10)          (0.17)          (0.04)        (0.06)
                                                 -----------     -----------     -----------   -----------
Weighted average common shares
   outstanding                                   17,131,532      14,484,437      18,454,137    14,558,398
                                                 -----------     -----------     -----------   -----------



            See condensed notes to the interim financial statements.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
               INTERIM STATEMENT OF CASH FLOWS For the Nine Months
                    Ended August 31, 2010 and August 31, 2009
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

                                                                          For the         For the
                                                                        nine months     nine months
                                                     Cumulative            ended           ended
                                                  since inception        August 31,      August 31,
                                                  (March 1, 2005)          2010            2009
                                                         $                   $               $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                           (15,684,967)        (1,631,279)     (2,453,404)
Items not requiring an outlay of cash:
      Issue of shares for professional services         154,000                  -               -
      Stock based compensation (included in
        general and administration expenses)          5,131,606            226,187         177,990
      Compensation expense for warrants issued
      (Included in general and administration
        expenses)                                       361,317                  -           4,223
      Loss on cancellation of common stock               34,400                  -               -
      Amortization                                       27,329              6,732           6,452
      Changes in non-cash working capital:
      Prepaid expenses and other                        (63,980)           (32,808)         15,104
      Due to related parties                             37,489             37,489               -
      Accounts payable and accrued liabilities        1,022,032            330,303         218,895
                                                    ------------       ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                (8,980,774)        (1,063,376)     (2,030,740)
                                                    ------------       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment                    (50,521)                 -         (12,903)
                                                    ------------       ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                   (50,521)                 -         (12,903)
                                                    ------------       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of common shares         8,794,150            827,500         197,000
  Stock subscriptions received                          415,000            415,000               -
  Cancellation of common stock                          (50,000)                 -               -
  Advances (repayments) from a non related party              -                  -
  Exercise of stock options                             117,500             10,800               -
                                                    ------------       ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             9,276,650          1,253,300         197,000
                                                    ------------       ------------    ------------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD          245,355            189,924      (1,846,643)
  Cash, beginning of period                                   -             55,431       2,167,699
                                                    ------------       ------------    ------------

CASH, END OF PERIOD                                     245,355            245,355         321,056
                                                    ============       ============    ============
INCOME TAXES PAID                                             -                  -               -
                                                    ============       ============    ============
INTEREST PAID                                                 -                  -               -
                                                    ============       ============    ============


             See condensed notes to the interim financial statements

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
            INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Nine
  months ended August 31, 2010 and for Period from Inception (March 1, 2005) to
                               November 30, 2009.
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

                                            Number of      Common       Additional          Deficit
                                             Common        Shares         Paid-in     Accumulated During
                                             Shares        amount        Capital       Development Stage         Total
                                         ------------     --------     -----------     -------------------        -----
                                                              $             $                  $                   $
Balance as of March 1, 2005                        -            -              -                  -                  -
Issuance of Common shares
for professional services                  6,525,000        6,525         58,725                  -             65,250
Issuance of common shares for cash           397,880          398         99,072             99,470
  Net loss for the period                          -            -              -           (188,699)          (188,699)
                                         ------------     --------    -----------      -------------        -----------
Balance as of November 30, 2005            6,922,880        6,923        157,797           (188,699)           (23,979)
                                         ------------     --------    -----------      -------------        -----------
Issuance of common shares for cash           956,000          956         94,644                  -             95,600

Issuance of common shares for cash           286,000          286         49,764                  -             50,050
Issuance of common shares  to
    consultant for services                   50,000           50          8,700                  -              8,750
Issuance of common shares for cash         2,000,000        2,000        398,000                  -            400,000
Exercise of stock options                    950,000          950         94,050                  -             95,000
Issuance of common shares for cash
    (net of agent commission)                200,000          200        179,785                  -            179,985
Stock subscriptions received                                           1,165,500                  -          1,165,500
Stock based compensation                           -            -      1,049,940                  -          1,049,940
  Net loss for the year                           --            -             --         (1,660,799)        (1,660,799)
                                         ------------     --------    -----------      -------------        -----------
Balance as of November 30, 2006           11,364,880       11,365      3,198,180         (1,849,498)         1,360,047

Issuance of common shares for stock
Subscriptions received in prior year       1,165,500        1,165         (1,165)                 -                  -
Issuance of common shares for cash         1,170,670        1,171      1,169,499                             1,170,670
Issuance of common shares for cash
    and services                              50,000           50        154,950                               155,000
Issuance of common shares for cash
    (net of expenses)                      2,139,000        2,139      4,531,236                             4,533,375
Cancellation of stock                     (1,560,000)      (1,560)       (14,040)                              (15,600)
Stock based compensation                                               2,446,433                             2,446,433
Issue of warrants                                                        357,094                               357,094
  Net loss for the year                            -            -              -        (4,827,937)         (4,827,937)
                                         ------------     --------    -----------      -------------        -----------
Balance as of November 30, 2007           14,330,050       14,330     11,842,187        (6,677,435)          5,179,082

Exercise of stock options                    117,000          117         11,583                                11,700
Stock based compensation                           -            -      1,231,056                 -           1,231,056
Net loss for the year                              -            -              -        (4,401,786)         (4,401,786)
                                         ------------     --------    -----------      -------------        -----------
Balance as of November 30, 2008           14,447,050       14,447     13,084,826       (11,079,221)          2,020,052

Issuance of common shares for cash           788,000          788        196,212                               197,000
Stock based compensation                           -            -        177,990                 -             177,990
Compensation expense for warrants                                          4,223                                   4,223
Net loss for the year                              -            -              -        (2,974,467)         (2,974,467)
                                         ------------     --------    -----------      -------------        -----------
Balance as of November 30, 2009           15,235,050       15,235     13,463,251       (14,053,688)           (575,202)

Issuance of common shares for cash         3,968,000        3,968        834,332                               838,300
Stock subscriptions received                                             415,000                               415,000
Stock based compensation                                                 226,187
226,187
Net loss for the period                                                                 (1,631,279)         (1,631,279)
                                         ------------     --------    -----------      -------------        -----------
Balance as of August 31, 2010             19,203,050       19,203     14,938,770       (15,684,967)           (726,994)


             See condensed notes to the interim financial statements

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                 Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

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

       The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2009. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2010, the results of its operations for the nine -and three-month periods ended August 31, 2010 and August 31, 2009, and its cash flows for the nine -month periods ended August 31, 2010 and August 31, 2009. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine -month period ended August 31, 2010 are not necessarily indicative of results to be expected for the full year.

       The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.   NATURE OF OPERATIONS AND GOING CONCERN

     Nature of Operations:

     The Company is a defense technology corporation specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force or ammunition. The Company is currently in the advanced stages of developing and deploying their patent pending LEKTROX family of products. These products consist of; the Wireless Electric Projectile 40mm (WEP40), and the Blunt Impact Projectile 40mm (BIP40).

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                 Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)


2.   NATURE OF OPERATIONS AND GOING CONCERN-Cont'd

     Going Concern:

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur expenses before establishing operating revenue. The Company has a need for additional working capital to fund its operating expenses and for the economic production of its LEKTROX products. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $357,500 net through the issue of common shares during the quarter ended February 28, 2010 and an additional $60,800 during the quarter ended May 31, 2010. The Company raised an additional $835,000 during the quarter ended August 31, 2010.

     The Company has incurred a loss of $ 1,631,279 during the nine month period ended August 31, 2010 primarily due to its research and development activities and non-cash stock based compensation expense for $226,187. At August 31, 2010, the Company had an accumulated deficit during the development stage of $15,684,967 which includes a non-cash stock based compensation expense of $5,131,606 and compensation expense for warrants for $361,317.

3.   RESEARCH AND PRODUCT DEVELOPMENT

       Research and Product Development costs are charged against income in the period incurred.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                 Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)


4.   PLANT AND EQUIPMENT, NET

       Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment          30%   declining balance method
                Furniture and Fixtures      30%   declining balance method


                                     August 31, 2010         November 30, 2009
                                ------------------------  ---------------------
                                            Accumulated             Accumulated
                                   Cost    Amortization     Cost   Amortization
                                    $           $            $          $
                                -----------------------------------------------
        Computer equipment        35,211      18,860       35,211     14,113
        Furniture and fixtures    15,310       8,469       15,310      6,484
                                  ------      ------       ------     ------
                                  50,521      27,329       50,521     20,597
                                  ------      ------       ------     ------

        Net carrying amount            $23,192                  $29,924
                                       -------                  -------


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

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                 Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

5.   CAPITAL STOCK-Cont'd

      b)   Issued

                 19,203,050 Common shares

      c)    Changes to Issued Share Capital

       Year ended November 30, 2009

       On August 19, 2009 the Company sold 788,000 units to a group of private investors. Each unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to June 15, 2010. The shares were sold at a price of $0.25 per unit. The shares of common stock are, and any shares issuable upon the exercise of warrants will be, restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection

       Nine month period ended August 31, 2010

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

       In April, 2010 the Company received subscription for 250,000 common shares at a price of $0.20 per common share from a private investor. The Company has not issued shares as of August 31, 2010.

       In May, 2010, the Company received $10,800 being the exercise of options to acquire 108,000 common shares at an exercise price of $0.10 per common share. The Company issued 108,000 common shares during the quarter ended August 31, 2010.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                 Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

5.   CAPITAL STOCK -Cont'd

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

      In June 9, 2010 the Company sold 650,000 shares of common stock to two private investors at a price of $0.20 per share. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The shares sold are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission.

      On August 31, 2010 the Company sold 700,000 shares of common stock to a private investor at a price of $0.20 per share. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

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

          Risk free rate                                         2.61%
          Expected dividends                                        0%
          Forfeiture rate                                           0%
          Volatility                                           173.24%
          Exercise price                                        $0.25
          Increase in fair value due to reduction in
             exercise price of options                         $ 0.02
          Market price of Company's common stock on
             date of reduction in exercise price               $ 0.25
          Stock-based compensation cost expensed               $6,534

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                   Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

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

            Risk free rate                                            2.61%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              173.24%
            Stock-based compensation cost expensed                 $ 63,282

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

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                   Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

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

       On June 15, 2010, the board of directors granted options to a director to acquire 350,000 common shares, two directors to acquire 50,000 common shares each and to a consultant to acquire 35,000 common shares. All these 485,000 options were issued at an exercise price of $0.20 per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $119,368. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

            Risk free rate                                            2.61%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              164.99%
            Market price of Company's common stock on date
             of grant of options                                  $   0.26
            Stock-based compensation cost expensed                $119,368

       As of August 31, 2010 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                   Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

7.   RELATED PARTY TRANSACTIONS

       a) A Company Director has charged the Company a total amount of $1,500 for providing office space during the nine month period ended August 31, 2010.

           The directors were compensated from January 1, 2010 as per their consulting agreements with the Company. During the quarter ended February 28, 2010, one director was paid $21,500 as consulting fee and $3,000 as automobile allowance; one director was paid $17,750 as consulting fee and $2,000 as automobile allowance; one director was paid $16,500 as consulting fee and $2,000 as automobile allowance. During the quarter ended May 31, 2010, the Company expensed $58,500 being remuneration for directors, including a director who resigned May 30, 2010. During the quarter ended August 31, 2010, the Company expensed $39,000 being remuneration for directors. As of August 31, 2010, $37,489 was owed to the existing directors.

       c) On December 4, 2009 the board of directors approved extension of the expiration of outstanding options from their initial expiry date to a new expiration date of June 30, 2014 with all other terms of the original grant remaining the same.

           1. Extension of the expiration of 1,150,000 outstanding options already issued to three directors from their initial expiry date to a new expiration date of June 30, 2014;

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

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                   Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)

7.   RELATED PARTY TRANSACTIONS-Cont'd

       d) On January 4, 2010, the board of directors granted options to a director to acquire 100,000 common shares at an exercise price of $0.25 per share. All of these options vested immediately and have an expiry of five years. The Company expensed stock based compensation cost of $23,677.

       e) On June 15, 2010, the board of directors granted options to a director to acquire 350,000 common shares and to two directors to acquire 50,000 common shares each. All these 450,000 options were issued at an exercise price of $0.20 per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $110,754 for these 450,000 options.

8.   COMMITMENTS

       a) On January 1, 2010, the Company's directors renewed consulting agreements with the Company's officers on the following terms:

                                        Monthly
                                   Consulting Fees for        Expiration of
                                     February through          Consulting
         Name                         December 2010             Agreement
         ----                      -------------------        -------------

        Boaz Dor                        $6,500                  12-31-2010
        Gregory Sullivan                $6,500                  12-31-2010


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

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                   Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)


8.   COMMITMENTS-Cont'd

     c) Effective June 1, 2010, the Company entered into a "Consulting and Professional Services Agreement" with a consulting company for a term of five months. The consultant is to provide various managerial, legal and investor relation services. The total fees for the services agreed are $360,000. The consultant has agreed to accept 1,800,000 common shares of the Company at $0.20 per share in lieu of fees. The Company has expensed $216,000 to general and administrative expense for the quarter ended August 31, 2010.

     d) Effective July 1, 2010, the Company has availed the services of a consultant providing consulting, corporate strategy and Investor relations for a term of three months at CAD $10,000 per month plus taxes. The Company has expensed $21,689 to general and administrative expense for the quarter ended August 31, 2010.

     e) As  of  August  31,  2010  the   Company   received   $415,000   being
        subscriptions for 2,075,000 common shares pending allotment. Subsequent to the quarter, the Company allotted 1,500,000 shares (refer to note 10)


9. ADVANCE FROM A NON RELATED PARTY

     The Company received an interest-free advance of $50,000 which is unsecured and payable on demand. This advance was repaid in full during the quarter ended August 31, 2010.

10.  SUBSEQUENT EVENTS

     On September 22, 2010 the Company issued 2,250,000 shares of common stock to 10 private investors at a price of $0.20 per share. This includes eight subscribers for 1,500,000 shares subscribed during the quarter ended August 31, 2010.

     On September 30, 2010, the board of directors granted options to two directors to acquire 50,000 common shares each. All these 100,000 options were issued at an exercise price of $0.20 per share and vest immediately with an expiry term of five years. The Company will expense stock based compensation cost of $25,271 during the quarter ended November 30, 2010.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                   Condensed Notes to Interim Financial Statements
                                 August 31, 2010
                        (Amounts expressed in US Dollars)
                       (Unaudited-Prepared by Management)


10.  SUBSEQUENT EVENTS- Cont'd

    The Company has initiated cancellation of various options to directors, officers and consultants and the issue of common shares and /or warrants in lieu thereof. As of October 15, 2010, the Company is awaiting the acceptance for such offer for cancellation/ modification from some directors, officers and consultants.

    The Company appointed Mr. Dean Thrasher as its "Chief Operating Officer", Mr. Thrasher is also a director and officer with the consulting company refernced to in Note 8(c).

    The Company appointed Beard Winter LLP, Barristers and Solicitors, as their Canadian legal counsel.

    The Company approved a resolution for the appointment of the audit committee and the following three individuals were appointed as audit committee members:

                Gregory Sullivan, CEO
                Harry Walters, Director
                Patrick Bryan, Director

Management's Discussion and Analysis of Financial Condition and Results of Operation

     SDI is a defense technology corporation specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force or ammunition. SDI is currently in the advanced stages of developing and deploying their patent pending LEKTROX family of products. These products consist of; the Wireless Electric Projectile 40mm (WEP40), and the Blunt Impact Projectile 40mm (BIP40). The WEP40 when deployed emits a Wireless Electro-Muscular Disruption Technology that incapacitates the targeted individual. The BIP40 is a non-electrical ammunition round that will stop an individual with targeted accuracy. Market sectors for these products include; the military, army, navy, air force, peacekeeping, homeland security, and law enforcement professionals. SDI's products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

      SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2010 has not generated any revenue.

      During the three and nine months ended August 31, 2010:

          o Research and Product Development expenses were lower since the development of the Company's products was nearing completion.
          o General and administrative expenses were comparable with the prior periods.

      During the period from inception (March 1, 2005) through August 31, 2010 SDI's operations used $8,980,774 in cash. During this period SDI:

          o     purchased $50,521 of equipment;
          o raised $9,159,150 (net) from the sale of shares of its common stock;
          o raised $117,500 from two of its officers and directors and a former officer and director upon the exercise of options to purchase 1,175,000 shares of common stock; and

      In August 2009 SDI sold, in a private offering, 788,000 Units at a price of $0.25 per Unit. Each Unit consisted of one share of SDI's common stock and one warrant. Each warrant allows the Holder to purchase one additional share of SDI's common stock at a price of $0.50 per share at any time on or before June 15, 2010.

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

      During the three months ended August 31, 2010 SDI sold 1,500,000 shares of its common stock to a group of private investors at a price of $0.20 per share.

      SDI anticipates that its capital requirements for the twelve-month period ending August 31, 2011 will be:

      Development and Preproduction costs         $2,250,000
      General and Administrative Expenses            750,000
                                                ------------
           Total                                  $3,000,000
                                                ============

      Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of August 31, 2010.

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

      During the three months ended August 31, 2010 SDI sold 1,500,000 shares of its common stock to a group of private investors at a price of $0.20 per share.

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

Item 4.     Controls and Procedures.

      (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2010, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, SDI's Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended August 31, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Item 6.  Exhibits

Exhibits

  10.1     Agreement with Level 4 Capital Corp.

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


                                      SECURITY DEVICES INTERNATIONAL, INC.

Date:  October 15, 2010
                                    By: /s/ Gregory Sullivan
                                       -----------------------------------
                                       Gregory Sullivan, President and Principal
                                       Executive Officer



Date:  October 15, 2010
                                    By: /s/ Rakesh Malhotra
                                       -----------------------------------
                                       Rakesh Malhotra, Principal Financial and
                                       Accounting Officer