Form 10-K
period 2010-11-30
Security Devices International Inc.
filed 2011-03-15
CIK 1354866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended November 30, 2010
   OR
( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934
                           Commission File No. - None

                      SECURITY DEVICES INTERNATIONAL, INC.
               ---------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Delaware                                71-1050654
  ---------------------------------      ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

      1101 Pennsylvania Ave., NW, 6th Floor
         Washington, DC 20004
  ---------------------------------------------
   (Address of Principal Executive Office)                        Zip Code

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

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on May 31, 2010 was approximately $3,678,000.

As of February 28, 2011, the Company had 25,878,050 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

ITEM 1.  BUSINESS

     Security Devices International Inc. ("SDI" or the "Company") is a defense technology company specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force, or ammunition. SDI is currently developing manufacturing partnerships to assist in the deployment of their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40).

     The BIP40 is a direct impact less-than-lethal ammunition round. Developed to respond to the increasing demand for security solutions in circumstances that do not require lethal force to control. Patented technologies allow for operational effectiveness at distances of up to 262 feet (80m), while still enhancing target safety if engaged from close range.

     The BIP40 operates with smokeless powder as a propellant, ensuring consistent velocity and accuracy at long distances. The head of the round has a collapsible nose which absorbs the kinetic energy upon impact. The Company holds a global patent for the collapsible nose.

     Designed to supersede previous blunt impact solutions such as foam, baton, sponge and rubber bullets, the BIP40's technology enables the projectile to engage the target with higher kinetic energy while meeting official, military standard requirements.

     The WEP40 is an industry leading electric ammunition round that was developed to answer the growing need for an effective, extended range electric incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI's patent-pending technologies allows for this ammunition round to deliver operational success at distances up to 160 feet
(50m).

     The Market sectors for these products include; the military, army, navy, air force, peacekeeping, homeland security, and law enforcement professionals. The WEP40 when deployed emits a Wireless Electro-Muscular Disruption Technology that incapacitates the targeted individual. The BIP40 is a non-electrical ammunition round that will stop an individual with targeted accuracy. The Company's products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

     As of February 28, 2011 SDI has completed the following steps in the development of the BIP40 and the WEP40:

            o  Design and testing of the BIP40 version 1.0 is complete

            o  Design and testing of the WEP40 version 1.0 is complete


     During the year ending November 30, 2011 SDI plans to have operational BIP40 ammunition rounds.

     SDI anticipates that its capital requirements for the twelve-month period ending November 30, 2011 will be:

          Production costs                                  $120,000
          General and Administrative Expenses                576,000
                                                             -------
               Total                                        $696,000
                                                            ========


Competition

     The Company's industry is highly competitive and composed of many domestic and foreign companies. The Corporation has experienced and expects to continue to experience, substantial competition from numerous competitors whom it expects to continue to improve their products and technologies. Competitors may announce and introduce new products, services or enhancements that better meet the needs of end-users or changing industry standards, or achieve greater market acceptance due to pricing, sales channels or other factors. Competitors may be able to respond more quickly than the Company to changes in end-user requirements and devote greater resources to the enhancement, promotion and sale of their products.

Patents

     Four patent applications, one for the electrical mechanism and three other for the mechanical mechanism of the WEP40 and BIP40, have been filed by SDI with the U.S. Patent Office and other patent offices worldwide.

     SDI has also filed several foreign patents applications.

     SDI's patents may not protect its proprietary technology. In addition, other companies may develop products similar to the BIP40 and WEP40 or avoid patents held by SDI. Disputes may arise between SDI and others as to the scope and validity of its patents. Any defense of its patents could prove costly and time consuming and SDI may not be in a position, or may not consider it advisable, to carry on such a defense. In addition, others may acquire or independently develop the same or similar unpatented proprietary technology used by SDI.

Government Regulation

     Under current regulations the SDI family of products (the "Family of Products") will be considered a military or crime control product by the United States Department of Commerce and the export of the Family of Products will be regulated under export administration regulations. As a result, export licenses from the Department of Commerce will be required for all shipments to foreign countries other than Canada. In addition, the Department of Commerce has regulations which may restrict the export of technology used in these products.

     Foreign regulations pertaining to non-lethal weapons are numerous and often unclear and a number of countries prohibit these type of devices.

     The Company's Family of Products will be controlled, restricted or its use prohibited by several state and local governments. In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Many states have regulations restricting the sale of stun guns and hand-held shock devices, such as the WEP40, to private citizens or security personnel.

General

     As of February 28, 2011 SDI did not have any full-time employees.

     SDI's offices are located at 1101 Pennsylvania Ave., NW, 6th Floor Washington, DC 20004, and 338 Church Street Oakville, Ontario L6J 1P1 Canada.. SDI's rents its Ontario office at a cost of $1,700 per month pursuant to a lease which expires on September 30, 2012. The annual commitments, excluding proportionate realty and maintenance costs and taxes are as follows:

Year ended November 30, 2011   $ 20,400
Year ended November 30, 2012   $ 17,000

The USA office does not have a lease term and runs month by month. SDI believes its offices are adequate to meet its foreseeable future needs.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.


     SDI's common stock is listed on the OTC Bulletin Board under the symbol "SDEV". The following shows the high and low closing prices for SDI's common stock for the periods indicated:

      Three Months Ended              High       Low
      ------------------              ----       ---
      February 2009                  $0.81      $0.31
      May 2009                       $0.60      $0.33
      August 2009                    $0.91      $0.15
      November 2009                  $0.42      $0.19

      February 2010                  $0.34      $0.20
      May 2010                       $0.34      $0.17
      August 2010                    $0.92      $0.18
      November 2010                  $0.41      $0.25

     As of February 28, 2010 SDI had approximately 250 shareholders of record and 25,878,050 outstanding shares of common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     SDI is a defence technology company specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force. SDI is currently developing manufacturing partnerships to assist in the deployment of their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40).

The BIP40 is a direct impact less-than-lethal ammunition round. Developed to respond to the increasing demand for security solutions in circumstances that do not require lethal force to control. Patented technologies allow for operational effectiveness at distances of up to 262 feet (80m), while still enhancing target safety if engaged from close range.

The BIP40 operates with smokeless powder as a propellant, ensuring consistent velocity and accuracy at long distances. The head of the round has a collapsible nose which absorbs the kinetic energy upon impact. The Company holds a global patent for the collapsible nose.

Designed to supersede previous blunt impact solutions such as foam, baton, sponge and rubber bullets, the BIP40's technology enables the projectile to engage the target with higher kinetic energy while meeting official, military standard requirements.

The WEP40 is an industry leading electric ammunition round that was developed to answer the growing need for an effective, extended range electric incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI's patent-pending technologies allows for this ammunition round to deliver operational success at distances up to 160 feet (50m).

The Market sectors for these products include; the military, army, navy, air force, peacekeeping, homeland security, and law enforcement professionals. The WEP40 when deployed emits a Wireless Electro Neuro-Muscular Disruption Technology that incapacitates the targeted individual. The BIP40 is a non-electrical ammunition round that will stop an individual with targeted accuracy. The Company's products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

SDI has terminated their agreement with Elad Engineering of Israel, dated November 30, 2009 and is in the midst of negotiating a new arrangement for future services with this company.

SDI continues to speak to large defence technology companies, and are looking to manufacture their BIP40 in the United States in calendar 2011.

Commencing June 2010, new management was put in place to administer the day to day operations of SDI with an aim to build the company to a point that an effective partnership with a large defense technology company could be executed and to reduce the monthly expenses of the company and provide responsible fiscal over sight to the company.

Two new directors were appointed to the board of directors; Mr. Harry Walters, with an extensive history working with the United States Government and the Pentagon, brings excellent insight into the United States Military to further SDI's forward momentum with the United States Dept. of defense, and Mr. Patrick Bryan who brings an extensive background in business as well as Military service and managing a modern weapons company that dealt with United States Government agencies, both Military and civilian.

The Company appointed members of the board to serve on the audit committee to oversee financial statements once completed.

The Company appointed a Chief operating Officer to assist the President with the day to day operations of the company.

The Company contracted Level 4 Capital Corp. to assist with the financial strategy of SDI during this fiscal 2010 and to work with the Company with restructurings, contract negotiations, and operational issues.

The Company joined the Association of the United States Army and attended their annual conference in October 2010 in Washington, D.C. At the conference, SDI was shown interest from two large defense technology companies, and is now in advanced stage discussions with them to form a proposed joint venture with at least one of them.

The Company opened a US office in Washington DC to accommodate the large US military presence.


SDI was incorporated on March 1, 2005 and for the period from inception to November 30, 2010 has not generated any revenue.

     During the year ended November 30, 2010:

        o Research and product development expenses were substantially lower since the development of the Company's products was nearing completion.

        o General and administrative expenses increased primarily due to the following reasons:

            Effective June 1, 2010, the Company entered into a `Consulting and Professional Services agreement' with Level 4 Capital Corp. for a term of five months. The consultant is to provide various managerial, legal and investor relation services. The total fees for the services agreed are $360,000. The consultant agreed and the Company issued 1,800,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $360,000 to general and administrative expense during the year ended November 30, 2010.

            Effective July 1, 2010, the Company obtained the services of a consultant providing consulting, corporate strategy and Investor relations for a term of three months at CAD $10,000 per month. The consultant agreed and the Company issued 150,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $30,000 to general and administrative expense during the year ended November 30, 2010.

            The Company expensed stock based compensation expense (included in general and administrative expenses) for issue and modification of options and warrants for $289,670 during the year ended November 30, 2010 as compared to $182,213 for the prior year. Stock based compensation expense does not require the use of cash, associated with the issue or modification of the exercise price of certain options granted to SDI's officers, directors and consultants.

     During the period from inception (March 1, 2005) through November 30, 2010 SDI's operations used $9,420,549 in cash. During this period SDI:

        o  purchased $58,773 of equipment;
        o raised $9,629,150 from the sale of shares of its common stock; and
        o raised $117,500 from its officers and directors upon the exercise of options to purchase 1,175,000 shares of common stock.

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

       Year ended November 30, 2010

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

      On September 22, 2010 the Company sold 2,250,000 shares of common stock to private investors at a price of $0.20 per share. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

      On October 18, 2010 the Company sold 1,925,000 shares of common stock to private investors at a price of $0.20 per share. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

      On October 18, 2010 the Company issued 2,500,000 shares of common stock for services which includes 550,000 common shares issued to directors for settlement of debt and cancellation of options and 1,800,000 common shares for services provided by an outside Company which is owned by an officer of this Company.

      SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities listed above. The investors in these offerings were provided with full information regarding SDI. There was no general solicitation in connection with these private offerings. The investors in these offerings acquired SDI's securities for their own account. The certificates representing the shares of common stock issued to the investors in these offerings bear restricted legends providing that the shares cannot be sold except pursuant to an effective registration statement or an exemption from registration.

      SDI anticipates that its capital requirements for the twelve-month period ending November 30, 2011 will be:

      Development and Production costs              $120,000
      General and Administrative Expenses            576,000
                                                     -------
            Total                                   $696,000
                                                    ========

     Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of November 30, 2010.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8     FINANCIAL STATEMENTS

     See the financial statements included with this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

ITEM 9A. and 9A(T).  CONTROLS AND PROCEDURES

     a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2010, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

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

     SDI's management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of SDI's internal control over financial reporting and testing of the operational effectiveness of those controls.

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

     Based on this evaluation, SDI's management concluded that SDI's internal control over financial reporting was effective as of November 30, 2010.

     There was no change in SDI's internal control over financial reporting that occurred during the year ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, SDI's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

     Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

    Name                     Age    Position
    ----                     ---    --------

    Gregory Sullivan          44    President, Principal Executive Officer and a
                                    Director
    Dean Thrasher             47    Chief Operating Officer
    Boaz Dor                  56    Secretary and a Director
    Rakesh Malhotra           54    Principal Financial and Accounting Officer
    Harry Walters             56    Director
    Patrick Bryan             46    Director

     The directors of SDI serve until the first annual meeting of its shareholders and until their successors have been duly elected and qualified. The officers serve at the discretion of SDI's directors.

Gregory Sullivan has been a director of SDI since April 2005. On May 30, 2010 Mr. Sullivan was appointed SDI's President and Principal Executive Officer. Mr. Sullivan has been a law enforcement officer for the past 20 years. During his law enforcement career, Mr. Sullivan has trained with federal, state and municipal agencies in the United States, Canada and the Caribbean and has gained extensive experience in the use of lethal and non-lethal weapons. Mr. Sullivan has also trained personnel employed by both public and private agencies in the use of force and firearms. Mr. Sullivan served four years with the military reserves in Canada.

Dean Thrasher has been the COO of SDI since November 1, 2010. Mr. Thrasher is a senior executive with more than twenty five years of start-up business management skills, mergers & acquisitions, product launches, product development, and funding experience in the technology, wholesale, manufacturing, distribution, retail and franchise sectors, as well as extensive international business and public market experience. Dean has run and managed several private companies as well as a TSX-Venture listed public company. His previously tenures include Chair of both private and public companies, as well as holding a seat on the Board of Directors of these entities.

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

Harry Walters has been a director of SDI since June 8, 2011. Since 2000, Mr. Walter's has been a principal in the Lafayette Equity Fund, a $12 million Washington, DC-based venture capital fund investing in emerging growth technology companies. Since 2000, Mr. Walters has also been an independent consultant to the financial industry. Mr. Walters, a graduate of the United States Military Academy at West Point, served as the Administrator of Veterans Affairs, reporting to President Ronald Reagan, from 1983 to 1986.

Patrick Bryan has been a director of SDI since June 8, 2011. Since 2009, Mr. Bryan has been an independent consultant in the international trade area. Prior to that time, Mr. Bryan was the Chief Executive Officer (2004-2008), and later a consultant (2009), to Land Warfare Resources Corporation, a firm holding the technology for a new type of military assault rifle.

     Harry Walters and Patrick Bryan are  independent as that term is defined in
Section 803 of the NYSE AMEX Company Guide.

     SDI does not have a compensation committee. Rakesh Malhotra is SDI's financial expert. However, since he is an officer of SDI, Mr. Malhotra is not independent as that term is defined in 803 of the NYSE AMEX Company Guide.

     SDI has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. SDI does not believe a Code of Ethics is needed at this time since SDI has only four officers.

     SDI believes its directors are qualified to act as such due to their experience in the law enforcement or weapons industries and their general business backgrounds.

     Sheldon Kales resigned as an officer and director of SDI on May 30, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation for the two years ended November 30, 2010 earned by SDI's Principal Executive Officers. None of the other directors or officers of SDI received compensation in excess of $100,000 during these years.

                                                                 All
                                                                Other
                                                                Annual
                                             Stock   Option
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards   Compensation
   Position          Year     (1)     (2)     (3)      (4)         (5)       Total
-----------------    ----   ------   -----   ------  ------   -------------  -----

Gregory Sullivan,    2010     --      --       --   $144,311     $77,000    $221,311
 President since
 May 30, 2010

Sheldon Kales,      2010      --      --       --   $ 13,097     $45,500     $58,597
 President prior to 2009      --      --       --   $ 40,293    $126,500    $166,793
 May 30, 2010

(1) The dollar value of base salary (cash and non-cash) received.
(2) The dollar value of bonus (cash and non-cash) received.
(3) The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4) The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant, adjusted for the fair value relating to lowering the exercise price of options granted.
(5) Amount represents consulting fees paid during the year.

     SDI does not have an employment agreement with any of its officers.

     The following shows the amounts which SDI expects to pay to its officers during the year period ending November 30, 2011, and the time these persons plan to devote to SDI's business.

                                Proposed           Time to be devoted to the
      Name                    Compensation             business of SDI
      ----                    ------------             ---------------
      Gregory Sullivan          $75,000                      90%
      Dean Thrasher             $96,000                      70%
      Boaz Dor                  $36,000                      50%
      Rakesh Malhotra           $30,000                      10%

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

Compensation of Directors during Year Ended November 30, 2010

                                                            Awards of Options
Name                Paid in Cash (1)    Stock Awards (2)     or Warrants (3)
----                ----------------    ----------------    -----------------

Boaz Dor              $64,250 (4)             --                   $5,820
Gregory Sullivan      $50,500 (5)             --                 $144,311
Harry Walter                -                 --                  $24,941
Patrick Bryan               -                 --                  $24,941

(1)  Represents consulting fees paid during the year
(2) The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3) The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.
(4)  Does not include compensation for $14,000 settled by issue of shares
(5)  Does not include compensation of $26,500 settled by issue of shares

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

     Summary. The following lists, as of February 28, 2011, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI's common stock.

                                     Total         Shares
                                     Shares     Reserved for    Shares       Remaining
                                    Reserved     Outstanding   Issued as   Options/Shares
Name of Plan                       Under Plans     Options    Stock Bonus   Under Plans
------------                       -----------  ------------  -----------  --------------

Incentive Stock Option Plan         1,000,000          --        N/A        1,000,000
Non-Qualified Stock Option Plan     5,000,000   1,450,000        N/A        2,375,000
Stock Bonus Plan                      150,000         N/A         --          150,000

     The following tables show all options granted and exercised by SDI's current officers and directors since the inception of SDI and through February 28, 2011, and the options held by the officers and directors named below. All of the options listed below were granted pursuant to SDI's Non-Qualified Stock Option Plan.


                              Options Granted/Exercised
                              -------------------------
                                                            Shares
                  Grant     Options   Exercise Expiration Acquired on    Value
Name               Date   Granted (#)   Price    Date     Exercise (1) Realized (2)
----              ------  ----------- -------- ---------- ------------ ------------

Gregory Sullivan 10/29/05  200,000       $0.10  10/29/11     200,000   $100,000
Boaz Dor         10/29/05  200,000       $0.10  10/29/11     200,000   $100,000
Rakesh Malhotra   1/07/07  125,000       $0.25  06/30/14
Boaz Dor         01/24/08  117,000       $0.10  01/24/13     117,000   $ 25,740
Harry Walters     6/15/10   50,000       $0.20  6/15/15
Patrick Bryan     6/15/10   50,000       $0.20  6/15/15
Harry Walters     9/30/10   50,000       $0.20  9/30/15
Patrick Bryan     9/30/10   50,000       $0.20  9/30/15

(1)  The number of shares received upon exercise of options.

(2) With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

                             Shares underlying
                        unexercised options which are:
                        -----------------------------
                                                       Exercise     Expiration
    Name               Exercisable  Unexercisable       Price          Date
    ----               -----------  -------------    ------------  -----------

    Rakesh Malhotra     125,000            --         $0.25 (2)    6-30-14 (3)
    Harry Walters        50,000            --         $0.20        6-15-15
    Patrick Bryan        50,000            --         $0.20        6-15-15
    Harry Walters        50,000            --         $0.20        9-30-15
    Patrick Bryan        50,000            --         $0.20        9-30-15

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

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI's stock option plans as of November 30, 2010, SDI's most recent fiscal year end. SDI's stock option plans have not been approved by its shareholders.

                                                            Number of Securities
                               Number                        Remaining Available
                            of Securities                    For Future Issuance
                             to be Issued  Weighted-Average     Under Equity
                            Upon Exercise Exercise Price of Compensation Plans, of Outstanding of Outstanding Excluding Securities
Plan category                 Options (a)                         Options
-------------                 -----------   --------------        -------
Reflected in Column (a)

Incentive Stock Option
  Plan                            --             --             1,000,000
Non-Qualified Stock Option
  Plan                     1,450,000          $0.27             2,375,000

Warrants

     In addition to the options described above, SDI has granted warrants to its officers and directors upon the terms shown below.

                                       Shares Issuable
                           Grant       Upon Exercise    Exercise   Expiration
    Name                    Date         of Options      Price        Date
    ----                    ----        -----------      -----        ----

    Gregory Sullivan     10-05-07          50,000        $0.25(1)   10-05-14
    Boaz Dor              9-06-07          17,000        $0.25(1)    5-31-17
    Gregory Sullivan     10-01-10         397,000        $0.20(2)    9-30-15
    Boaz Dor             10-01-10          50,000        $0.20(3)    9-30-15
    Rakesh Malhotra      10-01-10         175,000        $0.20(4)    9-30-15

   (1)On June 17, 2009, SDI's directors approved the reduction of the exercise price of these warrants to $0.25 per share.

   (2) On October 1, 2010, the Board cancelled 725,000 options issued to the director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof.

   (3) On October 1, 2010, the Board cancelled 400,000 options issued to thedirector having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to June 30, 2014 and issued warrants to acquire 50,000 common shares exercisable at $0.20 per share with an expiry term of five years and 50,000 common shares in lieu thereof.

   (4)On October 1, 2010, the Board cancelled 175,000 options issued to the officer having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to acquire 175,000 common shares exercisable at $0.20 per share with an expiry term of five years.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table shows the ownership of SDI's common stock as of February 28, 2011 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                     Number
     Name                          of Shares (1)        Percent of Class
     ----                          -------------        ----------------
     Gregory Sullivan                900,000                3.5%

     Boaz Dor                      1,070,000                4.1%

     Sheldon Kales                 2,540,910                9.8%

     All Officers and Directors    1,970,000                7.6%
      as a group (six persons)

(1)Does not reflect shares issuable upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Schwartz  Levitsky  Feldman,   LLP  ("Schwartz   Levitsky")  audited  SDI's
financial statements for the years ended November 30, 2010 and 2009.

     The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

                                           2010           2009
                                           ----           ----

Audit Fees                              $20,000        $16,200
Audit-Related Fees                      $10,500       $  8,320
Financial Information Systems                --             --
Design and Implementation Fees               --             --
Tax Fees                                     --             --
All Other Fees                               --             --

     Audit fees represent amounts billed for professional services rendered for the audit of SDI's annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI's 10-Q reports. Before Schwartz Levitsky was engaged by Security Devices to render audit services, the engagement was approved by Security Device's Directors.

ITEM 15.  EXHIBITS

Exhibit
Number   Description of Exhibit
------   ----------------------
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

 10.1    Agreement with Level 4 Capital Corp.  (Incorporated by reference to the same exhibit filed with the
                                               Company's report on Form 10-Q for
                                               the three months ended August 31,
                                               2010.

   31    Rule 13a-14(a) Certifications         *

   32    Section 1350 Certifications           *

* Filed with this report.

 SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2010 AND 2009

      Together with Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2010 AND 2009
                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS

                                                                        Page No

     Report of Independent Registered Public Accounting Firm                 1

     Balance Sheets as at November 30, 2010 and November 30, 2009            2

     Statements  of  Operations  and  Comprehensive  loss for the years ended November 30, 2010 and  November 30, 2009 and the
     period from  inception  (March 1, 2005) to November 30, 2010            3

     Statements of Cash Flows for the years ended November 30, 2010 and November 30, 2009 and the period from inception (March 1, 2005)
     to November 30, 2010                                                    4

     Statements of Stockholders' Deficit for the years ended November 30,
     2010 and November 30, 2009 and the period from inception
     (March 1,  2005) to November 30, 2010                                   5

     Notes to Financial Statements                                        6-31

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENCED PUBLIC ACCOUNTANTS
TORONTO, MONTREAL

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Security Devices International, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Security Devices International, Inc. (the "Company") as at November 30, 2010 and 2009 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years ended November 30, 2010 and 2009 and the period from inception (March 1, 2005) to November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended November 30, 2010 and 2009 and the period from inception (March 1, 2005) to November 30, 2010 in accordance with generally accepted accounting principles in the United States of America.

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

                                            "SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada                              Chartered Accountants
March 14, 2011                                  Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2010 and 2009
(Amounts expressed in US Dollars)

                                                             2010       2009
                                ASSETS                        $           $

CURRENT
   Cash                                                   247,328       55,431
   Prepaid expenses and other                              38,419       31,172
                                                      -------------------------

Total Current Assets                                      285,747       86,603
Plant and Equipment, net (Note 9)                          29,200       29,924
                                                      -------------------------

TOTAL ASSETS                                              314,947      116,527

                                                      -------------------------

                                   LIABILITIES


CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)         787,641      691,729
                                                      -------------------------
Total Current Liabilities                                 787,641      691,729
                                                      -------------------------
Going Concern (Note 2)

Related Party Transactions (Note 8)

Commitments (Note 11)

Subsequent Events (Note 13)

                              STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000
  shares authorized, Nil issued and outstanding
  (2008 - nil)
Common stock, $0.001 par value 50,000,000 shares
  authorized, 25,878,050 issued and outstanding
  (2009 -15,235,050)                                       25,878       15,235
Additional Paid-In Capital                             15,876,078   13,463,251
Deficit Accumulated During the Development Stage      (16,374,650) (14,053,688)
                                                      -------------------------

Total Stockholders' Deficit                              (472,694)    (575,202)
                                                      -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               314,947      116,527
                                                      -------------------------


              The accompanying notes are an integral part of these
                             financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2010 and 2009 and the Period from Inception (March 1,
2005) to November 30, 2010 (Amounts expressed in US Dollars)

                                        Cumulative
                                     since inception     2010          2009
                                     ---------------     ----          ----
                                           $              $              $
EXPENSES:

  Research and Product Development      7,492,975        946,702    2,031,230
  Amortization                             29,573          8,976        9,348
  General and administration            9,124,696      1,365,284      941,702
                                       ----------    -----------    ---------

TOTAL OPERATING EXPENSES               16,647,244      2,320,962    2,982,280
                                      -----------    ----------- ------------

LOSS FROM OPERATIONS                  (16,647,244)    (2,320,962)  (2,982,280)

  Other Income                            272,594              -        7,813
                                      -----------    ----------- ------------
LOSS BEFORE INCOME TAXES              (16,374,650)    (2,320,962)  (2,974,467)

   Income taxes (Note 10)                       -              -            -
                                      -----------    ----------- ------------

NET LOSS AND COMPREHENSIVE LOSS       (16,374,650)    (2,320,962)  (2,974,467)
                                      -----------    ----------- ------------

  Loss per share - basic and
    diluted                                                (0.12)       (0.20)
                                                     ----------- ------------

  Weighted average common shares
    outstanding                                       18,612,924   14,671,576
                                                     ----------- ------------


              The accompanying notes are an integral part of these
                             financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Years Ended November 30, 2010 and 2009 and the Period from Inception (March 1,
2005) to November 30, 2010 (Amounts expressed in US Dollars)

                                               Cumulative
                                             Since inception      2010    2009
                                             ---------------      ----    ----
                                                  $            $          $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the period                   (16,374,650)(2,320,962)(2,974,467)
     Items not requiring an outlay of
       cash:
      Issue of shares for services               584,500    430,500          -
      Stock based compensation for
        options and warrants
        (included in general and
        administration expenses)               5,556,406    289,670    182,213
      Loss on cancellation of common stock        34,400          -          -
      Amortization                                29,573      8,976      9,348
      Changes in non-cash working capital:
      Prepaid expenses and other                 (38,419)    (7,247)    14,812
      Accounts payable and accrued
        liabilities                              787,641     95,912    472,648
                                             ----------- ---------- ----------

NET CASH USED IN OPERATING ACTIVITIES         (9,420,549)(1,503,151)(2,295,446)
                                             ----------- ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Acquisition of Plant and Equipment         (58,773)    (8,252)   (13,822)
                                             ----------- ---------- ----------
NET CASH USED IN INVESTING ACTIVITIES            (58,773)    (8,252)   (13,822)
                                             ----------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Stock subscriptions received                30,000     30,000
      Net Proceeds from issuance of
        common shares                          9,629,150  1,662,500    197,000
      Cancellation of common stock               (50,000)         -          -
      Exercise of stock options                  117,500     10,800          -
                                             ----------- ---------- ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES      9,726,650  1,703,300    197,000
                                             ----------- ---------- ----------

 NET INCREASE (DECREASE) IN CASH
   FOR THE YEAR                                  247,328    191,897 (2,112,268)
      Cash, beginning of Year                          -     55,431  2,167,699
                                             ----------- ---------- ----------
CASH, END OF YEAR                                247,328    247,328     55,431
                                             =========== ========== ==========

INCOME TAXES PAID                                      -          -          -
                                             =========== ========== ==========

INTEREST PAID                                          -          -          -
                                             =========== ========== ==========


                 The accompanying notes are an integral part of
                           these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the years ended November 30, 2010 and 2009 and the period from inception (March 1, 2005) to November 30, 2010.
(Amounts expressed in US Dollars)


                                       Number of        Common      Additional      Deficit
                                        Common          Shares       Paid-in   Accumulated During
                                        Shares          amount       Capital    Development Stage     Total
                                        ------          ------       -------    -----------------     -----
                                          $                $            $               $               $
Balance as of March 1, 2005                   -              -             -               -                -
Issuance of Common shares
for professional services             6,525,000          6,525        58,725               -           65,250
Issuance of common shares for cash      397,880            398        99,072                           99,470
Net loss for the period                       -              -             -        (188,699)        (188,699)
                                    ------------       --------    ----------     -----------      -----------
Balance as of November 30, 2005       6,922,880          6,923       157,797        (188,699)         (23,979)
                                    ------------       --------    ----------     -----------      -----------

Issuance of common shares for cash      956,000            956        94,644               -            95,600

Issuance of common shares for cash      286,000            286        49,764               -            50,050
Issuance of common shares  to
  consultant for services                50,000             50         8,700               -             8,750
Issuance of common shares for cash    2,000,000          2,000       398,000               -           400,000
Exercise of stock options               950,000            950        94,050               -            95,000
Issuance of common shares for cash
  (net of agent commission)             200,000            200       179,785               -           179,985
Stock subscriptions received                                       1,165,500               -         1,165,500
Stock based compensation                      -              -     1,049,940               -         1,049,940
Net loss for the year                        --              -            --      (1,660,799)       (1,660,799)
                                    ------------       --------    ----------     -----------      -----------
Balance as of November 30, 2006      11,364,880         11,365     3,198,180      (1,849,498)        1,360,047

Issuance of common shares for stock
Subscriptions received in prior
  year                                1,165,500          1,165        (1,165)              -                 -
Issuance of common shares for cash    1,170,670          1,171     1,169,499                         1,170,670
Issuance of common shares for cash
  and services                           50,000             50       154,950                           155,000
Issuance of common shares for cash
(net of expenses)                     2,139,000          2,139     4,531,236                         4,533,375
Cancellation of stock                (1,560,000)        (1,560)      (14,040)                          (15,600)
Stock based compensation                                           2,446,433                         2,446,433
Issue of warrants                                                    357,094                           357,094
Net loss for the year                         -              -             -      (4,827,937)       (4,827,937)
                                    ------------       --------    ----------     -----------      -----------
Balance as of November 30, 2007      14,330,050         14,330    11,842,187      (6,677,435)        5,179,082

Exercise of stock options               117,000            117        11,583                            11,700
Stock based compensation                      -              -     1,231,056               -         1,231,056
Net loss for the year                         -              -             -      (4,401,786)       (4,401,786)
                                    ------------       --------    ----------     -----------      -----------
Balance as of November 30, 2008      14,447,050         14,447    13,084,826     (11,079,221)        2,020,052

Issuance of common shares for cash      788,000            788       196,212                           197,000
Stock based compensation                      -              -       177,990               -           177,990
Compensation expense for warrants                                      4,223                             4,223
Net loss for the year                         -              -             -      (2,974,467)       (2,974,467)
                                    ------------       --------    ----------     -----------      -----------
Balance as of November 30, 2009      15,235,050         15,235    13,463,251     (14,053,688)         (575,202)

Issuance of common shares for cash    8,143,000          8,143     1,665,157                         1,673,300
Issuance of common shares
  for services and debt               2,500,000          2,500       428,000                           430,500
Stock subscriptions received                                          30,000                            30,000
Stock based compensation                                             289,670                           289,670
Net loss for the year                                                             (2,320,962)       (2,320,962)
                                    ------------       --------    ----------     -----------      -----------
Balance as of November 30, 2010      25,878,050         25,878    15,876,078     (16,374,650)         (472,694)

                 The accompanying notes are an integral part of
                          these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

1. BASIS OF PRESENTATION

        The financial statements which include the accounts of Security Devices International Inc. (the "Company" or "SDI") were prepared in accordance with US GAAP. The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2. NATURE OF OPERATIONS AND GOING CONCERN

        The Company is a defence technology corporation specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force, or ammunition. SDI is currently developing manufacturing partnerships to assist in the deployment of their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40).

        These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At November 30, 2010, the Company has not yet achieved profitable operations, had a working capital deficiency of $501,894 and has accumulated losses of $16,374,650 since inception and expects to incur further losses in the development of its business, all of which limits the Company's ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.
        In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for shares pending allotment during the year ended November 30, 2010

        While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

        The Company has incurred a loss of $ 2,320,962 during the year ended November 30, 2010 primarily due to its research and development activities and non-cash stock based compensation expense for $289,670. At November 30, 2010, the Company had an accumulated deficit during the development stage of $16,374,650 which includes a non- cash stock based compensation expense of $5,556,406 for issue of options and warrants.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

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

        b) Income Taxes
            The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25"). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2009.

        c) Revenue Recognition

            The Company's revenue recognition policies are expected to follow common practice in the manufacturing industry. The Company will record revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements will be met: persuasive evidence of an arrangement exists; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable; and collectability is probable. For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd

       d) Earnings (Loss) Per Share

           Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2010, there were 1,450,000 options and 1,289,000 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2009, there were 3,768,000 options and 1,105,000 warrants outstanding, which were convertible into equal number of common shares of the Company.


       e) Fair Values

           The Company carries cash and accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature.

       f) Research and Product Development

           Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

       g) Stock-Based Compensation

           All awards granted to employees and non-employees after November 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of November 30, 2010 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended November 30, 2010 and 2009 was $289,670 and $182,213 respectively

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd

       h) Foreign Currency

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

       j) Financial Instruments

           The Company's financial instruments consist of cash and accounts payable and accrued liabilities.

           The Company follows ASC 820-10, "Fair Value Measurements and Disclosures" (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

           o Level 1--Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

           Assets that are generally included in this category are cash and cash equivalents comprised of money market funds, restricted cash and short-term investments.

           o Level 2--Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

           o Level 3--Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd

       j) Financial Instruments-Cont'd

           Assets and liabilities measured at fair value as of November 30, 2010 and 2009 are classified below based on the three fair value hierarchy tiers described above:


                        Carrying Value    Fair Value

November 30, 2010:
Cash                        $247,328      $247,328
Accounts payable and
  accrued liabilities       $787,641      $787,641



                        Carrying Value    Fair Value
November 30, 2009:
Cash                         $55,431       $ 55,431
Accounts payable and
accrued liabilities         $691,729       $691,729


Cash has been measured using Level 1 of the Fair Value Hierarchy.

       k) Impairment of Long-lived Assets

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd


       m) Intellectual Property with Respect to Pending Patent Applications

           Four patent applications, one for the electrical mechanism and the other three for the mechanical mechanism of the WEP40, have been filed by the Company with the U.S. Patent Office. Expenditures for patent applications as a result of research activity are not capitalized due to the uncertain value of the benefits that may accrue.

       n) Plant and Equipment

           Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:


     Computer equipment          30%        declining balance method
     Furniture and fixtures      30%        declining balance method
     Leasehold Improvements                 straight  line over  period of lease

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd


       o) Recent Accounting Pronouncements

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

           In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company's financial statements. In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have an impact on the Company's financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd

       o) Recent Accounting Pronouncements Cont'd


           In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results from operations and will adopt the provision of this statement in fiscal 2011.


           In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds." The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

 SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                          2010        2009
                                                          ----        ----
           Accounts payable and accrued liabilities are comprised of the following:

               Trade payables                          $ 735,634    $ 658,932
               Accrued liabilities                        52,007       32,797
                                                       ---------    ---------
                                                       $ 787,641    $ 691,729
                                                       ---------    ---------

        Accrued liabilities relate primarily to audit, legal and accounting expenses

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

       b) Issued

           25,878,050 Common shares (2009: 15,235,050 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

5. CAPITAL STOCK-Cont'd

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

       Year ended November 30, 2010

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

5. CAPITAL STOCK-Cont'd

      On September 22, 2010 the Company sold 2,250,000 shares of common stock to private investors at a price of $0.20 per share. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

      On October 18, 2010 the Company sold 1,925,000 shares of common stock to private investors at a price of $0.20 per share. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

      On October 18, 2010 the Company issued 2,500,000 shares of common stock for services which includes 550,000 common shares issued to directors for settlement of debt and cancellation of options and 1,800,000 common shares for services provided by an outside Company which is owned by an officer of this Company.


6. STOCK BASED COMPENSATION

        Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

         Incentive Stock Option Plan. The Company's Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2010.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

     6. STOCK BASED COMPENSATION-Cont'd

         Stock Bonus Plan. SDI's Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2010.

        Year ended November 30, 2009

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
        Unexpended stock-based compensation deferred over to
          next period                                                  $Nil

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

6. STOCK BASED COMPENSATION-Cont'd

        June 17, 2009:

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

        Year ended November 30, 2010

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

6. STOCK BASED COMPENSATION-Cont'd

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

            Risk free rate                                            2.61%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              164.99%
            Market price of Company's common stock on date
              of grant of options                                     $0.26
            Stock-based compensation cost expensed                 $119,368

       On September 30, 2010, the board of directors granted options to two directors to acquire 50,000 common shares each. All these 100,000 options were issued at an exercise price of $0.20 per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $25,271. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

            Risk free rate                                            2.61%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              189.45%
            Market price of Company's common stock on date
              of grant of options                                     $0.26
            Stock-based compensation cost expensed                  $25,271


       On October 1, 2010, the Board cancelled 725,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof. All outstanding payables to the said director for services provided were adjusted against the said issuance of common shares. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $31,097. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

6. STOCK BASED COMPENSATION-Cont'd

            Risk free rate                                            3.25%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              189.42%
            Stock-based compensation cost expensed                  $31,097

       On October 1, 2010, the Board cancelled 400,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to June 30, 2014 and issued warrants to acquire 50,000 common shares exercisable at $0.20 per share with an expiry term of five years and 50,000 common shares in lieu thereof. All outstanding payables to the said director for services provided were adjusted against the said issuance of common shares. The Company concluded that there was no additional non-cash stock based compensation expense relating to this modification. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

            Risk free rate                                            3.25%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              189.42%
            Stock-based compensation cost expensed                     $Nil

       On October 1, 2010, the Board cancelled 175,000 options issued to an officer having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to acquire 175,000 common shares exercisable at $0.20 per share with an expiry term of five years. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $1,607. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

            Risk free rate                                            3.25%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              189.42%
            Stock-based compensation cost expensed                   $1,607

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

6. STOCK BASED COMPENSATION-Cont'd


       On October 1, 2010, the Board cancelled 300,000 options each for a total of 600,000 options issued to two consultants having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to each to acquire 300,000 common shares exercisable at $0.20 per share for a total of 600,000 warrants with an expiry term of five years. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $5,508. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

            Risk free rate                                            3.25%
            Expected dividends                                           0%
            Forfeiture rate                                              0%
            Volatility                                              189.42%
            Stock-based compensation cost expensed                   $5,508

      As of November 30, 2010 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

      The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan:

                                                      Number of shares
                                                 -------------------------
                                                 2010                 2009
                                                 ----                 ----

            Outstanding, beginning of year       3,768,000        3,768,000
            Granted                                685,000                -
            Expired                               (220,000)               -
            Exercised                             (108,000)               -
            Forfeited                             (775,000)
            Cancelled                           (1,900,000)               -
                                                -----------      ----------
            Outstanding, end of year             1,450,000        3,768,000
                                                -----------      -----------
             Exercisable, end of year            1,450,000        3,768,000
                                                -----------      -----------

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

6. STOCK BASED COMPENSATION-Cont'd

                                           Option price     Number of shares
                  Expiry date               per share            2010
                  -----------               ---------            ----
                  January 29, 2012            $0.50             40,000
                  April 11, 2013              $0.50            150,000
                  June 30, 2014               $0.25          1,025,000
                  June 15, 2015               $0.20            100,000
                  September 30, 2015          $0.20            135,000
                  -------------------------------------------------------
                  TOTAL                                      1,450,000
                                                             ---------

                  Weighted average exercise price:
                  Options outstanding at end of year             $0.27
                  Options granted during the year                $0.21
                  Options exercised during the year              $0.10
                  Options cancelled during the year              $0.24

                                         Option price     Number of shares
                  Expiry date               per share            2009
                  -----------               ---------            ----
                  January 31, 2010            $1.20            120,000
                  May 21, 2010                $0.50             50,000
                  October 29, 2011            $0.25            300,000
                  October 29, 2011            $0.50            300,000
                  November 14, 2011           $0.25            100,000
                  January 7, 2012             $0.25            125,000
                  January 29, 2012            $0.50             40,000
                  April 23, 2012$0.25                          300,000
                  October 12, 2012            $0.25          1,575,000

                  January 24, 2013            $0.10            108,000
                  April 11, 2013              $0.50            150,000
                  April 11, 2013              $0.25            600,000
                  -------------------------------------------------------
                  TOTAL                                      3,768,000
                                                             ---------
                  Weighted average exercise price:
                  Options outstanding at end of year             $0.29

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

6. STOCK BASED COMPENSATION-Cont'd

        The weighted average remaining contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:

                                                         2010     2009
                                                       -----------------

                                                        (Years)  (Years)
      Total outstanding options                           3.6      2.7
      Total exercisable options                           3.6      2.7

     7. STOCK PURCHASE WARRANTS

        Year ended November 30, 2009

        On August 19, 2009 the Company sold 788,000 units to a group of private investors. Each unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $0.50 per share at any time prior to June 15, 2010.

        Year ended November 30, 2010

        On October 1, 2010, the Board cancelled 725,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof.

        On October 1, 2010, the Board cancelled 400,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to June 30, 2014 and issued warrants to acquire 50,000 common shares exercisable at $0.20 per share with an expiry term of five years and 50,000 common shares in lieu thereof.

        On October 1, 2010, the Board cancelled 175,000 options issued to an officer having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to acquire 175,000 common shares exercisable at $0.20 per share with an expiry term of five years.

        On October 1, 2010, the Board cancelled 300,000 options each for a total of 600,000 options issued to two consultants having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to each to acquire 300,000 common shares exercisable at $0.20 per share for a total of 600,000 warrants with an expiry term of five years.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

7. STOCK PURCHASE WARRANTS-Cont'd


                                        Number of
                                        Warrants         Exercise       Expiry
                                         Granted          Prices         Date
                                                              $
                 Outstanding at
          November 30, 2007 and
         average exercise price           423,950          1.08
           Granted in year 2008                 -             -
                      Exercised                 -             -
                      Forfeited                 -             -
                      Cancelled                 -             -
                                                -             -
                                --------------------------------
                 Outstanding at           423,950          1.08
          November 30, 2008 and
         average exercise price

           Granted in year 2009           788,000          0.50        6/15/2010
                      Exercised                 -             -
              Forfeited/Expired         (106,950)        (2.81)
                      Cancelled                 -             -
                                --------------------------------
                 Outstanding at         1,105,000          0.50
          November 30, 2009 and
         average exercise price

           Granted in year 2010         1,222,000          0.20        10/1/2015
                      Exercised                 -             -

              Forfeited/Expired        (1,038,000)       (0.50)
                      Cancelled                 -             -
                                --------------------------------
                                        1,289,000          0.22
Outstanding at November 30,
2010 and average exercise price
Exercisable at November 30, 2010                       1,289,000          0.22
Exercisable at November 30, 2009        1,105,000          0.50



        The weighted average remaining contractual term of the total outstanding, and the total exercisable warrants were as follows:


                                                         2010     2009
                                                       -----------------

                                                        (Years)  (Years)
      Total outstanding warrants                          4.9      1.8
      Total exercisable warrants                          4.9      1.8

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

8. RELATED PARTY TRANSACTIONS-Cont'd

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


      Year ended November 30, 2010:

      a) A Company Director has charged the Company a total of $1,500 for providing office space. The said director resigned during the year 2010.

      b) The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $192,250 as Management fee (including $41,000 paid to a director who resigned during the year) and expensed a total of $7,000 as automobile allowance (including $3,000 paid to a director who resigned during the year)

      c) On December 4, 2009 the board of directors approved extension of the expiration of outstanding options from their initial expiry date to a new expiration date of June 30, 2014 with all other terms of the original grant remaining the same.

           1. Extension of the expiration of 1,150,000 outstanding options already issued to three directors from their initial expiry date to a new expiration date of June 30, 2014;

           3. Extension of the expiration of 300,000 outstanding options already issued to an officer from their initial expiry date to a new expiration date of June 30, 2014.

       Stock based compensation cost relating to the extension in the expiry date of the outstanding options issued to three directors and an officer, as above, amounting to $30,213 has been expensed to general and administration expense.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

8. RELATED PARTY TRANSACTIONS-Cont'd


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

       f) On September 30, 2010, the board of directors granted options to two directors to acquire 50,000 common shares each. All these 100,000 options were issued at an exercise price of $0.20 per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $25,271.

       g) On October 1, 2010, the Board cancelled 725,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof. All outstanding payables to the said director for services provided were adjusted against the said issuance of common shares. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $31,097.

       h) On October 1, 2010, the Board cancelled 400,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to June 30, 2014 and issued warrants to acquire 50,000 common shares exercisable at $0.20 per share with an expiry term of five years and 50,000 common shares in lieu thereof. All outstanding payables to the said director for services provided were adjusted against the said issuance of common shares. The Company concluded that there was no additional non-cash stock based compensation expense relating to this modification.

       i) On October 1, 2010, the Board cancelled 175,000 options issued to an officer having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to acquire 175,000 common shares exercisable at $0.20 per share with an expiry term of five years. The Company expensed this additional non-cash stock based compensation expense relating to this modification for $1,607.

       j) The Company expensed $29,725 for services provided by the CFO of the Company and $8,000 for services provided by COO of the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

8. RELATED PARTY TRANSACTIONS-Cont'd

     k) Effective June 1, 2010, the Company entered into a `Consulting and Professional Services agreement' with Level 4 Capital Corp. for a term of five months. The consultant is to provide various managerial, legal and investor relation services. The total fees for the services agreed was $360,000. The consultant agreed and the Company issued 1,800,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $360,000 to general and administrative expense during the year ended November 30, 2010. Subsequent to the completion of the contract, the consultant became the Chief Operating officer of the Company.

   9. PLANT AND EQUIPMENT

           Plant and equipment are recorded at cost less accumulated depreciation.

                                     Nov 30, 2010           Nov 30, 2009
                                           Accumulated             Accumulated
                                  Cost    Amortization    Cost    Amortization
                                    $          $           $            $

        Computer equipment       35,211      20,442      35,211      14,113
        Furniture and fixtures   15,310       9,131      15,310       6,484
        Leasehold Improvements    8,252           -           -           -
        -----------------------------------------------------------------------
                                 58,773      29,573      50,521      20,597
                                 ------      ------      ------      ------

        Net carrying amount            $29,200                 $29,924
                                       -------                 -------

         Amortization expense           $8,976                  $9,348
                                        ------                  ------


10. INCOME TAXES

        The Company has certain non-capital losses of approximately $10,528,821 (2009: $8,501,446) available, which can be applied against future taxable income and which expire as follows:

        2025     $   188,494
        2026     $   609,991
        2027     $ 1,731,495
        2028     $ 3,174,989
                          -
        2029     $ 2,792,560
        2030     $ 2,031,292
                 -----------
                 $10,528,821

        Reconciliation of statutory tax rate to the effective income tax rate is as follows:

        Federal statutory income tax rate                         35.0%
        Deferred tax asset valuation allowance                  (35.0)%
                                                                -------
        Effective rate                                           (0.0)%
                                                               ========

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

10. INCOME TAXES-Cont'd

        Deferred tax asset components as of November 30, 2010 and 2009 are as follows:

                                                         2010        2009
                                                         ----        ----
           Operating losses available to offset
             future income-taxes                      $10,528,821  $8,501,446
                                                      -----------  ----------

           Expected Income tax recovery at
               statutory rate of 35%
               (2009: 35.0%)                          ($3,685,087)($2,975,506)
           Valuation Allowance                         $3,685,087  $2,975,506
                                                      -----------  ----------
           Net deferred tax assets                              -           -
                                                      -----------  ----------


        As the company is in the development stage and has not yet earned any revenue, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2010 and 2009.


11. COMMITMENTS

     a) On January 1, 2010, the Company's directors renewed consulting agreements with the Company on the following terms:

                                        Monthly
                                   Consulting Fees from        Expiration of
                                     February through            Consulting
         Name                         December 2010               Agreement
         ----                      --------------------        --------------

         Boaz Dor                        $6,500                  12-31-2010
         Gregory Sullivan                $6,500                  12-31-2010


     b) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or is unable to continue operations, or is unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, irrevocable, worldwide, assignable, sub licensable, perpetual license to further develop and to market the Company's electric bullet (WEP40) and blunt impact (BIP40) technology. The Company will negotiate a royalty in the event of granting such rights to the contractor. The Company subsequent to the year end terminated their MOU with the contractor and is in the midst of negotiating with the contractor for future services.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2010 and 2009
(Amounts expressed in US Dollars)

11. COMMITMENTS-Cont'd

     c) Effective June 1, 2010, the Company entered into a `Consulting and Professional Services agreement' with Level 4 Capital Corp. for a term of five months. The consultant is to provide various managerial, legal and investor relation services. The total fees for the services agreed are $360,000. The consultant agreed and the Company issued 1,800,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $360,000 to general and administrative expense during the year ended November 30, 2010.

     d) Effective July 1, 2010, the Company obtained the services of a consultant providing consulting, corporate strategy and Investor relations for a term of three months at CAD $10,000 per month. The consultant agreed and the Company issued 150,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $30,000 to general and administrative expense during the year ended November 30, 2010.

     e) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to September 30, 2012. The annual commitments, excluding proportionate realty and maintenance costs and taxes are as follows:

        Year ended November 30, 2011   $ 20,400
                                       --------
        Year ended November 30, 2012   $ 17,000

     f) The Company signed a consulting agreement with an officer of the Company for a period of six months commencing November 1, 2010. The officer will be paid $8,000 plus applicable taxes.

12. SEGMENT DISCLOSURES

     The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research and product development for its wireless electric ammunition, as well as its blunt impact projectile. All assets of the business are located in Canada.

13. SUBSEQUENT EVENTS

     The Company signed a consulting agreement with a director of the Company for a period of one year commencing January 1, 2011. The director will be paid consulting fees of $3,000 per month.

     Subsequent to the year end the Company received subscriptions for 650,000 common shares at $0.20 per share and received proceeds of $130,000.

     The Company terminated their current MOU with their research and development contractor and is now in the midst of negotiating with the contractor for future services (refer to Commitment note 11(b))

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2011.

                                            SECURITY DEVICES INTERNATIONAL INC.


March 14, 2011                             By /s/ Greg Sullivan
                                              ----------------------------------
                                              Gregory Sullivan, President and
                                              Principal Executive Officer


March 14, 2011                             By /s/ Rakesh Malhotra
                                              ----------------------------------
                                           Rakesh Malhotra, Principal Financial
                                           and Accounting Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date
                                     -----                    ----
/s/ Gregory Sullivan
----------------------
Gregory Sullivan                    Director             March 14, 2011


/s/ Boaz Dor
----------------------
Boaz Dor                            Director             March 14, 2011



----------------------
Harry Walters                       Director


/s/Patrick Bryan
----------------------
Patrick Bryan                       Director             March 14, 2011

                      SECURITY DEVICES INTERNATIONAL, INC.

                           ANNUAL REPORT ON FORM 10-K


                                    EXHIBITS