Form 10-Q
period 2011-02-28
Security Devices International Inc.
filed 2011-04-14
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2011

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                      Security Devices International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         71-1050654
          ------------------------------          --------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                      1101 Pennsylvania Ave., NW, 6th Floor
                              Washington, DC 20004
                   ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (416) 787-1871

                                       N/A
             ------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,878,050 shares outstanding as of April 12, 2010.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS
                                       Page No

Interim Balance Sheets as at February 28, 2011 and November 30, 2010         1

Interim Statement of Operations for the three months ended February 28,
2011 and February 28, 2010                                                   2

Interim Statement of Cash Flows for the three months ended February 28,
2011 and February 28, 2010                                                   3

Interim Statements of changes in Stockholders' Deficit for the three months ended February 28, 2011 and for the period from inception
(March 1, 2005) to November 30, 2010                                         4

Condensed Notes to Interim Financial Statements                           5-16

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2011 and November 30, 2010
(Amounts expressed in US Dollars)

                                                     February 28,   November 30,
                                                         2011         2010
                                                      (unaudited)   (audited)
                                      ASSETS               $             $

CURRENT
   Cash                                                     71,570      247,328
   Prepaid expenses and other                               16,953       38,419
                                                        ----------   ----------

Total Current Assets                                        88,523      285,747
Plant and Equipment, net (Note 4)                           26,504       29,200
                                                        ----------   ----------

TOTAL ASSETS                                               115,027      314,947
                                                        ----------   ----------

                                   LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                   767,098      787,641
                                                        ----------   ----------

Total Current Liabilities                                  767,098      787,641
                                                        ----------   ----------

Going Concern (note 2)

Related Party Transactions (note 8)

Commitments (note 9)

Subsequent Events (note 10)

                              STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000
  shares authorized, Nil issued and
  outstanding (2009 - nil)
Common stock, $0.001 par value 50,000,000
  shares authorized, 25,878,050 issued
  and outstanding (2010 -25,878,050)                        25,878       25,878
Additional Paid-In Capital                              16,026,078   15,876,078
Deficit Accumulated During the Development
  Stage                                                (16,704,027) (16,374,650)
                                                        ----------   ----------

Total Stockholders' Deficit                               (652,071)    (472,694)
                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                115,027      314,947
                                                        ----------   ----------


            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended February 28, 2011 and February 28, 2010 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


                                                                    For the       For the
                                                   Cumulative     three months  three months
                                                 since inception     ended         ended
                                                 (March 1, 2005)  February 28,  February 28,
                                                                     2011           2010
                                                         $             $              $

     OPERATING EXPENSES:

     Research and Product Development Cost            7,652,784       159,809      271,213
     Amortization                                        32,269         2,696        1,978
     General and Administration                       9,291,568       166,872      273,083
                                                    -----------    ----------    ---------
     TOTAL OPERATING EXPENSES                        16,976,621       329,377      546,274
                                                    -----------    ----------    ---------
     LOSS FROM OPERATIONS                           (16,976,621)     (329,377)    (546,274)

        Other Income-Interest                           272,594             -            -
                                                    -----------    ----------    ---------
     LOSS BEFORE INCOME TAXES                       (16,704,027)     (329,377)    (546,274)

     Income taxes                                             -             -            -
                                                    -----------    ----------    ---------
     NET LOSS AND COMPREHENSIVE LOSS                (16,704,027)     (329,377)    (546,274)

     Loss per share - basic and diluted                                 (0.01)       (0.03)
                                                                   ----------    ---------
     Weighted average common shares outstanding                    25,878,050   16,174,606

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Three Months Ended February 28, 2011 and February 28, 2010 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


                                                                For the       For the
                                                             three months  three months
                                               Cumulative       ended          ended
                                            since inception  February 28,  February 28,
                                          (March 1, 2005)        2011          2010
                                                  $                $             $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                        (16,704,027)     (329,377)   (546,540)
    Items not requiring an outlay of cash:
      Issue of shares for  services                  584,500             -           -
      Stock based compensation for options and
       warrants (included in general  and
       administration expenses)                    5,556,406             -      93,493
      Loss on cancellation of common stock            34,400             -           -
      Amortization                                    32,269         2,696       2,244
      Changes in non-cash working capital:
      Prepaid expenses and other                     (16,953)       21,466       3,644
      Accounts payable and accrued liabilities       767,098       (20,543)     85,801
                                                 ------------    ----------   ---------

NET CASH USED IN OPERATING ACTIVITIES             (9,746,307)     (325,758)   (361,358)
                                                 ------------    ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Plant and Equipment                 (58,773)            -           -
                                                 ------------    ----------   ---------

NET CASH USED IN INVESTING ACTIVITIES                (58,773)            -           -
                                                 ------------    ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock subscriptions received                       180,000       150,000
  Net proceeds from issuance of common shares      9,629,150             -     357,500
  Cancellation of common stock                       (50,000)            -           -
  Exercise of stock options                          117,500             -           -
                                                 ------------    ----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES          9,876,650       150,000     357,500
                                                 ------------    ----------   ---------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD        71,570      (175,758)     (3,858)
  Cash, beginning of period                                -       247,328      55,431
                                                 ------------    ----------   ---------

CASH, END OF PERIOD                                   71,570        71,570      51,573
                                                 ============    ==========   =========

INCOME TAXES PAID                                          -             -           -
                                                 ============    ==========   =========

INTEREST PAID                                              -             -           -
                                                 ============    ==========   =========


        See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise) Interim Statement of Changes in Stockholders' Equity Three months ended February 28, 2011 and for Period from Inception (March 1, 2005) to November 30, 2010.
(Amounts expressed in US Dollars)
(Amounts expressed in US Dollars)

                                                                           Deficit
                                     Number of      Common   Additional   Accumulated
                                       Common       Shares    Paid-in       During
                                       Shares       amount    Capital   Development Stage  Total
                                       ------       ------    -------   -----------------  -----
                                          $            $         $             $             $
Balance as of March 1, 2005                   -           -           -            -            -
Issuance of Common shares
 for professional services            6,525,000       6,525      58,725            -       65,250
Issuance of common shares for cash      397,880         398      99,072                    99,470
Net loss for the period                       -           -           -     (188,699)    (188,699)
                                     ----------     -------   ---------  -----------   ----------
Balance as of November 30, 2005       6,922,880       6,923     157,797     (188,699)     (23,979)
                                     ----------     -------   ---------  -----------   ----------
Issuance of common shares for cash      956,000         956      94,644            -       95,600
Issuance of common shares for cash      286,000         286      49,764            -       50,050
Issuance of common shares  to
 consultant for services                 50,000          50       8,700            -        8,750
Issuance of common shares for cash    2,000,000       2,000     398,000            -      400,000
Exercise of stock options               950,000         950      94,050            -       95,000
Issuance of common shares for cash
 (net of agent commission)              200,000         200     179,785            -      179,985
Stock subscriptions received                                  1,165,500            -    1,165,500
Stock based compensation                      -           -   1,049,940            -    1,049,940
Net loss for the year                        --           -          --   (1,660,799)  (1,660,799)
                                     ----------     -------   ---------  -----------   ----------
Balance as of November 30, 2006      11,364,880      11,365   3,198,180   (1,849,498)   1,360,047

Issuance of common shares for stock

Subscriptions received in prior year  1,165,500       1,165      (1,165)           -            -
Issuance of common shares for cash    1,170,670       1,171   1,169,499                 1,170,670
Issuance of common shares for cash
 and services                            50,000          50     154,950                   155,000
Issuance of common shares for cash
 (net of expenses)                    2,139,000       2,139   4,531,236                 4,533,375
Cancellation of stock                (1,560,000)     (1,560)    (14,040)                  (15,600)
Stock based compensation                                      2,446,433                 2,446,433
Issue of warrants                                               357,094                   357,094
Net loss for the year                         -           -           -   (4,827,937)  (4,827,937)
                                     ----------     -------   ---------  -----------   ----------
Balance as of November 30, 2007      14,330,050      14,330  11,842,187   (6,677,435)   5,179,082

Exercise of stock options               117,000         117      11,583                    11,700
Stock based compensation                      -           -   1,231,056            -    1,231,056
Net loss for the year                         -           -           -   (4,401,786)  (4,401,786)
                                     ----------     -------   ---------  -----------   ----------
Balance as of November 30, 2008      14,447,050      14,447  13,084,826  (11,079,221)   2,020,052

Issuance of common shares for cash      788,000         788     196,212                   197,000
Stock based compensation                      -           -     177,990            -      177,990
Compensation expense for warrants                                 4,223                     4,223
Net loss for the year                         -           -           -   (2,974,467)  (2,974,467)
                                     ----------     -------   ---------  -----------   ----------
Balance as of November 30, 2009      15,235,050      15,235  13,463,251  (14,053,688)    (575,202)

Issuance of common shares for cash    8,143,000       8,143   1,665,157                 1,673,300
Issuance of common shares
For services                          2,500,000       2,500     428,000                   430,500
Stock subscriptions received                                     30,000                    30,000
Stock based compensation                                        289,670                   289,670
Net loss for the year                                                     (2,320,962)  (2,320,962)
                                     ----------     -------   ---------  -----------   ----------
Balance as of November 30, 2010      25,878,050      25,878  15,876,078  (16,374,650)    (472,694)

Stock subscriptions received                                    150,000                   150,000
Net loss for the period                                                     (329,377)    (329,377)
                                     ----------     -------   ---------  -----------   ----------
Balance as of February 28, 2011      25,878,050      25,878  16,026,078  (16,704,027)    (652,071)


             See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2010. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2011 and November 30, 2010, the results of its operations for the three-month periods ended February 28, 2011 and February 28, 2010, and its cash flows for the three-month periods ended February 28, 2011 and February 28, 2010. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 28, 2011 are not necessarily indicative of results to be expected for the full year.

     The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.   NATURE OF OPERATIONS AND GOING CONCERN

     The Company is a defense technology corporation specializing in the development of innovative next generation less-than-lethal solutions for security situations that do not require the use of deadly force, or ammunition. SDI is currently developing manufacturing partnerships to assist in the deployment of their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40).

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2. NATURE OF OPERATIONS AND GOING CONCERN-Cont'd

     At  February  28,  2011,  the  Company  has  not  yet  achieved  profitable operations, had a working capital deficiency of $678,575 and has accumulated losses of $16,704,027 since inception and expects to incur further losses in the development of its business, all of which limits the Company's ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.

     In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for shares pending allotment during the year ended November 30, 2010. The Company further received an additional $150,000 subscription for shares pending allotment during the three month period ended February 28, 2011.

     While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

     The Company has incurred a loss of $ 329,377 during the three month period ended February 28, 2011 primarily due to its research and development activities. At February 28, 2011, the Company had an accumulated deficit during the development stage of $16,704,027 which includes a non- cash stock based compensation expense of $5,556,406 for issue of options and warrants.

3.   RESEARCH AND PRODUCT DEVELOPMENT

     Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


4.   PLANT AND EQUIPMENT, NET

     Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

            Computer equipment          30%   declining balance method
            Furniture and Fixtures      30%   declining balance method
            Leasehold Improvements            straight line over period of lease

                                   February 28, 2011         November 30, 2010
                                   -----------------         -----------------
                                           Accumulated             Accumulated
                                  Cost    Amortization      Cost  Amortization
                                    $          $              $         $

        Computer equipment      35,211       21,550        35,211     20,442
        Furniture and fixtures  15,310        9,594        15,310      9,131
        Leasehold Improvements   8,252        1,125         8,252          -
                                ------       ------        ------     ------
                                58,773       32,269        58,773     29,573
                                ------       ------        -------    -------

        Net carrying amount           $26,504                  $29,200
                                      -------                  -------


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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5. CAPITAL STOCK-Cont'd

     b) Issued

           25,878,050 Common shares

     c)  Changes to Issued Share Capital

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     Three months ended February 28, 2011

     The Company received subscriptions for 750,000 common shares at $0.20 per share. The Company has not issued any shares during this period.

6. STOCK BASED COMPENSATION

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6. STOCK BASED COMPENSATION-Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

     Three months ended February 28, 2011

     The Company did not issue any options during the three month period ended February 28, 2011.

7. STOCK PURCHASE WARRANTS

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

SECURITY DEVICES INTERNATIONAL, INC
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7. STOCK PURCHASE WARRANTS-Cont'd

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

     Three months ended February 28, 2011

     The Company did not issue any stock purchase warrants during the three month period ended February 28, 2011.

8. RELATED PARTY TRANSACTIONS

     The Company expensed a total of $25,000 as Management fee for payment to its two directors for the three month period ended February 28, 2011.

     The Company expensed $3,500 for services provided by the CFO of the Company and $24,000 for services provided by COO of the Company.

9. COMMITMENTS

     a) Effective January 1, 2011, a director of the Company renewed consulting agreement with the Company on the following terms:

                                         Monthly
                                     Consulting Fees          Expiration of
                                   from January through         Consulting
         Name                         December 2011             Agreement
         ----                         -------------             ---------

         Boaz Dor                        $3,000                  12-31-2011

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.    COMMITMENTS-Cont'd

  b) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or is unable to continue operations, or is unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, irrevocable, worldwide, assignable, sub licensable, perpetual license to further develop and to market the Company's electric bullet (WEP40) and blunt impact (BIP40) technology. The Company will negotiate a royalty in the event of granting such rights to the contractor. The Company terminated their MOU with the contractor during the quarter ended February 28, 2011 and is in the midst of negotiating with the contractor for future services.

  c) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to September 30, 2012 at a monthly rent (excluding proportionate realty and maintenance costs and taxes) of Canadian $2,500 per month.

  d) The Company signed a consulting agreement with the COO of the Company for a period of six months commencing November 1, 2010. The officer will be paid $8,000 plus applicable taxes.

  e) The Company signed an agreement with a company to develop an Instructor and Operator Training course for its line of less-than-lethal rounds at a total commitment of $40,000. The Company has already paid $30,000 during the quarter ended February 28, 2011.

10. SUBSEQUENT EVENTS

     Subsequent to the quarter the Company raised proceeds of $100,000 by issue of convertible debentures which carry an interest rate of 10% per annum compounded annually. The term of the debenture is for a period of 12 months ending on March 23, 2012. The debenture is convertible at any time while it remains outstanding, as to both principal and interest, at the option of the debenture holder to convert into fully paid non-assessable common shares in the capital of the Company at Canadian $0.20 per share (the "Conversion Price"). In addition to any payment made on account of Principal due on maturity or any prepayment of principal, the Company shall, as an additional capital payment, issue to the Debenture holders as fully paid and non-assessable shares that number of common shares in the capital of the Company ("the "Common Shares") as is equal to 20% of the Principal amount paid at such time to such Debenture holder divided by the then applicable Conversion Price or 20% x Principal Amount paid/Conversion Price.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 28, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10. SUBSEQUENT EVENTS

     The Company has signed a Memorandum of Understanding (MOU) with a large, global defense technology company. The MOU maps out the intentions of both groups to move forward in having SDI's 40mm Blunt Impact ammunition round manufactured at their facility. A further definitive business agreement will need to be executed further defining the parties' roles. The proposed arrangement will enable SDI to produce and market their next generation less-than-lethal ammunition products through this Company at their production facility in the United States. The MOU represents SDI's first step in entering the marketplace both internationally, and in North America.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     SDI is a less-than-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force, or ammunition. SDI is currently in the advanced stages of deploying their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40). The market sectors for these products include; the military, army, navy, air force, peacekeeping, homeland security, and law enforcement professionals. SDI's products were designed for use in existing 40mm launchers.

     The BIP40 is a direct impact less-than-lethal ammunition round. Developed to respond to the increasing demand for security solutions in circumstances that do not require lethal force to control. Patented technologies allow for operational effectiveness at distances of up to metricconverterProductID262 feet262 feet (80m), while still enhancing target safety if engaged from close range.

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

     The WEP40 is an industry leading electric ammunition round that was developed to answer the growing need for an effective, extended range electric incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI's patent-pending technologies allows for this ammunition round to deliver operational success at distances up to metricconverterProductID160 feet160 feet (50m).

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

     SDI has terminated its agreement with Elad Engineering of Israel, dated November 30, 2009 and is in the midst of negotiating a new arrangement for future services with this company.

Subsequent to February 28, 2011, the Company has signed a Memorandum of Understanding (MOU) with a large, global defense technology company. The MOU maps out the intentions of both groups to move forward in having SDI's 40mm Blunt Impact ammunition round manufactured at the facility of the global defense technology company. A further definitive business agreement will need to be executed further defining the parties' roles. The proposed arrangement will enable SDI to produce and market its next generation less-than-lethal ammunition products through this production facility in the United States. The MOU represents SDI's first step in entering the marketplace both internationally and in North America.


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

     The Company joined the Association of the United States Army and attended their annual conference in October m2010 in Washington, D.C. At the conference, SDI was shown interest by two large defense technology companies, and is now in advanced stage discussions with them to form a proposed manufacturing arrangement with at least one of them.

     The Company opened a US office in Washington DC to accommodate the large US military presence.

     SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2011 has not generated any revenue.

     During the three months ended February 28, 2011:

         o Research and product development expenses were substantially lower since the development of the Company's products was nearing completion.


         o General and administrative expenses declined during the current quarter as compared to the prior quarter as the Company did not issue any options or warrants during the quarter and did not record any stock based compensation expense. During the prior quarter the Company recorded stock based compensation expense of $93,493.

     During the period from inception (March 1, 2005) through November 30, 2010 SDI's operations used $9,746,307 in cash. During this period SDI:



          o  purchased $58,773 of equipment; and

          o raised $9,876,650 (net) from the sale of shares of its common stock and exercise of options from its officers and directors.


     SDI anticipates that its capital requirements for the twelve-month period ending February 28, 2012 will be:

      Development and Production costs              $120,000
      General and Administrative Expenses            576,000
                                                   ---------
                  Total                             $696,000
                                                   =========

     Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of February 28, 2011.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

     See Note 10 to the financial statements included as part of this report for information concerning events which occurred subsequent to February 28, 2011.

Item 4.     Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2011, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, SDI's Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended February 28, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.


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


                                      SECURITY DEVICES INTERNATIONAL, INC.

Date:  April 13, 2011
                                      By: /s/ Gregory Sullivan
                                          -----------------------------------
                                          Gregory Sullivan, President
                                          and Principal Executive
                                          Officer



Date:  April 13, 2011
                                      By:
                                          -----------------------------------
                                          Rakesh Malhotra, Principal
                                          Financial and Accounting
                                          Officer