Form 10-Q
period 2011-05-31
Security Devices International Inc.
filed 2011-07-15
CIK 1354866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                      Security Devices International, Inc.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         Applied For
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                      1101 Pennsylvania Ave., NW, 6th Floor
                              Washington, DC 20004
               -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number including area code:  (416) 787-1871

                                       N/A
              ----------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

Larger accelerated filer [  ]       Accelerated filer [  ]
Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,878,050 shares outstanding as of May 31, 2011.

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2011
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                      SECURITY DEVICES INTERNATIONAL, INC.
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2011
                        (Amounts expressed in US Dollars)
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                      Page No

Interim Balance Sheets as at May 31, 2011 and November 30, 2010           1

Interim Statement of Operations for the six months and three months ended May 31, 2011 and May 31, 2010 and the period from
Inception (March 1, 2005) to May 31, 2011                                 2

Interim Statement of Cash Flows for the six months ended
May 31, 2011 and May 31, 2010 and the period from Inception
(March 1, 2005) to May 31, 2011                                           3

Interim Statements of changes in Stockholders' Deficit for the six months ended May 31, 2011 and for the period from inception
(March 1, 2005) to November 30, 2010                                      4

Condensed Notes to Interim Financial Statements                        5-19

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2011 and November 30, 2010
(Amounts expressed in US Dollars)
                                                         May 31,   November 30,
                                                          2011        2010
                                                       ----------  ------------
                                                        (unaudited)  (audited)
                                      ASSETS                 $           $
CURRENT
   Cash                                                   66,188      247,328
   Deferred financing costs (note 10)                     28,513            -
   Prepaid expenses and other                             34,020       38,419
                                                         -------      -------
Total Current Assets                                     128,721      285,747
Plant and Equipment, net (Note 4)                         23,807       29,200
                                                         -------      -------

TOTAL ASSETS                                             152,528      314,947
                                                         -------      -------

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              756,912      787,641
   Current portion of Convertible debentures (note 10)   121,641            -
                                                         -------      -------
Total Current Liabilities                                878,553      787,641

Convertible Debentures (note 10)                          50,000            -
                                                         -------      -------
Total Liabilities                                        928,553      787,641

Going Concern (note 2)
Related Party Transactions (note 8)
Commitments (note 9)

                              STOCKHOLDERS' DEFICIT
Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000
  shares authorized, Nil issued and
  outstanding (2010 - nil)
Common stock, $0.001 par value 50,000,000
  shares authorized, 25,878,050 issued
  and outstanding (2010 -25,878,050)                      25,878       25,878
Additional Paid-In Capital                            16,065,378   15,876,078
Deficit Accumulated During the Development Stage     (16,867,281) (16,374,650)
                                                      ----------   -----------
Total Stockholders' Deficit                             (776,025)    (472,694)
                                                      ----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              152,528      314,947
                                                      ----------   -----------

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Six Months and Three Months Ended May 31, 2011 and May 31, 2010 and the Period from inception (March 1, 2005) to May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited- Prepared by Management)

                                          For the      For the      For the       For the
                                         six months   six months  three months  three months
                            Cumulative     ended        ended        ended         ended
                              Since       May 31,       May 31,      May 31,       May 31,
                            inception      2011          2010         2011          2010
                                             $            $             $             $
                            ----------------------------------------------------------------
OPERATING EXPENSES:

Research and product
Development cost             7,652,784     159,809      431,221           -       160,008
Amortization                    34,966       5,393        4,488       2,697         2,244
General and administration   9,438,380     313,684      432,403     146,812       159,320
                           -----------     -------     ---------  ----------    -----------

   TOTAL OPERATING EXPENSES 17,126,130     478,886      868,112     149,509       321,572
                           -----------     -------     ---------  ----------    -----------
LOSS FROM OPERATIONS       (17,126,130)   (478,886)    (868,112)   (149,509)     (321,572)
   Other expense- Interest     (13,745)    (13,745)                 (13,745)
   Other Income-Interest       272,594           -            -           -
                           -----------     -------     ---------  ----------    -----------
LOSS BEFORE INCOME TAXES   (16,867,281)   (492,631)    (868,112)   (163,254)     (321,572)

Income taxes                         -           -            -           -             -
                           -----------     -------     ---------  ----------    -----------
NET LOSS                   (16,867,281)   (492,631)    (868,112)   (163,254)     (321,572)
                           -----------     -------     ---------  ----------    -----------
Loss per share - basic
 and diluted                                 (0.02)       (0.05)      (0.01)        (0.02)
                                           -------     ---------  ----------    -----------
Weighted average common
 shares outstanding                     25,878,050   16,462,962  25,878,050    16,745,050
                                        ----------   ----------- -----------   ------------

            See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Six Months Ended May 31, 2011 and May 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)
                                                           For the     For the
                                                          six months  six months
                                           Cumulative       ended       ended
                                         since inception    May 31,     May 31,
                                         (March 1, 2005)    2011         2010
                                                $             $            $

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                  (16,867,281)    (492,631)   (868,112)
   Items not requiring an outlay of
    cash:
      Issue of shares for professional
       services                                584,500            -           -
      Stock based compensation (included
        in general and administration
        expenses)                            5,556,406            -     106,819
      Loss on cancellation of common stock      34,400            -           -
      Amortization                              34,966        5,393       4,488
      Amortization of debt discount              4,441        4,441           -
      Amortization of deferred financing
       cost                                      6,647        6,647           -
      Changes in non-cash working capital:
      Prepaid expenses and other               (34,020)       4,399      16,210
      Due to related parties                         -            -      32,250
      Accounts payable and accrued
       liabilities*                             721,752      (65,889)    185,506
                                            -----------   -----------  ---------

NET CASH USED IN OPERATING ACTIVITIES        (9,958,189)    (537,640)  (522,839)
                                            -----------   -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of plant and equipment            (58,773)           -          -
                                            -----------   -----------  ---------
NET CASH USED IN INVESTING ACTIVITIES           (58,773)           -          -
                                            -----------   -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock subscriptions received                  190,000      160,000     50,000
  Net proceeds from issuance of common
   shares                                     9,629,150            -    357,500
  Proceeds from convertible debentures          196,500      196,500          -
  Cancellation of common stock                  (50,000)           -          -
  Advances from a non related party                   -            -     50,000
  Exercise of stock options                     117,500            -     10,800
                                            -----------   -----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES    10,083,150      356,500    468,300
                                            -----------   -----------  ---------

NET INCREASE (DECREASE) IN CASH FOR
 THE PERIOD                                      66,188     (181,140)   (54,539)
  Cash, beginning of period                           -      247,328     55,431
                                            -----------   -----------  ---------
CASH, END OF PERIOD                              66,188       66,188        892
                                            ===========   ===========  =========
INCOME TAXES PAID                                      -           -          -
                                            ===========   ===========  =========
INTEREST PAID                                          -           -          -
                                            ===========   ===========  =========

* Excludes the credit of $35,160 to accrued liability resulting from deferred financing (a non cash item)

           See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders' Equity
Six months ended May 31, 2011 and for Period from Inception (March 1, 2005) to November 30, 2010.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management )

                                     Number of       Common     Additional        Deficit
                                      Common         Shares      Paid-in     Accumulated During
                                      Shares         amount      Capital      Development Stage       Total
                                                       $            $                $                  $
                                     ----------      ------     ----------   ------------------  -----------
Balance as of March 1, 2005                  -           -             -                -                 -
Issuance of Common shares
 for professional services           6,525,000       6,525         58,725               -            65,250
Issuance of common shares for cash     397,880         398         99,072                            99,470
Net loss for the period                      -           -              -        (188,699)         (188,699)
                                     ----------      ------     ----------   ------------------  -----------
Balance as of November 30, 2005      6,922,880       6,923        157,797        (188,699)          (23,979)
                                     ----------      ------     ----------   ------------------  -----------
Issuance of common shares for cash     956,000         956         94,644               -            95,600
Issuance of common shares for cash     286,000         286         49,764               -            50,050
Issuance of common shares  to
 consultant for services                50,000          50          8,700               -             8,750
Issuance of common shares for cash   2,000,000       2,000        398,000               -           400,000
Exercise of stock options              950,000         950         94,050               -            95,000
Issuance of common shares for cash
 (net of agent commission)             200,000         200        179,785               -           179,985
Stock subscriptions received                                    1,165,500               -         1,165,500
Stock based compensation                     -           -      1,049,940               -         1,049,940
Net loss for the year                        -           -              -      (1,660,799)       (1,660,799)
                                    ----------      ------     ----------   ------------------   -----------
Balance as of November 30, 2006     11,364,880      11,365      3,198,180      (1,849,498)        1,360,047
                                    ----------      ------     ----------   ------------------   -----------
Issuance of common shares for stock
Subscriptions received in prior year 1,165,500       1,165         (1,165)              -                 -
Issuance of common shares for cash   1,170,670       1,171      1,169,499                         1,170,670
Issuance of common shares for cash
 and services                           50,000          50        154,950                           155,000
Issuance of common shares for cash
 (net of expenses)                   2,139,000       2,139      4,531,236                         4,533,375
Cancellation of stock               (1,560,000)     (1,560)       (14,040)                          (15,600)
Stock based compensation                                        2,446,433                         2,446,433
Issue of warrants                                                 357,094                           357,094
Net loss for the year                        -           -              -      (4,827,937)       (4,827,937)
                                    ----------      ------     ----------   ------------------   -----------
Balance as of November 30, 2007     14,330,050      14,330     11,842,187      (6,677,435)        5,179,082
                                    ----------      ------     ----------   ------------------   -----------
Exercise of stock options              117,000         117         11,583                            11,700
Stock based compensation                     -           -      1,231,056               -         1,231,056
Net loss for the year                        -           -              -      (4,401,786)       (4,401,786)
                                    ----------      ------     ----------   ------------------   -----------
Balance as of November 30, 2008     14,447,050      14,447     13,084,826     (11,079,221)        2,020,052
                                    ----------      ------     ----------   ------------------   -----------
Issuance of common shares for cash     788,000         788        196,212                           197,000
Stock based compensation                     -           -        177,990               -           177,990
Compensation expense for warrants                                   4,223                             4,223
Net loss for the year                        -           -              -      (2,974,467)       (2,974,467)
                                    ----------      ------     ----------   ------------------   -----------
Balance as of November 30, 2009     15,235,050      15,235     13,463,251     (14,053,688)         (575,202)
                                    ----------      ------     ----------   ------------------   -----------
Issuance of common shares for cash   8,143,000       8,143      1,665,157                         1,673,300
Issuance of common shares
 For services                        2,500,000       2,500        428,000                           430,500
Stock subscriptions received                                      30,000                             30,000
Stock based compensation                                         289,670                            289,670
Net loss for the year                                                          (2,320,962)       (2,320,962)
                                    ----------      ------     ----------   ------------------   -----------
Balance as of November 30, 2010     25,878,050      25,878    15,876,078      (16,374,650)         (472,694)
Stock subscriptions received                                     160,000                            160,000
Beneficial conversion feature on
 Convertible debt                                                 29,300                             29,300
Net loss for the period                                                          (492,631)         (492,631)
                                    ----------      ------     ----------   ------------------   -----------
Balance as of May 31, 2011          25,878,050      25,878    16,065,378      (16,867,281)         (776,025)

            See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

       The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2010. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2011, the results of its operations for the six -and three-month periods ended May 31, 2011 and May 31, 2010, and its cash flows for the six -month periods ended May 31, 2011 and May 31, 2010. In addition, some of the Company's statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six -month period ended May 31, 2011 are not necessarily indicative of results to be expected for the full year.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


2.   NATURE OF OPERATIONS AND GOING CONCERN -Cont'd

        At May 31, 2011, the Company has not yet achieved profitable operations, had a working capital deficiency of $749,832 and has accumulated losses of $16,867,281 since inception and expects to incur further losses in the development of its business, all of which limits the Company's ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.

        In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for shares pending allotment during the year ended November 30, 2010. The Company further received an additional $160,000 subscription for shares pending allotment during the six month period ended May 31, 2011 and also raised an additional $196,500 by issue of Convertible Debentures.

        While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

        The Company has incurred a loss of $ 492,631 during the six month period ended May 31, 2011 partly due to its research and development activities. At May 31, 2011, the Company had an accumulated deficit during the development stage of $16,867,281 which includes a non- cash stock based compensation expense of $5,556,406 for issue of options and warrants.

3.   RESEARCH AND PRODUCT DEVELOPMENT

        Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


4.   PLANT AND EQUIPMENT, NET

       Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

                Computer equipment      30%    declining balance method
                Furniture and fixtures  30%    declining balance method
                Leasehold Improvements         straight line over period of
                                               lease

                                     May 31, 2011           November 30, 2010
                                  --------------------     -------------------
                                           Accumulated             Accumulated
                                  Cost    Amortization     Cost   Amortization
                                    $           $            $          $

        Computer
        equipment                35,211      22,657       35,211      20,442
        Furniture and fixtures   15,310      10,058       15,310       9,131
        Leasehold improvements    8,252       2,251        8,252           -
                                 ------      ------       ------      ------
                                 58,773      34,966       58,773      29,573
                                 ------      ------       ------      ------

        Net carrying amount           $23,807                  $29,200
                                      -------                  -------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)


        b) Issued

           25,878,050 Common shares

        c)  Changes to Issued Share Capital

       Year ended November 30, 2010
       ----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

       Six months ended May 31, 2011
       -----------------------------

       The Company received subscriptions for 800,000 common shares at $0.20 per share. The Company has not issued any shares during this period.


6. STOCK BASED COMPENSATION

        Year ended November 30, 2010
        ----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6. STOCK BASED COMPENSATION- Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

         Six months ended May 31, 2011
         -----------------------------

        The Company did not issue any options during the six month period ended May 31, 2011.

7. STOCK PURCHASE WARRANTS

        Year ended November 30, 2010
        ----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

        Six months ended May 31, 2011
        -----------------------------

        The Company did not issue any stock purchase warrants during the six month period ended May 31, 2011.

8. RELATED PARTY TRANSACTIONS

         Six months ended May 31, 2011
         -----------------------------

        The Company expensed a total of $43,000 as Management fee for payment to its two directors for the six month period ended May 31, 2011.

        The Company expensed $7,000 for services provided by the CFO of the Company and $48,000 for services provided by COO of the Company.

        Six months ended May 31, 2010
        -----------------------------

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

9. COMMITMENTS

     a) Effective January 1, 2011, a director of the Company renewed consulting agreement with the Company on the following terms:

                                        Monthly
                                   Consulting Fees from      Expiration of
                                     January through           Consulting
         Name                         December 2011             Agreement
         ----                      ---------------------     -------------

         Boaz Dor                         $3,000              12-31-2011

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.    COMMITMENTS-Cont'd

     b) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or is unable to continue operations, or is unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, irrevocable, worldwide, assignable, sub licensable, perpetual license to further develop and to market the Company's electric bullet (WEP40) and blunt impact (BIP40) technology. The Company will negotiate a royalty in the event of granting such rights to the contractor. The Company terminated their MOU with the contractor during the quarter ended February 28, 2011 and is currently negotiating with the contractor for future services.

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

     e) The Company signed an agreement with a company to develop an Instructor and Operator Training course for its line of less-than-lethal rounds at a total commitment of $40,000. The Company has paid $40,000 during the six month period ended May 31, 2011.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10. CONVERTIBLE DEBENTURES

The carrying values of the Company's convertible debentures consist of the following as of May 31, 2011:
                                                                  Carrying Value
-------------------------------------------------------------------------------
$100,000 face value convertible debenture due March 23, 2012    $     (83,032)
$46,500 face value convertible debenture due April 14, 2012           (38,609)
$50,000 face value convertible debenture due June 30, 2014            (50,000)
                                                               ----------------
Total                                                           $    (171,641)
                                                               ================

$100,000 Face Value Convertible Debenture
-----------------------------------------

On March 23, 2011, the Company issued a $100,000 face value Convertible Debenture, due March 23, 2012 ("Convertible Debenture 1"), to an investor ("Investor") for net proceeds of $100,000. The debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price.

$46,500 Face Value Convertible Debenture
----------------------------------------

On April 14, 2011, the Company issued a $46,500 face value Convertible debenture, due April 14, 2012 ("Convertible Debenture 3"), to an investor ("Investor") for net proceeds of $100,000. The Debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10. CONVERTIBLE DEBENTURES-Cont'd

$50,000 Face Value Convertible Debenture
----------------------------------------

On May 19, 2011, the Company issued a $50,000 face value Convertible debenture, due June 30 2014 ("Convertible Debenture 2"), to an investor ("Investor") for net proceeds of $50,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

The debenture provides down-round protection to the Investor in the event the Company issues rights, options or warrants to all or substantially all the holders of the Common Shares pursuant to which those holders are entitled to subscribe for, purchase or otherwise acquire Common Shares or Convertible Securities within a period of 45 days from the date of issue (the "Rights Period") at a price, or at a conversion price, of less than 90% of the Current Market Price at the record date for such distribution (any such issuance being a "Rights Offering" and Common Shares that may be acquired in exercise of the Rights Offering, or upon conversion of the Convertible Securities offered by the Rights Offering, being the "Offered Shares"). The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event of a reorganization, consolidation, merger, or a sale of all or substantially all of the assets, the Company has the option to redeem the debenture at (i) $1,250 per $1,000 of Principal Sum, if occurring on or before the first anniversary of issuance; (ii) $1,125 per $1,000 of Principal Sum if occurring after the first anniversary and prior to the second anniversary of issuance; and (iii) $1,050 per $1,000 of Principal Sum if occurring after the second anniversary of issuance and prior to the end of the term.

Accounting for the Financings:

The Company has evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. In the case of Convertible Debenture 1 and Convertible Debenture 3, the instrument is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. In the case of Convertible Debenture 2, the instrument is convertible into a fixed number of shares. Although this instrument contains a down-round protection feature, it was determined to be insignificant and did not preclude characterization as conventional convertible. Since the Convertible Debentures achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. In the case of Convertible Debenture 1 and 3, the calculation of the effective conversion amount resulted in a beneficial conversion feature. However, in the case of Convertible Debenture 2, the calculation of the effective conversion amount did not result in a beneficial

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
May 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10. CONVERTIBLE DEBENTURES-Cont'd

conversion feature. At inception, the Company recorded a beneficial conversion feature for Convertible Debenture 1 and 3, as a component of stockholder's equity.

The automatic conversion provision embedded in Convertible Debenture 1 and 3 and the optional redemption feature embedded in Convertible Debenture 2 were not considered clearly and closely related to the host debt instrument. However, these features do not require bifurcation and liability classification because exercisability is solely at the Company's option. The Company analyzed the down-round protection feature, which expires 45 days from the inception date of the financing. The Company determined that there were no contemplated financings during this time period that would trigger the down-round protection feature. Given the feature's short-term nature and the unlikelihood of a triggering event occurring, the down-round protection feature was deemed immaterial at inception and thus does not require bifurcation and liability classification.

The purchase price allocation for Convertible Debenture 1 resulted in a debt discount of $20,000. The purchase price allocation for Convertible Debenture 3 resulted in a debt discount of $9,300. The discount on the debenture will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $4,441 during the period from inception to May 31, 2011. Additionally, the Company recorded accrued interest of $2,657 on the debentures from inception through May 31, 2011.

The Company is required to issue common stock as an additional capital payment to any principal payment made on the Convertible Debenture 1 and Convertible Debenture 3. The Company has recorded this commitment as a liability in the amount of $35,160. The offsetting charge is to deferred financing costs. The deferred financing costs will be amortized through periodic charges to interest expense over the term of the debenture using the straight-line method. Amortization of deferred financing costs amounted to $6,647 during the period from inception to May 31, 2011.

11. SUBSEQUENT EVENTS

Subsequent to May 31, 2011, the Company raised an additional $210,000 by issue of convertible debentures. The Debentures accrue interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     SDI is a less-than-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force, or ammunition. SDI is currently in the advanced stages of deploying their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40). The market sectors for these products include; the military, army, navy, air force, peacekeeping, homeland security, and law enforcement professionals. SDI's products were designed for use in existing 40mm grenade launchers, and standard issue riot guns.

     The BIP40 is a direct impact less-than-lethal ammunition round. Developed to respond to the increasing demand for security solutions in circumstances that do not require lethal force to control. Patented technology allow for operational effectiveness at distances of up to 262 feet (80m), while still enhancing target safety if engaged from close range.

     The BIP40 operates with smokeless powder as a propellant, ensuring consistent velocity and accuracy at long distances. The head of the round has a collapsible nose that absorbs the kinetic energy upon impact. The Company holds a global patent for the collapsible nose.

     Designed to supersede previous blunt impact solutions such as foam, baton, sponge and rubber bullets, the BIP40's technology enables the projectile to engage the target with higher kinetic energy while meeting official, military standard requirements.

     The WEP40 is an electric ammunition round that was developed to answer the growing need for an effective, extended range incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI's patented and patent-pending technologies allows for this ammunition round to deliver operational success at distances up to feet 160 feet (50m).

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

     SDI  has  received  a  Letter  of  Intent  (LOI)  from a  distributor  that
represents   an   interested   Country  to  obtain  a  large   number  of  SDI's
less-than-lethal ammunition. SDI and the end user Country will be testing the Company's ammunition in the summer of 2011 for assessment purposes.

     The Company has been in talks with several military and law enforcement groups this quarter in regards to live demonstrations of SDI's less-than-lethal products. SDI will be demonstrating to these groups in the summer of 2011, looking to obtain sales orders of their products.

     During the three months ended May 31, 2011 the Company issued convertible notes for borrowings in the principal amount of $196,500.

     Subsequent to May 31, 2011, the Company raised an additional $210,000 by issuance of convertible debentures. The Debentures accrue interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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

     Subsequent to May 31, 2011, SDI was extended an invitation to a 2-day military workshop with top military leaders from an interested country. Both military and police agencies were present for this workshop. The purpose of the exhibition was to explore military products, including less-lethal products that will assist the country's armed forces in moving forward in a peace-keeping format. Representatives of SDI displayed the Company's Wireless Electric Projectile ("WEP40") ammunition, and the Blunt Impact Projectile ("BIP40") less-lethal ammunition. There was a large amount of interest from both the military and police groups to initiate a live demonstration in the coming weeks.

     SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2011 has not generated any revenue.

     During the three months ended May 31, 2011 compared to the three months ended May 31, 2010, there were no research and product development expenses since the development of the Company's products was nearing completion.

     During the period from inception (March 1, 2005) through May 31, 2011 SDI's operations used $9,958,189 in cash. During this period SDI purchased $58,773 of equipment and raised $10,083,150 from financing activities.

     SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2012 will be:

      Development and Production costs              $120,000
      General and Administrative Expenses           $550,000
                                                  ----------
                  Total                             $670,000
                                                  ==========

     Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of May 31, 2011.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

     See Note 11 to the financial statements included as part of this report for information concerning events which occurred subsequent to May 31, 2011.

Item 4.     Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2011, SDI's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI's disclosure controls and procedures. Based on that evaluation, SDI's Principal Executive Officer and Principal Financial Officer concluded that SDI's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI's internal control over financial reporting during the quarter ended May 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


                                      SECURITY DEVICES INTERNATIONAL, INC.

Date:  July 15, 2011
                                      By: /s/ Gregory Sullivan
                                          -----------------------------------
                                          Gregory Sullivan, President and
                                          Principal Executive Officer



Date:  July 15, 2011
                                      By: /s/ Rakesh Malhotra
                                          -----------------------------------
                                          Rakesh Malhotra, Principal
                                          Financial and Accounting Officer