Form 10-Q
period 2011-08-31
Security Devices International Inc.
filed 2011-10-17
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _______

Commission File Number: 333-132456

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,878,050 shares outstanding as of October 10, 2011.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2011
(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2011
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No
Interim Balance Sheets as at August 31, 2011 and November 30, 2010	1
Interim Statement of Operations for the nine months and three months ended August 31, 2011 and August 31, 2010 and the period from Inception (March 1, 2005) to August 31, 2011	2
Interim Statement of Cash Flows for the nine months ended August 31, 2011 and August 31, 2010 and the period from Inception (March 1, 2005) to August 31, 2011	3
Interim Statements of changes in Stockholders’ Deficit for the nine months ended August 31, 2011 and for the period from inception (March 1, 2005) to November 30, 2010	4
Condensed Notes to Interim Financial Statements	5-19

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at August 31, 2011 and November 30, 2010
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2011	2010
	(unaudited)	(audited)
ASSETS	$	$
CURRENT
Cash	69,399	247,328
Deferred financing costs (note 10)	19,682	-
Prepaid expenses and other receivables (note 11)	98,765	38,419
Total Current Assets	187,846	285,747
Plant and Equipment, net (Note 4)	21,111	29,200

TOTAL ASSETS	208,957	314,947

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	529,715	787,641
Current portion of Convertible debentures (note 10)	128,619	-
Total Current Liabilities	658,334	787,641

Convertible Debentures (note 10)	531,828	-

Total Liabilities	1,190,162	787,641

Going Concern (note 2)
Related Party Transactions (note 8)
Commitments (note 9)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2010 - nil)
Common stock, $0.001 par value 50,000,000 shares authorized, 25,878,050 issued and outstanding (2010 -25,878,050)	25,878	25,878
Additional Paid-In Capital	16,065,378	15,876,078
Deficit Accumulated During the Development Stage	(17,072,461)	(16,374,650)

Total Stockholders' Deficit	(981,205)	(472,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	208,957	314,947

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations
For the Nine Months and Three Months Ended August 31, 2011 and August 31, 2010 and
the Period from inception (March 1, 2005) to August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited– Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	Since	August 31,	August 31,	August 31,	August 31,
	inception	2011	2010	2011	2010
		$	$	$	$
OPERATING EXPENSES:

Research and product Development cost	7,688,924	195,949	677,686	36,140	246,465
Amortization	37,662	8,089	6,732	2,696	2,244
General and administration	9,580,393	455,697	946,861	142,013	514,458

TOTAL OPERATING EXPENSES	17,306,979	659,735	1,631,279	180,849	763,167

LOSS FROM OPERATIONS	(17,306,979)	(659,735)	(1,631,279)	(180,849)	(763,167)
Other expense- Interest	(38,076)	(38,076)		(24,331)
Other Income-Interest	272,594	-	-	-	-

LOSS BEFORE INCOME TAXES	(17,072,461)	(697,811)	(1,631,279)	(205,180)	(763,167)

Income taxes	-	-	-	-	-

NET LOSS	(17,072,461)	(697,811)	(1,631,279)	(205,180)	(763,167)

Loss per share – basic and diluted		(0.03)	(0.10)	(0.01)	(0.04)

Weighted average common shares outstanding		25,878,050	17,131,532	25,878,050	18,454,137

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
For the Nine Months Ended August 31, 2011 and August 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		nine months	nine months
	Cumulative	ended	ended
	since inception	August 31,	August 31,
	(March 1, 2005)	2011	2010
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(17,072,461)	(697,811)	(1,631,279)
Items not requiring an outlay of cash:
Issue of shares for professional services	584,500	-	-
Stock based compensation (included in general and administration expenses)	5,556,406	-	226,187
Loss on cancellation of common stock	34,400	-	-
Amortization	37,662	8,089	6,732
Amortization of debt discount	11,419	11,419	-
Amortization of deferred financing cost	15,478	15,478	-
Changes in non-cash working capital:
Prepaid expenses and other	(98,765)	(60,346)	(32,808)
Due to related parties	-	-	37,489
Accounts payable and accrued liabilities*	494,555	(293,086)	330,303

NET CASH USED IN OPERATING ACTIVITIES	(10,436,806)	(1,016,257)	(1,063,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment	(58,773)	-	-

NET CASH USED IN INVESTING ACTIVITIES	(58,773)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscriptions received	190,000	160,000	415,000
Net proceeds from issuance of common shares	9,629,150	-	827,500
Proceeds from convertible debentures	678,328	678,328	-
Cancellation of common stock	(50,000)	-	-
Advances from a non related party	-	-	-
Exercise of stock options	117,500	-	10,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,564,978	838,328	1,253,300

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	69,399	(177,929)	189,924

Cash, beginning of period	-	247,328	55,431

CASH, END OF PERIOD	69,399	69,399	245,355

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

* Excludes the credit of $35,160 to accrued liability resulting from deferred financing (a non cash item)

See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders’ Equity
Nine months ended August 31, 2011 and for Period from Inception (March 1, 2005) to November 30, 2010.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management )

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
		$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)

Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047

Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082

Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052

Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)

Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares For services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)

Stock subscriptions received			160,000		160,000
Beneficial conversion feature on convertible debt			29,300		29,300
Net loss for the period				(697,811)	(697,811)
Balance as of August 31, 2011	25,878,050	25,878	16,065,378	(17,072,461)	(981,205)

See condensed notes to the interim financial statements

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
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

The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2010. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2011, the results of its operations for the nine and three-month periods ended August 31, 2011 and August 31, 2010, and its cash flows for the nine -month periods ended August 31, 2011 and August 31, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine month period ended August 31, 2011 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a defense technology corporation specializing in the development of innovative next generation less-than-lethal solutions for security situations that do not require the use of deadly force. SDI is currently developing manufacturing partnerships to assist in the deployment of their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.	NATURE OF OPERATIONS AND GOING CONCERN -Cont’d

At August 31, 2011, the Company has not yet achieved profitable operations, had a working capital deficiency of $470,488 and has accumulated losses of $17,072,461 since inception and expects to incur further losses in the development of its business, all of which limits the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.

In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for shares pending allotment during the year ended November 30, 2010. The Company further received an additional $160,000 subscription for shares pending allotment during the nine month period ended August 31, 2011 and also raised an additional $678,328 by issue of Convertible Debentures

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

The Company has incurred a loss of $ 697,811 during the nine month period ended August 31, 2011 partly due to its research and development activities. At August 31, 2011, the Company had an accumulated deficit during the development stage of $17,072,461 which includes a non-cash stock based compensation expense of $5,556,406 for issue of options and warrants.

3.	RESEARCH AND PRODUCT DEVELOPMENT

Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	PLANT AND EQUIPMENT, NET

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease

	August 31, 2011		November 30, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$

Computer equipment	35,211	23,765	35,211	20,442
Furniture and fixtures	15,310	10,521	15,310	9,131
Leasehold improvements	8,252	3,376	8,252	-
	58,773	37,662	58,773	29,573

Net carrying amount		$21,111		$29,200

5.	CAPITAL STOCK

a)	Authorized

50,000,000 Common shares, $0.001 par value

And

5,000,000 Preferred shares, $0.001 par value

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of SDI’s common stock.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

b)	Issued

25,878,050 Common shares

c)	Changes to Issued Share Capital

Year ended November 30, 2010

On January 4, 2010 the Company completed the placement for 1,510,000 common shares to private investors. The shares were sold at a price of $0.25 per common share for a total consideration of $377,500. The Company paid $20,000 as finder’s fees. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in this connection.

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

On June 9, 2010 the Company sold 650,000 shares of common stock to two private investors at a price of $0.20 per share. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The shares sold are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	CAPITAL STOCK-Cont’d

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

On October 18, 2010 the Company issued 2,500,000 shares of common stock for services which includes 550,000 common shares issued to directors for settlement of debt and cancellation of options and 1,800,000 common shares for services provided by an outside Company which an officer has interest in.

Nine months ended August 31, 2011

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	STOCK BASED COMPENSATION- Cont’d

Market price of Company’s common stock on date of reduction in exercise price	$0.25
Stock-based compensation cost expensed	$6,534

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

Risk free rate	2.61%
Expected dividends	0%
Forfeiture rate	0%
Volatility	170.69%
Market price of Company’s common stock on date of grant of options	$0.25
Stock-based compensation cost expensed	$23,677

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	STOCK BASED COMPENSATION-Cont’d

Risk free rate	2.61%
Expected dividends	0%
Forfeiture rate	0%
Volatility	166.16%
Stock-based compensation cost expensed	$13,326

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

Risk free rate	2.61%
Expected dividends	0%
Forfeiture rate	0%
Volatility	164.99%
Market price of Company’s common stock on date of grant of options	$0.26
Stock-based compensation cost expensed	$119,368

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

Risk free rate	2.61%
Expected dividends	0%
Forfeiture rate	0%
Volatility	189.45%
Market price of Company’s common stock on date of grant of options	$0.26
Stock-based compensation cost expensed	$25,271

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	STOCK BASED COMPENSATION-Cont’d

Risk free rate	3.25%
Expected dividends	0%
Forfeiture rate	0%
Volatility	189.42%
Stock-based compensation cost expensed	$31,097

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

Risk free rate		3.25%
Expected dividends		0%
Forfeiture rate		0%
Volatility		189.42%
Stock-based compensation cost expensed	$	Nil

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	STOCK BASED COMPENSATION-Cont’d

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

Nine months ended August 31, 2011

The Company did not issue any options during the nine month period ended August 31, 2011.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	STOCK PURCHASE WARRANTS-Cont’d

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

Nine months ended August 31, 2011

The Company did not issue any stock purchase warrants during the nine month period ended August 31, 2011.

8.	RELATED PARTY TRANSACTIONS

Nine months ended August 31, 2011

The Company expensed a total of $61,000 as Management fee for payment to its two directors for the nine month period ended August 31, 2011.

The Company expensed $12,000 for services provided by the CFO of the Company and $75,000 for services provided by COO of the Company.

Nine months ended August 31, 2010

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	RELATED PARTY TRANSACTIONS-Cont’d

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

9.	COMMITMENTS-Cont’d

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

d)	The Company signed a consulting agreement with the COO of the Company for a period of six months commencing May 1, 2011. The officer will be paid $9,000 per month.

e)

The Company signed an agreement with a company to develop an Instructor and Operator Training course for its line of less-than-lethal rounds at a total commitment of $40,000. The Company has paid $40,000 during the six month period ended May 31, 2011.

f)

The Company has issued a purchase order to an outside supplier for acquisition of injection molds for their BIP40 ammunition round for a total consideration of $123,675. The Company has already advanced $61,837 during the period ended August 31, 2011 and the balance is payable to the supplier as per following terms: 20% at half completion 20% upon sample submission and balance 10% on sample approval

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of August 31, 2011:

Carrying Value
$100,000 face value convertible debenture due March 23, 2012	$87,795
$46,500 face value convertible debenture due April 14, 2012	40,824
$531,828 face value convertible debenture due June 30, 2014	531,828
Total	$660,447
Current portion	$(128,619)
$531,828

$100,000 Face Value Convertible Debenture
On March 23, 2011, the Company issued a $100,000 face value Convertible Debenture, due March 23, 2012 (“Convertible Debenture 1”), to an investor (“Investor”) for net proceeds of $100,000. The debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price.

$46,500 Face Value Convertible Debenture
On April 14, 2011, the Company issued a $46,500 face value Convertible debenture, due April 14, 2012 (“Convertible Debenture 3”), to an investor (“Investor”) for net proceeds of $46,500. The Debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS -Cont’d

$531,828 Face Value Convertible Debenture

During the six month period ended August, 2011 the Company issued $531,828 face value Convertible debentures, due June 30 2014 (“Convertible Debentures 2”), to various investors (“Investors”) for net proceeds of $531,828. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

The debenture provides down-round protection to the Investor in the event the Company issues rights, options or warrants to all or substantially all the holders of the Common Shares pursuant to which those holders are entitled to subscribe for, purchase or otherwise acquire Common Shares or Convertible Securities within a period of 45 days from the date of issue (the “Rights Period”) at a price, or at a conversion price, of less than 90% of the Current Market Price at the record date for such distribution (any such issuance being a “Rights Offering” and Common Shares that may be acquired in exercise of the Rights Offering, or upon conversion of the Convertible Securities offered by the Rights Offering, being the “Offered Shares”). The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event of a reorganization, consolidation, merger, or a sale of all or substantially all of the assets, the Company has the option to redeem the debenture at (i) $1,250 per $1,000 of Principal Sum, if occurring on or before the first anniversary of issuance; (ii) $1,125 per $1,000 of Principal Sum if occurring after the first anniversary and prior to the second anniversary of issuance; and (iii) $1,050 per $1,000 of Principal Sum if occurring after the second anniversary of issuance and prior to the end of the term.

Accounting for the Financings:

The Company has evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. In the case of Convertible Debenture 1 and Convertible Debenture 3, the instrument is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. In the case of Convertible Debentures 2, the instrument is convertible into a fixed number of shares. Although this instrument contains a down-round protection feature, it was determined to be insignificant and did not preclude characterization as conventional convertible. Since the Convertible Debentures achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. In the case of Convertible Debenture 1 and 3, the calculation of the effective conversion amount resulted in a beneficial conversion feature. However, in the case of Convertible Debentures 2, the calculation of the effective conversion amount did not result in a beneficial

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
August 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.	CONVERTIBLE DEBENTURES-Cont’d

conversion feature. At inception, the Company recorded a beneficial conversion feature for Convertible Debenture 1 and 3, as a component of stockholder’s equity.

The automatic conversion provision embedded in Convertible Debenture 1 and 3 and the optional redemption feature embedded in Convertible Debentures 2 were not considered clearly and closely related to the host debt instrument. The Company analyzed the down-round protection feature, which expires 45 days from the inception date of the financing. The Company determined that there were no contemplated financings during this time period that would trigger the down-round protection feature. Given the feature’s short-term nature and the unlikelihood of a triggering event occurring, the down-round protection feature was deemed immaterial at inception and thus does not require bifurcation and liability classification.

The purchase price allocation for Convertible Debenture 1 resulted in a debt discount of $20,000. The purchase price allocation for Convertible Debenture 3 resulted in a debt discount of $9,300. The discount on the debenture will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $11,419 during the period from inception to August 31, 2011. Additionally, the Company recorded accrued interest of $7,423 on the debentures from inception through August 31, 2011.

The Company is required to issue common stock as an additional capital payment to any principal payment made on the Convertible Debenture 1 and Convertible Debenture 3. The Company has recorded this commitment as a liability in the amount of $35,160. The offsetting charge is to deferred financing costs. The deferred financing costs will be amortized through periodic charges to interest expense over the term of the debenture using the straight-line method. Amortization of deferred financing costs amounted to $15,478 during the period from inception to August 31, 2011.

11.	PREPAID EXPENSES AND OTHER RECEIVABLES

Included in prepaid expenses and other receivables for the period ended August 31, 2011 is an amount for $61,837 (prior period $nil) advanced to a supplier as a deposit for purchase of injection molds for their BIP40 ammunition rounds.

12.	SUBSEQUENT EVENTS

Subsequent to August 31, 2011, the Company raised an additional $100,000 by issuance of convertible debentures due June 30, 2014.

PART I

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

     The WEP40 is an electric ammunition round that was developed to answer the growing need for an effective, extended range incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI’s patented and patent-pending technologies allows for this ammunition round to deliver operational success at distances up to feet 160 feet (50m).

     The market sectors for these products include; the military, army, navy, air force, peacekeeping, homeland security, and special law enforcement professionals. The WEP40 when deployed emits a Wireless Electro Neuro-Muscular Disruption Technology that incapacitates the targeted individual. The Company's products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

     SDI hosted a successful live demonstration of their BIP40 rounds in August 2011 in front of dozens of military, special forces, and elite law enforcement officers overseas in a country of interest. The military and law enforcement groups were able to view and discuss a world first, the Company’s long range, patented, kinetic energy round with a collapsible head.

     SDI has retained a reputable American injection molding company to facilitate the production of their BIP40 less-lethal ammunition round. The Company expects to have production BIP40 rounds in the first calendar quarter of 2012.

     During the quarter, SDI attended the Defense & Security Equipment International (DSEi) exhibition in London, England. The city played host to the world’s largest display of land, sea and air applications of defense and security products and technologies. The exhibition featured 1,391 exhibiting companies representing 46 countries. SDI was a guest of a global defense technology company at the show. SDI received positive feedback from the industry, and several countries looking to acquire less-lethal solutions.

     During the nine months ended August 31, 2011 the Company issued convertible notes for borrowings in the principal amount of $678,328.

     On March 23, 2011, the Company issued a $100,000 face value Convertible Debenture, due March 23, 2012 (“Convertible Debenture 1”), to an investor (“Investor”) for net proceeds of $100,000. The debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity.

     On April 14, 2011, the Company issued a $46,500 face value Convertible debenture, due April 14, 2012 (“Convertible Debenture 3”), to an investor (“Investor”) for net proceeds of $46,500. The Debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity.

     During the six month period ended August, 2011 the Company issued $531,828 face value Convertible debentures, due June 30 2014 (“Convertible Debentures 2”), to various investors (“Investors”) for net proceeds of $531,828. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date.

     Subsequent to August 31, 2011, the Company raised an additional $100,000 by issuance of convertible debentures due June 30, 2014 (“Convertible Debentures 2”).

     SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2011 has not generated any revenue.

     During the period from inception (March 1, 2005) through August 31, 2011 SDI’s operations used $10,436,806 in cash. During this period SDI purchased $58,773 of equipment and raised $10,564,978 from financing activities.

     SDI anticipates that its capital requirements for the twelve-month period ending August 31, 2012 will be:

Development and Production costs	$110,000
General and Administrative Expenses	$385,000
Total	$495,000

     Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of August 31, 2011.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

Item 4.	Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2011, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: October 15, 2011
	By:	/s/ Gregory Sullivan
Gregory Sullivan, President and Principal
Executive Officer

Date: October 15, 2011
	By:	/s/ Rakesh Malhotra
Rakesh Malhotra, Principal Financial and
Accounting Officer