Form 10-K
period 2011-11-30
Security Devices International Inc.
filed 2012-03-13
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. - None

SECURITY DEVICES INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Pennsylvania Ave., NW, 6th Floor
Washington, DC 20004
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (905) 582-6402
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[  ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on February 28, 2012 was approximately $6,902,000.

As of March 9, 2012, the Company had 26,828,050 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1.     BUSINESS

SDI is a less-than-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force, or ammunition. SDI is currently in the advanced stages of deploying their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40). The market sectors for these products include; the military, army, navy, air force, marines, peacekeeping, homeland security, and law enforcement professionals. SDI’s products were designed for use in existing 40mm grenade launchers, and standard issue riot guns.

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

Designed to supersede previous blunt impact solutions such as foam, baton, sponge rounds, and rubber bullets, the BIP40’s technology enables the projectile to engage the target with higher kinetic energy while meeting official, military standard requirements.

The WEP40 is an electric ammunition round that was developed to answer the growing need for an effective, extended range incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI’s patented and patent-pending technologies allows for this ammunition round to deliver operational success at distances up to feet 160 feet (50m).

The market sectors for these products include; the military, army, navy, air force, marines, peacekeeping, homeland security, and special law enforcement professionals. The WEP40 when deployed emits a Wireless Electro Neuro-Muscular Disruption Technology that incapacitates the targeted individual. The Company’s products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

SDI hosted a successful live demonstration of their BIP40 rounds in August 2011 in front of dozens of Military, Special Forces, Correctional Services and elite law enforcement officers overseas in a country of interest. The military and law enforcement groups were able to view and discuss the Company’s long range, patented, kinetic energy BIP40 round.

SDI has retained a reputable American injection molding company to facilitate the production of their BIP40 less-lethal ammunition round. The Company expects to have production BIP40 rounds in the second calendar quarter of 2012.

In October of 2011, SDI was invited to display their BIP40 technology at the NATO Sponsored NATD (North American Technology Demonstration) Joint integrated Program (JIP) Show. SDI participated in the live fire demonstration in Ottawa Ontario. The JIP was sponsored by the Joint Non-Lethal Weapons Directorate (JNLWD) of the United States Military. Its mission is to seek out new non-lethal technologies for today’s modern warfighter. The feedback on the BIP40 demonstration was very positive and SDI has received numerous requests for further analysis of their products from Military and Government agencies in several Countries.

During the year ended November 30, 2011, SDI was invited to and attended the Defense & Security Equipment International (DSEi) exhibition in London, England. The city played host to the world’s largest display of land, sea and air applications of defense and security products and technologies. The exhibition featured 1,391 exhibiting companies representing 46 countries. SDI was a guest of a global defense technology company at the show. SDI received positive feedback from the industry, and several countries looking to acquire less-lethal solutions.

Competition

The Company’s industry is highly competitive and composed of many domestic and foreign companies. The Corporation has experienced and expects to continue to experience, substantial competition from numerous competitors whom it expects to continue to improve their products and technologies. Competitors may announce and introduce new products, services or enhancements that better meet the needs of end-users or changing industry standards, or achieve greater market acceptance due to pricing, sales channels or other factors. Competitors may be able to respond more quickly than the Company to changes in end-user requirements and devote greater resources to the enhancement, promotion and sale of their products.

Patents

Four patent applications, one for the electrical mechanism and the other three for the mechanical mechanism of the WEP40, have been filed by the Company with the U.S. Patent Office. The Company has been issued two patents. The first patent is for the collapsible head technology and the second is for the electrical system within the WEP40.

SDI has also filed several foreign patents applications.

SDI’s patents may not protect its proprietary technology. In addition, other companies may develop products similar to the BIP40 and WEP40 or avoid patents held by SDI. Disputes may arise between SDI and others as to the scope and validity of its patents. Any defence of its patents could prove costly and time consuming and SDI may not be in a position, or may not consider it advisable, to carry on such a defence. In addition, others may acquire or independently develop the same or similar unpatented proprietary technology used by SDI.

Government Regulation

Under current regulations the SDI family of products (the “Family of Products”) will be considered a military or crime control product by the United States Department of Commerce and the export of the Family of Products will be regulated under export administration regulations. As a result, export licenses from the Department of Commerce will be required for all shipments to foreign countries other than Canada. In addition, the Department of Commerce has regulations which may restrict the export of technology used in these products.

Foreign regulations pertaining to non-lethal weapons are numerous and often unclear and a number of countries prohibit these type of devices.

The Company’s Family of Products will be controlled, restricted or its use prohibited by several state and local governments. In many cases, the law enforcement and corrections market is subject to different regulations than the private citizen market. Many states have regulations restricting the sale of stun guns and hand-held shock devices, such as the WEP40, to private citizens or security personnel.

General

As of February 29, 2012 SDI did not have any full-time employees.

SDI’s offices are located at 1101 Pennsylvania Ave., NW, 6th Floor Washington, DC 20004, and 338 Church Street Oakville, Ontario L6J 1P1 Canada. SDI’s rents its Ontario office at a cost of $2,500 per month pursuant to a lease which expires on September 30, 2012. The USA office does not have a lease term and runs month by month. SDI believes its offices are adequate to meet its immediate future needs.

SDI’s website is www.securitydii.com.

ITEM 2.     DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3.     LEGAL PROCEEDINGS.

SDI is not involved in any legal proceedings and SDI does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.     MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

Three Months Ended	High	Low

February 2010	$0.34	$0.20
May 2010	$0.34	$0.17
August 2010	$0.92	$0.18
November 2010	$0.41	$0.25

February 2011	$0.42	$0.15
May 2011	$0.25	$0.14
August 2011	$0.25	$0.05
November 2011	$0.25	$0.08

As of February 29, 2012 SDI had 26,828,050 outstanding shares of common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

SDI’s Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow SDI’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of SDI’s common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favoured by SDI’s management.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

SDI is a less-than-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force, or ammunition. SDI is currently in the advanced stages of deploying their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40). The market sectors for these products include; the military, army, navy, air force, marines, peacekeeping, homeland security, and law enforcement professionals. SDI’s products were designed for use in existing 40mm grenade launchers, and standard issue riot guns.

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

Designed to supersede previous blunt impact solutions such as foam, baton, sponge rounds, and rubber bullets, the BIP40’s technology enables the projectile to engage the target with higher kinetic energy while meeting official, military standard requirements.

The WEP40 is an electric ammunition round that was developed to answer the growing need for an effective, extended range incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI’s patented and patent-pending technologies allows for this ammunition round to deliver operational success at distances up to feet 160 feet (50m).

The market sectors for these products include; the military, army, navy, air force, marines, peacekeeping, homeland security, and special law enforcement professionals. The WEP40 when deployed emits a Wireless Electro Neuro-Muscular Disruption Technology that incapacitates the targeted individual. The Company’s products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

SDI hosted a successful live demonstration of their BIP40 rounds in August 2011 in front of dozens of Military, Special Forces, Correctional Services and elite law enforcement officers overseas in a country of interest. The military and law enforcement groups were able to view and discuss the Company’s long range, patented, kinetic energy BIP40 round.

SDI has retained a reputable American injection molding company to facilitate the production of their BIP40 less-lethal ammunition round. The Company expects to have production BIP40 rounds in the second calendar quarter of 2012.

In October of 2011, SDI was invited to display their BIP40 technology at the NATO Sponsored NATD (North American Technology Demonstration) Joint integrated Program (JIP) Show. SDI participated in the live fire demonstration in Ottawa Ontario. The JIP was sponsored by the Joint Non-Lethal Weapons Directorate (JNLWD) of the United States Military. Its mission is to seek out new non-lethal technologies for today’s modern warfighter. The feedback on the BIP40 demonstration was very positive and SDI has received numerous requests for further analysis of their products from Military and Government agencies in several Countries.

During the year ended November 30, 2011, SDI was invited to and attended the Defense & Security Equipment International (DSEi) exhibition in London, England. The city played host to the world’s largest display of land, sea and air applications of defense and security products and technologies. The exhibition featured 1,391 exhibiting companies representing 46 countries. SDI was a guest of a global defense technology company at the show. SDI received positive feedback from the industry, and several countries looking to acquire less-lethal solutions.

SDI was incorporated on March 1, 2005 and for the period from inception to November 30, 2011 has not generated any revenue.

On January 1, 2012, Mr. Patrick Bryan and on January 3, 2012, Mr. Harry Walters resigned from the board of directors. On January 3, 2012 Mr. Allen Ezer was appointed a director in the Company.

The Company appointed a Chief operating Officer to assist the President with the day to day operations of the company.

The Company contracted Level 4 Capital Corp. to assist with the financial strategy of SDI during this fiscal 2010 and to work with the Company with restructurings, contract negotiations, and operational issues.

During the year ended November 30, 2011:

  Research and product development expenses were substantially lower since the development of the Company’s products was nearing completion.

  General and administrative expenses reduced to $624,545 in 2011 as compared to $1,365,284 in 2010, primarily due to the following reasons:
  During the year ended November 30, 2010 the Company entered into a ‘Consulting and Professional Services agreement’ with Level 4 Capital Corp. for a term of five months. The consultant was to provide various managerial, legal and investor relation services. The total fees for the services agreed were $360,000. The consultant agreed and the Company issued 1,800,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $360,000 to general and administrative expense for this service during the year ended November 30, 2010 ($nil in 2011).

  During the year ended November 30, 2010 the Company obtained the services of a consultant providing consulting, corporate strategy and Investor relations for a term of three months at CAD $10,000 per month. The consultant agreed and the Company issued 150,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $30,000 to general and administrative expense for this service during the year ended November 30, 2010 ($nil in 2011).

  The Company expensed stock based compensation expense (included in general and administrative expenses) for issue and modification of options and warrants for $289,670 during the year ended November 30, 2010 ($nil in 2011). Stock based compensation expense does not require the use of cash, associated with the issue or modification of the exercise price of certain options granted to SDI’s officers, directors and consultants.

During the period from inception (March 1, 2005) through November 30, 2011 SDI’s operations used $10,591,370 in cash. During this period SDI:

  purchased $58,773 of equipment;

  raised $9,819,150 from the sale of shares of its common stock; and

  raised $117,500 from its officers and directors upon the exercise of options to purchase 1,175,000 shares of common stock.

Changes to Issued Share Capital

Year ended November 30, 2011

During the year the Company sold 800,000 shares of common stock to private investors at a price of $0.20 per share. In addition, the Company allotted 150,000 common shares to a subscriber who had subscribed for common shares at $0.20 per share in the prior year. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

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

SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities listed above. The investors in these offerings were provided with full information regarding SDI. There was no general solicitation in connection with these private offerings. The investors in these offerings acquired SDI’s securities for their own account. The certificates representing the shares of common stock issued to the investors in these offerings bear restricted legends providing that the shares cannot be sold except pursuant to an effective registration statement or an exemption from registration.

SDI anticipates that its capital requirements for the twelve-month period ending November 30, 2012 will be:

Development and Production costs	$110,000
General and Administrative Expenses	435,000
Total	$545,000

Other than the foregoing, SDI did not have any material future contractual obligations or off balance sheet arrangements as of November 30, 2011.

SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS

See the financial statements included with this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A. and 9A(T).     CONTROLS AND PROCEDURES

a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2011, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

SDI’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of SDI’s principal executive officer and principal financial officer and implemented by SDI’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of SDI’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SDI’s management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of SDI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle. Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and interim financial statements.

Based on this evaluation, SDI’s management concluded that SDI’s internal control over financial reporting was effective as of November 30, 2011.

There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Gregory Sullivan	45	President, Principal Executive Officer and a Director
Dean Thrasher	48	Chief Operating Officer
Boaz Dor	57	Secretary and a Director
Rakesh Malhotra	55	Principal Financial and Accounting Officer
Allen Ezer *	35	Director

* Appointed as a director on January 3, 2012.

The directors of SDI serve until the first annual meeting of its shareholders and until their successors have been duly elected and qualified. The officers serve at the discretion of SDI’s directors.

Gregory Sullivan has been a director of SDI since April 2005. On May 30, 2010 Mr. Sullivan was appointed SDI’s President and Principal Executive Officer. Mr. Sullivan has been a law enforcement officer for the past 20 years. During his law enforcement career, Mr. Sullivan has trained with federal, state and municipal agencies in the United States, Canada and the Caribbean and has gained extensive experience in the use of lethal and non-lethal weapons. Mr. Sullivan has also trained personnel employed by both public and private agencies in the use of force and firearms. Mr. Sullivan served four years with the military reserves in Canada.

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

Rakesh Malhotra has been SDI’s Chief Financial Officer since January 7, 2007. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Chartered Accountant (CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) degree from the University of Delhi (India) and worked for A.F Ferguson & Co. (the Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over ten years in New Delhi, Mr. Malhotra moved to the Middle East and worked for five years with the International Bahwan Group in a senior finance position. During 2000 and 2001, Mr. Malhotra worked as a chartered accountant with a mid-sized accounting firm in Toronto performing audits of public companies. Since 2005 Mr. Malhotra has been a consultant to a number of public companies. Mr. Malhotra has more than 20 years experience in accounting and financing.

Allen Ezer comes with ten years of financial services and mining experience. Allen has been responsible for the development and implementation of asset allocation models for his client accounts, though has also focused on equity/debt research, as well as business development initiatives. Mr. Ezer has coordinated and monitored a team of experts (both internally and 3rd party portfolio managers), applying systematic strategies for disciplined risk management and wealth transfer.

SDI does not have a compensation committee. Rakesh Malhotra is SDI’s financial expert. However, since he is an officer of SDI, Mr. Malhotra is not independent as that term is defined in 803 of the NYSE AMEX Company Guide.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table shows the compensation for the two years ended November 30, 2011 earned by SDI’s Principal Executive Officers. None of the other directors or officers of SDI received compensation in excess of $100,000 during these years.

						All
						Other
				Stock	Option	Annual
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Gregory Sullivan,	2011	--	--	--	--	$39,500	$39,500
President since	2010	--	--	--	$144,311	$77,000	$221,311
May 30, 2010

Sheldon Kales,	2011	--	--	--	--	--	--
President prior to	2010	--	--	--	$13,097	$45,500	$58,597
May 30, 2010

(1)	The dollar value of base salary (cash and non-cash) received.
(2)	The dollar value of bonus (cash and non-cash) received.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant, adjusted for the fair value relating to lowering the exercise price of options granted.
(5)	Amount represents consulting fees paid during the year.

SDI does not have an employment agreement with any of its officers.

Effective January 1, 2012, the directors of the Company executed consulting agreement with the Company on the following terms:

Agreement with a director to pay compensation for $5,000 per month. The agreement expires April 30, 2012.
Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.
Agreement with the Chief Executive Officer to pay $12,000 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones.

Changes in Directors

On January 1, 2012 Mr. Patrick Bryan resigned as a director of the Company.
On January 3, 2012 Mr. Harry Walters resigned as a director of the Company.
On January 3, 2012, Mr. Allen Ezer was appointed as a director of the Company.

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

Compensation of Directors during Year Ended November 30, 2011 and November 30, 2010.

Year ended November 30, 2011:
				Awards of Options
Name	Paid in Cash (1)		Stock Awards (2)	or Warrants (3)

Boaz Dor	$39,500		--	--
Gregory Sullivan	$39,500		--	--

Year ended November 30, 2010:
				Awards of Options
Name	Paid in Cash (1)		Stock Awards (2)	or Warrants (3)

Boaz Dor	$64,250	(4)	--	$5,820
Gregory Sullivan	$50,500	(5)	--	$144,311
Harry Walter	-		--	$24,941
Patrick Bryan	-		--	$24,941

(1)	Represents consulting fees paid during the year
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.
(4)	Does not include compensation for $14,000 settled by issue of shares
(5)	Does not include compensation of $26,500 settled by issue of shares

Stock Option and Bonus Plans

SDI has adopted stock option and stock bonus plans. A summary description of these plans follows. In some cases these Plans are collectively referred to as the “Plans”.

Incentive Stock Option Plan. SDI’s Incentive Stock Option Plan authorizes the issuance of shares of SDI’s Common Stock to persons that exercise options granted pursuant to the Plan. Only SDI employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by SDI’s directors but cannot be less than the market price of SDI’s common stock on the date the option is granted.

Non-Qualified Stock Option Plan. SDI’s Non-Qualified Stock Option Plan authorizes the issuance of shares of SDI’s Common Stock to persons that exercise options granted pursuant to the Plans. SDI’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to it’s employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Summary. The following lists, as of November 30, 2011, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI’s common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans

Incentive Stock Option Plan	1,000,000	--	N/A	1,000,000
Non-Qualified Stock Option Plan	5,000,000	1,450,000*	N/A	3,550,000
Stock Bonus Plan	150,000	N/A	--	150,000

* subsequent to the year, on January 4, 2012, the Company granted 905,000 options to its directors, officers and consultants.

The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2011, and the options held by the officers and directors named below. All of the options listed below were granted pursuant to SDI’s Non-Qualified Stock Option Plan.

Options Exercised
					Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted (#)	Price	Date	Exercise (1)	Realized (2)

Gregory Sullivan	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	01/24/08	117,000	$0.10	01/24/13	117,000	$25,740

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which are:		Exercise		Expiration
Name	Exercisable	Unexercisable	Price		Date

Rakesh Malhotra	125,000	--	$0.25	(1)	6-30-14	(2)
Harry Walters	50,000	--	$0.20		6-15-15
Patrick Bryan	50,000	--	$0.20		6-15-15
Harry Walters	50,000	--	$0.20		9-30-15
Patrick Bryan	50,000	--	$0.20		9-30-15

(1)	On June 17, 2009, SDI’s directors approved the reduction of the exercise price of these options to $0.25 per share.
(2)	On December 4, 2009 SDI’s directors extended the expiration date of these options to June 30, 2014.

For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

(ii)

a willful or knowing failure or refusal by the Option Holder to perform any or all of his material duties and responsibilities as an officer of SDI, other than as the result of the Option Holder’s death or Disability; or

(iii)

gross negligence by the Option Holder in the performance of any or all of his material duties and responsibilities as an officer of SDI, other than as a result of the Option Holder’s death or Disability;

For purposes of these options "Disability" means any mental or physical illness, condition, disability or incapacity which prevents the Option Holder from reasonably discharging his duties and responsibilities as an officer of SDI for a minimum of twenty hours per week.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI’s stock option plans as of November 30, 2011, SDI’s most recent fiscal year end. SDI’s stock option plans have not been approved by its shareholders.

Number of Securities
	Number		Remaining Available
	of Securities		For Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise	Exercise Price of	Compensation Plans,
	of Outstanding	of Outstanding	Excluding Securities
Plan category	Options (a)	Options	Reflected in Column (a)

Incentive Stock Option Plan	--	--	1,000,000
Non-Qualified Stock Option Plan	1,450,000	$0.27	3,550,000

Warrants

In addition to the options described above, SDI has as of November 30, 2011, granted warrants to its officers and directors upon the terms shown below.

		Shares Issuable
	Grant	Upon Exercise	Exercise		Expiration
Name	Date	of Options*	Price		Date

Gregory Sullivan	10-05-07	50,000	$0.25	(1)	10-05-14
Boaz Dor	9-06-07	17,000	$0.25	(1)	5-31-17
Gregory Sullivan	10-01-10	397,000	$0.20	(2)	9-30-15
Boaz Dor	10-01-10	50,000	$0.20	(3)	9-30-15
Rakesh Malhotra	10-01-10	175,000	$0.20	(4)	9-30-15

* Subsequent to the year, On January 4, 2012, the board of directors issued warrants to a corporation in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares.

(1) On June 17, 2009, SDI’s directors approved the reduction of the exercise price of these warrants to $0.25 per share.

(2) On October 1, 2010, the Board cancelled 725,000 options issued to the director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof.

(3) On October 1, 2010, the Board cancelled 400,000 options issued to the director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to June 30, 2014 and issued warrants to acquire 50,000 common shares exercisable at $0.20 per share with an expiry term of five years and 50,000 common shares in lieu thereof.

(4) On October 1, 2010, the Board cancelled 175,000 options issued to the officer having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to acquire 175,000 common shares exercisable at $0.20 per share with an expiry term of five years.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows the ownership of SDI’s common stock as of February 28, 2012 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares (1)	Percent of Class
Gregory Sullivan	540,000	2.0%
Boaz Dor	767,000	2.9%
Level 4 Capital Corp.	1,800,000	6.7%
Sheldon Kales	2,300,000	8.6%
GMP Securities	1,700,000	6.3%
All Officers and Directors as a group	1,307,000	4.9%

(1)	Does not reflect shares issuable upon the exercise of options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman, LLP (“Schwartz Levitsky”) audited SDI’s financial statements for the years ended November 30, 2011 and 2010.

The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

	2011	2010

Audit Fees	$20,000	$20,000
Audit-Related Fees	$16,500	$10,500
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed for professional services rendered for the audit of SDI’s annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI’s 10-Q reports. Before Schwartz Levitsky was engaged by Security Devices to render audit services, the engagement was approved by Security Device’s Directors.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit

31	Rule 13a-14(a) Certifications *
32	Section 1350 Certifications *

* Filed with this report.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2011 AND 2010

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2011 AND 2010
(Amounts expressed in US Dollars)

TABLE OF CONTENTS
Page No
Report of Independent Registered Public Accounting Firm	1
Balance Sheets as at November 30, 2011 and November 30, 2010	2
Statements of Operations and Comprehensive loss for the years ended November 30, 2011 and November 30, 2010 and the period from inception (March 1, 2005) to November 30, 2011	3
Statements of Cash Flows for the years ended November 30, 2011 and November 30, 2010 and the period from inception (March 1, 2005) to November 30, 2011	4
Statements of Stockholders’ Deficit for the years ended November 30, 2011 and November 30, 2010 and the period from inception (March 1, 2005) to November 30, 2011	5
Notes to Financial Statements	6-35

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENCED PUBLIC ACCOUNTANTS
TORONTO , MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Security Devices International, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Security Devices International, Inc. (the “Company”) as at November 30, 2011 and 2010 and the related statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended November 30, 2011 and 2010 and the period from inception (March 1, 2005) to November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended November 30, 2011 and 2010 and the period from inception (March 1, 2005) to November 30, 2011 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company has not commenced operations and has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to maintain its operating expenses, but also to continue to develop and be able to profitably market its product. That raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 12, 2012	Licensed Public Accountants

2300 Yonge Street, Suite 1500
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2011 and 2010
(Amounts expressed in US Dollars)

	2011	2010
	$	$
ASSETS
CURRENT
Cash	114,835	247,328
Deferred financing costs (Note 13)	10,916	-
Prepaid expenses and other receivables (Note 14)	107,704	38,419

Total Current Assets	233,455	285,747
Plant and Equipment (Note 9)	18,414	29,200

TOTAL ASSETS	251,869	314,947
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	568,995	787,641
Current portion of Convertible Debentures (Note 13)	135,998	-
Total Current Liabilities	704,993	787,641
Convertible Debentures (Note 13)	731,828	-
Total Liabilities	1,436,821	787,641
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 11)
Subsequent Events (Note 15)

STOCKHOLDERS’ DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2010 - nil)
Common stock, $0.001 par value 50,000,000 shares authorized, 26,828,050 issued and outstanding (2010 -25,878,050)	26,828	25,878
Additional Paid-In Capital	16,064,428	15,876,078
Deficit Accumulated During the Development Stage	(17,276,208)	(16,374,650)

Total Stockholders’ Deficit	(1,184,952)	(472,694)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	251,869	314,947

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2011 and 2010 and the Period from Inception (March 1, 2005) to November 30, 2011
(Amounts expressed in US Dollars)

	Cumulative
	since inception	2011	2010
	$	$	$
EXPENSES:
Research and Product Development cost	7,688,924	195,949	946,702
Amortization	40,359	10,786	8,976
General and administration	9,749,241	624,545	1,365,284
TOTAL OPERATING EXPENSES	17,478,524	831,280	2,320,962
LOSS FROM OPERATIONS	(17,478,524)	(831,280)	(2,320,962)
Other expense-Interest	(70,278)	(70,278)	-
Other Income-Interest	272,594	-	-
LOSS BEFORE INCOME TAXES	(17,276,208)	(901,558)	(2,320,962)
Income taxes (Note 10)	-	-	-
NET LOSS AND COMPREHENSIVE LOSS	(17,276,208)	(901,558)	(2,320,962)
Loss per share – basic and diluted		(0.03)	(0.12)
Weighted average common shares outstanding		26,114,899	18,612,924

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Years Ended November 30, 2011 and 2010 and the Period from Inception (March 1, 2005) to November 30, 2011
(Amounts expressed in US Dollars)

	Cumulative
	Since inception	2011	2010
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(17,276,208)	(901,558)	(2,320,962)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	430,500
Stock based compensation for options and warrants (included in general and administration expenses)	5,556,406	-	289,670
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	40,359	10,786	8,976
Amortization of debt discount	18,798	18,798	-
Amortization of deferred financing cost	24,244	24,244	-
Changes in non-cash working capital:
Prepaid expenses and other receivables	(107,704)	(69,285)	(7,247)
Accounts payable and accrued liabilities*	533,835	(253,806)	95,912

NET CASH USED IN OPERATING ACTIVITIES	(10,591,370)	(1,170,821)	(1,503,151)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Plant and Equipment	(58,773)	-	(8,252)

NET CASH USED IN INVESTING ACTIVITIES	(58,773)	-	(8,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common shares	9,819,150	160,000	1,692,500
Proceeds from convertible debentures	878,328	878,328	-
Cancellation of common stock	(50,000)	-	-
Exercise of stock options	117,500	-	10,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,764,978	1,038,328	1,703,300

NET INCREASE (DECREASE) IN CASH FOR THE YEAR	114,835	(132,493)	191,897
Cash, beginning of Year	-	247,328	55,431
CASH, END OF YEAR	114,835	114,835	247,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

* Excludes the credit of $35,160 to accrued liability resulting from deferred financing (a non cash item)

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to November 30, 2011.
(Amounts expressed in US Dollars)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
	$	$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares For services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Issuance of common shares for
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

The financial statements include the accounts of Security Devices International Inc. (the “Company” or “SDI”) were prepared in accordance with generally accepted accounting principles in the United States of America. The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a defence technology corporation specializing in the development of innovative next generation less-than-lethal security solutions that do not require the use of deadly force. SDI has implemented manufacturing partnerships to assist in the deployment of their patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP40), and the Wireless Electric Projectile 40mm (WEP40).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At November 30, 2011, the Company has no source of operating cash flows, has not achieved profitable operations, had a working capital deficiency of $471,538 and has accumulated losses of $17,276,208 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for 150,000 shares pending allotment during the year ended November 30, 2010. The Company further raised an additional $160,000 through the issuance 800,000 common shares during the year ended November 30, 2011 and also allotted 150,000 shares relating to subscriptions received in 2010. In addition, the company has raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

The Company has incurred a loss of $ 901,558 during the year ended November 30, 2011 partly due to its research and development activities. At November 30, 2011, the Company had an accumulated deficit during the development stage of $17,276,208 which includes a non- cash stock based compensation expense of $5,556,406 for issue of options and warrants.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculation of stock based compensation, calculation of beneficial conversion feature for convertible debentures and estimating the useful life of its plant and equipment.

b)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2005 through 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2005 through 2010.

c)	Revenue Recognition

The Company’s revenue recognition policies are expected to follow common practice in the manufacturing industry. The Company will record revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements will be met: persuasive evidence of an arrangement exists; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable; and collectability is probable. For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

d)	Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2011 and 2010 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2011, there were 1,450,000 options and 1,289,000 warrants outstanding, which were convertible into equal number of common shares of the Company.

e)	Fair Values

The Company carries cash, accounts payable and accrues liabilities and convertible debentures at their estimated fair values. (See note 3(j))

f)	Research and Product Development

Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

g)	Stock-Based Compensation

All awards granted to employees and non-employees after November 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of November 30, 2011 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended November 30, 2011 and 2010 was $Nil and $289,670 respectively

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

h)	Foreign Currency

The Company maintains its books, records and banking transactions in U.S. dollars which is its functional and reporting currency. Exchange gains and losses are realized due to the differences in the exchange rate at the transaction date versus the rate in effect at the settlement or balance sheet date. Exchange gains and losses are recorded in the statement of operations.

i)	Comprehensive loss

Comprehensive loss includes all changes in equity (net assets) during a period from non- owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

j)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and convertible debentures.

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

• Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Assets that are generally included in this category are cash and cash equivalents comprised of money market funds, restricted cash and short-term investments.

• Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

• Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

j)	Financial Instruments-Cont’d

Assets and liabilities measured at fair value as of November 30, 2011 and 2010 are classified below based on the three fair value hierarchy tiers described above:

	Carrying Value	Fair Value
November 30, 2011:
Cash	$114,835	$114,835
Accounts payable and accrued liabilities	568,995	568,995
Convertible debentures	$867,826	$867,826

	Carrying Value	Fair Value
November 30, 2010:
Cash	$247,328	$247,328
Accounts payable and accrued liabilities	$787,641	$787,641

Cash has been measured using Level 1 of the Fair Value Hierarchy.

k)	Impairment of Long-lived Assets

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

m)	Intellectual Property with Respect to Pending Patent Applications

Four patent applications, one for the electrical mechanism and the other three for the mechanical mechanism of the WEP40, have been filed by the Company with the U.S. Patent Office. The Company has been issued two patents. The first patent is for the collapsible head technology and the second is for the electrical system within the WEP40. Expenditures for patent applications as a result of research activity are not capitalized due to the uncertain value of the benefits that may accrue.

n)	Plant and Equipment

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements

On November 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after November 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements Cont’d

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2011	2010
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$450,143	$735,634
Accrued liabilities	118,852	52,007
	$568,995	$787,641

Accrued liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

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

b) Issued

26,828,050 Common shares (2010: 25,878,050 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2011

During the year the Company issued 800,000 shares of common stock to private investors at a price of $0.20 per share. In addition, the Company allotted 150,000 common shares to a subscriber who had subscribed for common shares at $0.20 per share in the prior year. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

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
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

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

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2011.

Non-Qualified Stock Option Plan. SDI’s Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available under this plan from 2,250,000 to 4,500,000 effective October 10, 2007. The Company further amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on April 10, 2008.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2011.

Year ended November 30, 2011

The Company did not issue any options during the year ended November 30, 2011.

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
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

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
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

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
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

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

Risk free rate	3.25%
Expected dividends	0%
Forfeiture rate	0%
Volatility	189.42%
Stock-based compensation cost expensed	$5,508

As of November 30, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan:

	Number of shares
	2011	2010

Outstanding, beginning of year	1,450,000	3,768,000
Granted	-	685,000
Expired	-	(220,000)
Exercised	-	(108,000)
Forfeited	-	(775,000)
Cancelled	-	(1,900,000)
Outstanding, end of year	1,450,000	1,450,000
Exercisable, end of year	1,450,000	1,450,000

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

	Option price	Number of shares
Expiry date	per share	2011
January 29, 2012	$0.50	40,000
April 11, 2013	$0.50	150,000
June 30, 2014	$0.25	1,025,000
June 15, 2015	$0.20	100,000
September 30, 2015	$0.20	135,000

TOTAL		1,450,000

Weighted average exercise price:
Options outstanding at end of year	$0.27
Options granted during the year	-
Options exercised during the year	-
Options cancelled during the year	-

	Option price	Number of shares
Expiry date	per share	2010
January 29, 2012	$0.50	40,000
April 11, 2013	$0.50	150,000
June 30, 2014	$0.25	1,025,000
June 15, 2015	$0.20	100,000
September 30, 2015	$0.20	135,000

TOTAL		1,450,000

Weighted average exercise price:
Options outstanding at end of year	$0.27
Options granted during the year	$0.21
Options exercised during the year	$0.10
Options cancelled during the year	$0.24

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

The weighted average remaining contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:

	2011	2010
	(Years)	(Years)
Total outstanding options	2.6	3.6
Total exercisable options	2.6	3.6

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2011

The Company did not issue any stock purchase warrants during the year ended November 30, 2011.

Year ended November 30, 2010

On October 1, 2010, the Board cancelled 725,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof (see Note 6).

On October 1, 2010, the Board cancelled 400,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to June 30, 2014 and issued warrants to acquire 50,000 common shares exercisable at $0.20 per share with an expiry term of five years and 50,000 common shares in lieu thereof (see Note 6).

On October 1, 2010, the Board cancelled 175,000 options issued to an officer having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to acquire 175,000 common shares exercisable at $0.20 per share with an expiry term of five years (see Note 6).

On October 1, 2010, the Board cancelled 300,000 options each for a total of 600,000 options issued to two consultants having an exercise price of $0.25 per share and expiring on June 30, 2014 and issued warrants to each to acquire 300,000 common shares exercisable at $0.20 per share for a total of 600,000 warrants with an expiry term of five years (see Note 6).

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE WARRANTS-Cont’d

	Number of
	Warrants	Exercise	Expiry
	Granted	Prices	Date
		$
Outstanding at November 30, 2008 and average exercise price	423,950	1.08
Granted in year 2009	788,000	0.50	6/15/2010
Exercised	-	-
Forfeited/Expired	(106,950)	(2.81)
Cancelled	-	-
Outstanding at November 30, 2009 and average exercise price	1,105,000	0.50
Granted in year 2010	1,222,000	0.20	10/1/2015
Exercised	-	-
Forfeited/Expired	(1,038,000)	(0.50)
Cancelled	-	-
Outstanding at November 30, 2010 and average exercise price	1,289,000	0.22
Granted in year 2011	-	-
Exercised	-	-
Forfeited/Expired	-	-
Cancelled	-	-
Outstanding at November 30, 2011 and average exercise price	1,289,000	0.22
Exercisable at November 30, 2011	1,289,000	0.22
Exercisable at November 30, 2010	1,289,000	0.22

The weighted average remaining contractual term of the total outstanding, and the total exercisable warrants were as follows:

	2011	2010
	(Years)	(Years)
Total outstanding warrants	3.9	4.9
Total exercisable warrants	3.9	4.9

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Year ended November 30, 2011

The Company expensed a total of $79,000 as Management fee for payment to its two directors for the year ended November 30, 2011.

The Company expensed $23,808 for services provided by the CFO of the Company and $99,200 for services provided by COO of the Company.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS-Cont’d

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

g)

On October 1, 2010, the Board cancelled 725,000 options issued to a director having an exercise price of $0.25 per share and expiring on various dates ranging from October 29, 2011 to January 4, 2015 and issued warrants to acquire 397,000 common shares exercisable at $0.20 per share with an expiry term of five years and 500,000 common shares in lieu thereof. All outstanding payables to the said director for services provided were adjusted against the said issuance of common shares. The Company expensed this additional non- cash stock based compensation expense relating to this modification for $31,097.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS-Cont’d

k)

Effective June 1, 2010, the Company entered into a ‘Consulting and Professional Services agreement’ with Level 4 Capital Corp. for a term of five months. The consultant is to provide various managerial, legal and investor relation services. The total fees for the services agreed was $360,000. The consultant agreed and the Company issued 1,800,000 common shares of the Company at $0.20 per share in lieu of fees. The Company expensed $360,000 to general and administrative expense during the year ended November 30, 2010. Subsequent to the completion of the contract, the consultant became the Chief Operating officer of the Company.

9.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation.

	Nov 30, 2011		Nov 30, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	35,211	24,873	35,211	20,442
Furniture and fixtures	15,310	10,985	15,310	9,131
Leasehold Improvements	8,252	4,501	8,252	-
	58,773	40,359	58,773	29,573

Net carrying amount	$18,414	$29,200
Amortization expense	$10,786	$8,976

10.	INCOME TAXES

The Company has certain non-capital losses of approximately $11,387,337 (2010: $10,528,821) available, which can be applied against future taxable income and which expire as follows:

2025	$188,494
2026	$609,991
2027	$1,731,495
2028	$3,174,989
2029	$2,792,560
2030	$2,031,292
2031	$858,516
$11,387,337

Reconciliation of statutory tax rate to the effective income tax rate is as follows:

Federal statutory income tax rate	35.0%
Deferred tax asset valuation allowance	(35.0	) %
Effective rate	(0.0	) %

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2011 and 2010 are as follows:

	2011	2010
Operating losses available to offset future income-taxes	$11,387,337	$10,528,821

Expected Income tax recovery at statutory rate of 35% (2010: 35.0%)	$(3,985,568)	$(3,685,087)
Valuation Allowance	$3,985,568	$3,685,087
Net deferred tax assets	-	-

As the company is in the development stage and has not yet earned any revenue, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2011 and 2010.

11.	COMMITMENTS

a)	Effective January 1, 2011, a director of the Company renewed consulting agreement with the Company on a monthly remuneration of $3,000. The agreement expires December 31, 2011(see also Note 15 (e)):

b) On November 30, 2009, the Company entered into a Memorandum of Understanding ("MOU") with its research and development service contractor ("the contractor"). This MOU covers various alternatives to the Company to settle the liability to the contractor in the amount of $658,932 as at November 30, 2009. Should the Company become insolvent, or is unable to continue operations, or is unable to pay the contractor pursuant to the MOU, then it will grant the contractor an exclusive, irrevocable, worldwide, assignable, sub licensable, perpetual license to further develop and to market the Company’s electric bullet (WEP40) and blunt impact (BIP40) technology. The Company will negotiate a royalty in the event of granting such rights to the contractor. The Company terminated their MOU with the contractor during the quarter ended February 28, 2011 and is currently negotiating with the contractor for future services on as need basis.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

11.	COMMITMENTS-Cont’d

c)

The Company has commitments for leasing office premises in Oakville, Ontario, Canada to September 30, 2012 at a monthly rent (excluding proportionate realty and maintenance costs and taxes) of Canadian $2,500 per month.

d)	The Company signed a consulting agreement with the COO of the Company for a period of six months commencing May 1, 2011. The officer will be paid $9,000 per month.

e)

The Company has issued a purchase order to an outside supplier for acquisition of injection moulds for their BIP40 ammunition round for a total consideration of $123,675. The Company has already advanced $61,837 during the year ended November 30, 2011 and the balance is payable to the supplier as per following terms: 20% at half completion 20% upon sample submission and balance 10% on sample approval

12.	SEGMENT DISCLOSURES

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the research and product development for its wireless electric ammunition, as well as its blunt impact projectile. All assets of the business are located in Canada.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

13.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of November 30, 2011:

Carrying Value
$100,000 face value convertible debenture due March 23, 2012	$92,832
$46,500 face value convertible debenture due April 14, 2012	43,166
$731,828 face value convertible debenture due June 30, 2014	731,828
Total	$867,826
Current portion	$(135,998)
$731,828

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

13.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS -Cont’d

$731,828 Face Value Convertible Debenture

During the year ended November 30, 2011 the Company issued $731,828 face value Convertible debentures, due June 30 2014 (“Convertible Debentures 2”), to various investors (“Investors”) for net proceeds of $731,828. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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

Accounting for the Financings:

The Company has evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. In the case of Convertible Debenture 1 and Convertible Debenture 3, the instrument is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. In the case of Convertible Debentures 2, the instrument is convertible into a fixed number of shares. Although this instrument contains a down-round protection feature, it was determined to be insignificant and did not preclude characterization as conventional convertible. Since the Convertible Debentures achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. In the case of Convertible Debenture 1 and 3, the calculation of the effective conversion amount resulted in a beneficial conversion feature. However, in the case of Convertible Debentures 2, the calculation of the effective conversion amount did not result in a beneficial conversion feature. At inception, the Company recorded a beneficial conversion feature for Convertible Debenture 1 and 3, as a component of stockholder’s equity.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

13.	CONVERTIBLE DEBENTURES-Cont’d

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

The purchase price allocation for Convertible Debenture 1 resulted in a debt discount of $20,000. The purchase price allocation for Convertible Debenture 3 resulted in a debt discount of $9,300. The discount on the debenture will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $18,798 during the period from inception to November 30, 2011.

The Company is required to issue common stock as an additional capital payment to any principal payment made on the Convertible Debenture 1 and Convertible Debenture 3. The Company has recorded this commitment as a liability in the amount of $35,160. The offsetting charge is to deferred financing costs. The deferred financing costs will be amortized through periodic charges to interest expense over the term of the debenture using the straight-line method. Amortization of deferred financing costs amounted to $24,244 and the unamortized portion of deferred financing costs of $10,916 (2010-$nil) during the period from inception to November 30, 2011.

14.	PREPAID EXPENSES AND OTHER RECEIVABLES

Included in prepaid expenses and other receivables is an amount of $61,837 (2010- $nil) advanced to a supplier as a deposit for purchase of injection molds for their BIP40 ammunition rounds.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

15.	SUBSEQUENT EVENTS

a) Convertible Debentures

The Company issued $690,000 face value Convertible debentures, due June 30 2014 (“Convertible Debentures 2”), to various investors (“Investors”) for net proceeds of $690,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

b) Issue of Stock Options

On January 4, 2012, the board of directors approved the issuance of options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. All these 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The Company will expense stock based compensation cost of $113,292 for the quarter ending February 29, 2012. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date of grant of options	$0.13
Stock-based compensation cost	$113,292

c) Issue of Warrants

On January 4, 2012, the board of directors approved the issuance of warrants to a corporation in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company will expense stock based compensation cost of $100,148 for the quarter ending February 29, 2012. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date of grant of options	$0.13
Stock-based compensation cost	$100,148

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2011 and 2010
(Amounts expressed in US Dollars)

15.	SUBSEQUENT EVENTS-Cont’d

d) Changes in Directors

On January 1, 2012 Mr. Patrick Bryan resigned as a director of the Company. On January 3, 2012 Mr. Harry Walters resigned as a director of the Company. On January 3, 2012, Mr. Allen Ezer was appointed as a director of the Company.

e) Consulting agreements

Effective January 1, 2012, the directors of the Company executed consulting agreement with the Company on the following terms: Agreement with a director to pay compensation for $5,000 per month. The agreement expires April 30, 2012.

Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.

Agreement with the Chief Executive Officer to pay $12,000 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones.

Effective December 1, 2011, SDI executed an agreement with a corporation in which the Chief Operating Officer has an interest in, for a period of ten months which expires September 30, 2012 for services rendered. The total consulting fees is estimated at $200,000 for the ten month period. The corporation may also accept common shares at $0.25 per common share in lieu of cash.

SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the ---- day of February 2011.

SECURITY DEVICES INTERNATIONAL INC.

March 13, 2012	By	/s/ Gregory Sullivan
Gregory Sullivan, President and Principal Executive Officer

March 13, 2012	By	/s/ Rakesh Malhotra
Rakesh Malhotra, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Gregory Sullivan
Gregory Sullivan	Director	March 13, 2012

/s/ Boaz Dor
Boaz Dor	Director	March 13, 2012