Form 10-Q
period 2012-02-29
Security Devices International Inc.
filed 2012-04-16
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-132456

SECURITY DEVICES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-1050654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 Pennsylvania Ave., NW, 6th Floor
Washington, DC 20004
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: 202-538-1677

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

Yes [   ]                 No [X]

As of April 12, 2012, the Company had 26,828,050 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No

Interim Balance Sheets as at February 29, 2012 and November 30, 2011	1

Interim Statements of Operations and Comprehensive loss for the three months ended February 29, 2012 and February 28, 2011 and the period from inception (March 1, 2005) to February 29, 2012	2

Interim Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011and the period from inception (March 1, 2005) to February 29, 2012	3

Interim Statements of Changes in Stockholders’ Deficit for the three months ended February 29, 2012 and the period from inception (March 1, 2005) to November 30, 2011	4

Condensed Notes to Interim Financial Statements	5-16

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 29, 2012 and November 30, 2011
(Amounts expressed in US Dollars)

	February 29	November 30,
	2012	2011
	(unaudited)	(audited)
	$	$

ASSETS

CURRENT
Cash	557,260	114,835
Deferred financing costs (Note 10)	2,150	10,916
Prepaid expenses and other receivables (Note 11)	130,010	107,704

Total Current Assets	689,420	233,455
Plant and Equipment (Note 4)	21,209	18,414

TOTAL ASSETS	710,629	251,869

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	232,720	568,995
Current portion of Convertible Debentures (Note 10)	143,799	135,998
Total Current Liabilities	376,519	704,993
Convertible Debentures (Note 10)	1,508,053	731,828
Total Liabilities	1,884,572	1,436,821
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 9)
Subsequent Events (Note 12)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2010 - nil) Common stock, $0.001 par value, 50,000,000 shares authorized, 26,828,050 issued and outstanding (2010 -25,878,050)	26,828	26,828
Additional Paid-In Capital	16,327,868	16,064,428
Deficit Accumulated During the Development Stage	(17,528,639)	(17,276,208)

Total Stockholders' Deficit	(1,173,943)	(1,184,952)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	710,629	251,869

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations and Comprehensive loss
For the Three Months Ended February 29, 2012 and February 28, 2011 and the Period from Inception
(March 1, 2005) to February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
	Cumulative	quarter	quarter
	since inception	ended	ended
	(March 1, 2005)	February 29,	February 28,
		2012	2011
	$	$	$
EXPENSES:
Research and Product Development cost (recovery) (note 12 (b))	7,473,781	(215,143)	159,809
Amortization	42,643	2,284	2,696
General and administration	10,170,430	421,189	166,872

TOTAL OPERATING EXPENSES	17,686,854	208,330	329,377
LOSS FROM OPERATIONS	(17,686,854)	(208,330)	(329,377)

Other expense-Interest	(114,379)	(44,101)	-
Other Income-Interest	272,594	-	-

LOSS BEFORE INCOME TAXES	(17,528,639)	(252,431)	(329,377)

Income taxes	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	(17,528,639)	(252,431)	(329,377)

Loss per share – basic and diluted		(0.01)	(0.01)

Weighted average common shares outstanding		26,828,050	25,878,050

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Three Months Ended February 29, 2012 and February 28, 2011 and the Period from Inception
(March 1, 2005) to February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		three months	three months
	Cumulative	ended	ended
	since inception	February 29,	February 28,
	(March 1, 2005)	2012	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(17,528,639)	(252,431)	(329,377)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Stock based compensation for options and warrants (included in general and administration expenses)	5,769,846	213,440	-
Recovery of accounts payable	(215,143)	(215,143)
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	42,643	2,284	2,696
Amortization of debt discount	27,824	9,026	-
Amortization of deferred financing cost	33,010	8,766	-
Changes in non-cash working capital:
Prepaid expenses and other receivables	(130,010)	(22,306)	21,466
Accounts payable and accrued liabilities*	412,703	(121,132)	(20,543)

NET CASH USED IN OPERATING ACTIVITIES	(10,968,866)	(377,496)	(325,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(63,852)	(5,079)	-

NET CASH USED IN INVESTING ACTIVITIES	(63,852)	(5,079)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares	9,819,150	-	150,000
Proceeds from convertible debentures	1,703,328	825,000	-
Cancellation of common stock	(50,000)	-	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,589,978	825,000	150,000

NET INCREASE (DECREASE) IN CASH
FOR THE PERIOD	557,260	442,425	(175,758)
Cash, beginning of period	-	114,835	247,328
CASH, END OF PERIOD	557,260	557,260	71,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

* Excludes the credit of $35,160 to accrued liability resulting from deferred financing (a non cash item)

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to February 29, 2012.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
		$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares for services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion feature on Convertible debt			50,000		50,000
Stock based compensation			213,440		213,440
Net loss for the period				(252,431)	(252,431)
Balance as of February 29, 2012	26,828,050	26,828	16,327,868	(17,528,639)	(1,173,943)

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
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

The condensed financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2011. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 29, 2012 and November 30, 2011, the results of its operations for the three-month periods ended February 29, 2012 and February 28, 2011, and its cash flows for the three-month periods ended February 29, 2012 and February 28, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 29, 2012 are not necessarily indicative of results to be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At February 29, 2012, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $17,528,639 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

In order to finance the continued development, the Company is working towards raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for 150,000 shares pending allotment during the year ended November 30, 2010. The Company further raised an additional $160,000 through the issuance 800,000 common shares during the year ended November 30, 2011 and also allotted 150,000 shares relating to subscriptions received in 2010.The company raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and in addition raised $825,000 by issue of Convertible Debentures during the three month period ended February 29, 2012.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

At February 29, 2012, the Company had an accumulated deficit during the development stage of $17,528,639 which includes a non- cash stock based compensation expense of $5,769,846 for issue of options and warrants.

3.	RESEARCH AND PRODUCT DEVELOPMENT

Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease

	February 29, 2012		November 30, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$

Computer equipment	37,573	25,708	35,211	24,873
Furniture and fixtures	18,027	11,310	15,310	10,985
Leasehold Improvements	8,252	5,625	8,252	4,501
	63,852	42,643	58,773	40,359

Net carrying amount		$21,209	$18,414

Amortization expense		$2,284(3 months)	$10,786(12 months)

5.	CAPITAL STOCK

a)	Authorized
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

26,828,050 Common shares

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

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

Three months ended February 29, 2012

The Company did not issue any shares during this period.

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at February 29, 2012.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at February 29, 2012.

Year ended November 30, 2011

The Company did not issue any options during the year ended November 30, 2011.

Three months ended February 29, 2012

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. All these 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date
of grant of options	$0.13
Stock-based compensation cost	$113,292

As of February 29, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2011

The Company did not issue any stock purchase warrants during the year ended November 30, 2011.

Three months ended February 29, 2012

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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date
of grant of options	$0.13
Compensation expense	$100,148

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 29, 2012

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $54,000 as Management fee for payment to its three directors and expensed a total of $1,200 as automobile allowance.

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares and one officer to acquire 20,000 common shares. All these 795,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The Company expensed stock based compensation cost of $99,522 for these options.

The Company expensed $5,000 for services provided by the CFO of the Company and $30,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS-Cont’d

Three months ended February 28, 2011

The Company expensed a total of $25,000 as Management fee for payment to its two directors for the three month period.

The Company expensed $3,500 for services provided by the CFO of the Company and $24,000 for services provided by COO of the Company.

9.	COMMITMENTS

a) Consulting agreements:

Effective January 1, 2012, the directors of the Company executed consulting agreement with the Company on the following terms: Agreement with a director to pay compensation for $5,000 per month. The agreement expires April 30, 2012.

Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.

Agreement with the Chief Executive Officer to pay compensation for $12,000 per month plus a car allowance for $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones.

Effective December 1, 2011, SDI executed an agreement with a corporation in which the Chief Operating Officer has an interest in, for a period of ten months which expires September 30, 2012 for services rendered. The total consulting fees is estimated at $200,000 for the ten month period. The corporation may also accept common shares at $0.25 per common share in lieu of cash.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

9.	COMMITMENTS -Cont’d

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to September 30, 2012 at a monthly rent (excluding proportionate realty and maintenance costs and taxes) of Canadian $2,500 per month.

c) The Company has issued a purchase order to an outside supplier for acquisition of injection moulds for their BIP40 ammunition round for a total consideration of $123,675. The Company has advanced $87,146 up to the February 29, 2012.

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of February 29, 2012:

Carrying Value
$100,000 face value convertible debenture due March 23, 2012 (Convertible Debenture 1)	$98,157
$46,500 face value convertible debenture due April 14, 2012 (Convertible Debenture 3)	45,642
$731,828 face value convertible debenture due June 30, 2014 (Convertible Debenture 2)	731,828
$585,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 4)	585,000
$240,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 5)	191,225
Total	$1,651,852
Current portion	$(143,799)
$1,508,053

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

$585,000 Face Value Convertible Debenture

During the quarter ended February 29, 2012 the Company issued $585,000 face value Convertible debentures, due January 16, 2012 (“Convertible Debentures 4”), to various investors (“Investors”) for net proceeds of $585,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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

$240,000 Face Value Convertible Debenture

During the quarter ended February 29, 2012 the Company issued $240,000 face value Convertible debentures, due January 16, 2012 (“Convertible Debentures 5”), to various investors (“Investors”) for net proceeds of $240,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

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

Accounting for the Financings:

The Company has evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. In the case of Convertible Debenture 1 and Convertible Debenture 3, the instrument is convertible into a fixed number of shares and there are no down round protection features contained in the contracts. In the case of Convertible Debentures 2, 4 and 5 the instrument is convertible into a fixed number of shares. Although this instrument contains a down-round protection feature, it was determined to be insignificant and did not preclude characterization as conventional convertible. Since the Convertible Debentures achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. In the case of Convertible Debenture 1, 3 and 5 the calculation of the effective conversion amount resulted in a beneficial conversion feature. However, in the case of Convertible Debentures 2 and 4 the calculation of the effective conversion amount did not result in a beneficial conversion feature. At inception, the Company recorded a beneficial conversion feature for Convertible Debenture 1, 3 and 5 as a component of stockholder’s equity.

The automatic conversion provision embedded in Convertible Debenture 1 and 3 and the optional redemption feature embedded in Convertible Debentures 2, 4 and 5 were not considered clearly and closely related to the host debt instrument. The Company analyzed the down-round protection feature, which expires 45 days from the inception date of the financing. The Company determined that there were no contemplated financings during this time period that would trigger the down-round protection feature. Given the feature’s short-term nature and the unlikelihood of a triggering event occurring, the down-round protection feature was deemed immaterial at inception and thus does not require bifurcation and liability classification.

The purchase price allocation for Convertible Debenture 1, 3 and 5 resulted in a debt discount of $20,000, $9,300 and $50,000 respectively. The discount on the debenture will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $9,026 during the three month period ended February 29, 2012.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
February 29, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The Company is required to issue common stock as an additional capital payment to any principal payment made on the Convertible Debenture 1 and Convertible Debenture 3. The Company has recorded this commitment as a liability in the amount of $35,160. The offsetting charge is to deferred financing costs. The deferred financing costs will be amortized through periodic charges to interest expense over the term of the debenture using the straight-line method. Amortization of deferred financing costs amounted to $8,766 during the three month period ended February 29, 2012. Unamortized deferred financing costs as at February 29, 2012 is $2,150 (November 30, 2011- $10,916)

11.	PREPAID EXPENSES AND OTHER RECEIVABLES

Included in prepaid expenses and other receivables is an amount of $87,146 advanced to a supplier as a deposit for purchase of injection molds for their BIP40 ammunition rounds.

12.	SUBSEQUENT EVENTS

a) Convertible Debentures

The Company issued $45,000 face value Convertible debentures, due January 16, 2015, to various investors (“Investors”) for net proceeds of $45,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

b) Settlement of Accounts Payable

On November 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with its former research and development services contractor Elad Engineering Ltd. (“Elad’) to settle their liability. On March 13, 2012, the Company entered into a definitive agreement with Elad to settle the accounts payable. Elad had previously performed services for the development of a less-than-lethal-electric-projectile and blunt impact projectile. At the date of the settlement agreement, the Company owed Elad $315,143.The Company and Elad agreed to irrevocably waive and release each other from any claim, demand or action in connection with services provided, upon payment of $100,000 by the Company to Elad no later than March 20, 2012. In addition, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to the principals of Elad are to be converted into warrants on terms identical to the terms of the existing stock options.

The $100,000 payment was made on March 20, 2012.

Since the terms of the settlement agreement was agreed upon in principle as at February 29, 2102, the Company recorded the reduction of the payable in the amount of $215,143 as recovery of research and development product development cost.

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

     SDI continued to work with their injection-molding supplier in the first quarter, to complete production molds for the BIP round. The Company’s molds at the end of the quarter were approximately 85 percent complete.

     The Company attended the Marine West Show at Camp Pendleton in San Diego during the quarter. The Marine West tradeshow showcases the latest technology and prototypes aimed at preparing today's Marines for the opportunities and challenges of the 21st century. SDI received positive interest from several groups that attended the show.

     The Company completed further live test firing this quarter at a facility in Florida, owned by their distribution channel partner previously announced. Additional testing was performed at a facility outside of Boston, MA as well.

SDI signed a 5 year non-exclusive teaming and marketing agreement with Chemring Ordnance Inc. (Chemring) of Perry, Florida, a division of Chemring Group PLC of the United Kingdom.

The agreement enables SDI to market their unique 40mm less-lethal ammunition to a global marketplace through strong existing distribution channels formed by Chemring and the Chemring Group PLC. SDI’s ammunition rounds will be branded under the Chemring label.

Chemring will play an important role in the manufacture and production process of SDI’s first to market blunt impact less-lethal round, as well as market in-roads to government agencies and other defense technology companies, globally.

     During the three months ended February 29, 2012, the Company issued convertible notes for borrowings in the principal amount of $825,000.

     Subsequent to February 29, 2012, the Company raised an additional $45,000 by issuance of convertible debentures due January 16, 2015.

     SDI was incorporated on March 1, 2005 and for the period from inception to February 29, 2012 has not generated any revenue.

     During the period from inception (March 1, 2005) through February 29, 2012, SDI’s operations used $10,968,866 in cash. During this period SDI purchased $63,852 of equipment and raised $11,589,978 from financing activities.

     SDI anticipates that its capital requirements for the twelve-month period ending February 28, 2013 will be:

Development and Production costs	$110,000
General and Administrative Expenses	$435,000
Total	$545,000

     On March 13, 2012, Security Devices International Inc. (the “Company”) entered into a definitive agreement with Elad Engineering Ltd. (“Elad”). Elad has performed over the past several years, research and development services for the Company in the less–than-lethal ammunitions sector, for the development of a less-than-lethal-electric-projectile and later on, a blunt impact projectile (“Prior Services”). The Company had debt owing to Elad in excess for $300,000 for past services as of the date of the definitive agreement. Both parties agreed to irrevocably waive and release the other from any claim, demand or action in connection with its engagement with the other party for Prior Services subject to payment of $100,000 by the Company to Elad no later than March 20, 2012, and the balance owing by the Company to Elad to be forgiven and waived by Elad. The company completed the final payment of $100,000 by the due date, and negotiated and extinguished its debt payable. In addition, the Company has executed as part of this agreement with Elad, a full waiver and release, which includes confidentiality and non-compete clauses for the Company’s products.

Further, as per terms of the agreement, the carriage of existing patent applications being prosecuted on the Company’s behalf by Elad are to be transferred to the Company’s patent counsel in the United States as soon as possible following the debt retirement on March 20, 2012. In addition, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) are to be converted into warrants on terms identical to the terms of the existing stock options in the Company. The Company may retain future services of Elad for ongoing maintenance of existing projects created through Prior Services, to be discussed under separate letter form to the agreement.

     SDI did not have any material future contractual obligations or off balance sheet arrangements as of February 29, 2012.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

Item 4.    Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 29, 2012, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 29, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: April 15, 2012

By: /s/ Gregory Sullivan
Gregory Sullivan, President and Principal Executive Officer

Date: April 15, 2012
By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal Financial and Accounting Officer