Form 10-Q
period 2012-05-31
Security Devices International Inc.
filed 2012-07-16
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Yes [   ]     No [X]

As of July 16, 2012, the Company had 26,828,050 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

MAY 31, 2012

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

MAY 31, 2012

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No

Interim Balance Sheets as at May 31, 2012 and November 30, 2011	1

Interim Statements of Operations and Comprehensive loss for the six months and three months ended May 31, 2012 and May 31, 2011 and the period from inception (March 1, 2005) to May 31, 2012	2

Interim Statements of Cash Flows for the six months ended May 31, 2012 and May 31, 2011and the period from inception (March 1, 2005) to May 31, 2012	3

Interim Statements of Changes in Stockholders’ Deficit for the six months ended May 31, 2012 and the period from inception (March 1, 2005) to November 30, 2011	4

Condensed Notes to Interim Financial Statements	5-16

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2012 and November 30, 2011
(Amounts expressed in US Dollars)

	May 31,	November 30,
	2012	2011
	(unaudited)	(audited)
ASSETS	$	$

CURRENT
Cash	182,060	114,835
Deferred financing costs (Note 10)	-	10,916
Prepaid expenses and other receivables (Note 11)	138,464	107,704

Total Current Assets	320,524	233,455
Plant and Equipment (Note 4)	18,807	18,414

TOTAL ASSETS	339,331	251,869
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	148,206	568,995
Current portion of Convertible Debentures (Note 10)	146,500	135,998
Total Current Liabilities	294,706	704,993
Convertible Debentures (Note 10)	1,566,777	731,828
Total Liabilities	1,861,483	1,436,821
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 9)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2010 - nil) Common stock, $0.001 par value, 50,000,000 shares authorized, 26,828,050 issued and outstanding (2011 -25,878,050)	26,828	26,828
Additional Paid-In Capital	16,327,868	16,064,428
Deficit Accumulated During the Development Stage	(17,876,848)	(17,276,208)

Total Stockholders' Deficit	(1,522,152)	(1,184,952)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	339,331	251,869

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations and Comprehensive loss
For the Six months and Three Months Ended May 31, 2012 and May 31, 2011 and the Period from Inception
(March 1, 2005) to May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	Since	May 31,	May 31,	May 31,	May 31,
	inception	2012	2011	2012	2011
		$	$	$	$
OPERATING EXPENSES:

Research and product
Development cost (recovery) (note 12 (b))	7,473,781	(215,143)	159,809	-	-
Amortization	45,045	4,686	5,393	2,402	2,697
General and administration	10,471,161	721,920	313,684	300,731	146,812

TOTAL OPERATING EXPENSES	17,989,987	511,463	478,886	303,133	149,509

LOSS FROM OPERATIONS	(17,989,987)	(511,463)	(478,886)	(303,133)	(149,509)

Other expense- Interest	(159,455)	(89,177)	(13,745)	(45,076)	(13,745)
Other Income-Interest	272,594	-	-	-	-

LOSS BEFORE INCOME TAXES	(17,876,848)	(600,640)	(492,631)	(348,209)	(163,254)

Income taxes	-	-	-	-	-

NET LOSS	(17,876,848)	(600,640)	(492,631)	(348,209)	(163,254)

Loss per share – basic and diluted		(0.02)	(0.02)	(0.01)	(0.01)

Weighted average common shares outstanding		26,828,050	25,878,050	26,828,050	25,878,050

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Cash Flows
For the Six Months Ended May 31, 2012 and May 31, 2011 and the Period from Inception (March 1, 2005) to
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		six months	six months
	Cumulative	ended	ended
	since inception	May 31,	May 31,
	(March 1, 2005)	2012	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(17,876,848)	(600,640)	(492,631)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Stock based compensation for options and warrants (included in general and administration expenses)	5,769,846	213,440	-
Recovery of accounts payable	(215,143)	(215,143)
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	45,045	4,686	5,393
Amortization of debt discount	34,249	15,451	4,441
Amortization of deferred financing cost	35,160	10,916	6,647
Changes in non-cash working capital:
Prepaid expenses and other receivables	(138,464)	(30,760)	4,399
Accounts payable and accrued liabilities	328,189	(205,646)	(65,889)

NET CASH USED IN OPERATING ACTIVITIES	(11,399,066)	(807,696)	(537,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(63,852)	(5,079)	-

NET CASH USED IN INVESTING ACTIVITIES	(63,852)	(5,079)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares	9,819,150	-	160,000
Proceeds from convertible debentures	1,758,328	880,000	196,500
Cancellation of common stock	(50,000)	-	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,644,978	880,000	356,500

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	182,060	67,225	(181,140)
Cash, beginning of period	-	114,835	247,328
CASH, END OF PERIOD	182,060	182,060	66,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to May 31, 2012.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
		$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares
for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to
consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash
(net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash
and services	50,000	50	154,950		155,000
Issuance of common shares for cash
(net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares
for services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Common shares issued for stock
subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on
Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion feature on
Convertible debt			50,000		50,000
Stock based compensation			213,440		213,440
Net loss for the period				(600,640)	(600,640)
Balance as of May 31, 2012	26,828,050	26,828	16,327,868	(17,876,848)	(1,522,152)

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
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

The condensed financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2011. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2012, the results of its operations for the six -and three-month periods ended May 31, 2012 and May 31, 2011, and its cash flows for the six -month periods ended May 31, 2012 and May 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six -month period ended May 31, 2012 are not necessarily indicative of results to be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At May 31, 2012, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $17,876,848 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. During the year ended November 30, 2009, the Company raised $197,000 through issue of common shares and warrants. The Company further raised an additional $1,673,300 net through the issue of 8,143,000 common shares and also received $30,000 subscription for 150,000 shares pending allotment during the year ended November 30, 2010. The Company further raised an additional $160,000 through the issuance 800,000 common shares during the year ended November 30, 2011 and also allotted 150,000 shares relating to subscriptions received in 2010.The Company raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and in addition raised $880,000 by issue of Convertible Debentures during the six month period ended May 31, 2012.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

At May 31, 2012, the Company had an accumulated deficit during the development stage of $17,876,848 which includes a non-cash stock based compensation expense of $5,769,846 for issue of options and warrants.

3.	RESEARCH AND PRODUCT DEVELOPMENT

Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease

	May 31, 2012		November 30, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$

Computer equipment	37,573	26,660	35,211	24,873
Furniture and fixtures	18,027	11,634	15,310	10,985
Leasehold Improvements	8,252	6,751	8,252	4,501
	63,852	45,045	58,773	40,359

Net carrying amount		$18,807	$18,414

Amortization expense	$4,686	(6 months)	$10,786	(12 months)

5.	CAPITAL STOCK

a)	Authorized 50,000,000 Common shares, $0.001 par value And 5,000,000 Preferred shares, $0.001 par value

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of SDI’s common stock.

b)	Issued

26,828,050 Common shares

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
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

Six months ended May 31, 2012

The Company did not issue any shares during this period.

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at May 31, 2012.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at May 31, 2012.

Year ended November 30, 2011

The Company did not issue any options during the year ended November 30, 2011.

Six months ended May 31, 2012

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date
of grant of options	$0.13
Stock-based compensation cost	$113,292

As of May 31, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2011

The Company did not issue any stock purchase warrants during the year ended November 30, 2011.

Six months ended May 31, 2012

On January 4, 2012, the board of directors issued warrants to a corporation in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date
of grant of options	$0.13
Compensation expense	$100,148

On March 13, 2012, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) were exchanged into warrants on terms identical to the terms of the existing stock options in the Company. The Company thus cancelled 850,000 options having an exercise price of $0.25 per common share and expiring on June 30, 2014 and issued 850,000 warrants at exercise price of $0.25 per common share and expiring June 30, 2014.

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2012

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $126,000 as Management fees for payment to its three directors and expensed a total of $3,000 as automobile allowance.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS-Cont’d

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares and one officer to acquire 20,000 common shares. All these 795,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The Company expensed stock based compensation cost of $99,522 for these options.

The Company expensed $10,950 for services provided by the CFO of the Company and $101,600 for services provided by a corporation in which the Chief Operating Officer has an interest.

Six months ended May 31, 2011

The Company expensed a total of $43,000 as Management fee for payment to its two directors for the six month period ended May 31, 2011.

The Company expensed $7,000 for services provided by the CFO of the Company and $48,000 for services provided by COO of the Company.

9.	COMMITMENTS

a) Consulting agreements:

The directors of the Company executed consulting agreement with the Company on the following terms: Agreement with a director to pay compensation for $5,000 per month. The agreement expires August 30, 2012.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

9.	COMMITMENTS -Cont’d

b)     The Company has commitments for leasing office premises in Oakville, Ontario, Canada to September 30, 2012 at a monthly rent (excluding proportionate realty and maintenance costs and taxes) of Canadian $2,500 per month.

c)     The Company has issued a purchase order to an outside supplier for acquisition of injection moulds for their BIP40 ammunition round for a total consideration of $123,675. The Company has advanced full payment as of May 31, 2012 which is classified as prepaid expenses (see note 11)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of May 31, 2012:

Carrying Value
$100,000 face value convertible debenture due March 23, 2012 (Convertible Debenture 1)	$100,000
$46,500 face value convertible debenture due April 14, 2012 (Convertible Debenture 3)	46,500
$731,828 face value convertible debenture due June 30, 2014 (Convertible Debenture 2)	731,828
$640,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 4)	640,000
$240,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 5)	194,949
Total	$1,713,277
Current portion	$(146,500)
$1,566,777

$100,000 Face Value Convertible Debenture
On March 23, 2011, the Company issued a $100,000 face value Convertible Debenture, due March 23, 2012 (“Convertible Debenture 1”), to an investor (“Investor”) for net proceeds of $100,000. The debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price. The company did not convert the convertible debenture on maturity.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

$46,500 Face Value Convertible Debenture
On April 14, 2011, the Company issued a $46,500 face value Convertible debenture, due April 14, 2012 (“Convertible Debenture 3”), to an investor (“Investor”) for net proceeds of $46,500. The Debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price. The company did not convert the convertible debenture on maturity.

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
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

$640,000 Face Value Convertible Debenture
During the six month period ended May 31, 2012 the Company issued $640,000 face value Convertible debentures, due January 16, 2012 (“Convertible Debentures 4”), to various investors (“Investors”) for net proceeds of $640,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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
May 31, 2012
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

The purchase price allocation for Convertible Debenture 1, 3 and 5 resulted in a debt discount of $20,000, $9,300 and $50,000 respectively. The discount on the debenture will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $15,451 during the six month period ended May 31, 2012.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The Company is required to issue common stock as an additional capital payment to any principal payment made on the Convertible Debenture 1 and Convertible Debenture 3. The Company has recorded this commitment as a liability in the amount of $35,160. The offsetting charge is to deferred financing costs. The deferred financing costs will be amortized through periodic charges to interest expense over the term of the debenture using the straight-line method. Amortization of deferred financing costs amounted to $10,916 during the six month period ended May 31, 2012. Unamortized deferred financing costs as at May 31, 2012 is $nil (November 30, 2011- $10,916)

11.         PREPAID EXPENSES AND OTHER RECEIVABLES

Included in prepaid expenses and other receivables is an amount of $132,140 advanced to a supplier for purchase of injection molds for their BIP40 ammunition rounds.

12.         SETTLEMENT OF ACCOUNTS PAYABLE

On November 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with its former research and development services contractor Elad Engineering Ltd. (“Elad’) to settle their liability. On March 13, 2012, the Company entered into a definitive agreement with Elad to settle the accounts payable. Elad had previously performed services for the development of a less-than-lethal-electric-projectile and blunt impact projectile. At the date of the settlement agreement, the Company owed Elad $315,143.The Company and Elad agreed to irrevocably waive and release each other from any claim, demand or action in connection with services provided, upon payment of $100,000 by the Company to Elad no later than March 20, 2012. In addition, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to the principals of Elad are to be exchanged into warrants on terms identical to the terms of the existing stock options (see note 7).

The $100,000 payment was made on March 20, 2012.

The Company recorded the reduction of the payable in the amount of $215,143 as recovery of research and development product development cost. This was measured as the difference between the amount payable to Elad and the settlement amount.

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

     During the quarter, SDI announced that after years of extensive research, development and testing, it has moved into the production phase of its 40mm Blunt Impact Projectile (BIP40), less lethal ammunition Round.

     Both domestic and international incidents have led to unprecedented instability in different regions around the world. These events have supported the rise and demand of alternatives to lethal force for military and law enforcement agencies. Less lethal ammunition demand has been growing for the last decade, and will continue on this path according to independent research, for several years.

     SDI is also pleased to announce that it is in the process of developing two further 40mm Impact Rounds with the technology, research and development garnered from the BIP40. The first Round will be capable of marking specific human targets that can be used to identify group leaders or aggressive subjects during disturbances. The second Round will be capable of deploying irritants, such as pepper spray or tear gas, upon impact.

     SDI intends to roll out its full line of Blunt Impact Projectiles that are required by the Modern Warfighter and Law Enforcement personnel through its existing distribution channel (as announced January 10, 2012), as well as direct sales initiatives.

     The Company completed human effects testing on the BIP40 with a third party evaluator. The BIP40 passed the Critical Research & Training Less-Lethal’s (CRT) testing protocol. The stringent level of testing conducted by CRT Less Lethal Inc. of Seattle, Washington, consisted of ballistics accuracy and consistency, relative safety; wound profiling, and overall effectiveness.

     Human volunteers were used during the test firing, revealing full effects to the lower body from the blunt trauma of the BIP40. Extensive Wound Profiling from the tests will be finalized in the third quarter and presented along with a complete report to SDI from all of the testing performed by CRT.

     CRT Less-Lethal Inc. was founded in 2003 to bridge the gap between law enforcement operators, administrators, medical personnel and scientists within the forensic community. The results combined with CRT’s extensive field experience are used for expert witness casework and creating less-lethal training programs for agencies around the globe.

     The Company has completed its injection moulds for the production components of the BIP40 as at the end of the second quarter.

     During the three months ended February 29, 2012, the Company issued convertible notes for borrowings in the principal amount of $825,000.

     During the three months ended May 31, 2012, the Company raised an additional $55,000 by issuance of convertible debentures due January 16, 2015.

     SDI was incorporated on March 1, 2005 and for the period from inception to February 29, 2012 has not generated any revenue.

     During the period from inception (March 1, 2005) through May 31, 2012, SDI’s operations used $11,399,066 in cash. During this period SDI purchased $63,852 of equipment and raised $11,644,978 from financing activities.

     SDI anticipates that its capital requirements for the twelve-month period ending May 31, 2013 will be:

Development and Production costs	$110,000
General and Administrative Expenses	$535,000
Total	$645,000

On March 13, 2012, the Company entered into a definitive agreement with Elad Engineering Ltd. (“Elad”). Elad has performed over the past several years, research and development services for the Company in the less–than-lethal ammunitions sector, for the development of a less-than-lethal-electric-projectile and later on, a blunt impact projectile (“Prior Services”). The Company had debt owing to Elad in excess of $300,000 for past services as of the date of the definitive agreement.

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

In addition, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) were converted into warrants on terms identical to the terms of the existing stock options in the Company. The Company may retain future services of Elad for ongoing maintenance of existing projects created through Prior Services, to be discussed under separate letter form to the agreement.

     SDI did not have any material future contractual obligations or off balance sheet arrangements as of May 31, 2012.

     SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

Item 4.      Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2012, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: July 16, 2012

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: July 16, 2012

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer