Form 10-Q
period 2012-08-31
Security Devices International Inc.
filed 2012-10-03
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______to _______

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

Yes [   ]                                                No [X]

As of September 10, 2012, the Company had 29,645,552 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No
Interim Balance Sheets as at August 31, 2012 and November 30, 2011	1
Interim Statements of Operations and Comprehensive loss for the three months and nine months ended August 31, 2012 and August 31, 2011 and the period from inception (March 1, 2005) to August 31, 2012	2
Interim Statements of Cash Flows for the nine months ended August 31, 2012 and August 31, 2011and the period from inception (March 1, 2005) to August 31, 2012	3
Interim Statements of Changes in Stockholders’ Deficit for the nine months ended August 31, 2012 and the period from inception (March 1, 2005) to November 30, 2011	4
Condensed Notes to Interim Financial Statements	5-16

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Interim Balance Sheets
As at August 31, 2012 and November 30, 2011
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2012	2011
	(unaudited)	(audited)
ASSETS	$	$

CURRENT
Cash	395,830	114,835
Deferred financing costs (Note 10)	-	10,916
Prepaid expenses and other receivables	9,312	107,704

Total Current Assets	405,142	233,455
Plant and Equipment (Note 4)	153,806	18,414

TOTAL ASSETS	558,948	251,869
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	176,212	568,995
Current portion of Convertible Debentures (Note 10)	146,500	135,998
Total Current Liabilities	322,712	704,993
Convertible Debentures (Note 10)	1,188,754	731,828
Total Liabilities	1,511,466	1,436,821
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 9)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2010 - nil)
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,645,552 issued and outstanding (2011 -26,828,050)	29,645	26,828
Additional Paid-In Capital	17,245,315	16,064,428
Deficit Accumulated During the Development Stage	(18,227,478)	(17,276,208)

Total Stockholders' Deficit	(952,518)	(1,184,952)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	558,948	251,869

See condensed notes to interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Interim Statements of Operations and Comprehensive loss
For the Three months and Nine Months Ended August 31, 2012 and August 31, 2011 and the Period from Inception
(March 1, 2005) to August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	Since	August 31,	August 31,	August 31,	August 31,
	inception	2012	2011	2012	2011
		$	$	$	$
OPERATING EXPENSES:

Research and product
Development cost (recovery) (note 11)	7,473,781	(215,143)	195,949	-	36,140
Amortization	52,186	11,827	8,089	7,141	2,696
General and administration	10,777,116	1,027,875	455,697	305,955	142,013

TOTAL OPERATING EXPENSES	18,303,083	824,559	659,735	313,096	180,849

LOSS FROM OPERATIONS	(18,303,083)	(824,559)	(659,735)	(313,096)	(180,849)

Other expense- Interest	(196,989)	(126,711)	(38,076)	(37,534)	(24,331)
Other Income-Interest	272,594	-	-	-	-

LOSS BEFORE INCOME TAXES	(18,227,478)	(951,270)	(697,811)	(350,630)	(205,180)

Income taxes	-	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	(18,227,478)	(951,270)	(697,811)	(350,630)	(205,180)

Loss per share – basic and diluted		(0.04)	(0.03)	(0.01)	(0.01)

Weighted average common shares outstanding		27,031,172	25,878,050	27,433,000	25,878,050

See condensed notes to interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Interim Statements of Cash Flows
For the Nine Months Ended August 31, 2012 and August 31, 2011 and the Period from Inception (March 1, 2005) to August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		nine months	nine months
	Cumulative	ended	ended
	since inception	August 31,	August 31,
	(March 1, 2005)	2012	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(18,227,478)	(951,270)	(697,811)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Stock based compensation for options and warrants (included in general and administration expenses)	5,844,859	288,453	-
Recovery of accounts payable	(215,143)	(215,143)	-
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	52,186	11,827	8,089
Amortization of debt discount	38,054	19,256	11,419
Amortization of deferred financing cost	35,160	10,916	15,478
Changes in non-cash working capital:
Prepaid expenses and other receivables	(9,312)	98,392	(60,346)

Accounts payable and accrued liabilities*	389,618	(144,217)	(293,086)

NET CASH USED IN OPERATING ACTIVITIES	(11,473,156)	(881,786)	(1,016,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(205,992)	(147,219)	-

NET CASH USED IN INVESTING ACTIVITIES	(205,992)	(147,219)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares	10,219,150	400,000	160,000
Proceeds from convertible debentures*	1,788,328	910,000	678,328
Cancellation of common stock	(50,000)	-	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,074,978	1,310,000	838,328

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	395,830	280,995	(177,929)
Cash, beginning of period	-	114,835	247,328
CASH, END OF PERIOD	395,830	395,830	69,399

SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

* Excludes the credit of $35,160 to accrued liability resulting from deferred financing (a non cash item)

* Excludes the conversion of $411,828 face value Convertible debentures along with accrued interest for $33,423 into 1,484,169 common shares

See condensed notes to interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to August 31, 2012.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
		$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	-	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares for services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion feature on Convertible debt			50,000		50,000
Conversion of convertible debt to common shares	1,484,169	1,484	443,767		445,251
Issuance of common shares for cash	1,333,333	1,333	398,667		400,000
Stock based compensation			288,453		288,453
Net loss for the period				(951,270)	(951,270)
Balance as of August 31, 2012	29,645,552	29,645	17,245,315	(18,227,478)	(952,518)

See condensed notes to interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The unaudited interim financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2011. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2012, the results of its operations for the three -and nine-month periods ended August 31, 2012 and August 31, 2011, and its cash flows for the nine -month periods ended August 31, 2012 and August 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine -month period ended August 31, 2012 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	NATURE OF OPERATIONS AND GOING CONCERN

Security Devices International, Inc. (The Company”) is a non-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP) line of products, and the Wireless Electric Projectile 40mm (WEP).

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At August 31, 2012, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $18,227,478 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011.The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the nine month period ended August 31, 2012. In addition, the Company raised $400,000 by issuance of 1,033,333 common shares during the three month period ended August 31, 2012.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. These financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

At August 31, 2012, the Company had an accumulated deficit during the development stage of $18,227,478 which includes a non-cash stock based compensation expense of $5,844,859 for issue of options and warrants.

3.	RESEARCH AND PRODUCT DEVELOPMENT

Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	Straight line over 5 years

	August 31, 2012			November 30, 2011
		Accumulated			Accumulated
	Cost	Amortization		Cost	Amortization
	$	$		$	$

Computer equipment	37,573	27,613		35,211	24,873
Furniture and fixtures	18,027	11,958		15,310	10,985
Leasehold Improvements	8,252	7,877		8,252	4,501
Moulds	142,140	4,738		-	-
	205,992	52,186		58,773	40,359

Net carrying amount		$153,806		$18,414

Amortization expense	$11,827	(9 months	)	$10,786	(12 months	)

5.	CAPITAL STOCK

a)	Authorized

    50,000,000 Common shares, $0.001 par value
And
    5,000,000 Preferred shares, $0.001 par value

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of the Company’s common stock.

b)	Issued

29,645,552 Common shares, $0.001 par value

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
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

Nine months ended August 31, 2012

The Company issued 1,484,169 common shares for conversion of convertible debentures having face value of $411,828 (Convertible debenture 2) and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share.

The Company issued 1,333,333 shares of common stock to private investors at a price of $0.30 per share for a total consideration of $400,000. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at August 31, 2012.

Non-Qualified Stock Option Plan. The Company’s Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. The Company’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available under this plan from 2,250,000 to 4,500,000 effective October 10, 2007. The Company further amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on April 10, 2008.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. The Company’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at August 31, 2012.

Year ended November 30, 2011

The Company did not issue any options during the year ended November 30, 2011.

Nine months ended August 31, 2012

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

On September 19, 2012 the board of directors approved the cancellation of all the 905,000 options issued on January 4, 2012, as detailed above and to be exchanged into 905,000 warrants on terms identical to the terms of the existing stock options in the Company. This is conditional and to be effective when the holder agrees to the cancellation and exchange in the form acceptable to the Company (see Note 12)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS Year ended November 30, 2011

The Company did not issue any stock purchase warrants during the year ended November 30, 2011. Nine months ended August 31, 2012

On January 4, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

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

On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	3.63%
Expected dividends	0%
Forfeiture rate	0%
Volatility	183,.31%
Market price of Company’s common stock on date of grant of options	$0.20
Compensation expense	$75,013

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2012

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $198,000 as Management fees for payment to its three directors and expensed a total of $4,800 as automobile allowance.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
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

On January 4, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148.

On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013.

The Company expensed $18,050 for services provided by the CFO of the Company and $151,600 for services provided by a Company in which the Chief Operating Officer has an interest.

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

a) Consulting agreements:

The directors of the Company executed consulting agreement with the Company on the following terms:

Agreement with a director to pay compensation for $5,000 per month. The agreement expired August 30, 2012

Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.

Agreement with the Chief Executive Officer to pay compensation for $12,000 per month plus a car allowance for $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones.

Effective December 1, 2011, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of ten months which expires September 30, 2012 for services rendered. The total consulting fees are estimated at $200,000 for the ten month period. The Company has expensed $151,600 for the nine month period ended August 31, 2012. The Company may also accept common shares at $0.25 per common share in lieu of cash. As of August 31, 2012, the Company has not exercised its right to accept this compensation in shares.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

9.	COMMITMENTS -Cont’d

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to September 30, 2012 at a monthly rent (excluding proportionate realty and maintenance costs and taxes) of Canadian $2,500 per month.

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of August 31, 2012:

Carrying Value
$100,000 face value convertible debenture due March 23, 2012 (Convertible Debenture 1)	$100,000
$46,500 face value convertible debenture due April 14, 2012 (Convertible Debenture 3)	46,500
$320,000 face value convertible debenture due June 30, 2014 (Convertible Debenture 2)	320,000
$670,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 4)	670,000
$240,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 5)	198,754
Total	$1,335,254
Current portion	$(146,500)
$1,188,754

$100,000 Face Value Convertible Debenture

On March 23, 2011, the Company issued a $100,000 face value Convertible Debenture, due March 23, 2012 (“Convertible Debenture 1”), to an investor (“Investor”) for net proceeds of $100,000. The debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price. The company did not convert the convertible debenture on maturity and is accruing interest.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

$46,500 Face Value Convertible Debenture

On April 14, 2011, the Company issued a $46,500 face value Convertible debenture, due April 14, 2012 (“Convertible Debenture 3”), to an investor (“Investor”) for net proceeds of $46,500. The Debenture accrues interest at 10% per annum. Both principal and interest are payable at maturity. However, the principal amount, plus accrued interest, may be converted into common stock at the option of the Investor at any time during the term to maturity at a conversion price of $0.20 per share, subject to adjustment solely for capital reorganization events. The debenture also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In the event the Company enters into a Subsequent Financing (an offering of no less than $3,000,000) that occurs prior to the Maturity Date, the debenture will automatically convert at a conversion price per share equal to $0.20 (subject to adjustment for stock splits, recapitalizations or similar events) immediately prior to the closing of the Financing. In addition to any principal payment made at maturity or any prepayment of principal, the Company is required to issue as an additional capital payment common stock equal to 20% of the principal amount paid or payable divided by the then applicable Conversion price. The company did not convert the convertible debenture on maturity and is accruing interest.

$320,000 Face Value Convertible Debenture

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

During the quarter ended August 31, 2012, $411,828 face value Convertible debentures along with accrued interest for $33,423 were converted into 1,484,169 common shares at $0.30 per share, leaving a balance of $320,000 face value Convertible debentures (“Convertible Debentures 2”) on August 31, 2012.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

$670,000 Face Value Convertible Debenture

During the nine month period ended August 31, 2012 the Company issued $670,000 face value Convertible debentures, due January 16, 2012 (“Convertible Debentures 4”), to various investors (“Investors”) for net proceeds of $670,000. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
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

The purchase price allocation for Convertible Debenture 1, 3 and 5 resulted in a debt discount of $20,000, $9,300 and $50,000 respectively. The discount on the debenture will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $19,256 during the nine month period ended August 31, 2012.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Notes to Interim Financial Statements
August 31, 2012
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The Company is required to issue common stock as an additional capital payment to any principal payment made on the Convertible Debenture 1 and Convertible Debenture 3. The Company has recorded this commitment as a liability in the amount of $35,160. The offsetting charge is to deferred financing costs. The deferred financing costs will be amortized through periodic charges to interest expense over the term of the debenture using the straight-line method. Amortization of deferred financing costs amounted to $10,916 during the nine month period ended August 31, 2012 ($15,478 for nine months ended August 31, 2011). Unamortized deferred financing costs as at August 31, 2012 is $nil (November 30, 2011- $10,916)

11.	SETTLEMENT OF ACCOUNTS PAYABLE

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

12.	SUBSEQUENT EVENT

On September 19, 2012 the board of directors approved to cancel all the 905,000 options issued on January 4, 2012. These cancelled options will be exchanged into 905,000 warrants on terms identical to the terms of the existing stock options in the Company. This exchange is conditional and to be effective when the holder of the options agrees to the cancellation and exchange in the form acceptable to the Company

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

NINE MONTHS ENDED AUGUST 31, 2012

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2011

The following discussion contains forward-looking statements, which are subject to risks and uncertainties and other factors that may cause SDI’s results to differ materially from expectations. When reviewing the Company's forward-looking statements, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These include risk relating to market fluctuations, performance, , strength of the North American and other world economies and foreign exchange fluctuations. These forward-looking statements speak only as of the date hereof. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update these forward-looking statements. The Company does have an ongoing obligation to disclose material information as it becomes available. The discussion also includes cautionary statements about these matters. You should read the cautionary statements made below as being applicable to all forward-looking statements wherever they appear in this document.

Nature of Business

Security Devices International, Inc (“SDI”) is a non-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force. SDI is currently in the market entry stage of deploying their non-lethal family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP) family of products, and the Wireless Electric Projectile 40mm (WEP). The market sectors for these products include; the military, army, navy, air force, marines, peacekeeping, homeland security, and law enforcement professionals. The Company’s products were designed for a standard 40mm ammunition casing, for use with standard issue weapons such as riot guns and M203 grenade launchers.

The BIP is a direct impact non-lethal ammunition round. Developed to respond to the increasing demand for security solutions in circumstances that do not require lethal force to control. Patented technologies allow for operational effectiveness at distances of up to 262 feet (80m), while still enhancing target safety if engaged from close range.

The BIP operates with smokeless powder as a propellant, ensuring consistent velocity and accuracy at long distances. The head of the round has a collapsible nose that absorbs the kinetic energy upon impact. The Company holds a global patent for the collapsible nose.

Designed to supersede previous blunt impact solutions such as foam, baton, sponge rounds, and rubber bullets, the BIP’s technology enables the projectile to engage the target with higher kinetic energy while maintaining safety of the targeted subject.

The WEP is an electric ammunition round that was developed to answer the growing need for an effective, extended range incapacitation solution for situations that do not require the use of lethal force to control. Incorporating SDI’s patented and patent-pending technologies allows for this ammunition round to deliver operational success at distances up to feet 160 feet (50m). The WEP when deployed emits a Wireless Electro Neuro-Muscular Disruption Technology that incapacitates the targeted individual.

During and subsequent to the quarter, SDI passed two crucial third party assessments of their BIP munitions. The first being a human effects test by a third party, and the second was a DOT (Department of Transportation) testing procedure, also performed by a third party

The Company completed human effects testing on the BIP with a third party evaluator. The BIP passed the Critical Research & Training Less-Lethal’s (CRT) testing protocol. The stringent level of testing conducted by CRT Less Lethal Inc. of Seattle, Washington, consisted of ballistics accuracy and consistency, relative safety; wound profiling, and overall effectiveness.

Human volunteers were used during the test firing, revealing full effects to the lower body from the blunt trauma of the BIP. Extensive Wound Profiling from the tests were finalized in the third quarter of fiscal 2012 and presented along with a complete report to SDI from all of the testing performed by CRT.

CRT Less-Lethal Inc. was founded in 2003 to bridge the gap between law enforcement operators, administrators, medical personnel and scientists within the forensic community. The results combined with CRT’s extensive field experience are used for expert witness casework and creating less-lethal training programs for agencies around the globe.

The second, third party test was to confirm the safety of the BIP round during shipping. These tests provide that new explosives must be examined and assigned a recommended shipping description, classification, and compatibility group. Several tests including a drop test, heat test, and bonfire test were performed, and a US DOT report was generated giving SDI the go ahead to be able to ship rounds globally. A DOT number will be issued from the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration, using this report. SDI continues to test their new BIP Rounds including; a Powder Marking Round, a Liquid Marking Round, a Noxious Scented Round, an Oleoresin Capsicum (OC) – Pepper Spray Liquid Round, and a Practice Round.

The new product lines listed above are derivatives of the original BIP, which offer multiple purposes within each Round. Not only is pain compliance achieved but the temporary or semi-permanent marking ability of these Rounds allows for evidentiary-based occurrences. The OC Round offers a specially formulated liquid payload that acts as an irritant to the eyes and mouth, thus dispersing crowds in an effective manner. Through the use of these multi-purpose Rounds, the end-user has dramatically increased the psychological effect of making the target feel identifiable.

The Practice Round is used as a simulation Round for training purposes. This round was created to mimic the ballistics of the original BIP. This particular Round allows end-users to become certified at a lower cost than using the standard BIP Round. The cost of the Practice Round will be approximately one-third of the standard BIP. During the quarter, SDI was invited to and attended an Industry Day hosted by the Joint-Non-Lethal-Weapons-Directorate (JNLWD) of the US Department of Defense held at Marine Base Quantico, Virginia. The initiative was aimed at providing a better understanding of future research and technology development procurements. The JNLWD has made considerable efforts to bring together government and industry to discuss opportunities in U.S. DoD (Department of Defense) non-lethal weapons development.

The purpose of the Joint Non-Lethal Weapons Program is to provide warfighters a family of non-lethal weapon systems with a range of capabilities across the full spectrum of threats and crises.

SDI intends to roll out its full line of Blunt Impact Projectiles (BIP) that are required by the Modern Warfighter and Law Enforcement personnel through its existing distribution channel (as announced January 10, 2012), as well as direct sales initiatives.

Going Concern

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At August 31, 2012, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $18,227,478 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011.The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the nine month period ended August 31, 2012. In addition, the Company raised $400,000 by issuance of 1,033,333 common shares during the three month period ended August 31, 2012.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. These financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

The Company has incurred a loss of $951,270 during the nine month period ended August 31, 2012, which includes $288,453 being stock based compensation expense relating to issue of options and warrants. At August 31, 2012, the Company had an accumulated deficit during the development stage of $18,227,478 which includes a non-cash stock based compensation expense of $5,844,859 for issue of options and warrants.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2012

	Three month period	Three month period
	August 31, 2012	August 31, 2011
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	350,630	205,180
Basic and diluted loss per share	0.01	0.01
Total assets	558,948	208,957

Total liabilities	1,511,466	1,190,162
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2012 has not generated any revenue.

Financial highlights (unaudited) for the period ending August 31, 2012 with comparatives are as follows:

Operating Results	For the three months ended August 31,		For the nine months ended August 31,

	2012	2011	2012	2011

Operating Expenses	$313,096	$180,849	$824,559	$659,735
Other expenses - Interest	$37,534	$24,331	$126,711	$38,076
Net Loss for Period	$350,630	$205,180	$951,270	$697,811

(Loss) per Share	($0.01)	($0.01)	($0.04)	($0.03)

The Company’s selected information for the quarter ended August 31, 2012 (unaudited) and November 30, 2011(audited) are as follows:

	August 31, 2012	November 30, 2011

Total current assets	405,142	233,455
Total assets	558,948	251,869
Total current liabilities	322,712	704,993
Total long-term liabilities	1,188,754	731,828
Total liabilities	1,511,466	1,436,821
Shareholders’ deficiency	(952,518)	(1,184,952)

Net loss for the three months ended August 31, 2012 was $350,630 ($0.01 per share) as compared to $205,180 ($0.01per share) for the three month period ended August 31, 2012. The major variance in net loss for the three months in 2012 as compared with 2011 is attributable to the following:

(i)	Increase in consulting expenses by $29,340
(ii)	Stock based compensation expense $75,013 in 2012 as compared to $nil in 2011
(iii)	Increase in management fee by $55,800.

The major components of change relate to:

(i) Effective December 1, 2011, the Company executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of ten months which expires September 30, 2012 for services rendered. The Company expensed $50,000 for the three month period ended August 31, 2012 and $27,000 for the three months ended August 31, 2011..

(ii) On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013.

(iii) The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $72,000 as Management fees for payment to its three directors and expensed a total of $1,800 as automobile allowance for the three months ended August 31, 2012. During the prior three month period ended August 31, 2011, the Company expensed a total of $18,000 as Management fee for payment to its two directors

Cash Flows

Net cash used in operations for the nine months ended August 31, 2012, was $881,786 as compared to $1,016,257 used for the nine months ended August 31, 2011. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $288,453 in 2012, as compared to $Nil in 2011.

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The Company expensed stock based compensation expense for $113,292.

On January 4, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148.

On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013.

Recovery of accounts payable for $(215,143) in 2012 as compared to $nil in 2012

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

2) Changes in non- cash balances relating to operations:

The Company’s prepaid expenses and other receivables decreased by $98,392 in 2012 as compared to increase of $60,346 in 2011.The primary reason for increase in prepaid expenses and other receivables for 2011 was an amount of $61,837 advanced to a supplier as a deposit for purchase of injection molds for their BIP40 ammunition rounds.

Net cash flow from investing activities was an outflow for $147,219 during the nine month period ended August 31, 2012 as compared to $ nil for the same period for prior year. The primary reason was the acquisition of moulds for $142,140 in 2012 as compared to $nil in 2011.

Net Cash flow from financing activities was an inflow of $1,310,000 for the nine month period ended August 31, 2012 as compared to an inflow for $838,328 for the nine month period ended August 31, 2011. The Company raised $910,000 by issue of convertible debentures and $400,000 by issuance of 1,033,333 common shares during the nine months period ended August 31, 2012. The Company raised $978,328 by issue of Convertible Debentures and $160,000 by issuance of 800,000 common shares during the nine months period ended August 31, 2011.

There was an overall increase in cash of $280,995 in 2012 as compared to a decrease of $177,929 during 2011.

Liquidity and Capital Resources

As at August 31, 2012, cash was $395,830, as compared to $114,835 at November 30, 2011. This increase is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2012, the Company had a working capital of $82,430. The major components are as follows; cash $395,830; prepaid expenses and other receivables $9,312; accounts payable and accrued liabilities of $176,212 and current portion of convertible debentures for $ 146,500.

At November 30, 2011, the Company had a working capital deficit of $ (471,538). The major components are as follows; cash $114,835; prepaid expenses and other receivables $107,704; deferred financing costs for $10,916; accounts payable and accrued liabilities of $568,995 and current portion of convertible debentures for $ 135,998.

The Company issued 1,333,333 shares of common stock to private investors at a price of $0.30 per share for a total consideration of $400,000. (Prior period-Issued 800,000 shares of common shares at a price of $0.20 per share for a total consideration of $160,000). The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

The Company issued 1,484,169 common shares for conversion of convertible debentures having face value of $411,828 (Convertible debenture 2) and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share.

The Company raised $910,000 by issue of Convertible Debentures during the nine month period ended August 31, 2012 ($878,328 during nine months ended August 31, 2011).

The change in the working capital at August 31, 2012 as compared to November 30, 2011 is a direct result of operations and other factors as mentioned above.

During the period from inception (March 1, 2005) through August 31, 2012, SDI’s operations used $11,473,156 in cash. During this period SDI purchased $205,992 of equipment and raised $12,074,978 from financing activities.

SDI anticipates that its capital requirements for the next twelve-month period ending August 31, 2013 will be:

Development and Production costs	$275,000
General and Administrative Expenses	$1,475,000
Total	$1,750,000

There are no assurances that the Company can continue to raise equity financing to fund its operations. SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

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

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Transactions with related parties

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $198,000 as Management fees for payment to its three directors and expensed a total of $4,800 as automobile allowance.

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares and one officer to acquire 20,000 common shares. All these 795,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The Company expensed stock based compensation cost of $99,522 for these options.

On January 4, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148.

On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013.

The Company expensed $18,050 for services provided by the CFO of the Company and $151,600 for services provided by a Company in which the Chief Operating Officer has an interest.

Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreement with the Company on the following terms: Agreement with a director to pay compensation for $5,000 per month. The agreement expired August 30, 2012 Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.

Agreement with the Chief Executive Officer to pay compensation for $12,000 per month plus a car allowance for $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones.

Effective December 1, 2011, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of ten months which expires September 30, 2012 for services rendered. The total consulting fees are estimated at $200,000 for the ten month period. The Company has expensed $151,600 for the nine month period ended August 31, 2012. The Company may also accept common shares at $0.25 per common share in lieu of cash. As of August 31, 2012, the Company has not exercised its right to accept this compensation in shares.

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

Outstanding share data

As of September 10, 2012, the Company had 29,645,552 issued and outstanding shares of common stock

Risk Factors

General Venture Company Risks

The Common Shares of SDI must be considered highly speculative due to the nature of the Company’s business, its current financial position and ongoing requirements for capital. An investment in the Common Stock of SDI should only be considered by those persons who can afford a total loss of investment, and is not suited to those investors who may need to dispose of their investment in a timely fashion. Investors should consult with their own professional advisors to assess the legal, financial and other aspects of an investment in Common Stock of SDI.

Uncertainty of Revenue Growth

There can be no assurance that the Company can generate substantial revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company may achieve may not be indicative of future operating results. In addition, the Company may increase further its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company’s business, operating results and financial condition will be materially adversely affected.

Dependence on Management and Key Personnel

The Company is dependent on certain members of its management and its consultants. The loss of the services of one or more of them could adversely affect the Company. The Company’s ability to maintain its competitive position is dependent upon its ability to attract and retain highly qualified managerial, specialized technical, manufacturing, sales and marketing personnel. There can be no assurance that the Company will be able to continue to recruit and retain such personnel. The inability of the Company to recruit and retain such personnel would adversely affect the Company’s operations and product development.

Dependence on Key Suppliers

The Company may be able to purchase certain key components of its products from a limited number of suppliers. Failure of a supplier to provide sufficient quantities on favourable terms or on a timely basis could result in possible lost sales.

Product Liability

The Company may be subject to proceedings or claims that may arise in the ordinary conduct of the business, which could include product and service warranty claims, which could be substantial. If its products fail to perform as warranted and it fails to quickly resolve product quality or performance issues in a timely manner, sales may be lost and it may be forced to pay damages. Any failure to meet customer requirements could materially affect its business, results of operations and financial condition. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of its products, material warranty expense, diversion of technological and other resources from its product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, value added resellers, systems integrators, original equipment manufacturers and end-users, any of which could have a material adverse effect on the Company’s business, operating results and financial conditions.

The Company currently has general liability insurance which includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Company. A product recall could have a material adverse effect on the business or financial condition of the Company.

Strategic Alliances

The Company relies upon, and expects to rely upon, strategic alliances with original equipment manufacturers for the manufacturing and distribution of its products. There can be no assurance that such strategic alliances can be achieved or will achieve their goals.

Limited Marketing and Distribution Capabilities

The Company does not have adequate marketing or distribution capabilities. In order to commercialize its technology, the Company must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or arrange for third parties to perform these services. In order to market any of its technology, the Company must either acquire or develop a sales and distribution infrastructure. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of its Management and key personnel, and defer its product development and deployment efforts. To the extent that the Company enters into marketing and sales arrangements with other companies, its revenues will depend on the efforts of others. These efforts may not be successful. If the Company fails to develop substantial sales, marketing and distribution channels, or to enter into arrangements with third parties for those purposes, it will experience delays in product sales and incur increased costs.

Rapid Technological Development

The markets for the Company’s products and services are characterized by rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles. Accordingly, the Company’s success is dependent upon its ability to anticipate technological changes in the industries it serves and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements.

There can be no assurance that the Company will successfully develop new products or enhance and improve its existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over the Company’s products or which render the products currently sold by the Company obsolete or less marketable.

The Company must commit significant resources to developing new products before knowing whether its investments will result in products the market will accept. To remain competitive, the Company may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts, and result in increased operating expenses.

Competition

The Company’s industry is highly competitive and composed of many domestic and foreign companies. The Company has experienced and expects to continue to experience, substantial competition from numerous competitors whom it expects to continue to improve their products and technologies. Competitors may announce and introduce new products, services or enhancements that better meet the needs of end-users or changing industry standards, or achieve greater market acceptance due to pricing, sales channels or other factors. Competitors may be able to respond more quickly than the Company to changes in end-user requirements and devote greater resources to the enhancement, promotion and sale of their products.

Regulation

The Company is subject to numerous federal, provincial, state and local environmental, health and safety legislation and measures relating to the manufacture of ammunition. There can be no assurance that the Company will not experience difficulties with its efforts to comply with applicable regulations as they change in the future or that its continued compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on the Company’s results of operations, business, prospects and financial condition. The Company’s continued compliance with present and changing future laws could restrict the Company’s ability to modify or expand its facilities or continue production and could require the Company to acquire costly equipment or to incur other significant expense.

Intellectual Property

The Company’s ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. Although the Company considers certain of its product designs as well as manufacturing processes involving certain of its products to be proprietary, patents or copyrights do not protect all design and manufacturing processes. The Company has adopted procedures to protect its intellectual property and maintain secrecy of its confidential business information and trade secrets. However, there can be no assurance that such procedures will afford complete protection of such intellectual property, confidential business information and trade secrets. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.

To protect the Company’s intellectual property, it may become involved in litigation, which could result in substantial expenses, divert the attention of its management, cause significant delays and materially disrupt the conduct of its business.

Infringement of Intellectual Property Rights

While the Company believes that its products and other intellectual property do not infringe upon the proprietary rights of third parties, its commercial success depends, in part, upon the Company not infringing intellectual property rights of others. A number of the Company’s competitors and other third parties have been issued or may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those utilized by the Company. Some of these patents may grant very broad protection to the owners of the patents. The Company has not undertaken a review to determine whether any existing third party patents or the issuance of any third party patents would require the Company to alter its technology, obtain licenses or cease certain activities. The Company may become subject to claims by third parties that its technology infringes their intellectual property rights due to the growth of products in its target markets, the overlap in functionality of those products and the prevalence of products. The Company may become subject to these claims either directly or through indemnities against these claims that it provides to end-users, manufacturer’s representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

Litigation may be necessary to determine the scope, enforceability and validity of third party proprietary rights or to establish the Company’s proprietary rights. Some of its competitors have, or are affiliated with companies having, substantially greater resources than the Company and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for a longer period of time than the Company. Regardless of their merit, any such claims could be time consuming to evaluate and defend, result in costly litigation, cause product shipment delays or stoppages, divert management’s attention and focus away from the business, subject the Company to significant liabilities and equitable remedies, including injunctions, require the Company to enter into costly royalty or licensing agreements and require the Company to modify or stop using infringing technology.

The Company may be prohibited from developing or commercializing certain technologies and products unless it obtains a license from a third party. There can be no assurance that it will be able to obtain any such license on commercially favourable terms or at all. If it does not obtain such a license, it could be required to cease the sale of certain of its products.

Uncertainty of Additional Capital

The Company anticipates expending substantial funds to carry out the development, introduction and manufacture of additional products. The Company will require additional funds for these purposes through one or more public or private equity financings, by taking on debt financing, or from other sources. No assurance can be given that such additional funds will be available on acceptable terms or at all. If such funds are unavailable or are only available at a prohibitive cost, the Company may have to significantly curtail its product development program or seek funds through financing alternatives that may require the Company to sell its rights to certain products or certain marketing territories. Any additional equity financing may result in dilution to existing shareholders.

Currency Fluctuations

Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on the Company’s results of operations. To date, the Company has not engaged in exchange rate-hedging activities. To the extent that the Company may seek to implement hedging techniques in the future with respect to its foreign currency transactions, there can be no assurance that the Company will be successful in such hedging activities.

Stress in the global financial system may adversely affect the Company’s finances and operations in ways that may be hard to predict or to defend against

Recent events have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, events seemingly unrelated to the Company, or to its industry, may adversely affect its finances or operations in ways that are hard to predict or defend against. For example, credit contraction in financial markets may hurt the Company’s ability to access credit when it is needed or rapid changes in foreign exchange rates may adversely affect financial results. Finally, a reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of the Company’s customer base. As a result, these customers may need to reduce their purchases of the Company’s products, or there may be greater difficulty in receiving payment for the products that these customers purchase from the Company. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on the business, operating results, and financial condition.

Insurance and Uninsured Risks

The Company’s business is subject to a number of risks and hazards including industrial accidents, labour disputes, changes in the regulatory environment. Such occurrences could result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Company maintains liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Company may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Company could incur significant costs that could have a materially adverse effect upon its financial position.

Dividend Policy

The Company has not paid dividends in the past and has no plans to pay dividends for the foreseeable future. The future dividend policy of the Company will be determined by its directors.

Lack of Active Market

There can be no assurance that an active market for the Common Shares of the Company will continue and any increased demand to buy or sell the Common Shares of the Company can create volatility in price and volume.

Trading on OTC Bulletin Board

The Company’s common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with its operations or business prospects. This volatility could depress the market price of the Company’s common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like the Nasdaq or the TSX-Venture Exchange. Accordingly, shareholders may have difficulty reselling any of the shares.

Penny Stock Regulations

The Company’s stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The securities are covered by the penny stock rules, which impose additional sales practice requirements on broken-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade the securities.

FINRA Regulations

In addition to the “penny stock” rules described above, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, a broker-dealer must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers purchase the Company’s common stock, which may limit your ability to buy and sell the stock and have an adverse effect on the Company’s market share.

Market Price of Common Shares

There can be no assurance that an active market for the Common Shares will be sustained. Securities of small and mid cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include global economic developments and market perceptions of the attractiveness of certain industries. The price per Common Share is also likely to be affected by change in the Company’s financial condition or results of operations as reflected in its quarterly filings. Other factors unrelated to the performance of the Company that may have an effect on the price of Common Shares include the following: the extent of analytical coverage available to subscribers concerning the business of the Company may be limited if investment banks with research capabilities do not follow the Company’s securities; lessening in trading volume and general market interest in the Company’s securities may affect a subscriber’s ability to trade significant numbers of Common Shares, the size of the Company’s public float may limit the ability of some institutions to invest in the Company’s securities; a substantial decline in the price of the Common Shares that persists for a significant period of time could cause the Company’s securities to be delisted from the exchange, further reducing market liquidity. If an active market for the Common Shares does not continue, the liquidity of a subscriber’s investment may be limited and the price of the Common Shares may decline. If such a market does not develop, subscribers may lose their entire investment in the Common Shares.

Dilution

The Company is authorized to issue up to 50,000,000 shares. The board of directors of the Company have the authority to cause an issuance of additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of the shareholders. Consequently, the shareholders may experience more dilution in their ownership of the Company in the future.

As a result of any of these factors, the market price of the Common Shares at any given point in time may not accurately reflect the long term value of the Company. Securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Legal proceedings

There are no legal proceedings involving the Company or its assets which management of the Company believes to be material to the Company, nor are any such proceedings known by the Company to be contemplated.

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2012, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2012 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2012, the Company issued 1,484,169 common shares for conversion of convertible debentures having face value of $411,828 and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share. SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with these securities.

In August 2012 the Company sold, in a private offering, 1,333,333 shares of its common stock at a price of $0.30 per share. SDI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. The investors that acquired the shares were sophisticated and wer provided with full information regarding the Company. There was no general solicitation in connection with the offer or sale of the securities. The investors that acquired these securities acquired them for their own accounts. The certificate representing these securities bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these securities.

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

Date: October 3, 2012

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: October 3, 2012

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer