Form 10-K
period 2012-11-30
Security Devices International Inc.
filed 2013-02-28
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended November 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. - None

SECURITY DEVICES INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1101 Pennsylvania Ave., NW, 6th Floor
Washington, DC 20004
(Address of Principal Executive Office)	Zip Code

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

[ ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2012, was approximately $4,002,275 based upon a share valuation of $0.20 per share. This share valuation is based upon the closing price of the Company’s shares as of May 25, 2012 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of February 15, 2013, the Company had 33,273,913 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1. BUSINESS

History

Security Devices International Inc. was incorporated on March 1, 2005. The Corporation began as a research and development company focused on the development of 40mm less-lethal ammunition. 40mm refers to the diameter of the bullet (sometimes also referred to as a round or a projectile) and bullets of this size are required for standard issue military riot guns. 40mm bullets are also the emerging standard among riot guns used by police forces, although many police forces are currently using 37mm riot guns.

The Corporation began with development of a wireless electric projectile (a “WEP”), named the Lektrox. The Corporation hired Elad Engineering Ltd. (“Elad”) a ballistics engineering firm located in Tel Aviv, Israel, to collaborate in the development of the WEP. The WEP uses mini-harpoons to fix the bullet to the target's clothing or body. The bullet contains an electrical system that releases a charge that imitates the electro-neural impulses used by the human body. Sending out a control signal to the muscles, this high voltage low current pulse overrides the target's nervous system inducing a muscle spasm that causes the target to fall to the ground helpless.

Commencing in December 2008, the Joint Non-Lethal Weapons Directorate (“JNLWD”) of the US Department of Defense, an organization responsible for the development and coordination of non-lethal weapons activities within the United States, tested the WEP through its evaluation facility at Penn State University. The testing evaluated the effectiveness and safety of the electrical output compared to the Government’s standard total body effects model. Testing was completed in November 2009 and a report was prepared by Penn State University and submitted to the JNLWD in January 2010. An executive summary was released to the Corporation indicating a positive outcome. Research and development continued on the WEP until mid-2010.

To reduce kinetic energy levels, the head of the WEP contains a cushioning mechanism composed of a collapsible material that enlarges the contact surface and absorbs part of the impact. In June 2010, the Corporation began development of a 40mm blunt impact projectile (the “BIP”) which used the cushioning mechanism of the WEP but did not contain the electrical mechanism of the WEP. The BIP used the pain of impact to obtain compliance from the target.

In the fall of 2010 the Corporation underwent a change in the board of directors and management. Two new directors were appointed and the board of directors appointed a Chief Operating Officer. The Corporation contracted with Level 4 Capital Corp. to assist with restructuring of the Corporation, contract negotiations and operational issues.

Early in 2011 the Corporation decided to focus its attention on the BIP and to discontinue further development work on the WEP. The Corporation concluded that the cost and time required to complete development and testing of the BIP were significantly less than that required to complete development and testing of the WEP. The BIP is also less expensive to produce than the WEP, and can be sold for a lower price. The Corporation plans to use revenue received from BIP sales to complete the development and production line for the WEP.

Initially, the Corporation’s products were designed, tested and assembled in Israel. In 2011, the Corporation moved its engineering, intellectual property and production facilities from Tel Aviv, Israel to the operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts. The BIP Manufacturer has a history of manufacturing 40mm components for the military sector, and provides molding services to the medical, aerospace, petrochemical, commercial, electronics, and defense industries.

The Corporation attended several military tradeshows through 2011 and signed a teaming agreement with Chemring Ordnance Inc. (“Chemring”), of Perry, Florida in December 2011. The agreement gives Chemring the non-exclusive right to market and sell the BIP worldwide for a five year term. Chemring is responsible for its costs of marketing the BIPs and BIPs sold through this arrangement will bear the Chemring brand. The Corporation has retained the right to market the BIP directly to military, law enforcement and government agencies outside of Chemring’s sales channels.

Research and development for the BIP was completed in the summer of 2012.

In October 2012, the Corporation obtained an ammunition certification from Chemring which meant that the BIP satisfied the standards set by Chemring for products which it would distribute.

In November 2012, the Corporation obtained a United States Department of Transportation number (DOT#) required in order for the Corporation to ship BIP rounds.

In June 2012, the Corporation contracted CRT Less Lethal Inc. (“CRT”) to test the BIP. CRT is a Seattle based company founded in 2003 with expertise in the analysis, evaluation and human effects testing of less-lethal munitions. The testing protocol included accuracy, precision, consistency, muzzle and target energy, impact energy density and effective range of the BIP. Human volunteers were used during the test firing, revealing full effects to the lower body from the blunt trauma of the BIP. Extensive wound profiling from the tests were finalized in a detailed report from CRT. Based on data obtained from the three-stage evaluation, the BIP passed the CRT testing protocol for accuracy, consistency, relative safety and effectiveness.

In July 2012, the Corporation signed a five-year development, supply and manufacturing agreement with the BIP Manufacturer. An engineering team is available to the Corporation through the BIP Manufacturer for development of all of the core components of the BIP and any product changes that are necessary.

During 2012, the Corporation attended several law enforcement tradeshows and conducted live fire demonstrations with government agencies in Canada, and the US. Live fire demonstrations allow the Corporation to demonstrate the short and long distance firing capabilities, accuracy and relative safety of the BIP.

The Corporation has begun the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload (a marking liquid, a marking powder, pepper spray and a pungent odor) and the fifth of which is a lower cost practice round. SDI expects to complete development of these five new ammunition rounds by the second quarter of calendar 2013.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military and police forces for crowd control.

The Corporation has two products:

a)

The Corporation has developed the BIP, a blunt impact projectile which uses pain to control a target. The Corporation is developing five versions of the standard BIP, four of which contain a payload and one of which is a cheaper cost practice round. A payload is an internal capsule inside the BIP, which holds a liquid or powder substance.

b)

The Corporation has undertaken substantial work to develop the WEP, a wireless electric projective which releases an electrical pulse that induces a muscle spasm and causes the target to fall to the ground helpless.

Less-Lethal Sector

Both military and law enforcement agencies are seeking alternatives to traditional lethal ammunition. From a military standpoint, the involvement of armed forces in populated areas has created a need for less-lethal ammunition. Police forces also require non-lethal ammunition for riot control and critical incident de-escalation, motivated in part by a desire to avoid expensive litigation.

Chemical irritants (such as tear gas) have been sporadically used by military and have been adopted by police forces around the world for use in riot control.

Throughout the 1970’s and 1980’s the military and police forces began to use kinetic energy impact projectiles. These projectiles included wood, rubber and bean-bag material as ammunition. Many of these projectiles are still being used by military and police forces around the world. There has been very little technology progression within this space over the last half a century.

The rubber bullet was developed by the Ministry of Defense for the British Army in Northern Ireland at the request of army officers who wanted a weapon for use in civil disturbances with a range beyond a stone-throwing distance. In management’s opinion, rubber bullets are inaccurate and have unpredictable ricochets. In addition, management believes that they have caused numerous severe injuries and several deaths.

The Taser is an electronic control device (ECD) sold by Taser International and used by law enforcement agencies and the military. The Taser uses electrical current to disrupt voluntary control of muscles causing neuromuscular incapacitation of subjects. It fires electrodes, which are connected to the firing gun by a wire. Their disadvantage is that they have a maximum range of 35 feet (10.6 meters) with wires attached to the firing gun/launcher, whereas the WEP is able to target 164 feet (50 meters) without any wires attached to the launching device. In management’s opinion, this gives the user of the WEP the freedom to aim and immobilize a subject at greater distances. According to the 2011 Homeland Security Research Corp. (HSRC) study titled “Non-Lethal Weapons: Technologies & Global Market”, it is forecasted that the global non-lethal weapons market will grow in the period 2012 to 2015 at a compounded annual growth rate (CAGR) of 8% (see the following graph). The study concludes that the growth rate will accelerate to 17% CAGR during the period 2016 to 2020 due to technology breakthroughs expected in 2014-2015.

The nature of a military’s role has changed significantly to the extent that the military becomes actively engaged in the policing of civilian populations. This is where the military in effect, intersects with local police forces to support and uphold national and regional law. Today, military units are involved in on-going conflicts that bring them into direct contact with civilian populations in Iraq, Afghanistan and various countries in the Middle East. Soldiers who are deployed in humanitarian roles are often subject to rules of engagement which disallow the use of deadly force unless soldiers encounter a lethal threat. The military requires less-lethal deterrent ammunition for use in crowd and riot control, perimeter security and pilfering situations. In management’s opinion, less-lethal ammunition means a greater opportunity to preserve life.

Police and military forces require easily applied options for riot control without the consequences of lethal force. In addition to the litigation, administrative and financial resources required to defend the use of lethal force, there is a moral consideration as well. Police and military forces must balance the risk of injury or death to their own personnel against the risk of injury to civilians, including bystanders. Riot control involves difficult and challenging decision that often must be made within seconds.

Both police and military personnel are demanding access to options that fall somewhere between physically charging into a crowd with batons and firing munitions designed to kill targets. If these personnel are equipped and trained with less-lethal munitions, they are better equipped to diffuse a riot and regain control. By providing soldiers and police with a midlevel force response, appropriate to the level of threat, the chance of an escalation can be reduced. In addition, if this less-lethal response can be employed at a standoff distance, the troops or officers can maintain a buffer zone between themselves and the crowd. The capability to target a specific individual, as opposed to spraying an entire crowd, reduces the risk of injury to innocent bystanders and political backlash.

Conflicts in Iraq and Afghanistan, events such as the August 2011 UK riots, and the June 2012 Quebec student street violence have led governments, police and defense decision-makers to seek cost effective less-lethal weapons. These decision-makers understand that social media will limit the use of lethal weapons and a new generation of less-lethal weapons is required.

Competitive Conditions

Munitions manufacturers generally fall into three categories:

1.	Multi-national manufacturers with resources to mass-produce products with a global distribution network;
2.	Militaries (often in partnership with multi-national corporations); and
3.	Small manufacturing companies.

The Corporation fits into the third category. SDI is structured to design, develop and market new less-lethal munition technologies. The Corporation has signed manufacturing and distribution agreements with large US entities to enter the less-lethal 40mm marketplace. Each stage of development requires in-depth testing, evaluation and fine-tuning to ensure the product will deliver peak performance under demanding conditions.

The competitive factors in the market for less-lethal ammunitions are cost, effectiveness, and ease of use.

SDI is a small manufacturing company that is able to fulfill product orders in an expedited fashion, even when required to do so in small quantities. There are manufacturers of less-lethal ammunition, which are larger and have greater resources, and there is no assurance that the Corporation will be able to compete with these competitors.

Intellectual Property

Patents

The Corporation currently holds three United States patents and has applied for one other United States patent. The following applications have been filed with the U.S. Patent Office:

(a)

Less-lethal Projectile (Publication# US20080236435) – Patented: This issued patent relates to the Corporation’s distinctive collapsible munition head technology that absorbs kinetic energy of the projectile upon impact. The collapsible head mushrooms, enlarging the impact area on the target and spreading the kinetic energy for over that larger area, decreasing the long-term damage to the target’s body. This patent was issued in January 2011. The Corporation’s collapsible head is used in both the BIP and the WEP.

(b)	Electronic Circuitry For Incapacitating a Living Target (Publication# US20100008012) – Patented:

This issued patent relates to the electronic circuitry incapacitation system which forms part of the WEP. The patent describes an electronic circuit which provides an electrical incapacitation current to a living target.

(c)

Less-lethal Wireless Stun Projectile System for Immobilizing a Target by Neuro-Muscular Disruption (Publication# US20070101893) – Patented: This issued patent describes the process by which the WEP operates with its attachment system to halt a target through a neuro-muscular-disruption system.

(d)

Autonomous Operation of a Less-lethal Projectile (Publication# US20110001619) – Pending: This pending patent describes a motion sensing system within the WEP. The sensor will monitor movement of the target and enable the electrical output until the target is subdued. The electrical pulse is programmed for an exact time-frame to specifications of the user.

All rights to these patents have been assigned to the Corporation by the inventors.

Specialized Skill and Knowledge

The development of the BIP and WEP requires specialized engineering and ballistics expertise. The Corporation has entered into contractual arrangements with third parties to develop its product line.

Initially, the Corporation’s product were designed, tested and assembled by Elad in Israel. Ballistics and military experts were used building prototypes of the WEP and the BIP.

In 2011, the Corporation moved its engineering, intellectual property and production facilities from Tel Aviv, Israel to the BIP Manufacturer at its injection molding facility outside of Boston, Massachusetts. The BIP Manufacturer has a history of manufacturing 40mm components for the military sector, and provides molding services to the medical, aerospace, petrochemical, commercial, electronics, and defense industries. The BIP Manufacturer performs ongoing research and development for the BIP.

Government Regulations

Foreign regulations pertaining to less-lethal weapons are numerous and often unclear and a number of countries prohibit devices similar to the BIP and/or the WEP. Accordingly, there is no assurance that the Corporation will be successfully able to sell the BIP into these jurisdictions.

General

As of February 15, 2012 SDI had consultants and no full-time employees.

SDI’s offices are located at 1101 Pennsylvania Ave., NW, 6th Floor Washington, DC 20004, and 338 Church Street Oakville, Ontario L6J 1P1 Canada. SDI’s rents its Ontario office at a cost of $2,500 per month pursuant to a lease which expired on September 30, 2012. The USA office does not have a lease term and runs month by month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

Three Months Ended	High	Low

February 2011	$0.42	$0.15
May 2011	$0.25	$0.14
August 2011	$0.25	$0.05
November 2011	$0.25	$0.08

February 2012	$0.39	$0.11
May 2012	$0.35	$0.16
August 2012	$0.35	$0.20
November 2012	$0.99	$0.20

     As of February 15, 2013 SDI had 33,273,913 outstanding shares of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2012, 2011 and 2010. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2012 (audited)	Year ended November 30, 2011 (audited)	Year ended November 30, 2010 (audited)
Revenue	$Nil	$Nil	$Nil
General and Administrative Expenses	$2,056,996	$624,545	$1,365,284
Research and Product Development Costs (Recovery)	($215,143)	$195,949	$946,702
Amortization	$20,585	$10,786	$8,976
Net Loss	($2,019,938)	($901,558)	($2,320,962)
Loss per Share (Basic and Diluted)	($0.07)	($0.03)	($0.12)
Current Assets	$272,171	$233,455	$285,747
Total Assets	$417,219	$251,869	$314,947
Current Liabilities	$150,368	$704,993	$787,641
Long Term Liabilities	$1,192,639	$731,828	$Nil
Shareholders' Deficit	($925,788)	($1184,952)	($ 472,694)
Retained Earnings (Deficit)	($19,296,146)	($17,276,208)	($16,374,650)
Dividends	$Nil	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2012 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2012.

Comparison of Year Ended November 30, 2012 to Year Ended November 30, 2011

i. Overview

The Corporation has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in a development stage and perhaps thereafter. As of November 30, 2012, we had accumulated losses of $19,296,146 (November 30, 2011 - $17,276,208). Our ability to emerge from the development stage and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Corporation’s major financial endeavor over the years has been its effort to raise additional capital to pursue its development activities. We have continued to raise capital and are moving forward with our business model.

ii. Assets

Total assets as of November 30, 2012 includes cash of $232,471, deferred costs of $32,500, prepaid expenses and other receivables of $7,200 and plant and equipment for $145,048 net of amortization. Total assets as of November 30, 2011 includes cash of $114,835, deferred financing costs of $10,916, prepaid expenses and other receivables of $107,704 and plant and equipment for $18,414 net of amortization. Total assets increased from $251,869 on November 30, 2011 to $417,219 on November 30, 2012. This increase is the result of private placements of common stock for $649,750 and private placement convertible debentures for $910,000 in 2012 offset in part by expenses incurred in normal course of business.

iii. Revenues

No revenue was generated by the Corporation’s operations during the years ended November 30, 2012 and November 30, 2011.

iv. Net Loss

The Corporation’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

General and administration expense represents professional, consulting, office and general and other miscellaneous costs incurred during the years covered by this report.

General and administration expense for the year ended November 30, 2012 was $2,056,996, as compared with $624,545 for the year ended November 30, 2011. General and administration expense increased by $1,432,451 in the current year, as compared to the prior year. The primary reasons for the increase in general and administrative costs are as follows:

During the year ended November 30, 2012 the Company expensed a total of $272,400 as management fees for payment to its three directors. During the year ended November 30, 2011 the Company expensed a total of $79,000 as Management fee for payment to its two directors.

During the year ended November 30, 2012 the Company expensed a total of $240,000 for services provided by a Company in which the Chief Operating Officer has an interest. During the year ended November 30, 2011 the Company expensed $99,200 for services provided by Chief Operating officer of the Company.

The Corporation expensed stock based compensation expense (included in general and administrative expenses) for issue of options and warrants for $929,365 during the year ended November 30, 2012 ($nil in 2011). Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and warrants granted to SDI’s directors, officers and consultants.

Interest expenses increased by $87,222 in 2012 as compared to 2011 due to additional funding by convertible debentures which carry interest of 8% per annum. In addition, the Company had to increase its travel expenses by an additional $103,958 in 2012 as compared to 2011 primarily to move the business towards production.

(b) Research and Product Development costs

Research and Product Development costs include research costs incurred on the Corporation’s less-than-lethal defense technology and were paid to an outside company. Research and Product Development costs for the year ended November 30, 2011 was $195,949, as compared to recovery of ($215,143) for the year ended November 30, 2012.

Research and Product Development costs for the year ended November 30, 2011 were substantially lower than prior years since the development of the Corporation’s products was nearing completion. There were no research and product development costs incurred in 2012.

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

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Corporation for the quarter ended November 30, 2012 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the three	For the	For the	For the	For the	For the	For the	For the
	months	three	three	three	three	three	three	three
	ended	months	months	months	months	months	months	months
	November30	ended	ended	ended	ended	ended	ended	ended
	, 2012	August	May 31,	February	Novembe	August	May 31,	February
	($)	31, 2012	2012	29, 2012	r 30, 2011	31, 2011	2011	28, 2011
		($)	($)	($)	($)	($)	($)	($)
Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss and Comprehensive Loss	(1,068,668)	(350,630)	(348,209)	(252,431)	(203,747)	(205,180)	(163,254)	(329,377)

Loss per Weighted Average Number of Shares Outstanding – Basic and Fully Diluted	(0.04)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

Quarterly activities and financial performance are impacted by the Corporation’s ability to raise capital for its development activities. The loss during the three months period ended November 30, 2012 includes non-cash stock based compensation expense for $640,912.

vi. Liquidity and Capital Resources

The following table summarizes the Corporation's cash flows and cash in hand:

	Year ended	Year ended
	November 30,	November 30,
	2012	2011

Cash	$232,471	$114,835
Working capital (deficit)	$121,803	$(471,538)
Cash (used) in operating activities	$(1,294,895)	$(1,170,821)
Cash used in investing activities	$(147,219)	$-
Cash provided by financing activities	$1,559,750	$1,038,328

As of November 30, 2012, the Corporation had working capital of $121,803 as compared to working capital deficit of $471,538 as of November 30, 2011. Working capital increased as a result of capital financing activities during the year ended November 30, 2012 for $1,559,750 (common shares for $649,750 and convertible debentures for $910,000).

Net cash used in operations for the year ended November 30, 2012, was $1,294,895 as compared to $1,170,821 used for the year ended November 30, 2011. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $929,365 in 2012, as compared to $Nil in 2011.

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

On August 9, 2012, the board of directors issued warrants to a Corporation owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013.

On October 3, 2012, the board of directors issued warrants to a consultant, to acquire a total of 75,000 common shares. These warrants were issued at an exercise price of $0.42 per share with an expiry term of three years. The Company expensed stock based compensation cost of $28,911.

On October 3, 2012, the board of directors granted options to two consultants to acquire 100,000 common shares each for a total of 200,000 common shares. The 200,000 options were issued at an exercise price of $0.42 per share and vest immediately with an expiry term of three years. The Company expensed stock based compensation cost of $77,096.

On October 26, 2012, the board of directors granted options to one director to acquire a total of 1,000,000 common shares and to another director to acquire 100,000 common shares for a total of 1,100,000 options. These 1,100,000 options were issued at an exercise price of $0.45 per share and vest immediately with an expiry term of four years. The Company expensed stock based compensation cost of $534,905.

Recovery of accounts payable for $(215,143) in 2012 as compared to $nil in 2012

On November 30, 2009, the Corporation entered into a Memorandum of Understanding (“MOU”) with its former research and development services contractor Elad Engineering Ltd. (“Elad’) to settle their liability. On March 13, 2012, the Corporation entered into a definitive agreement with Elad to settle the accounts payable. Elad had previously performed services for the development of a less-than-lethal-electric-projectile and blunt impact projectile. At the date of the settlement agreement, the Corporation owed Elad $315,143.The Corporation and Elad agreed to irrevocably waive and release each other from any claim, demand or action in connection with services provided, upon payment of $100,000 by the Corporation to Elad no later than March 20, 2012. The $100,000 payment was made on March 20, 2012. The Corporation recorded the reduction of the payable in the amount of $215,143 as recovery of research and development product development cost. This was measured as the difference between the amount payable to Elad and the settlement amount.

2) Changes in non- cash balances relating to operations:

The Company’s prepaid expenses and other receivables decreased by $100,504 in 2012 as compared to increase of $69,285 in 2011.The primary reason for increase in prepaid expenses and other receivables for 2011 was an amount of $61,837 advanced to a supplier as a deposit for purchase of injection molds for their BIP40 ammunition rounds. During 2012 the company did not have any significant prepaid expense

Net cash flow from investing activities was an outflow for $147,219 during the year ended November 30, 2012 as compared to $ nil for the year ended November 30, 2011. The primary reason was the acquisition of moulds for $142,140 in 2012 as compared to $nil in 2011.

Net Cash flow from financing activities was an inflow of $1,559,750 for the year ended November 30, 2012 as compared to an inflow for $1,038,328 for the year ended November 30, 2011.

The Company raised $910,000 by issue of convertible debentures and $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. The Company raised $878,328 by issue of Convertible Debentures and $160,000 by issuance of 800,000 common shares during the year ended November 30, 2011.

There was an overall increase in cash of $117,636 in 2012 as compared to a decrease of $132,493 during 2011.

Changes to issued share capital

Year ended November 30, 2012

During the three month period ended August 31, 2012, the Company issued 1,484,169 common shares for conversion of convertible debentures having face value of $411,828 (Convertible debenture 2) and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share.

During the three month period ended August 31, 2012, the Company issued 1,333,333 shares of common stock to private investors at a price of $0.30 per share for a total consideration of $400,000. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

During the three month period ended November 30, 2012, the Company issued 994,380 common shares for conversion of convertible debentures having face value of $146,500 (Convertible debenture 1) and accrued interest of $23,076. The total debt for $169,576 was converted into 994,380 common shares.

During the three month period ended November 30, 2012, the Company issued 832,501 shares of common stock to private investors at a price of $0.30 per share for a total consideration of $249,750. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

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

vii. Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of November 30, 2012 and 2011

viii. Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreement with the Company on the following terms:

Agreement with a director to pay compensation for $5,000 per month. The agreement was renewed for $5,000 per month effective January 1, 2013

Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.

Agreement with the Chief Executive Officer to pay compensation for $12,000 per month, with an annual 5% increase and a car allowance for $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company has expensed $60,000 for the three month period ended November 30, 2012. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2012, the Company has not exercised its right to accept this compensation in shares.

SDI entered into an agreement (the “Teaming Agreement”) dated November 30, 2011 with Chemring Ordnance, Inc. (“Chemring”) pursuant to which both agreed to establish a co-operative and supportive team to develop the best marketing, management and technical approach for the worldwide manufacture and sale of 40mm less that blunt trauma ammunition. The Teaming Agreement provides for SDI and Chemring to create a team for the purpose of preparing competitive, cost effective proposals in response to requests for proposals and obtaining and performing any contracts that result therefrom.

Pursuant to the Teaming Agreement, if a contract is awarded, each of SDI and Chemring will perform the work to be done by it as specified in the Teaming Agreement and will share the revenue as set out in the Teaming Agreement. The one of them that initiated the proposal that led to the contract will be the prime contact for that customer. Upon a contract being awarded to either SDI or Chemring, it will subcontract with the other for the other’s share of the work. In accordance with the Teaming Agreement, the BIP ammunition sold will have Chemring’s branding unless otherwise agreed by the parties.

The Teaming Agreement will terminate on December 20, 2016. The Teaming Agreement may also expire if a time period of two years from the effective date of the agreement passes without a bona fide arms length contract being executed and delivered with respect to BIP ammunition. It will also terminate if either party is in material breach of the Agreement or a subcontract that hasn’t been resolved, if any required governmental licenses or approvals or permits are revoked, in the event of a debarment or suspension of a party at the option of the other party, and by the mutual written agreement of the parties.

The Corporation entered into a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides for the Corporation to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Corporation to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five-year.

ix. Subsequent Events

a) Consulting agreements:

Effective January 1, 2013, SDI executed an agreement with a director to pay compensation for $5,000 per month. The agreement expires June 30, 2013. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with a Company in which a director has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

b) Issue of warrants

On January 30, 2013, SDI borrowed CDN $200,000 for general working capital purposes (the “Working Capital Loan”) with interest of 6% per annum repayable on the earlier of demand for repayment by lender or July 30, 2013. The lender received bonus warrants to purchase 100,000 common shares at an exercise price of CDN $0.50. The warrants expire 24 months from the date of receipt of funds

c) Conversion of convertible debentures to common shares

On January 23, 2012 SDI converted $500,000 convertible debt plus accrued interest into 1,801,480 common shares.

d) Prospectus

On February 21, 2013 the Company filed a preliminary prospectus in Canada (Ontario, Alberta and British Columbia) to raise gross proceeds of CDN $3,000,000 by issue of 750,000 common shares (the “Offering”) in accordance with the terms of the prospectus. Macquarie Private Wealth Inc. is acting as an agent for services rendered in connection with the Offering. The Company will pay the Agent a cash commission (the “Agent’s Fee”) equal to 9.0% of the gross proceeds of the Offering, plus an option (the “Agent’s Option”) to acquire Common Shares equal to 9.0% of the Common Shares placed by the Agent at an exercise price equal to the Offering Price for a period of 24 months from the date of the Offering. The Corporation will pay to the Agent a corporate finance fee in the amount of CDN$35,000 plus applicable taxes for services rendered in connection with the Offering. The Agent will also be reimbursed for its reasonable expenses in connection with the Offering. The prospectus will also serve as a listing application for the Company’s shares to be listed on the TSX Venture Exchange.

x. Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates are based on our best knowledge of current events and actions the Corporation may undertake in the future. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates; our future results of operations may be affected.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The adoption of this new standard did not have a material impact on the financial condition or result of operation.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the financial condition or result of operation.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Risk Factors

Additional Financing

The Corporation has no source of operating cash flow to fund all of its operational needs and will require additional financing to continue its operations. There can be no assurance that such financing will be available at all or on favourable terms. Failure to obtain such additional financing could result in delay or indefinite postponement of the Corporation’s deployment of its products, resulting in the possible dilution. Any such financing will dilute the ownership interest of the Corporation’s shareholders at the time of the financing, and may dilute the value of their shareholdings.

General Venture Company Risks

The Common Shares must be considered highly speculative due to the nature of the Corporation’s business, the early stage of its deployment, its current financial position and ongoing requirements for capital. An investment in the Common Shares should only be considered by those persons who can afford a total loss of investment, and is not suited to those investors who may need to dispose of their investment in a timely fashion. Investors should consult with their own professional advisors to assess the legal, financial and other aspects of an investment in Common Shares.

Uncertainty of Revenue Growth

There can be no assurance that the Corporation can generate substantial revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Corporation has achieved or may achieve may not be indicative of future operating results. In addition, the Corporation may increase further its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Corporation’s business, operating results and financial condition will be materially adversely affected.

Dependence on Management and Key Personnel

The Corporation is dependent on certain members of its management. The loss of the services of one or more of them could adversely affect the Corporation. The Corporation’s ability to maintain its competitive position is dependent upon its ability to attract and retain highly qualified managerial, specialized technical, manufacturing, sales and marketing personnel. There can be no assurance that the Corporation will be able to continue to recruit and retain such personnel. The inability of the Corporation to recruit and retain such personnel would adversely affect the Corporation’s operations and product development.

Dependence on Key Suppliers

The Corporation may be able to purchase certain key components of its products from a limited number of suppliers. Failure of a supplier to provide sufficient quantities on favorable terms or on a timely basis could result in possible lost sales.

Product Liability

The Corporation may be subject to proceedings or claims that may arise in the ordinary conduct of the business, which could include product and service warranty claims, which could be substantial. If its products fail to perform as warranted and it fails to quickly resolve product quality or performance issues in a timely manner, sales may be lost and it may be forced to pay damages. Any failure to meet customer requirements could materially affect its business, results of operations and financial condition. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of its products, material warranty expense, diversion of technological and other resources from its product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, value added resellers, systems integrators, original equipment manufacturers and end-users, any of which could have a material adverse effect on the Corporation’s business, operating results and financial conditions.

The Corporation currently has general liability insurance which includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Corporation. A product recall could have a material adverse effect on the business or financial condition of the Corporation.

Strategic Alliances

The Corporation relies upon, and expects to rely upon, strategic alliances with original equipment manufacturers for the manufacturing and distribution of its products. There can be no assurance that such strategic alliances can be achieved or will achieve their goals.

Marketing and Distribution Capabilities

In order to commercialize its technology, the Corporation must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or arrange for third parties to perform these services. In order to market any of its products, the Corporation must either acquire or develop a sales and distribution infrastructure. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of its Management and key personnel, and defer its product development and deployment efforts. To the extent that the Corporation enters into marketing and sales arrangements with other companies, its revenues will depend on the efforts of others. These efforts may not be successful. If the Corporation fails to develop substantial sales, marketing and distribution channels, or to enter into arrangements with third parties for those purposes, it will experience delays in product sales and incur increased costs.

Rapid Technological Development

The markets for the Corporation’s products and services are characterized by rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles. Accordingly, the Corporation’s success is dependent upon its ability to anticipate technological changes in the industries it serves and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements. There can be no assurance that the Corporation will successfully develop new products or enhance and improve its existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over the Corporation’s products or which render the products currently sold by the Corporation obsolete or less marketable.

The Corporation must commit significant resources to developing new products before knowing whether its investments will result in products the market will accept. To remain competitive, the Corporation may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts, and result in increased operating expenses.

Competition

The Corporation’s industry is highly competitive and composed of many domestic and foreign companies. The Corporation has experienced and expects to continue to experience, substantial competition from numerous competitors whom it expects to continue to improve their products and technologies. Competitors may announce and introduce new products, services or enhancements that better meet the needs of end-users or changing industry standards, or achieve greater market acceptance due to pricing, sales channels or other factors. Competitors may be able to respond more quickly than the Corporation to changes in end-user requirements and devote greater resources to the enhancement, promotion and sale of their products.

Regulation

The Corporation is subject to numerous federal, provincial, state and local environmental, health and safety legislation and measures relating to the manufacture of ammunition. There can be no assurance that the Corporation will not experience difficulties with its efforts to comply with applicable regulations as they change in the future or that its continued compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on the Corporation’s results of operations, business, prospects and financial condition. The Corporation’s continued compliance with present and changing future laws could restrict the Corporation’s ability to modify or expand its facilities or continue production and could require the Corporation to acquire costly equipment or to incur other significant expense.

Intellectual Property

The Corporation’s ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. Although the Corporation considers certain of its product designs as well as manufacturing processes involving certain of its products to be proprietary, patents or copyrights do not protect all design and manufacturing processes. The Corporation has adopted procedures to protect its intellectual property and maintain secrecy of its confidential business information and trade secrets. However, there can be no assurance that such procedures will afford complete protection of such intellectual property, confidential business information and trade secrets. There can be no assurance that the Corporation’s competitors will not independently develop technologies that are substantially equivalent or superior to the Corporation’s technology.

To protect the Corporation’s intellectual property, it may become involved in litigation, which could result in substantial expenses, divert the attention of its management, cause significant delays and materially disrupt the conduct of its business.

Infringement of Intellectual Property Rights

While the Corporation believes that its products and other intellectual property do not infringe upon the proprietary rights of third parties, its commercial success depends, in part, upon the Corporation not infringing intellectual property rights of others. A number of the Corporation’s competitors and other third parties have been issued or may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those utilized by the Corporation. Some of these patents may grant very broad protection to the owners of the patents. The Corporation has not undertaken a review to determine whether any existing third party patents or the issuance of any third party patents would require the Corporation to alter its technology, obtain licenses or cease certain activities. The Corporation may become subject to claims by third parties that its technology infringes their intellectual property rights due to the growth of products in its target markets, the overlap in functionality of those products and the prevalence of products. The Corporation may become subject to these claims either directly or through indemnities against these claims that it provides to end-users, manufacturer’s representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

Litigation may be necessary to determine the scope, enforceability and validity of third party proprietary rights or to establish the Corporation’s proprietary rights. Some of its competitors have, or are affiliated with companies having, substantially greater resources than the Corporation and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for a longer period of time than the Corporation. Regardless of their merit, any such claims could be time consuming to evaluate and defend, result in costly litigation, cause product shipment delays or stoppages, divert management’s attention and focus away from the business, subject the Corporation to significant liabilities and equitable remedies, including injunctions, require the Corporation to enter into costly royalty or licensing agreements and require the Corporation to modify or stop using infringing technology.

The Corporation may be prohibited from developing or commercializing certain technologies and products unless it obtains a license from a third party. There can be no assurance that it will be able to obtain any such license on commercially favourable terms or at all. If it does not obtain such a license, it could be required to cease the sale of certain of its products.

Uncertainty of Additional Capital

The Corporation anticipates expending substantial funds to carry out the development, introduction and manufacture of additional products. The Corporation will require additional funds for these purposes through one or more public or private equity financings, by taking on debt financing, or from other sources. No assurance can be given that such additional funds will be available on acceptable terms or at all. If such funds are unavailable or are only available at a prohibitive cost, the Corporation may have to significantly curtail its product development program or seek funds through financing alternatives that may require the Corporation to sell its rights to certain products or certain marketing territories. Any additional equity financing may result in dilution to existing shareholders.

Health and Safety

Health and safety issues related to its products may arise that could lead to litigation or other action against the Corporation or to regulation of certain of its product components. The Corporation may be required to modify its technology and may not be able to do so. It may also be required to pay damages that may reduce its profitability and adversely affect its financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect the Corporation’s ability to market certain of its products and, in turn, could harm its business and results from operations.

Stress in the global financial system may adversely affect the Corporation’s finances and operations in ways that may be hard to predict or to defend against

Recent events have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, events seemingly unrelated to the Corporation, or to its industry, may adversely affect its finances or operations in ways that are hard to predict or defend against. For example, credit contraction in financial markets may hurt the Corporation’s ability to access credit when it is needed or rapid changes in foreign exchange rates may adversely affect financial results. Finally, a reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of the Corporation’s customer base. As a result, these customers may need to reduce their purchases of the Corporation’s products, or there may be greater difficulty in receiving payment for the products that these customers purchase from the Corporation. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on the business, operating results, and financial condition.

Insurance and Uninsured Risks

The Corporation’s business is subject to a number of risks and hazards including industrial accidents, labour disputes, changes in the regulatory environment. Such occurrences could result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Corporation maintains liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Corporation may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Corporation could incur significant costs that could have a materially adverse effect upon its financial position.

Conflicts of Interest

Certain directors and officers of the Corporation are or may become associated with other companies in the same or related industries which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Corporation are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to the best interests of the Corporation. The directors and officers of the Corporation have either other full-time employment or other business or time restrictions placed on them and accordingly, the Corporation will not be the only business enterprise of these directors and officers.

Dividend Policy

The Corporation has not paid dividends in the past and has no plans to pay dividends for the foreseeable future. The future dividend policy of the Corporation will be determined by its directors.

Lack of Active Market

There can be no assurance that an active market for the Common Shares will continue and any increased demand to buy or sell the Common Shares can create volatility in price and volume.

Market Price of Common Shares

There can be no assurance that an active market for the Common Shares will be sustained. Securities of small and mid cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include global economic developments and market perceptions of the attractiveness of certain industries. The price per Common Share is also likely to be affected by change in the Corporation’s financial condition or results of operations as reflected in its quarterly filings. Other factors unrelated to the performance of the Corporation that may have an effect on the price of Common Shares include the following: the extent of analytical coverage available to subscribers concerning the business of the Corporation may be limited if investment banks with research capabilities do not follow the Corporation’s securities; lessening in trading volume and general market interest in the Corporation’s securities may affect a subscriber’s ability to trade significant numbers of Common Shares, the size of the Corporation’s public float may limit the ability of some institutions to invest in the Corporation’s securities; a substantial decline in the price of the Common Shares that persists for a significant period of time could cause the Corporation’s securities to be delisted from the exchange, further reducing market liquidity. If an active market for the Common Shares does not continue, the liquidity of a subscriber’s investment may be limited and the price of the Common Shares may decline. If such a market does not develop, subscribers may lose their entire investment in the Common Shares.

Political Regulatory Risks

Any changes in government policy may result in changes to laws affecting the sale of the Corporation’s products. This may affect the Corporation’s ability to ship product in the future. The possibility that future governments may adopt substantially different policies, may also effect the Corporation’s operations. Local governments in all countries the Corporation deals with issue end user certificates to purchase or receive live ammunition from the Corporation. It is the decision of these countries in the Middle East, the United States, Canada, Europe, and the Baltics whether or not they will take possession or purchase such munitions.

Dividends

The Corporation has not, since the date of its incorporation, declared or paid any dividends on its Common Shares and does not currently intend to pay dividends. Earnings, if any, will be retained to finance further growth and development of the business of the Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A. and 9A(T). CONTROLS AND PROCEDURES

     a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2012, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

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

     SDI’s management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of SDI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

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

     Based on this evaluation, SDI’s management concluded that SDI’s internal control over financial reporting was effective as of November 30, 2012.

     There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Gregory Sullivan	48	President, Principal Executive Officer and a Director
Dean Thrasher	49	Chief Operating Officer
Boaz Dor	59	Secretary and a Director
Rakesh Malhotra	56	Principal Financial and Accounting Officer
Allen Ezer (1)	36	Director
Duane Parnham (2)	49	Director
David Goodbrand (2)	41	Director

(1)	Appointed as a director on January 3, 2012.
(2)	Appointed as a director on October 26, 2012

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

Dean Thrasher has been the COO of SDI since October 2010. Mr. Thrasher is a senior executive with more than twenty five years of start-up business management skills, mergers & acquisitions, product launches, product development, and funding experience in the technology, wholesale, manufacturing, distribution, retail and franchise sectors, as well as extensive international business and public market experience. Mr. Thrasher has been self-employed in the investment-banking sector dating from December 2007 to present; Executive Vice President of Mint Technology Corp. (TSXV pre-paid credit cards) July 2002 to December 2007; and President, ecwebworks Inc. (e-commerce) from June 1999 to July 2002.

Boaz Dor has been a director of SDI since April 2005 and its Secretary since March 15, 2006. Mr. Dor served in the Israeli Defense Forces from 1972 to 1975. Recruited by the Israeli Secret Services, Mr. Dor was assigned to the International Security Division for Aviation Security for the Israeli Government, eventually assuming the position of Head of Security for the Embassy of Israel and El Al Israel Airlines in Cairo, Egypt, and later, as Vice-Consul and Head of Security for the Israeli Consulate in Toronto and Western Canada and El Al Israel Airlines. In 1989, Mr. Dor resigned from the public sector to open a security consulting firm. In 1991, he was appointed executive director of security for the Seabeco Group of Companies where Mr. Dor oversaw international operations in Switzerland, Belgium, Russia, New York and Toronto. Since 2000 Mr. Dor has been president of Ozone Water Systems Inc. (water systems) from 2001 to 2006.

Rakesh Malhotra has been SDI’s Chief Financial Officer since January 7, 2007. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Chartered Accountant (CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) degree from the University of Delhi (India) and has served as CFO for Pacific Copper Corp. (OTC-BB Mining Exploration) from April 2007 to present, Infrastructure Materials Corp. (OTC-BB and TSXV Mining Exploration) from October 2009 to present; Dynamic Fuel Systems Inc. (TSXV Manufacturing) from June 2009 to June 2011; Uranium Hunter Corp. (OTC-BB Mining Exploration) from March 2007 to March 2010; Yukon Gold Corporation Inc. (OTC-Pink Sheets Mining Exploration) from November 2005 to August 2010 and November 2011 to present (filing on Sedar).

Allen Ezer has held various positions with the Corporation since January 2012, including, director, Vice President of Corporate Development and Executive Vice-President of the Corporation. Mr. Ezer has been a director with Goldspike Exploration (TSXV mineral exploration corporation) since May 2012, as well as Cambrian Corp. (junior exploration); CIBC Wood Gundy November 2002 to December 2011, associate investment advisor.

Duane Parnham has served as a director of SDI since October 2012. Mr. Parnham served as a director, CEO and Chairman, Executive Director, Business Development with Forsys Metals Corp. (TSX exploration company) for various periods from November 2004 to May 2010; Chairman with UNX Energy Corp. (TSXV exploration company) October 2007 to April 2011; Chairman with Nebu Resources Inc. (TSXV exploration company) December 2009 to October 2010; Director with Angus Mining (Namibia) Inc. (TSXV exploration company) September 2010 to October 2011; Director with IC Potash Corp. (TSX exploration company) July 2011 to May 2012; Director and Executive Chairman with Giyani Gold Corp. (TSXV exploration company) November 2010 to present.

David Goodbrand has served as a director for the Corporation since October 2012. Mr. Goodbrand is currently a police sergeant and has served in this capacity from September 1994 to present.

SDI does not have a compensation committee. The Board of Directors is responsible for the compensation program for the Corporation’s Named Executive Officers.

Rakesh Malhotra is SDI’s financial expert. However, since he is an officer of SDI, Mr. Malhotra is not independent as that term is defined in 803 of the NYSE AMEX Company Guide.

SDI believes its directors are qualified to act as such due to their experience in the law enforcement or weapons industries and their general business backgrounds.

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2012, the Corporation’s named executive officers were Gregory Sullivan (CEO), Rakesh Malhotra (CFO) and Dean Thrasher (COO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long term compensation for services in all capacities to the Corporation for the Corporation’s most recently completed financial years in respect of the Named Executive Officers. Summary Compensation Table

Name and Principal Position	Year ended Nov. 30	Salary CDN($)	Share- Based Awards CDN($)	Option- Based Awards(1) CDN($)	Non-Equity Incentive Plan Compensation		Pension Value CDN($)	All Other Compen sation (5) CDN($)	Total Compen- sation CDN($)
					Annual Incentive Plan	Long- Term Incentive Plans
Gregory Sullivan CEO (2)	2012 2011 2010	0 0 0	0 0 0	50,074 0 108,199	0 0 0	0 0 0	0 0 0	144,000 39,500 77,000	194,074 39,500 185,199
Rakesh Malhotra CFO (3)	2012 2011 2010	0 0 0	0 0 0	2,504 0 47,695	0 0 0	0 0 0	0 0 0	35,300 23,808 29,725	37,804 23,808 77,420
Dean Thrasher COO (4)	2012 2011 2010	0 0 0	0 0 0	50,074 0 0	0 0 0	0 0 0	0 0 0	120,000 99,000 8,000	170,074 99,000 8,000

Note:

(1)

These options/warrants have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options/warrants based awards: an expected option term of 4 years to exercise for 2012 awards and 5 years to exercise for 2010 awards; a projected dividend of zero; projected stock price volatility of 206.87% for 2012 awards and 189.42% for 2010 awards; and a risk-free interest rate of 2% for 2012 awards and 3.25% for 2010 awards. The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Corporation and its Common Shares.

(2)

Prior to entering into an agreement with the Corporation as CEO, Mr. Sullivan was a director of the Corporation. His directorship dates back to 2005. For fiscal 2009 and 2010, fees paid were for consulting services. On May 30, 2010, Mr. Gregory Sullivan was appointed the CEO of the Corporation. Effective January 2012, Mr. Sullivan was contracted with the Corporation for a period of 60 months. Mr. Sullivan is to earn $12,000 per month for his services, along with a 5% annual salary increase. In fiscal 2010, Mr. Sullivan was issued 50,000 compensation warrants (exercisable at $0.25 until October 5, 2014). In fiscal 2012, Mr. Sullivan was issued 400,000 compensation warrants (exercisable at $0.13 until January 4, 2016), and 397,000 compensation warrants (exercisable at $0.20 until October 1, 2015). Mr. Sullivan is also given a $600 monthly car allowance through his employment agreement with the Corporation effective January 2012.

(3)

For services, Mr. Malhotra was issued 20,000 warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016), and the balance was paid in cash for services rendered. Mr. Malhotra is the CFO of the Corporation, and works on an hourly basis. For fiscal 2011 and 2010, Mr. Malhotra invoiced the Corporation for his hourly financial services. Mr. Malhotra was issued 175,000 compensation warrants in fiscal 2010 (exercisable at $0.20 until October 1, 2015).

(4)

For the fiscal years 2010 and 2011, Mr. Thrasher was contracted and paid directly by the Corporation. Subsequently, Mr. Thrasher was contracted through Level 4 Capital Corp. for services rendered to the Corporation. Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 compensation warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016). Of the 800,000 compensation warrants, Mr. Thrasher is entitled to 50%. See “Employment/Consulting Agreements”.

(5)	Amount represents consulting fees expensed during the year.

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2012.

Name	Number of securities underlying unexercised options/warrants (#)	Option exercise price ($)	Option/Warrant expiration date
Gregory	400,000(2)	$0.13	01-04-2016
Sullivan	397,000(2)	$0.20	10-01-2015
	50,000(2)	$0.25	10-05-2014
Rakesh	20,000(2)	$0.13	01-04-2016
Malhotra	175,000(2)	$0.20	10-01-2015
	125,000(1)	$0.25	06-30-2014
Dean	400,000(2)	$0.13	01-04-2016
Thrasher (3)

Notes:

(1) These are compensation options issued to the named executive officer
(2) These are compensation warrants issued to the named executive officers.
(3) Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 compensation warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016). Of the 800,000 compensation warrants, Mr. Thrasher is entitled to 50%.

Pension Plan Benefits and Defined Contribution Plans

The Corporation does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Employment/Consulting Contracts

1. The Corporation has entered into an employment agreement with Gregory Sullivan, dated November 21, 2011, the Corporation’s Chief Executive Officer for a 5-year term commencing January 1, 2012. Mr. Sullivan’s remuneration is $12,000 per month with a 5% annual increase, and a $600 per month car allowance. The agreement has the following terms.

(a)	The agreement will automatically renew upon the expiry of each one-year term of the agreement, unless otherwise terminated in accordance with the agreement.

(b)	The employment agreement may be terminated with mutual consent or Mr. Sullivan giving 3 weeks notice.

(c)

The Corporation may terminate the agreement without any notice or pay in lieu of notice, if Mr. Sullivan breaches his employment agreement or the Corporation otherwise has just cause to terminate his employment;

(d)

If Mr. Sullivan has not breached his employment contract or the Corporation does not have just cause to end his employment upon termination of his employment contract, the Corporation shall provide Mr. Sullivan with two-and-a-half times his then annual remuneration and by continuing his then benefits coverage for a period of two-and-a-half years. If a change in control of the Corporation occurs, the Corporation shall pay Mr. Sullivan two times his then remuneration.

2. The Corporation has entered into a consulting agreement effective January 1, 2013 for a two-year period with Lumina Global Partners Inc. (“Lumina”), Lumina is a corporation controlled by Allen Ezer. Lumina’s remuneration is $8,500 per month plus HST, with a 5% increase on the first anniversary date. The agreement has the following terms.

(a)	The agreement shall be terminated once all services have been completed by Lumina.

(b)	Either party may terminate the consulting agreement with 30 days written notice.

(c)	All services provided by Lumina shall be invoiced up to the termination date.

3. The Corporation has entered into a consulting agreement effective October 4, 2012 with Level 4 Capital Corp. (“L4”), and ending September 30, 2014. L4’s remuneration is $20,000 per month. At the discretion of L4, it may take remuneration in the form of cash or in Common Shares at a price of $0.45 per share. L4 is a corporation 50% owned by Dean Thrasher. The agreement has the following terms.

(a)

The agreement shall be terminated once all services have been completed by L4. Services include; guiding the Corporation’s manufacturer through all new product development, completing the public Offering with securities commissions in Canada and the US, working with US and Canadian counsel in all aspects, go to market strategy, budgeting, and logistics of the products.

(b)

Upon a change in control of L4, the Corporation has the right to terminate this agreement with 90 days notice. If a change of control of SDI occurs, the Corporation shall pay L4 twenty-four months of fees.

(c)	Either party may terminate the consulting agreement with mutual written consent.

(d)	All services provided by L4 shall be invoiced up to the termination date.

4. The Corporation has entered into a consulting agreement effective January 1, 2013 with Boaz Dor,for a period of six months. Mr. Dor’s remuneration is $5,000 per month. The agreement has the following terms.

(a)	The agreement shall be terminated once all services have been completed by Dor.

(b)	Either party may terminate the employment agreement with 30 days written notice.

(c)	All services provided by Mr. Dor shall be invoiced up to the termination date.

Termination and Change of Control Benefits

Other than as noted above, the Corporation has no compensatory plan or arrangement with respect to the Named Executive Officers that results or will result from the resignation, retirement or any other termination of employment of any such officer's employment with the Corporation, from a change of control of the Corporation or a change in the responsibilities of a Named Executive Officer following a change in control.

Compensation of Directors

The compensation of the independent directors of the Corporation is yet to be determined. Non-independent directors are not entitled to receive directors’ fees from the Corporation. All directors are reimbursed by the Corporation for travel and other out-of-pocket expenses incurred in attending directors and shareholders meetings and meetings of Board committees. All directors of the Corporation benefit from the Corporation’s directors and officers liability insurance.

Compensation of Directors during Year Ended November 30, 2012 and November 30, 2011.

Year ended November 30, 2012:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Name		in Cash (1)	Awards (2)	(3)

Boaz Dor		$58,000	--	15,648
Gregory Sullivan		$144,000	--	50,074
Allen Ezer		$77,000	--	106,309
Duane Parnham	$		--	486,277
David Goodbrand	$		--	48,628
Year ended November 30, 2011:

			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash (1)	Awards (2)	(3)

Boaz Dor	$39,500	--	--
Gregory Sullivan	$39,500	--	--

(1)	Represents consulting fees paid/payable during the year
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

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

     Summary. The following lists, as of November 30, 2012, the options granted pursuant to the Plans. Each option represents the right to purchase one share of SDI’s common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans

Incentive Stock Option Plan	1,000,000	--	N/A	1,000,000
Non-Qualified Stock Option Plan	5,000,000	1,660,000	N/A	3,340,000
Stock Bonus Plan	150,000	N/A	--	150,000

     The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2012, and the options held by the officers and directors named below. All of the options listed below were granted pursuant to SDI’s Non-Qualified Stock Option Plan.

Options Exercised
					Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted (#)	Price	Date	Exercise (1)	Realized (2)

Gregory Sullivan	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	01/24/08	117,000	$0.10	01/24/13	117,000	$25,740

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which are:		Exercise		Expiration
Name	Exercisable	Unexercisable	Price		Date

Rakesh Malhotra	125,000	--	$0.25	(1)	6-30-2014	(2)
					10-25-
Duane Parnham	1,000,000	--	0.45		2016
					10-25-
David Goodbrand	100,000	--	0.45		2016

(1)	On June 17, 2009, SDI’s directors approved the reduction of the exercise price of these options to $0.25 per share.
(2)	On December 4, 2009 SDI’s directors extended the expiration date of these options to June 30, 2014.

     For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to SDI’s stock option plans as of November 30, 2012, SDI’s most recent fiscal year end. SDI’s stock option plans have not been approved by its shareholders.

Number of Securities
	Number		Remaining Available
	of Securities		For Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise	Exercise Price of	Compensation Plans,
	of Outstanding	of Outstanding	Excluding Securities
Plan category	Options (a)	Options	Reflected in Column (a)

Incentive Stock Option Plan	--	--	1,000,000
Non-Qualified Stock Option Plan	1,660,000 $	0.42	3,340,000

Warrants

     In addition to the options described above, SDI has as of November 30, 2012, granted warrants to its officers and directors upon the terms shown below.

Name	Date of Issue	Number of Warrants	Exercise Price US$	Expiry Date
Greg Sullivan	01-04-2012	400,000	$0.13	01-04-2016
Boaz Dor	01-04-2012	125,000	$0.13	01-04-2016
Allen Ezer	01-04-2012	250,000	$0.13	01-04-2016
Rakesh Malhotra	01-04-2012	20,000	$0.13	01-04-2016
Dean Thrasher(2)	01-04-2012	800,000	$0.13	01-04-2016
Allen Ezer(1)	08-09-2012	400,000	$0.20	08-09-2016

Notes

(1)	Warrants were issued to Lumina Global Partners Inc., a company controlled by Mr. Allen Ezer.
(2)	Warrants were issued to Level 4 Capital Corp., a company in which Dean Thrasher has a 50% interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table shows the ownership of SDI’s common stock as of February 15, 2013 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares (1)	Percent of Class
Gregory Sullivan	920,000	2.7%
Boaz Dor	1,136,675	3.4%
Dean Thrasher (2)	900,000	2.7%
Allen Ezer	10,000	0.0%
Duane Parnham	925,000	2.7%
Sheldon Kales	2,300,000	6.9%
Alpha North Asset Management	3,701,000	11.1%
Archie Chisholm	1,941,174	5.8%
All Officers and Directors as a group	3,891,675	11.7%

(1)	Does not reflect shares issuable upon the exercise of options.
(2)	Dean Thrasher is contracted through Level 4 Capital Corp. Fifty percent of the 1,800,000 Common Shares owned by Level 4 Capital Corp. are beneficially owned by Mr. Thrasher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Schwartz Levitsky Feldman, LLP (“Schwartz Levitsky”) audited SDI’s financial statements for the years ended November 30, 2012 and 2011.

     The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

	2012	2011

Audit Fees	$20,000	$20,000
Audit-Related Fees	$16,500	$16,500
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

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

     YEARS ENDED NOVEMBER 30, 2012 AND 2011

Together with Report of Independent Registered Public Accounting Firm

 (Amounts expressed in US Dollars)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2012 AND 2011
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Page No
Report of Independent Registered Public Accounting Firm	1
Balance Sheets as at November 30, 2012 and November 30, 2011	2
Statements of Operations and Comprehensive loss for the years ended November 30, 2012 and November 30, 2011 and the period from inception (March 1, 2005) to November 30, 2012	3
Statements of Cash Flows for the years ended November 30, 2012 and November 30, 2011 and the period from inception (March 1, 2005) to November 30, 2012	4
Statements of Stockholders’ Deficit for the years ended November 30, 2012 and November 30, 2011 and the period from inception (March 1, 2005) to November 30, 2012	5
Notes to Financial Statements	6-29

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENCED PUBLIC ACCOUNTANTS
TORONTO , MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Security Devices International, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Security Devices International, Inc. (the “Company”) as of November 30, 2012 and 2011, and the related statements of operations and comprehensive loss, cash flows and changes in stockholders' deficit for years ended November 30, 2012 and 2011 and the period from inception (March 1, 2005) to November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2012 and 2011, and the results of its operations and its cash flows for years ended November 30, 2012 and 2011 and the period from inception (March 1, 2005), in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company has not commenced operations and has no source of operating revenue and expects to incur significant expenses before establishing operating revenue. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to maintain its operating expenses, but also to continue to develop and be able to profitably market its product. Those factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
February 26, 2013	Licensed Public Accountants

2300 Yonge Street, Suite 1500
Toronto, Ontario M4P 1E4
Tel: 416 785 5353 Fax: 416 785 5663

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2012 and 2011
(Amounts expressed in US Dollars)

	2012	2011
	$	$
ASSETS
CURRENT
Cash	232,471	114,835
Deferred costs (Note 14)	32,500	-
Deferred financing costs (Note 13)	-	10,916
Prepaid expenses and other receivables	7,200	107,704

Total Current Assets	272,171	233,455
Plant and Equipment (Note 9)	145,048	18,414

TOTAL ASSETS	417,219	251,869
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	150,368	568,995
Current portion of Convertible Debentures (Note 13)	-	135,998
Total Current Liabilities	150,368	704,993
Convertible Debentures (Note 13)	1,192,639	731,828
Total Liabilities	1,343,007	1,436,821
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 11)
Subsequent Events (Note 16)

STOCKHOLDERS’ DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2011 - nil)
Common stock, $0.001 par value 50,000,000 shares authorized, 31,472,433 issued and outstanding (2011 -26,828,050 )	31,472	26,828
Additional Paid-In Capital	18,338,886	16,064,428
Deficit Accumulated During the Development Stage	(19,296,146)	(17,276,208)

Total Stockholders’ Deficit	(925,788)	(1,184,952)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	417,219	251,869

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2012 and 2011 and the Period from Inception (March 1, 2005) to
November 30, 2012
(Amounts expressed in US Dollars)

	Cumulative
	since inception	2012	2011
	$	$	$
EXPENSES:
Research and Product Development cost (recovery) (Note 15)	7,473,781	(215,143)	195,949
Amortization	60,944	20,585	10,786
General and administration	11,806,237	2,056,996	624,545
TOTAL OPERATING EXPENSES	19,340,962	1,862,438	831,280
LOSS FROM OPERATIONS	(19,340,962)	(1,862,438)	(831,280)
Other expense-Interest	(227,778)	(157,500)	(70,278)
Other Income-Interest	272,594	-	-
LOSS BEFORE INCOME TAXES	(19,296,146)	(2,019,938)	(901,558)
Income taxes (Note 10)	-	-	-
NET LOSS AND COMPREHENSIVE LOSS	(19,296,146)	(2,019,938)	(901,558)
Loss per share – basic and diluted		(0.07)	(0.03)
Weighted average common shares outstanding		27,956,359	26,114,899

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Years Ended November 30, 2012 and 2011 and the Period from Inception (March 1, 2005) to
November 30, 2012
(Amounts expressed in US Dollars)

	Cumulative
	Since inception	2012	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(19,296,146)	(2,019,938)	(901,558)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Stock based compensation for options and warrants (included in general and administration expenses)	6,485,771	929,365	-
Recovery of accounts payable	(215,143)	(215,143)	-
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	60,944	20,585	10,786
Amortization of debt discount	41,939	23,141	18,798
Amortization of deferred financing cost	35,160	10,916	24,244
Changes in non-cash working capital:
Prepaid expenses and other receivables	(7,200)	100,504	(69,285)
Deferred costs	(32,500)	(32,500)	-
Accounts payable and accrued liabilities*	422,010	(111,825)	(253,806)

NET CASH USED IN OPERATING ACTIVITIES	(11,886,265)	(1,294,895)	(1,170,821)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Plant and Equipment	(205,992)	(147,219)	-

NET CASH USED IN INVESTING ACTIVITIES	(205,992)	(147,219)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common shares	10,468,900	649,750	160,000
Proceeds from convertible debentures	1,788,328	910,000	878,328
Cancellation of common stock	(50,000)	-	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,324,728	1,559,750	1,038,328

NET INCREASE (DECREASE) IN CASH FOR THE YEAR	232,471	117,636	(132,493)
Cash, beginning of Year	-	114,835	247,328
CASH, END OF YEAR	232,471	232,471	114,835

SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

* Excludes the credit of $35,160 to accrued liability resulting from deferred financing (a non cash item). Also excludes the conversion of accrued interest for $56,499 into common shares.

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to November 30, 2012.
(Amounts expressed in US Dollars)

	Number of Common		Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
	$	$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for
professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares For services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Issuance of common shares for Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion features on convertible debt			50,000		50,000
Conversion of convertible debt to common shares	2,478,549	2,479	647,508		649,987
Issuance of common shares for cash	2,165,834	2,165	647,585		649,750
Stock based compensation			929,365		929,365
Net loss for the year				(2,019,938)	(2,019,938)
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	(925,788)

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
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

The Company is a non-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of products. These products consist of; the Blunt Impact Projectile 40mm (BIP) line of products, and the Wireless Electric Projectile 40mm (WEP).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At November 30, 2012, the Company has no source of operating cash flows, has not achieved profitable operations, had a working capital of $121,803 and has accumulated losses of $19,296,146 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

At November 30, 2012, the Company had an accumulated deficit during the development stage of $19,296,146 which includes a non- cash stock based compensation expense of $6,485,771 for issue of options and warrants.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
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

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740- 10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2006 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2011.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

d)	Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2012 and 2011 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2012, there were 1,660,000 options and 4,319,000 warrants outstanding, which were convertible into equal number of common shares of the Company.

e)	Fair Values

The Company carries cash, accounts payable and accrued liabilities at their estimated fair values. (See note 3(j))

f)	Research and Product Development

Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

g)	Stock-Based Compensation

All awards granted to employees and non-employees after November 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of November 30, 2012 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended November 30, 2012 and 2011 was $929,365 and $Nil respectively

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

j)	Financial Instruments-Cont’d

Assets and liabilities measured at fair value as of November 30, 2012 and 2011 are classified below based on the three fair value hierarchy tiers described above:

	Carrying Value	Fair Value
November 30, 2012:
Cash	$232,471	$232,471
Accounts payable and accrued liabilities	150,368	150,368
Convertible debentures	$1,192,639	$1,192,639

	Carrying Value	Fair Value
November 30, 2011:
Cash	$114,835	$114,835
Accounts payable and accrued liabilities	$568,995	568,995
Convertible debentures	867,826	$867,826

Cash has been measured using Level 1 of the Fair Value Hierarchy.

k)	Impairment of Long-lived Assets

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

m)	Intellectual Property

Four patent applications, one for the electrical mechanism and the other three for the mechanical mechanism of the WEP40, have been filed by the Company with the U.S. Patent Office. The Company has been issued three patents. The first patent is for the collapsible head technology, the second is for the electrical system within the WEP40 and the third is for the attachment system to halt a target through a neuro-muscular-disruption system. Expenditures for patent applications as a result of research activity are not capitalized due to the uncertain value of the benefits that may accrue.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The adoption of this new standard did not have a material impact on the financial condition or result of operation.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements Cont’d

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the financial condition or result of operation.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2012	2011
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$-	$450,143
Accrued liabilities	150,368	118,852
	$150,368	$568,995

Accrued liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

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

b) Issued

           31,472,433 Common shares (2011: 26,828,050 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2012

During the three month period ended August 31, 2012, the Company issued 1,484,169 common shares for conversion of convertible debentures having face value of $411,828 (Convertible debenture 2) and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share.

During the three month period ended August 31, 2012, the Company issued 1,333,333 shares of common stock to private investors at a price of $0.30 per share for a total consideration of $400,000. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

During the three month period ended November 30, 2012, the Company issued 994,380 common shares for conversion of convertible debentures having face value of $146,500 (Convertible debenture 1) and accrued interest of $23,076. The total debt for $169,576 was converted into 994,380 common shares.

During the three month period ended November 30, 2012, the Company issued 832,501 shares of common stock to private investors at a price of $0.30 per share for a total consideration of $249,750. The shares of common stock are restricted securities, as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

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
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2012.

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
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2012.

Year ended November 30, 2012

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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date of grant of options	$ 0.13
Stock-based compensation cost	$ 113,292

On September 19, 2012 the board of directors approved the cancellation of all the 905,000 options issued on January 4, 2012, as detailed above and to be exchanged into 905,000 warrants on terms identical to the terms of the existing stock options in the Company. The cancellation of 905,000 options and issuance of 905,000 warrants in lieu thereof was effective October 8, 2012.

On March 9, 2012, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) were exchanged into warrants on terms identical to the terms of the existing stock options in the Company. The Company thus cancelled 850,000 options having an exercise price of $0.25 per common share and expiring on June 30, 2014 and issued 850,000 warrants at exercise price of $0.25 per common share and expiring June 30, 2014.

On October 3, 2012, the board of directors granted options to two consultants to acquire 100,000 common shares each for a total of 200,000 common shares. The 200,000 options were issued at an exercise price of $0.42 per share and vest immediately with an expiry term of three years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.50%
Expected dividends	0%
Forfeiture rate	0%
Volatility	199.60%
Market price of Company’s common stock on date of grant of options	$0.42
Stock-based compensation cost	$77,096

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

On October 26, 2012, the board of directors granted options to one director to acquire a total of 1,000,000 common shares and to another director to acquire 100,000 common shares for a total of 1,100,000 options. These 1,100,000 options were issued at an exercise price of $0.45 per share and vest immediately with an expiry term of four years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.65%
Expected dividends	0%
Forfeiture rate	0%
Volatility	217.15%
Market price of Company’s common stock on date of grant of options	$ 0.50
Stock-based compensation cost	$ 534,905

As of November 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Year ended November 30, 2011

The Company did not issue any stock options during the year ended November 30, 2011

The following table summarizes the options outstanding under its Non-Qualified Stock Option Plan:

	Number of shares
	2012	2011

Outstanding, beginning of year	1,450,000	1,450,000
Granted	2,205,000	-
Expired	(40,000)	-
Exercised	-	-
Forfeited	-	-
Cancelled*	(1,955,000)	-
Outstanding, end of year	1,660,000	1,450,000
Exercisable, end of year	1,660,000	1,450,000

* Includes 1,755,000 options which were cancelled and exchanged for 1,755,000 warrants on terms identical to the terms of the existing stock options in the Company. Includes 200,000 options cancelled on the resignation of two directors.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

		Option price	Number of shares
Expiry date		per share	2012
April 11, 2013		$0.50	150,000
June 30, 2014		$0.25	175,000
June 15, 2015		$0.20	35,000
October 2, 2015		$0.42	200,000
October 25, 2016		$0.45	1,100,000

TOTAL			1,660,000

Weighted average exercise price:
Options outstanding at end of year	$		0.42
Options granted during the year			0.32
Options exercised during the year			-
Options expired during the year			0.50
Options cancelled during the year			0.19

		Option price	Number of shares
Expiry date		per share	2011
January 29, 2012		$0.50	40,000
April 11, 2013		$0.50	150,000
June 30, 2014		$0.25	1,025,000
June 15, 2015		$0.20	100,000
September 30, 2015		$0.20	135,000

TOTAL			1,450,000

Weighted average exercise price:
Options outstanding at end of year			$0.27
Options granted during the year			$-
Options exercised during the year			$-
Options expired during the year			$-
Options cancelled during the year			$-

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

The weighted average remaining contractual term of the total outstanding, and the total exercisable options under the Non-Qualified Stock Option Plan were as follows:

	2012	2011
	(Years)	(Years)
Total outstanding options	3.2	2.6
Total exercisable options	3.2	2.6

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2012

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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date of grant of options	$ 0.13
Compensation expense	$ 100,148

On March 9, 2012, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) were exchanged into warrants on terms identical to the terms of the existing stock options in the Company. The Company thus cancelled 850,000 options having an exercise price of $0.25 per common share and expiring on June 30, 2014 and issued 850,000 warrants at exercise price of $0.25 per common share and expiring June 30, 2014 (see note 6)

On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	3.63%
Expected dividends	0%
Forfeiture rate	0%
Volatility	183,.31%
Market price of Company’s common stock on date of grant of options	$0.20
Compensation expense	$75,013

On October 3, 2012, the board of directors issued warrants to a consultant, to acquire a total of 75,000 common shares. These warrants were issued at an exercise price of $0.42 per share with an expiry term of three years. The Company expensed stock based compensation cost of $28,911. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.5%
Expected dividends	0%
Forfeiture rate	0%
Volatility	199.60%
Market price of Company’s common stock on date of grant of options	$0.42
Compensation expense	$28,911

On September 19, 2012 the board of directors approved the cancellation of 905,000 options issued on January 4, 2012, to be exchanged into 905,000 warrants on terms identical to the terms of the existing stock options in the Company. The cancellation of 905,000 options and issuance of 905,000 warrants in lieu thereof was effective October 8, 2012. (See note 6)

Year ended November 30, 2011

The Company did not issue any stock purchase warrants during the year ended November 30, 2011

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE WARRANTS-Cont’d

	Number of
	Warrants	Exercise	Expiry
	Granted	Prices	Date
		$
Outstanding at November 30, 2010 and average exercise price	1,289,000	0.22
Granted in year 2011	-	-
Exercised	-	-
Forfeited/Expired	-	-
Cancelled	-	-
Outstanding at November 30, 2011 and average exercise price	1,289,000	0.22
Granted in year 2012	800,000	0.13	1/4/2016
Granted in year 2012*	850,000	0.25	6/30/2014
Granted in year 2012	400,000	0.20	8/9/2016
Granted in year 2012	75,000	0.42	10/2/2015
Granted in year 2012*	905,000	0.13	1/4/2016
Exercised	-	-
Forfeited/Expired	-	-
Cancelled	-	-
Outstanding at November 30, 2012 and average exercise price	4,319,000	0.19

Exercisable at November 30, 2012	4,319,000	0.19
Exercisable at November 30, 2011	1,289,000	0.22

* Total of 1,755,000 options were cancelled and exchanged for 1,755,000 warrants on terms identical to the terms of the existing stock options in the Company

The weighted average remaining contractual term of the total outstanding, and the total exercisable warrants were as follows:

	2012	2011
	(Years)	(Years)
Total outstanding warrants	2.8	3.9
Total exercisable warrants	2.8	3.9

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Year ended November 30, 2012

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $272,400 as Management fees for payment to its three directors and expensed a total of $6,600 as automobile allowance.

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

On October 26, 2012, the board of directors granted options to one director to acquire a total of 1,000,000 common shares and to another director to acquire 100,000 common shares for a total of 1,100,000 options. These 1,100,000 options were issued at an exercise price of $0.45 per share and vest immediately with an expiry term of four years. The Company expensed stock based compensation cost of $534,905 for these options.

The Company expensed $35,300 for services provided by the CFO of the Company and $240,000 for services provided by a Company in which the Chief Operating Officer has an interest.

The Company reimbursed $173,111 to directors and officers for travel and entertainment expenses incurred for the Company.

Year ended November 30, 2011

The Company expensed a total of $79,000 as Management fee for payment to its two directors for the year ended November 30, 2011.

The Company expensed $23,808 for services provided by the CFO of the Company and $99,200 for services provided by COO of the Company.

The Company reimbursed $69,153 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

9.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation.

		Nov 30, 2012		Nov 30, 2011
			Accumulated		Accumulated
		Cost	Amortization	Cost	Amortization
		$	$	$	$
Computer equipment		37,573	28,565	35,211	24,873
Furniture and fixtures		18,027	12,282	15,310	10,985
Leasehold Improvements		8,252	8,252	8,252	4,501
Moulds		142,140
			11,845
		205,992	60,944	58,773	40,359

Net carrying amount	$		145,048		$18,414
Amortization expense	$		20,585		$10,786

10.	INCOME TAXES

The Company has certain non-capital losses of approximately $12,453,120 (2011: $11,387,337) available, which can be applied against future taxable income and which expire as follows:

2025	$188,494
2026	$609,991
2027	$1,731,495
2028	$3,174,989
2029	$2,792,560
2030	$2,044,857
2031	$854,218
2032	$1,056,516
$12,453,120

Reconciliation of statutory tax rate to the effective income tax rate is as follows:

Federal statutory income tax rate	35.0%
Deferred tax asset valuation allowance	(35.0)%
Effective rate	(0.0)%

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2012 and 2011 are as follows:

	2012	2011
Operating losses available to offset future income-taxes	$12,453,120	$11,387,337

Expected Income tax recovery at statutory rate of 35% (2011: 35.0%)	$(4,358,592)	$(3,985,568)
Valuation Allowance	$4,358,592	$3,985,568
Net deferred tax assets	-	-

As the company is in the development stage and has not yet earned any revenue, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2012 and 2011.

11.	COMMITMENTS

a) Consulting agreements:

The directors of the Company executed consulting agreement with the Company on the following terms:

Agreement with a director to pay compensation for $5,000 per month. The agreement was renewed for $5,000 per month effective January 1, 2013 (see Note 16)

Agreement with a director to pay compensation for $7,000 per month. The agreement expires December 31, 2012.

Agreement with the Chief Executive Officer to pay compensation for $12,000 per month, with an annual 5% increase and a car allowance for $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $60,000 during the year ended November 30, 2012. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2012, the Company has not exercised its right to accept this compensation in shares.

SDI entered into an agreement (the “Teaming Agreement”) dated November 30, 2011 with Chemring Ordnance, Inc. (“Chemring”) pursuant to which both agreed to establish a co-operative and supportive team to develop the best marketing, management and technical approach for the worldwide manufacture and sale of 40mm less that blunt trauma ammunition. The Teaming Agreement provides for SDI and Chemring to create a team for the purpose of preparing competitive, cost effective proposals in response to requests for proposals and obtaining and performing any contracts that result therefrom.

Pursuant to the Teaming Agreement, if a contract is awarded, each of SDI and Chemring will perform the work to be done by it as specified in the Teaming Agreement and will share the revenue as set out in the Teaming Agreement. One of them who initiated the proposal that led to the contract will be the prime contact for that customer. Upon a contract being awarded to either SDI or Chemring, it will subcontract with the other for the other’s share of the work. In accordance with the Teaming Agreement, the BIP ammunition sold will have Chemring’s branding unless otherwise agreed by the parties.

The Teaming Agreement will terminate on December 20, 2016. The Teaming Agreement may also expire if a time period of two years from the effective date of the agreement passes without a bona fide arms length contract being executed and delivered with respect to BIP ammunition. It will also terminate if either party is in material breach of the Agreement or a subcontract that hasn’t been resolved, if any required governmental licenses or approvals or permits are revoked, in the event of a debarment or suspension of a party at the option of the other party, and by the mutual written agreement of the parties.

The Corporation entered into a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides for the Corporation to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Corporation to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five-year.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

12.	SEGMENT DISCLOSURES

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the research and product development for its wireless electric ammunition, as well as its blunt impact projectile. All assets of the business are located in Canada except for plant and equipment comprising of moulds for $130,295 which is located in the United States of America.

13.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of November 30, 2012:

Carrying Value
$320,000 face value convertible debenture due June 30, 2014 (Convertible Debenture 2)	320,000
$670,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 4)	670,000
$240,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 5)	202,639
Total	$1,192,639

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

During the quarter ended August 31, 2012, $411,828 face value Convertible debentures along with accrued interest for $33,423 were converted into 1,484,169 common shares at $0.30 per share, leaving a balance of $320,000 face value Convertible debentures (“Convertible Debentures 2”).

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
November 30, 2012 and 2011
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
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

13.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS -Cont’d

Accounting for the Financings:

The Company has evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. In the case of Convertible Debentures 2, 4 and 5 the instrument is convertible into a fixed number of shares. Although this instrument contains a down-round protection feature, it was determined to be insignificant and did not preclude characterization as conventional convertible. Since the Convertible Debentures achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. In the case of Convertible Debenture5, the calculation of the effective conversion amount resulted in a beneficial conversion feature. However, in the case of Convertible Debentures 2 and 4 the calculation of the effective conversion amount did not result in a beneficial conversion feature. At inception, the Company recorded a beneficial conversion feature for Convertible Debenture 5 as a component of stockholder’s equity.

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

The purchase price allocation for Convertible Debenture 5 resulted in a debt discount of $50,000 respectively. The discount on the debenture is being amortized through periodic charges to interest expense over the term of the debenture using the effective interest method.

14.	DEFERRED COSTS

This represents the corporate finance fees and retainer given to an agent to commence due diligence and processing of public offering. This cost has been deferred and upon completion of this transaction a charge was made to share capital.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2012 and 2011
(Amounts expressed in US Dollars)

15.	SETTLEMENT OF ACCOUNTS PAYABLE

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

16.	SUBSEQUENT EVENTS

a) Consulting agreements:

Effective January 1, 2013, SDI executed an agreement with a director to pay compensation for $5,000 per month. The agreement expires June 30, 2013. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with a Company in which a director has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

b) Issue of warrants

On January 30, 2013, SDI borrowed CDN $200,000 for general working capital purposes (the “Working Capital Loan”) with interest of 6% per annum repayable on the earlier of demand for repayment by lender or July 30, 2013. The lender received bonus warrants to purchase 100,000 common shares at an exercise price of CDN $0.50. The warrants expire 24 months from the date of receipt of funds

c) Conversion of convertible debentures to common shares

On January 23, 2012 SDI converted $500,000 convertible debt plus accrued interest into 1,801,480 common shares.

d) Prospectus

On February 21, 2013 the Company filed a preliminary prospectus in Canada (Ontario, Alberta and British Columbia) to raise gross proceeds of CDN $3,000,000 by issue of 750,000 common shares (the “Offering”) in accordance with the terms of the prospectus. Macquarie Private Wealth Inc. is acting as an agent for services rendered in connection with the Offering. The Company will pay the Agent a cash commission (the “Agent’s Fee”) equal to 9.0% of the gross proceeds of the Offering, plus an option (the “Agent’s Option”) to acquire Common Shares equal to 9.0% of the Common Shares placed by the Agent at an exercise price equal to the Offering Price for a period of 24 months from the date of the Offering. The Corporation will pay to the Agent a corporate finance fee in the amount of CDN$35,000 plus applicable taxes for services rendered in connection with the Offering. The Agent will also be reimbursed for its reasonable expenses in connection with the Offering. The prospectus will also serve as a listing application for the Company’s shares to be listed on the TSX Venture Exchange.

SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2013.

SECURITY DEVICES INTERNATIONAL INC.

February 28, 2013	By	/s/ Gregory Sullivan
Gregory Sullivan, President and Principal
Executive Officer

February 28, 2013	By	/s/ Rakesh Malhotra
Rakesh Malhotra, Principal Financial and
Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Gregory Sullivan
Gregory Sullivan	Director	February 28, 2013

/s/ Boaz Dor
Boaz Dor	Director	February 28, 2013