Form 10-Q
period 2013-02-28
Security Devices International Inc.
filed 2013-04-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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
Yes [   ]     No [X]

As of April 10, 2013, the Company had 33,273,913 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2013

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2013

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page
No

Interim Balance Sheets as at February 28, 2013 and November 30, 2012	1

Interim Statements of Operations and Comprehensive Loss for the three months ended February 28, 2013 and February 29, 2012 and the period from inception (March 1, 2005) to February 28, 2013	2

Interim Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012 and the period from inception (March 1, 2005) to February 28, 2013	3

Interim Statements of Changes in Stockholders’ Deficit for the three months ended February 28, 2013 and the period from inception (March 1, 2005) to February 28, 2013	4

Condensed Notes to Interim Financial Statements	5-15

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at February 28, 2013 and November 30, 2012
(Amounts expressed in US Dollars)

	February 28,	November 30,
	2013	2012
	(unaudited)	(audited)
	$	$

ASSETS

CURRENT
Cash	51,413	232,471
Deferred costs (Note 11)	52,500	32,500
Prepaid expenses and other receivables	13,314	7,200

Total Current Assets	117,227	272,171
Plant and Equipment (Note 4)	136,834	145,048

TOTAL ASSETS	254,061	417,219

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	174,263	150,368
Loan from non-related party (Note 12)	200,000	-
Total Current Liabilities	374,263	150,368
Convertible Debentures (Note 10)	696,607	1,192,639
Total Liabilities	1,070,870	1,343,007
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 9)
Subsequent Events (Note 13)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2012 - nil) Common stock, $0.001 par value, 50,000,000 shares authorized, 33,273,913 issued and outstanding (2012 -31,472,433)	33,274	31,472
Additional Paid-In Capital	18,915,711	18,338,886
Deficit Accumulated During the Development Stage	(19,765,794)	(19,296,146)

Total Stockholders' Deficit	(816,809)	(925,788)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	254,061	417,219

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations and Comprehensive loss
For the Three Months Ended February 28, 2013 and February 29, 2012 and the Period from Inception
(March 1, 2005) to February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
	Cumulative	three month	three month
	since	period ended	period ended
	inception
	(March 1,	February 28,	February 29,
	2005)
		2013	2012
	$	$	$
EXPENSES:
Research and Product Development cost (recovery)	7,473,781	-	(215,143)
Amortization	69,158	8,214	2,284
General and administration	12,231,236	424,999	421,189

TOTAL OPERATING EXPENSES	19,774,175	433,213	208,330
LOSS FROM OPERATIONS	(19,774,175)	(433,213)	(208,330)

Other Expense-Interest	(264,213)	(36,435)	(44,101)
Other Income-Interest	272,594	-	-

LOSS BEFORE INCOME TAXES	(19,765,794)	(469,648)	(252,431)

Income taxes	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	(19,765,794)	(469,648)	(252,431)

Loss per share – basic and diluted		(0.01)	(0.01)

Weighted average common shares outstanding		32,353,157	26,828,050

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Cash Flows
For the Three Months Ended February 28, 2013 and February 29, 2012 and the Period from Inception
(March 1, 2005) to February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		three months	three months
	Cumulative	ended	ended
	since inception	February 28,	February 29,
	(March 1, 2005)	2013	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(19,765,794)	(469,648)	(252,431)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Fair value of options and warrants (included in general and administration expenses)	6,523,954	38,183	213,440
Recovery of accounts payable	(215,143)	-	(215,143)
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	69,158	8,214	2,284
Amortization of debt discount	45,907	3,968	9,026
Amortization of deferred financing cost	35,160	-	8,766
Changes in non-cash working capital:
Prepaid expenses and other receivables	(13,314)	(6,114)	(22,306)
Deferred costs	(52,500)	(20,000)
Accounts payable and accrued liabilities*	486,349	64,339	(121,132)

NET CASH USED IN OPERATING ACTIVITIES	(12,267,323)	(381,058)	(377,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(205,992)	-	(5,079)

NET CASH USED IN INVESTING ACTIVITIES	(205,992)	-	(5,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares	10,468,900	-	-
Proceeds from convertible debentures	1,788,328	-	825,000
Cancellation of common stock	(50,000)	-	-
Loan from non related party	200,000	200,000	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,524,728	200,000	825,000

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	51,413	(181,058)	442,425
Cash, beginning of period	-	232,471	114,835
CASH, END OF PERIOD	51,413	51,413	557,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

*Excludes the conversion of accrued interest for $40,444 into common shares during the period ended February 28, 2013

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to February 28, 2013.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	Amount	Capital	Development Stage	Total
		$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares for services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion features on convertible debt			50,000		50,000
Conversion of convertible debt to common shares	2,478,549	2,479	647,508		649,987
Issuance of common shares for cash	2,165,834	2,165	647,585		649,750
Stock based compensation			929,365		929,365
Net loss for the year				(2,019,938)	(2,019,938)
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		540,444
Stock based compensation			38,183		38,183
Net loss for the period				(469,648)	(469,648)
Balance as of February 28, 2013	33,273,913	33,274	18,915,711	(19,765,794)	(816,809)

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2012. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2013 and November 30, 2012, the results of its operations for the three-month periods ended February 28, 2013 and February 29, 2012, and its cash flows for the three-month periods ended February 28, 2013 and February 29, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 28, 2013 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a non-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of products. These products consist of: the Blunt Impact Projectile 40mm (BIP) line of products and the Wireless Electric Projectile 40mm (WEP).

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At February 28, 2013, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $19,765,794 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN -Cont’d

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. The Company has filed a preliminary prospectus in Canada (Ontario, Alberta and British Columbia) to raise additional funds in accordance with the terms of the prospectus.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern

At February 28, 2013, the Company had an accumulated deficit during the development stage of $19,765,794 which includes a non- cash stock based compensation expense of $6,523,954 for issue of options and warrants.

3.	RESEARCH AND PRODUCT DEVELOPMENT

Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements Moulds	20%	straight line over period of lease straight line over 5 years

	February 28, 2013		November 30, 2012
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$

Computer equipment	37,573	29,241	37,573	28,565
Furniture and fixtures	18,027	12,713	18,027	12,282
Leasehold Improvements	8,252	8,252	8,252	8,252
Moulds	142,140	18,952	142,140	11,845
	205,992	69,158	205,992	60,944

Net carrying amount		$136,834		$145,048

Amortization expense		$8,214 (3 months)		20,585 (12 months)

5.	CAPITAL STOCK

a)	Authorized
50,000,000* Common shares, $0.001 par value And 5,000,000 Preferred shares, $0.001 par value

*On March 20, 2013 the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 50,000,000 to 100,000,000 common shares (see note 13).

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

33,273,913 Common shares

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2012

During the three month period ended August 31, 2012, the Company issued 1,484,169 common shares for conversion of convertible debentures having a face value of $411,828 (Convertible Debenture 2) and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share.

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

During the three month period ended November 30, 2012, the Company issued 994,380 common shares for conversion of convertible debentures having a face value of $146,500 (Convertible Debenture 1) and accrued interest of $23,076. The total debt for $169,576 was converted into 994,380 common shares.

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

Three- months ended February 28, 2013

During the three month period ended February 28, 2013 the Company issued 1,801,480 common shares for conversion of Convertible Debentures having a face value of $500,000 and accrued interest of $40,444. The total debt for $540,444 was converted into 1,801,480 common shares at $0.30 per share.

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at February 28, 2013.

Non-Qualified Stock Option Plan. SDI’s Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available from 2,250,000 to 4,500,000 effective October 10, 2007. The Company further amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on April 10, 2008.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at February 28, 2013.

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

Risk free rate	1.65%
Expected dividends	0%
Forfeiture rate	0%
Volatility	217.15%
Market price of Company’s common stock on date of grant of options	$0.50
Stock-based compensation cost	$534,905

As of November 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Three months ended February 28, 2013

The Company did not issue any options during the three month period ended February 28, 2013

As of February 28, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2012

On January 4, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148. The fair value each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

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

Risk free rate	3.63%
Expected dividends	0%
Forfeiture rate	0%
Volatility	183.31%
Market price of Company’s common stock on date of grant of options	$0.20
Compensation expense	$75,013

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

On September 19, 2012 the board of directors approved the cancellation of 905,000 options issued on January 4, 2012, to be exchanged into 905,000 warrants on terms identical to the terms of the existing stock options in the Company. The cancellation of 905,000 options and issuance of 905,000 warrants in lieu thereof was effective October 8, 2012 (see note 6).

Three months ended February 28, 2013

On January 30, 2013, the board of directors granted 100,000 warrants as an incentive to a lender who provided a working capital loan of $200,000. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of incentive warrants used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.35%
Expected dividends	0%
Forfeiture rate	0%
Volatility	187.87%
Market price of Company’s common stock on date
of grant of options	$0.47
Compensation expense	$38,183

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 28, 2013

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $73,800 as management fees to its three directors and expensed a total of $1,800 as automobile allowance.

The Company expensed $6,610 for services provided by the CFO of the Company and $60,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $44,759 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS-Cont’d

Three months ended February 29, 2012

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $54,000 as management fees to its three directors and expensed a total of $1,200 as automobile allowance.

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

The Company reimbursed $36,574 to directors and officers for travel and entertainment expenses incurred for the Company.

9.	COMMITMENTS

a) Consulting agreements:

The directors of the Company executed consulting agreements with the Company on the following terms:

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

Agreement with the Chief Executive Officer to pay compensation of $12,000 per month, with an annual 5% increase and a car allowance of $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $60,000 during the three month period ended February 28, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2012, the Company has not exercised its right to accept this compensation in shares.

SDI entered into an agreement (the “Teaming Agreement”) dated November 30, 2011 with Chemring Ordnance, Inc. (“Chemring”) pursuant to which both agreed to establish a co- operative and supportive team to develop the best marketing, management and technical approach for the worldwide manufacture and sale of 40mm less that blunt trauma ammunition. The Teaming Agreement provides for SDI and Chemring to create a team for the purpose of preparing competitive, cost effective proposals in response to requests for proposals and obtaining and performing any contracts that result therefrom.

Pursuant to the Teaming Agreement, if a contract is awarded, each of SDI and Chemring will perform the work to be done by it as specified in the Teaming Agreement and will share the revenue as set out in the Teaming Agreement. Either party who initiated the proposal that led to the contract will be the prime contact for that customer. Upon a contract being awarded to either SDI or Chemring, it will subcontract with the other for the other’s share of the work. In accordance with the Teaming Agreement, the BIP ammunition sold will have Chemring’s branding unless otherwise agreed by the parties.

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

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides the Company to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five year period.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. Either party may terminate the consulting agreement by giving 30 days written notice.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of February 28, 2013:

Carrying
Value
$320,000 face value convertible debenture due June 30, 2014 (Convertible Debenture 2)	320,000
$170,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 4)	170,000
$240,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 5)	206,607
Total	$696,607

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
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

$170,000 Face Value Convertible Debenture

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

During the quarter ended February 28, 2013, $500,000 face value Convertible debentures along with accrued interest for $40,444 were converted into 1,801,480 common shares at $0.30 per share, leaving a balance of $170,000 face value Convertible debentures (“Convertible Debentures 4”).

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS -Cont’d

Accounting for the Financings:

The Company has evaluated the terms and conditions of the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The conversion features meet the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional convertible contemplates a limitation on the number of shares issuable under the arrangement. In the case of Convertible Debentures 2, 4 and 5 the instrument is convertible into a fixed number of shares. Although this instrument contains a down-round protection feature, it was determined to be insignificant and did not preclude characterization as conventional convertible. Since the Convertible Debentures achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contracts embody a beneficial conversion feature. In the case of Convertible Debenture5, the calculation of the effective conversion amount resulted in a beneficial conversion feature. However, in the case of Convertible Debentures 2 and 4 the calculation of the effective conversion amount did not result in a beneficial conversion feature. At inception, the Company recorded a beneficial conversion feature for Convertible Debenture 5 as a component of stockholders’ equity.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
February 28, 2013
(Amounts expressed in US Dollars)
(Unaudited)

11.	DEFERRED COSTS

The balance represents the corporate finance fees and retainer given to an agent to commence due diligence and processing of public offering. These costs have been deferred and upon completion of this transaction a charge will be made to share capital.

12.	LOAN FROM NON- RELATED PARTY

On January 30, 2013, the Company obtained an unsecured loan of $200,000 for general working capital purposes (“Working Capital Loan”). The Working Capital Loan proceeds will be used for general working capital purposes and the Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $12,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest for $12,756 for the period ended February 28, 2013. The Company also granted 100,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years.

13.	SUBSEQUENT EVENTS

a) Increase in Authorized Share Capital

On March 20, 2013 the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 50,000,000 to 100,000,000 common shares. The Amendment was approved by the shareholders of the Company on March 15, 2013 at the annual meeting of shareholders.

b) Working Capital loan

On March 14, 2013, the Company borrowed from a director $100,000 for general working capital purposes (“Working Capital Loan”). The Working Capital Loan proceeds will be used for general working capital purposes and the Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $6,000 will be repaid on the earlier of July 30, 2013 and demand. The Company also granted 50,000 warrants to the director as an incentive consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The estimated fair value of these warrants is $15,637, which will be expensed in the second quarter of 2013.

c) Lease of office premises

The Company executed a lease in Oakville, Ontario, Canada for a period of five years commencing May 1, 2013. The annual rental is $39,134 plus utilities and taxes

PART II

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED FEBRUARY 28, 2013

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2012

The following discussion contains forward-looking statements, which are subject to risks and uncertainties and other factors that may cause SDI’s results to differ materially from expectations. When reviewing the Company's forward-looking statements, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These include risk relating to market fluctuations, performance, , strength of the North American and other world economies and foreign exchange fluctuations. These forward-looking statements speak only as of the date hereof. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update these forward-looking statements. The Company does have an ongoing obligation to disclose material information as it becomes available. The discussion also includes cautionary statements about these matters. You should read the cautionary statements made below as being applicable to all forward-looking statements wherever they appear in this document.

Business

History

Security Devices International Inc. was incorporated on March 1, 2005. The Company began as a research and development company focused on the development of 40mm less-lethal ammunition. 40mm refers to the diameter of the bullet (sometimes also referred to as a round or a projectile) and bullets of this size are required for standard issue military riot guns. 40mm bullets are also the emerging standard among riot guns used by police forces, although many police forces are currently using 37mm riot guns.

The Company began with development of a wireless electric projectile (a “WEP”), named the Lektrox. The Company hired Elad Engineering Ltd. (“Elad”) a ballistics engineering firm located in Tel Aviv, Israel, to collaborate in the development of the WEP. The WEP uses mini-harpoons to fix the bullet to the target's clothing or body. The bullet contains an electrical system that releases a charge that imitates the electro-neural impulses used by the human body. Sending out a control signal to the muscles, this high- voltage low- current pulse overrides the target's nervous system inducing a muscle spasm that causes the target to fall to the ground helpless.

Commencing in December 2008, the Joint Non-Lethal Weapons Directorate (“JNLWD”) of the US Department of Defense, an organization responsible for the development and coordination of non-lethal weapons activities within the United States, tested the WEP through its evaluation facility at Penn State University. The testing evaluated the effectiveness and safety of the electrical output compared to the Government’s standard total body effects model. Testing was completed in November 2009 and a report was prepared by Penn State University and submitted to the JNLWD in January 2010. An executive summary was released to the Company indicating a positive outcome. Research and development continued on the WEP until mid-2010.

To reduce kinetic energy levels, the head of the WEP contains a cushioning mechanism composed of a collapsible material that enlarges the contact surface and absorbs part of the impact. In June 2010, the Company began development of a 40mm blunt impact projectile (the “BIP”) which used the cushioning mechanism of the WEP but did not contain the electrical mechanism of the WEP. The BIP used the pain of impact to obtain compliance from the target.

In the fall of 2010 the Company underwent a change in the board of directors and management. Two new directors were appointed and the board of directors appointed a Chief Operating Officer. The Company contracted with Level 4 Capital Corp. to assist with restructuring of the Company, contract negotiations and operational issues.

Early in 2011 the Company decided to focus its attention on the BIP and to discontinue further development work on the WEP. The Company concluded that the cost and time required to complete development and testing of the BIP were significantly less than that required to complete development and testing of the WEP. The BIP is also less expensive to produce than the WEP, and can be sold for a lower price. The Company plans to use revenue received from BIP sales to complete the development and production line for the WEP.

Initially, the Company’s products were designed, tested and assembled in Israel. In 2011, the Company moved its engineering, intellectual property and production facilities from Tel Aviv, Israel to the operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts. The BIP Manufacturer has a history of manufacturing 40mm components for the military sector, and provides molding services to the medical, aerospace, petrochemical, commercial, electronics, and defense industries.

The Company attended several military tradeshows through 2011 and signed a teaming agreement with Chemring Ordnance Inc. (“Chemring”), of Perry, Florida in December 2011. The agreement gives Chemring the non-exclusive right to market and sell the BIP worldwide for a five- year term. Chemring is responsible for its costs of marketing the BIPs and BIPs sold through this arrangement will bear the Chemring brand. The Company has retained the right to market the BIP directly to military, law enforcement and government agencies outside of Chemring’s sales channels.

Research and development for the BIP was completed in the summer of 2012.

In October 2012, the Company obtained an ammunition certification from Chemring which meant that the BIP satisfied the standards set by Chemring for products which it would distribute.

In November 2012, the Company obtained a United States Department of Transportation number (DOT#) required in order for the Company to ship BIP rounds.

In June 2012, the Company contracted CRT Less Lethal Inc. (“CRT”) to test the BIP. CRT is a Seattle- based company founded in 2003 with expertise in the analysis, evaluation and human effects testing of less-lethal munitions. The testing protocol included accuracy, precision, consistency, muzzle and target energy, impact energy density and effective range of the BIP. Human volunteers were used during the test firing, revealing full effects to the lower body from the blunt trauma of the BIP. Extensive wound profiling from the tests were finalized in a detailed report from CRT. Based on data obtained from the three-stage evaluation, the BIP passed the CRT testing protocol for accuracy, consistency, relative safety and effectiveness.

In July 2012, the Company signed a five-year development, supply and manufacturing agreement with the BIP Manufacturer. An engineering team is available to the Company through the BIP Manufacturer for development of all of the core components of the BIP and any product changes that are necessary.

During 2012, the Company attended several law enforcement tradeshows and conducted live fire demonstrations with government agencies in Canada, and the US. Live fire demonstrations allow the Company to demonstrate the short and long distance firing capabilities, accuracy and relative safety of the BIP.

The Company has begun the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload (a marking liquid, a marking powder, pepper spray and a pungent odor) and the fifth of which is a lower cost practice round. SDI expects to complete development of these five new ammunition rounds by the second quarter of calendar 2013.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military and police forces for crowd control.

The Company has two products:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain to control a target. The Company is developing five versions of the standard BIP, four of which contain a payload and one of which is a cheaper cost practice round. A payload is an internal capsule inside the BIP, which holds a liquid or powder substance.

b)

The Company has undertaken substantial work to develop the WEP, a wireless electric projective which releases an electrical pulse that induces a muscle spasm and causes the target to fall to the ground helpless.

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

Going Concern

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At February 28, 2013, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $19,765,794 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. The Company has filed a preliminary prospectus in Canada (Ontario, Alberta and British Columbia) to raise additional funds in accordance with the terms of the prospectus While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. These financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

At February 28, 2013, the Company had an accumulated deficit during the development stage of $19,765,794 which includes a non-cash stock based compensation expense of $6,523,954 for issue of options and warrants.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 28, 2013

	Three- month period	Three- month period
	February 28, 2013	February 29 , 2012
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	469,648	252,431
Basic and diluted loss per share	0.01	0.01
Total assets	254,061	417,219

Total liabilities	1,070,870	1,343,007
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2013 has not generated any revenue.

Financial highlights (unaudited) for the period ending February 28, 2013 with comparatives are as follows:

Operating Results	For the three months ended February 28,	For the three months ended February 29 ,
	2013	2012

Operating Expenses	$433,213	$208,330
Other expenses -Interest	$36,435	$44,101
Net Loss for Period	$469,648	$252,431

(Loss) per Share	($0.01)	($0.01)

The Company’s selected information for the quarter ended February 28, 2013 (unaudited) and November 30, 2012 (audited) are as follows:

	February 28, 2013	November 30, 2012

Total current assets	117,227	272,171
Total assets	254,061	417,219
Total current liabilities	374,263	150,368
Convertible debentures	696,607	1,192,639
Total liabilities	1,070,870	1,343,007
Stockholders’ deficiency	(816,809)	(925,788)

Net loss for the three months ended February 28, 2013 was $469,648 ($0.01per share) as compared to $252,431 ($0.01per share) for the three month period ended February 29 , 2012. The major variance in net loss for the three months in 2013 as compared with 2012 is attributable to the following:

(i)	Increase in consulting expenses by $66,382 in 2013 as compared to 2012
(ii)	Stock based compensation expense $38,183 in 2013 as compared to $213,440 in 2012
(iii)	Credit (recovery) of $nil in 2013 as compared to $215,143 in 2012 for research and product development

The major components of change for (i) relate to:

(a) Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The Company expensed $60,000 during the three month period ended February 28, 2013 and $30,000 during the period ended February 29, 2012.

(b) Effective January 1, 2013, SDI executed an agreement with a consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. The Company expensed $14,000 during the three month period ended February 28, 2013 and $nil during the period ended February 29, 2012.

(c) Effective January 1, 2013, SDI executed an agreement with another consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. The Company expensed $14,000 during the three month period ended February 28, 2013 and $nil during the period ended February 29, 2012.

The major components of change for (ii) relate to:

a) During the period ended February 28, 2013, the board of directors granted 100,000 warrants to a lender who provided a working capital loan of $200,000. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of the warrants issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $38,183.

b) During the period ended February 29, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $113,292.

c) During the period ended February 29, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $100,148.

The major components of change for (iii) relate to:

On November 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with its former research and development services contractor Elad Engineering Ltd. (“Elad’) to settle their liability. On March 13, 2012, the Company entered into a definitive agreement with Elad to settle the accounts payable. Elad had previously performed services for the development of a less-than-lethal-electric-projectile and blunt impact projectile. At the date of the settlement agreement, the Company owed Elad $315,143.The Company and Elad agreed to irrevocably waive and release each other from any claim, demand or action in connection with services provided, upon payment of $100,000 by the Company to Elad no later than March 20, 2012. The $100,000 payment was made on March 20, 2012. The Company recorded the reduction of the payable in the amount of $215,143 during the period ended February 29, 2012 as recovery of research and development product development cost. This was measured as the difference between the amount payable to Elad and the settlement amount.

Cash Flows

Net cash used in operations for the three months ended February 28, 2013, was $381,058 as compared to $377,496 used for the three months ended February 29, 2012. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $38,183 in 2013, as compared to $213,440 in 2012.

a) During the period ended February 28, 2013, the board of directors granted 100,000 warrants to a lender who provided a working capital loan of $200,000. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of the warrants issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $38,183.

b) During the period ended February 29, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $113,292.

c) During the period ended February 29, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $100,148.

Recovery of accounts payable for $nil in 2013 as compared to $(215,143) in 2012

On November 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with its former research and development services contractor Elad Engineering Ltd. (“Elad’) to settle their liability. On March 13, 2012, the Company entered into a definitive agreement with Elad to settle the accounts payable. Elad had previously performed services for the development of a less-than-lethal-electric-projectile and blunt impact projectile. At the date of the settlement agreement, the Company owed Elad $315,143.The Company and Elad agreed to irrevocably waive and release each other from any claim, demand or action in connection with services provided, upon payment of $100,000 by the Company to Elad no later than March 20, 2012. The $100,000 payment was made on March 20, 2012. The Company recorded the reduction of the payable in the amount of $215,143 during the period ended February 29, 2012 as recovery of research and development product development cost. This was measured as the difference between the amount payable to Elad and the settlement amount.

2) Changes in non- cash balances relating to operations:

The Company’s deferred costs increased by $20,000 in 2013 as compared to $nil in 2012. This increase represents the corporate finance fees and retainer given to an agent to commence due diligence and processing of public offering. This cost has been deferred and upon completion of this transaction a charge was made to share capital.

Net cash flow from investing activities was $nil during the three month period ended February 28, 2013 as compared to $ 5,079 for the same period for prior year.

Net Cash flow from financing activities was an inflow of $200,000 being a loan from a non-related party during the three months period ended February 28, 2013 ( $nil in February 29, 2012). The Company obtained an unsecured loan for $200,000 for general working capital purposes (“Working Capital Loan”). The Working Capital Loan proceeds will be used for general working capital purposes and the Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $12,000 will be repaid on the earlier of July 30, 2013 and demand. During the period ended February 29, 2012, the Company raised $825,000 by issue of Convertible Debentures

There was an overall decrease in cash of $181,058 in 2013 as compared to an increase of $442,425 during 2012.

Liquidity and Capital Resources

As at February 28, 2013, cash was $51,413, as compared to $232,471 at November 30, 2012. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At February 28, 2013, the Company had a working capital deficit of $257,036. The major components are as follows; cash $51,413; prepaid expenses and other receivables $13,314; deferred costs for $52,500; accounts payable and accrued liabilities of $174,263 and loan from non- related party for $200,000.

At November 30, 2012, the Company had a working capital of $121,803. The major components are as follows; cash $232,471; prepaid expenses and other receivables $7,200; deferred costs for $32,500 and accounts payable and accrued liabilities of $150,368

During the period from inception (March 1, 2005) through February 28, 2013, SDI’s operations used $12,267,323 in cash. During this period SDI purchased $205,992 of equipment and raised $12,524,728 from financing activities. There are no assurances that the Company can continue to raise equity financing to fund its operations. SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

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

The Company reimbursed $36,574 to directors and officers for travel and entertainment expenses incurred for the Company

Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreement with the Company on the following terms:

Effective January 1, 2013, SDI executed an agreement with a director to pay compensation of $5,000 per month. The agreement expires June 30, 2013. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with a Company in which a director has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

Agreement with the Chief Executive Officer to pay compensation of $12,000 per month, with an annual 5% increase and a car allowance of $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three week’s notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $60,000 during the three month period ended February 28, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2012, the Company has not exercised its right to accept this compensation in shares.

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

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides for the Company to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five-year period.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. Either party may terminate the consulting agreement by giving 30 days written notice.

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

Outstanding share data

As of April 10, 2013, the Company had 33,273,913 issued and outstanding shares of common stock

Risk Factors

We may not successfully commercialize any of our products or earn a profit.

We have incurred losses since incorporation. As of February 28, 2013, we have an accumulated total deficit of $19,765,794. To date, we have experienced negative cash flow from development of our products. We currently have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our products. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our products or attain profitability, we will not be able to sustain operations.

Because of the numerous risks and uncertainties associated with developing and commercializing our products, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in a developmental stage company. The Common Shares must be considered highly speculative due to the nature of the Company’s business, the early stage of its deployment, its current financial position and ongoing requirements for capital. An investment in the Common Shares should only be considered by those persons who can afford a total loss of investment, and is not suited to those investors who may need to dispose of their investment in a timely fashion. We may never successfully commercialize our products, and our business may fail. Investors should consult with their own professional advisors to assess the legal, financial and other aspects of an investment in Common Shares.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

We anticipate expending substantial funds to carry out the development, introduction and manufacture of additional products. We have no source of operating cash flow to fund all of its operational needs and will require additional financing to continue its operations. As such, our current and planned operations contemplate funding in the future through one or more public or private equity financings, by taking on debt financing, or from other sources. There can be no assurance that such financing will be available on favorable terms or at all. If such funds are unavailable or are only available at a prohibitive cost, we may have to significantly curtail its product development program or seek funds through financing alternatives that may require us to sell its rights to certain products or certain marketing territories. Failure to meet funding milestones may have a significant adverse effect on our growth and we may have to curtail our business strategy. Failure to obtain such additional financing could result in delay or indefinite postponement of the deployment of our products. If we receive less funding than planned, we will have to revise our business model and reduce proposed plans. Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations. At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders. Without funding we will not be able to proceed with planned operations or meet existing obligations.

We did not have a meeting of our shareholders from inception until March 15, 2013.

We did not have an annual general meeting of the shareholders since it was formed on March 1, 2005. Our Bylaws and the General Corporation Law of the State of Delaware requires it to have an annual general meeting of shareholders to elect directors. Pursuant to the laws of the State of Delaware, the failure to hold an annual meeting of stockholders does not automatically invalidate all corporate actions. However, it is unclear if all such actions would be deemed valid if challenged in a court of law. We had an annual general meeting of our shareholders on March 15, 2013.

There is substantial doubt as to our ability to continue as a going concern.

Due to our recurring losses from operations, there is substantial doubt about our ability to continue as a going concern, meaning that we may not be able to continue in operation for the foreseeable future or be able to realize assets and discharge liabilities in the ordinary course of operations. Our audited financial statements for the year ended November 30, 2012 were prepared assuming that we will continue as a going concern. However, the report of our independent registered public accounting firm stated there was substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

There can be no assurance that we can generate substantial revenue growth, or that any revenue growth that is achieved can be sustained.

Revenue growth that we have achieved or may achieve may not be indicative of future operating results. In addition, we may increase further its operating expenses in order to fund higher levels of research and development, increase its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company’s business, operating results and financial condition will be materially adversely affected.

We are dependent on certain members of our management.

The loss of the services of one or more of them could adversely affect us. Our ability to maintain its competitive position is dependent upon its ability to attract and retain highly qualified managerial, specialized technical, manufacturing, sales and marketing personnel. There can be no assurance that we will be able to continue to recruit and retain such personnel. Our inability to recruit and retain such personnel would adversely affect our operations and product development.

We are dependent on key suppliers

We purchase certain key components of its products from a limited number of key suppliers. Failure of a supplier to provide sufficient quantities on favorable terms or on a timely basis could result in possible lost sales.

We may be subject to product or warranty claims that could have a material adverse effect on our business, operating results and financial condition.

We may be subject to proceedings or claims that may arise in the ordinary conduct of the business, which could include product and service warranty claims, which could be substantial. If our products fail to perform as warranted and we fail to quickly resolve product quality or performance issues in a timely manner, sales may be lost and we may be forced to pay damages. Any failure to meet customer requirements could materially affect our business, results of operations and financial condition. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of our products, material warranty expense, diversion of technological and other resources from our product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, value added resellers, systems integrators, original equipment manufacturers and end-users, any of which could have a material adverse effect on our business, operating results and financial condition.

We currently have general liability insurance, which includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Company. A product recall could have a material adverse effect on our business or financial condition.

We rely upon, and expect to rely upon, strategic alliances with original equipment manufacturers for the manufacturing and distribution of its products.

There can be no assurance that such strategic alliances can be achieved or that the Company will be able to maintain existing strategic alliances or that we will achieve our goals.

In order to commercialize its technology, we must either acquire or develop an internal marketing and sales force with technical expertise and supporting distribution capabilities or arrange for third parties to perform these services.

In order to market any of our products, we must either acquire or develop a sales and distribution infrastructure. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and defer our product development and deployment efforts. To the extent that we into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop substantial sales, marketing and distribution channels, or to enter into arrangements with third parties for those purposes, we will experience delays in product sales and incur increased costs, which may affect our business, operating results and financial condition.

The markets for our products and services are characterized by rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles.

Accordingly, our success is dependent upon its ability to anticipate technological changes in the industries it serves and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements.

There can be no assurance that we will successfully develop new products or enhance and improve its existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over the our products or which render the products currently sold by us obsolete or less marketable.

We must commit significant resources to developing new products before knowing whether its investments will result in products the market will accept. To remain competitive, we may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts, and result in increased operating expenses. There can be no assurance that we will have adequate capital to meet these demands.

Our industry is highly competitive and composed of many domestic and foreign companies.

We have experienced and expect to continue to experience, substantial competition from numerous competitors with greater resources and whom we expect to continue to improve their products and technologies. Competitors may announce and introduce new products, services or enhancements that better meet the needs of end-users or changing industry standards, or achieve greater market acceptance due to pricing, sales channels or other factors. Competitors may be able to respond more quickly than we can to changes in end-user requirements and devote greater resources to the enhancement, promotion and sale of their products.

We are materially dependent on acceptance of our products by the law enforcement, both domestic and international, and federal markets. If law enforcement agencies choose not to purchase our products, our revenues will be adversely affected.

A substantial number of law enforcement and corrections agencies may not purchase our products. Law enforcement and corrections agencies may be influenced by claims or perceptions that WEPs and BIPs (each as hereinafter defined), such as our products, are unsafe or may be used in an abusive manner. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.

Most of our end-user customers are subject to budgetary and political constraints, particularly in the currently challenging economic environment, that may delay or prevent sales.

Most of our end-user customers are government agencies. These agencies often do not set their own budgets and therefore, have limited control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our products, it may be unable to purchase them due to budgetary or political constraints. Currently, many governmental agencies are continuing to experience severe budgetary constraints. There can be no assurance that the economic and budgeting issues will not worsen and adversely impact sales of our products. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies and such cancellations may accelerate or be more severe than we have experienced historically as a result of the current economic environment.

We may face personal injury, wrongful death and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our products can be used in aggressive confrontations that may result in serious, permanent bodily injury or death to those involved. Our products may be associated with these injuries. A person injured in a confrontation or otherwise in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, defective product or inadequate warning. We are currently subject to a number of such lawsuits. We may also be subject to lawsuits involving allegations of misuse of our products. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition and could result in negative publicity about our products. Although we carry product liability insurance, we do incur significant legal expenses within our self-insured retention in defending these lawsuits and significant litigation could also result in a diversion of management’s attention and resources, negative publicity and a potential award of monetary damages in excess of our insurance coverage. The outcome of any litigation is inherently uncertain and there can be no assurance that our existing or any future litigation will not have a material adverse effect on our revenues, our financial condition or financial results.

We face risks associated with rapid technological change and new competing products.

The technology associated with law enforcement devices is receiving significant attention and is rapidly evolving. While we have patent protection in key areas of our technology, it is possible that new technology may result in competing products that operate outside our patents and could present significant competition for our products.

We are subject to numerous and health and safety laws and regulations, which may require us to make substantial expenditures.

We are subject to numerous federal, state, local and foreign health and safety legislation and measures relating to the manufacture of ammunition. There can be no assurance that we will not experience difficulties with our efforts to comply with applicable regulations as they change in the future or that our continued compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on our results of operations, business, prospects and financial condition. Our continued compliance with present and changing future laws could restrict our ability to modify or expand our facilities or continue production and could require us to acquire costly equipment or to incur other significant expense.

Health and safety and violations related to our products may arise that could lead to litigation or other action against us or to regulation of certain of our product components. We may also incur substantial penalties, civil and criminal sanctions, permit revocations and facility shutdowns. We may be required to modify our technology and may not be able to do so. We may also be required to pay damages that may reduce our profitability and adversely affect our financial condition. Additionally, future and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Even if these concerns prove to be baseless, the resulting negative publicity could affect our ability to market our products. In turn, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may be unable to adequately protect or enforce our patents and proprietary rights.

Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. Although we consider certain of our product designs as well as manufacturing processes involving certain of its products to be proprietary, patents or copyrights do not protect all design and manufacturing processes. We have adopted procedures to protect its intellectual property and maintain secrecy of its confidential business information and trade secrets. However, there can be no assurance that such procedures will afford complete protection of such intellectual property, confidential business information and trade secrets. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We currently have 3 patents relating to our business and 1 patent pending. We cannot assure you that these pending patents will be issued or that any of our patents will be held valid if challenged, that any pending patent applications will issue, or that other parties will not claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on current or pending U.S. and/or foreign patents or trade secrets or that such claims will not be successful.

We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants and corporate partners, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

Our commercial success depends, in part, upon us not infringing intellectual property rights of others.

While we believe that our products and other intellectual property do not infringe upon the proprietary rights of third parties, our commercial success depends, in part, upon us not infringing intellectual property rights of others. A number of our competitors and other third parties have been issued or may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those utilized by us. Some of these patents may grant very broad protection to the owners of the patents. We have not undertaken a review to determine whether any existing third party patents or the issuance of any third party patents would require us to alter its technology, obtain licenses or cease certain activities. We may become subject to claims by third parties that its technology infringes their intellectual property rights due to the growth of products in its target markets, the overlap in functionality of those products and the prevalence of products. We may become subject to these claims either directly or through indemnities against these claims that it provides to end-users, manufacturer’s representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

Litigation may be necessary to determine the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors have, or are affiliated with companies having, substantially greater resources than us and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for a longer period of time than us.

In addition, defending our company against these types of claims, regardless of their merits, could require us to incur substantial costs, divert the attention of key personnel and management, cause significant delays and materially disrupt the conduct of our business. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our services and could result in an award of substantial damages. In the event of a successful claim of infringement, we may need or be required to obtain one or more licenses from, as well as grant one or more licenses to, others. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all.

Regardless of their merit, any such claims could be time consuming to evaluate and defend, result in costly litigation, cause product shipment delays or stoppages, divert key personnel and management’s attention and focus away from the business, subject us to significant liabilities and equitable remedies, including injunctions, require us to enter into costly royalty or licensing agreements and require us to modify or stop using infringing technology Parties making these types of claims may be able to effectively block our ability to manufacture our products and could result in an award of substantial damages. In the event of a successful claim of infringement, we may be prohibited from developing or commercializing certain technologies and products unless it obtains a license from a third party or we may need or be required to grant one or more licenses to, others. There can be no assurance that we will be able to obtain any such license on commercially favorable terms or at all. If we do not obtain such a license, we could be required to cease the sale of certain products.

We are subject to currency and foreign exchange fluctuations

Fluctuations in the exchange rate between the United States dollar and the Canadian dollar may have a material effect on the our results of operations. To date, we have not engaged in exchange rate-hedging activities. To the extent that we may seek to implement hedging techniques in the future with respect to its foreign currency transactions, there can be no assurance that we will be successful in such hedging activities.

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against.

Recent events have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, events seemingly unrelated to us, or to its industry, may adversely affect its finances or operations in ways that are hard to predict or defend against. For example, credit contraction in financial markets may hurt our ability to access credit when it is needed or rapid changes in foreign exchange rates may adversely affect financial results. Finally, a reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base. As a result, these customers may need to reduce their purchases of our products, or there may be greater difficulty in receiving payment for the products that these customers purchase from us. Any of these events, or any other events caused by turmoil in world financial markets, may have a material adverse effect on our business, operating results, and financial condition.

Our business is subject to a number of risks and hazards including industrial accidents, labor disputes, changes in the regulatory environment.

Such occurrences could result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although we maintain liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or we may elect not to insure against such liabilities due to high premium costs or other reasons, in which event we could incur significant costs that could have a materially adverse effect upon its financial position.

Certain of our directors and officers are or may become associated with other companies in the same or related industries which may give rise to conflicts of interest.

Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with us are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to our best interest Our directors and officers have either other full-time employment or other business or time restrictions placed on them and accordingly, we will not be the only business enterprise of these directors and officers.

We do not expect to pay dividends.

We have not paid dividends in the past and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time. Our earnings, if any, are expected to be retained for use in expanding our business.

Our common stock is subject to volatility.

There can be no assurance that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

  announcements or press releases relating to the industry or to our own business or prospects;
  regulatory, legislative or other developments affecting us or the industry generally;
  sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration;
  actual or anticipated fluctuations in our quarterly financial and operating results;
  our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
  strategic moves by our competitors, such as product announcements or acquisitions;
  litigation;
  general market conditions;
  other domestic and international macroeconomic factors unrelated to our performance; and
  additions or departures of key personnel.

There is a very limited trading market for our shares and no active trading market may develop or be sustained.

Prior to the closing of the Offering, there has been a limited public market for the shares on the OTCBB in the United States. Trading prices and volumes on the OTC Bulletin Board are thin and erratic. The price paid for each Common Share under the Offering was determined by negotiation between us and the Canadian Agent; this price may bear no relation to the price at which our Common Shares will trade in the public market subsequent to the Offering. We can not predict at what price our Common Shares will trade and there can be no assurance that an active trading market in our Common Shares will develop or be sustained.

Our common stock trades on the OTCBB in the United States. As a result, there are additional risks associated with our common stock and you may be unable to liquidate your investment in our common stock quickly. The trading market for our shares is not always liquid. The market price of our shares has ranged from a high of $0.99 and a low of $0.10 during the twelve-month period ended March 1, 2013. The volume of shares traded at any one time can be limited, and, as a result, there may not be a liquid trading market for our shares.

There can be no assurance that an active market for our Common Shares will be sustained.

Securities of small and mid cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include global economic developments and market perceptions of the attractiveness of certain industries. The price per Common Share is also likely to be affected by change in our financial condition or results of operations as reflected in its quarterly filings. Other factors unrelated to our performance that may have an effect on the price of our Common Shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect a subscriber’s ability to trade significant numbers of Common Shares, the size of our public float may limit the ability of some institutions to invest in our securities; a substantial decline in the price of our Common Shares that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. If an active market for our Common Shares does not continue, the liquidity of a subscriber’s investment may be limited and the price of our Common Shares may decline. If such a market does not develop, investors may lose their entire investment in our Common Shares.

Any changes in government policy may result in changes to laws affecting the sale of our products.

This may affect our ability to ship product in the future. The possibility that future governments may adopt substantially different policies, may also affect our operations. Local governments in all countries we deal with issue end user certificates to purchase or receive live ammunition from us. A change in policy may lead to a decision of these countries as to whether or not they will take possession or purchase such munitions. This may have a material adverse effect on our business, operating results, and financial condition.

Our common stock is classified as a “penny stock” under SEC Rules and Regulations, which means broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The United States Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than USD$5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of USD$5,000,000 or individuals with a net worth in excess of USD$1,000,000 or annual income exceeding USD$200,000 or USD$300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our shares. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our shares.

Due to the substantial instability in our common stock price, you may not be able to sell your shares at a profit or at all, and as a result, any investment in our shares could be totally lost.

The public market for our common stock is very limited. As with the market for many other small companies, any market price for our shares is likely to continue to be very volatile. Our common stock has very limited volume and as a “penny stock,” many brokers will not trade in our stock limiting our stocks’ liquidity. As such it may be difficult for you to sell shares of our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to default on our debt obligations and forfeit our property interests or to reallocate funds from other planned uses. Either of these would have a significant negative effect on our business plans and operations, including our ability to acquire new property interests or fund our obligations for development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Legal proceedings

There are no legal proceedings involving the Company or its assets which management of the Company believes to be material to the Company, nor are any such proceedings known by the Company to be contemplated.

Item 4.      Controls and Procedures.

          (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2013, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

          (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 28, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended February 28, 2013.

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

Date: April 15, 2013

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: April 15, 2013

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer