Form 10-Q
period 2013-05-31
Security Devices International Inc.
filed 2013-07-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
Yes [   ]     No [X]

As of July 15, 2013, the Company had 33,273,913 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

MAY 31, 2013

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

MAY 31, 2013

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No

Interim Balance Sheets as at May 31, 2013 and November 30, 2012	1

Interim Statements of Operations and Comprehensive loss for the six months and three months ended May 31, 2013 and May 31, 2012 and the period from inception (March 1, 2005) to May 31, 2013	2

Interim Statements of Cash Flows for the six months ended May 31, 2013 and May 31, 2012 and the period from inception (March 1, 2005) to May 31, 2013	3

Interim Statements of Changes in Stockholders’ Deficit for the six months ended May 31, 2013 and the period from inception (March 1, 2005) to May 31, 2013	4

Condensed Notes to Interim Financial Statements	5-15

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at May 31, 2013 and November 30, 2012
(Amounts expressed in US Dollars)

	May 31,	November 30,
	2013	2012
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash	79,214	232,471
Deferred costs (Note 11)	93,730	32,500
Prepaid expenses and other receivables	6,127	7,200

Total Current Assets	179,071	272,171
Plant and Equipment (Note 4)	173,086	145,048

TOTAL ASSETS	352,157	417,219

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	341,455	150,368
Loan from related party (Note 13)	96,700
Loans from non-related parties (Note 12)	531,850	-
Total Current Liabilities	970,005	150,368
Convertible Debentures (Note 10)	700,661	1,192,639
Total Liabilities	1,670,666	1,343,007
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 9)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2012 - nil) Common stock, $0.001 par value, 100,000,000 shares authorized, 33,273,913 issued and outstanding (2012 -31,472,433)	33,274	31,472
Additional Paid-In Capital	18,976,773	18,338,886
Deficit Accumulated During the Development Stage	(20,328,556)	(19,296,146)

Total Stockholders' Deficit	(1,318,509)	(925,788)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	352,157	417,219

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations and Comprehensive loss
For the Six months and Three Months Ended May 31, 2013 and May 31, 2012 and the Period from Inception
(March 1, 2005) to May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	Since	May 31,	May 31,	May 31,	May 31,
	inception	2013	2012	2013	2012
		$	$	$	$
OPERATING EXPENSES:

Research and product
Development cost (recovery) (note 12 (b))	7,473,781	-	(215,143)	-	-
Amortization	78,125	17,181	4,686	8,967	2,402
General and administration	12,734,145	927,908	721,920	502,909	300,731

TOTAL OPERATING EXPENSES	20,286,051	945,089	511,463	511,876	303,133

LOSS FROM OPERATIONS	(20,286,051)	(945,089)	(511,463)	(511,876)	(303,133)

Other expense- Interest	(315,099)	(87,321)	(89,177)	(50,886)	(45,076)
Other Income-Interest	272,594	-	-	-	-

LOSS BEFORE INCOME TAXES	(20,328,556)	(1,032,410)	(600,640)	(562,762)	(348,209)

Income taxes	-	-	-	-	-

NET LOSS	(20,328,556)	(1,032,410)	(600,640)	(562,762)	(348,209)

Loss per share – basic and diluted		(0.03)	(0.02)	(0.02)	(0.01)

Weighted average common shares outstanding		32,818,594	26,828,050	33,273,913	26,828,050

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Cash Flows
For the Six Months Ended May 31, 2013 and May 31, 2012 and the Period from Inception (March 1, 2005) to
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		six months	six months
	Cumulative	ended	ended
	since inception	May 31,	May 31,
	(March 1, 2005)	2013	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(20,328,556)	(1,032,410)	(600,640)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Fair value of options and warrants (included in general and administration expenses)	6,585,016	99,245	213,440
Recovery of accounts payable	(215,143)	-	(215,143)
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	78,125	17,181	4,686
Amortization of debt discount	49,961	8,022	15,451
Amortization of deferred financing cost	35,160	-	10,916
Changes in non-cash working capital:
Prepaid expenses and other receivables	(6,127)	1,073	(30,760)
Deferred costs	(93,730)	(61,230)	-
Accounts payable and accrued liabilities*	653,541	231,531	(205,646)

NET CASH USED IN OPERATING ACTIVITIES	(12,622,853)	(736,588)	(807,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(251,211)	(45,219)	(5,079)

NET CASH USED IN INVESTING ACTIVITIES	(251,211)	(45,219)	(5,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares	10,468,900	-	-
Proceeds from convertible debentures	1,788,328	-	880,000
Cancellation of common stock	(50,000)	-	-
Loan from related party	96,700	96,700	-
Loan from non-related parties	531,850	531,850	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,953,278	628,550	880,000

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	79,214	(153,257)	67,225
Cash, beginning of period	-	232,471	114,835
CASH, END OF PERIOD	79,214	79,214	182,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

*Excludes the conversion of accrued interest for $40,444 into common shares during the six month period ended May 31, 2013

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to May 31, 2013.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total

Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares for services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion features on convertible debt			50,000		50,000
Conversion of convertible debt to common shares	2,478,549	2,479	647,508		649,987
Issuance of common shares for cash	2,165,834	2,165	647,585		649,750
Stock based compensation			929,365		929,365
Net loss for the year				(2,019,938)	(2,019,938)
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		540,444
Stock based compensation			99,245		99,245
Net loss for the period				(1,032,410)	(1,032,410)
Balance as of May 31, 2013	33,273,913	33,274	18,976,773	(20,328,556)	(1,318,509)

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
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

The interim unaudited financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2012. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2013, the results of its operations for the six -and three-month periods ended May 31, 2013 and May 31, 2012, and its cash flows for the six -month periods ended May 31, 2013 and May 31, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six -month period ended May 31, 2013 are not necessarily indicative of results to be expected for the full year.

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

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At May 31, 2013, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $20,328,556 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. The Company has filed a final prospectus in Canada (Ontario, Alberta and British Columbia) to raise additional funds in accordance with the terms of the prospectus.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

At May 31, 2013, the Company had an accumulated deficit during the development stage of $20,328,556 which includes a non- cash stock based compensation expense of $6,585,016 for issue of options and warrants.

3.	RESEARCH AND PRODUCT DEVELOPMENT

Research and Product Development costs, including acquired research and product development costs, are charged against income in the period incurred.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements	20%	straight line over period of lease
Moulds	Straight line over 5 years

	May 31, 2013			November 30, 2012
		Accumulated			Accumulated
	Cost	Amortization		Cost	Amortization
	$	$		$	$

Computer equipment	37,573	29,916		37,573	28,565
Furniture and fixtures	18,027	13,144		18,027	12,282
Leasehold Improvements	23,721	8,510		8,252	8,252
Moulds	171,890	26,555		142,140	11,845
	251,211	78,125		205,992	60,944

Net carrying amount		$173,086			$145,048

Amortization expense		$17,181			$20,585
		(6 months	)		(12 months	)

5.	CAPITAL STOCK

a)	Authorized

                100,000,000* Common shares, $0.001 par value

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

33,273,913 Common shares

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
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

Six- months ended May 31, 2013

During the six month period ended May 31, 2013 the Company issued 1,801,480 common shares for conversion of convertible debentures having face value of $500,000 and accrued interest of $40,444. The total debt for $540,444 was converted into 1,801,480 common shares at $0.30 per share.

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at May 31, 2013.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at May 31, 2013.

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

Six months ended May 31, 2013

The Company did not issue any options during the six month period ended May 31, 2013

As of May 31, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

Six months ended May 31, 2013

On January 30, 2013, the board of directors granted 100,000 warrants as an incentive to a lender who provided a working capital loan of $193,400 (CAD $200,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of incentive warrants used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.35%
Expected dividends	0%
Forfeiture rate	0%
Volatility	187.87%
Market price of Company’s common stock on date
of grant of options	$0.47
Compensation expense	$38,183

On March 14, the board of directors granted 50,000 warrants as an incentive to a director who provided a working capital loan of $96,700 (CAD $100,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of incentive warrants used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.35%
Expected dividends	0%
Forfeiture rate	0%
Volatility	182.13%
Market price of Company’s common stock on date
of grant of options	$0.40
Compensation expense	$15,637

On April 12, 2013, the board of directors granted 100,000 warrants as an incentive to a lender who provided a working capital loan of $193,400 (CAD $200,000).. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of incentive warrants used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.35%
Expected dividends	0%
Forfeiture rate	0%
Volatility	168.05%
Market price of Company’s common stock on date
of grant of options	$0.35
Compensation expense	$25,351

On May 14, 2013, the board of directors granted 75,000 warrants as an incentive to a lender who provided a working capital loan of $145,050 (CAD$150,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of incentive warrants used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	1.35%
Expected dividends	0%
Forfeiture rate	0%
Volatility	181.17%
Market price of Company’s common stock on date
of grant of options	$0.35
Compensation expense	$20,074

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2013

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $147,600 as management fees to its three directors and expensed a total of $3,600 as automobile allowance.

The Company expensed $24,250 for services provided by the CFO of the Company and $120,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $87,019 to directors and officers for travel and entertainment expenses incurred for the Company.

On March 4, the board of directors granted 100,000 warrants as an incentive to a director who provided a working capital loan of $96,700 (CAD $100,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The Company expensed $15,637 as compensation expense.

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

The Company reimbursed $84,731 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $60,000 during the three month period ended February 28, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of May 31, 2013, the Company has not exercised its right to accept this compensation in shares.

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

	b)	The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of Canadian $6,399 per month.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

The carrying values of the Company’s convertible debentures consist of the following as of May 31, 2013:

Carrying
Value
$320,000 face value convertible debenture due June 30, 2014 (Convertible Debenture 2)	320,000
$170,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 4)	170,000
$240,000 face value convertible debenture due January 16, 2015 (Convertible Debenture 5)	210,661
Total	$700,661

$320,000 Face Value Convertible Debenture

During the year ended November 30, 2011 the Company issued $731,828 face value Convertible Debentures, due June 30, 2014 (“Convertible Debentures 2”), to various investors (“Investors”) for net proceeds of $731,828. The Debenture accrues interest at 8% per annum. The principal is payable at maturity whereas the interest is payable annually in arrears on each anniversary of the issuance date. The principal may be converted in multiples of $1,000 into common stock at the option of the Investor at any time during the term to maturity. The conversion prices are (i) $0.30 on or before the first anniversary of the debenture; (ii) $0.35 on or before the second anniversary of the debenture; and (iii) $0.40 after the second anniversary of the issuance of the debenture and maturity. The conversion prices are subject to adjustment solely for capital reorganization events.

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
May 31, 2013
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
May 31, 2013
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

11.	DEFERRED COSTS

The balance represents the corporate legal and finance fees and retainer given to an agent to commence due diligence and processing of public offering. These costs have been deferred and upon completion of this transaction a charge will be made to share capital.

12.	LOANS FROM NON- RELATED PARTIES

On January 30, 2013, the Company obtained an unsecured loan of $193,400 (CAD $200,000) for general working capital purposes (“Working Capital Loan”). The Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $12,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $15,781 for the six month period ended May 31, 2013. The Company also granted 100,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years.

On April 12, 2013, the Company obtained an unsecured loan of $193,400 (CAD $200,000) for general working capital purposes (“Working Capital Loan”). The Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $12,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $13,644 for the six month period ended May 31, 2013. The Company also granted 100,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years.

On May 14, 2013, the Company obtained an unsecured loan of $145,050 (CAD $150,000) for general working capital purposes (“Working Capital Loan”). The Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $9,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $9,444 for the six month period ended May 31, 2013. The Company also granted 75,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years.

13.	LOAN FROM RELATED PARTY

On March 14, 2013, the Company obtained an unsecured loan of $96,700 (CAD$100,000) for general working capital purposes (“Working Capital Loan”) from a director. The Working Capital Loan , together with interest at 6% per annum, accrued and calculated daily, plus $6,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $7,298 for the six month period ended May 31, 2013. The Company also granted 50,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years.

14.	SUBSEQUENT EVENTS

a) On July 3, 2013 the Company obtained receipt from the Ontario Securities Commission for a Long Form Prospectus filed on July 2, 2013 (the prospectus). The prospectus has been filed under Multilateral Instrument 11-102 Passport System in British Columbia and Alberta.

b) On June 12, 2013, the Company entered into an Agreement with a former director and CEO of the Company. In accordance with the terms of an Agreement, the Company agreed to pay a fee of CAD $80,000 pursuant to which the former director and CEO agreed to deposit in escrow 2,300,000 Common Shares of the Company owned by him as required by the policies of the TSXV with respect to seed share resale restrictions and as a condition precedent to the TSXV issuing its final acceptance for listing of the Common Shares on the TSXV. The Company will make payment within 2 business days following closing of the Initial Public Offering (“IPO”) in Canada.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED MAY 31, 2013

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

The Company has begun the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload (a marking liquid, a marking powder, pepper spray and a pungent odor) and the fifth of which is a lower cost practice round. SDI expects to complete development of these five new ammunition rounds by the fourth quarter of calendar 2013. The Company has now moved into the testing phase with the payload rounds.

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

Going Concern

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At May 31, 2013, the Company has no source of operating cash flows, has not achieved profitable operations, and has accumulated losses of $20,328,556 since inception and expects to incur further losses in the development of its business. These factors cast substantial doubt about the Company’s ability to continue as a going concern. The Company has a need for additional working capital to launch its blunt impact and electric 40mm round products, meet its ongoing levels of corporate overhead, and discharge its liabilities as they come due.

In order to finance the continued development, the Company is working towards the raising of appropriate capital in the near future. In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. The Company has filed a final prospectus in Canada (Ontario, Alberta and British Columbia) to raise additional funds in accordance with the terms of the prospectus

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. These financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

At May 31, 2013, the Company had an accumulated deficit during the development stage of $20,328,556 which includes a non-cash stock based compensation expense of $6,585,016 for issue of options and warrants.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2013

	Three- month period	Three- month period
	May 31, 2013	May 31 , 2012
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	562,762	348,209
Basic and diluted loss per share	0.02	0.01

	As at	As at
	May 31, 2013	November 30, 2012
Total assets	352,157	417,219

Total liabilities	1,670,666	1,343,007
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2013 has not generated any revenue.

Financial highlights (unaudited) for the three month and six month period ending May 31, 2013 with comparatives are as follows:

Operating Results	For the three months ended May 31,	For the three months ended May 31 ,

	2013	2012

Operating Expenses	$511,876	$303,133
Other expenses -	$50,886	$45,076
Interest
Net Loss for Period	$562,762	$348,209

(Loss) per Share	($0.02)	($0.01)

Operating Results	For the six months ended May 31,	For the six months ended May 31 ,

	2013	2012

Operating Expenses	$945,089	$511,463
Other expenses -	$87,321	$89,177
Interest
Net Loss for Period	$1,032,410	$600,640

(Loss) per Share	($0.03)	($0.02)

The Company’s selected information for the six month period ended May 31, 2013 (unaudited) and November 30, 2012 (audited) are as follows:

	May 31, 2013	November 30, 2012

Total current assets	179,071	272,171
Total assets	352,157	417,219
Total current liabilities	970,005	150,368
Convertible debentures	700,661	1,192,639
Total liabilities	1,670,666	1,343,007
Stockholders’ deficiency	(1,318,509)	(925,788)

Net loss for the six months ended May 31, 2013 was $1,032,410 ($0.03per share) as compared to $600,640 ($0.02per share) for the six month period ended May 31 , 2012. The major variance in net loss for the six months in 2013 as compared with 2012 is attributable to the following:

(i)	Increase in legal and consulting expenses in 2013 as compared to 2012
(ii)	Stock based compensation expense $99,245 in 2013 as compared to $213,440 in 2012
(iii)	Credit (recovery) of $nil in 2013 as compared to $215,143 in 2012 for research and product development

The major components of change for (i) relate to:

(a) Effective January 1, 2013, SDI executed an agreement with a consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. The Company expensed $35,000 during the six month period ended May 31, 2013 and $nil during the six month period ended May 31, 2012.

(b) Effective January 1, 2013, SDI executed an agreement with another consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. The Company expensed $35,000 during the six month period ended May 31, 2013 and $nil during the six month period ended May 31, 2012.

(c) The Company filed a prospectus in Canada and an S-1 registration statement in the USA to raise funds as per the prospectus. The Company has incurred additional legal and other general and administrative expenses in 2013 as compared to $nil in 2012.

The major components of change for (ii) relate to:

a) During the six month period ended May 31, 2013, the board of directors granted 325,000 warrants to various lenders (includes 50,000 warrants to a director) who provided a working capital loan of $628,550 (CAD $650,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of the warrants issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $99,245.

b) During the six month period ended May 31, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $113,292.

c) During the six month period ended May 31, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $100,148.

The major components of change for (iii) relate to:

On November 30, 2009, the Company entered into a Memorandum of Understanding (“MOU”) with its former research and development services contractor Elad Engineering Ltd. (“Elad’) to settle their liability. On March 13, 2012, the Company entered into a definitive agreement with Elad to settle the accounts payable. Elad had previously performed services for the development of a less-than-lethal-electric-projectile and blunt impact projectile. At the date of the settlement agreement, the Company owed Elad $315,143.The Company and Elad agreed to irrevocably waive and release each other from any claim, demand or action in connection with services provided, upon payment of $100,000 by the Company to Elad no later than March 20, 2012. The $100,000 payment was made on March 20, 2012. The Company recorded the reduction of the payable in the amount of $215,143 during the period ended May 31, 2012 as recovery of research and development product development cost. This was measured as the difference between the amount payable to Elad and the settlement amount.

Cash Flows

Net cash used in operations for the six months ended May 31, 2013, was $736,588 as compared to $807,696 used for the six months ended May 31, 2012. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $99,245 in 2013, as compared to $213,440 in 2012.

a) During the six month period ended May 31, 2013, the board of directors granted 325,000 warrants to various lenders (includes 50,000 warrants to a director) who provided a working capital loan of $628,550 (CAD $650,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of the warrants issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $99,245.

b) During the six month period ended May 31, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $113,292.

c) During the six month period ended May 31, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $100,148.

Recovery of accounts payable for nil in 2013 as compared to $(215,143) in 2012

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

2) Changes in non- cash balances relating to operations:

The Company’s deferred costs increased by $61,230 in 2013 as compared to $nil in 2012. This increase represents the corporate legal and finance fees and retainer given to an agent to commence due diligence and processing of the public offering. This cost has been deferred and upon completion of this transaction a charge was made to share capital.

Net cash flow from investing activities was $45,219 during the six month period ended May 31, 2013 as compared to $ 5,079 for the same period for prior year.

Net Cash flow from financing activities was an inflow of $531,850 being a loan from a non-related party and $96,700 being a loan from related party during the six months period ended May 31, 2013 ( $nil in May 31, 2012). The Company obtained unsecured loans for $531,850 (CAD $550,000) for general working capital purposes (“Working Capital Loans”). The Working Capital Loan proceeds will be used for general working capital purposes and the Working Capital Loans, together with interest at 6% per annum, accrued and calculated daily, plus $39,000 will be repaid on the earlier of July 30, 2013 and demand. During the period ended May 31, 2012, the Company raised $880,000 by issue of Convertible Debentures

There was an overall decrease in cash of $153,257 in 2013 as compared to an increase of $67,225 during 2012.

Liquidity and Capital Resources

As at May 31, 2013, cash was $79,214, as compared to $232,471 at November 30, 2012. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At May 31, 2013, the Company had a working capital deficit of $790,934. The major components are as follows; cash $79,214; prepaid expenses and other receivables $6,127; deferred costs for $93,730; accounts payable and accrued liabilities of $341,455; loan from non- related parties for $531,850 and loan from related party for $96,700. The Company filed a prospectus in Canada to raise gross proceeds of CDN$3,000,000 with net proceeds of CDN$2,730,000. After meeting all of its obligations for sales and marketing, operations, general and administration, repayment of Bridge Loans and other expenses, the Company believes it will have a surplus of unallocated working capital to fund ongoing operations in excess of $250,000.

At November 30, 2012, the Company had a working capital of $121,803. The major components are as follows; cash $232,471; prepaid expenses and other receivables $7,200; deferred costs for $32,500 and accounts payable and accrued liabilities of $150,368

During the period from inception (March 1, 2005) through May 31, 2013, SDI’s operations used $12,622,853 in cash. During this period SDI purchased $251,211 of equipment and raised $12,953,278 from financing activities. There are no assurances that the Company can continue to raise equity financing to fund its operations. SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Transactions with related parties

Six months ended May 31, 2013

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $147,600 as management fees to its three directors and expensed a total of $3,600 as automobile allowance.

The Company expensed $24,250 for services provided by the CFO of the Company and $120,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $87,019 to directors and officers for travel and entertainment expenses incurred for the Company.

On March 4, the board of directors granted 100,000 warrants as an incentive to a director who provided a working capital loan of $96,700 (CAD $100,000 ). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The Company expensed $15,637 as compensation expense.

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

The Company reimbursed $84,731 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $60,000 during the three month period ended February 28, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of May 31, 2013, the Company has not exercised its right to accept this compensation in shares.

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

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of Canadian $6,399 per month.

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

Outstanding share data

As of July 15, 2013, the Company had 33,273,913 issued and outstanding shares of common stock

Risk Factors

We may not successfully commercialize any of our products or earn a profit.

We have incurred losses since incorporation. As of May 31, 2013, we have an accumulated total deficit of $20,328,556. To date, we have experienced negative cash flow from development of our products. We currently have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our products. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our products or attain profitability, we will not be able to sustain operations.

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

We did not have an annual general meeting of the shareholders since it was formed on March 1, 2005. Our Bylaws and the General Corporation Law of the State of Delaware requires us to have an annual general meeting of shareholders to elect directors. Pursuant to the laws of the State of Delaware, the failure to hold an annual meeting of stockholders does not automatically invalidate all corporate actions. However, it is unclear if all such actions would be deemed valid if challenged in a court of law. We had an annual general meeting of our shareholders on March 15, 2013.

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

Our common stock trades on the OTCBB in the United States. As a result, there are additional risks associated with our common stock and you may be unable to liquidate your investment in our common stock quickly. The trading market for our shares is not always liquid. The market price of our shares has ranged from a high of $0.99 and a low of $0.10 during the twelve-month period ended May 31, 2013. The volume of shares traded at any one time can be limited, and, as a result, there may not be a liquid trading market for our shares.

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

Item 4.      Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2013, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended May 31, 2013.

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

Date: July 15, 2013

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: July 15, 2013

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer