Form 10-Q
period 2013-08-31
Security Devices International Inc.
filed 2013-10-21
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
Yes [   ]     No [X]

As of October 15, 2013, the Company had 46,849,285 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No

Interim Balance Sheets as at August 31, 2013 and November 30, 2012	1

Interim Statements of Operations and Comprehensive loss for the nine months and three months ended August 31, 2013 and August 31, 2012 and the period from inception (March 1, 2005) to August 31, 2013	2

Interim Statements of Cash Flows for the nine months ended August 31, 2013 and August 31, 2012 and the period from inception (March 1, 2005) to August 31, 2013	3

Interim Statements of Changes in Stockholders’ Deficit for the nine months ended August 31, 2013 and the period from inception (March 1, 2005) to November 30, 2012	4

Condensed Notes to Interim Financial Statements	5-12

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Balance Sheets
As at August 31, 2013 and November 30, 2012
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2013	2012
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash	2,888,217	232,471
Deferred costs	-	32,500
Prepaid expenses and other receivables	14,029	7,200

Total Current Assets	2,902,246	272,171
Property and Equipment (Note 4)	162,612	145,048

TOTAL ASSETS	3,064,858	417,219

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	343,241	150,368
Loan from related party (Note 12)	94,970
Loans from non-related parties (Note 11)	522,335	-
Total Current Liabilities	960,546	150,368
Convertible Debentures (Note 10)	-	1,192,639
Total Liabilities	960,546	1,343,007

Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2012 - nil)
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,575,907 issued and outstanding (2012 -31,472,433)	45,576	31,472
Additional Paid-In Capital	22,831,887	18,338,886
Deficit Accumulated During the Development Stage	(20,773,151)	(19,296,146)

Total Stockholders' Equity (Deficit)	2,104,312	(925,788)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	3,064,858	417,219

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Operations and Comprehensive loss
For the Nine months and Three Months Ended August 31, 2013 and August 31, 2012 and the Period from Inception
(March 1, 2005) to August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	Since	August 31,	August 31,	August 31,	August 31,
	inception	2013	2012	2013	2012
		$	$	$	$

OPERATING EXPENSES:

Research and product
Development cost (recovery)	7,473,781	-	(215,143)	-	-
Amortization	88,599	27,655	11,827	10,474	7,141
General and administration	13,111,347	1,305,110	1,027,875	377,202	305,955

TOTAL OPERATING EXPENSES	20,673,727	1,332,765	824,559	387,676	313,096

LOSS FROM OPERATIONS	(20,673,727)	(1,332,765)	(824,559)	(387,676)	(313,096)

Other expense- Interest	(372,018)	(144,240)	(126,711)	(56,919)	(37,534)
Other Income-Interest	272,594	-	-	-	-

LOSS BEFORE INCOME TAXES	(20,773,151)	(1,477,005)	(951,270)	(444,595)	(350,630)

Income taxes	-	-	-	-	-

NET LOSS	(20,773,151)	(1,477,005)	(951,270)	(444,595)	(350,630)

Loss per share – basic and diluted		(0.04)	(0.04)	(0.01)	(0.01)

Weighted average common shares outstanding		33,215,599	27,031,172	33,961,413	27,433,000

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statements of Cash Flows
For the Nine Months Ended August 31, 2013 and August 31, 2012 and the Period from Inception (March 1, 2005) to
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		nine months	nine months
	Cumulative	ended	ended
	since inception	August 31,	August 31,
	(March 1, 2005)	2013	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(20,773,151)	(1,477,005)	(951,270)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Fair value of options and warrants (included in general and administration expenses)	6,585,016	99,245	288,453
Recovery of accounts payable	(215,143)	-	(215,143)
Loss on cancellation of common stock	34,400	-	-
Amortization of plant and equipment	88,599	27,655	11,827
Amortization of debt discount	79,300	37,361	19,256
Amortization of deferred financing cost	35,160		10,916
Changes in non-cash working capital: repaid expenses and other receivables	(14,029)	(6,829)	98,392
Deferred costs	-	32,500	-
Accounts payable and accrued liabilities*	753,043	331,033	(144,217)

NET CASH USED IN OPERATING ACTIVITIES	(12,842,305)	(956,040)	(881,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(251,211)	(45,219)	(147,219)

NET CASH USED IN INVESTING ACTIVITIES	(251,211)	(45,219)	(147,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares	13,538,600	3,069,700	400,000
Proceeds (repayment) from convertible debentures	1,758,328	(30,000)	910,000
Cancellation of common stock	(50,000)	-	-
Loan from related party	94,970	94,970	-
Loan from non-related parties	522,335	522,335	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,981,733	3,657,005	1,310,000

NET INCREASE IN CASH FOR THE PERIOD	2,888,217	2,655,746	280,995
Cash, beginning of period	-	232,471	114,835
CASH, END OF PERIOD	2,888,217	2,888,217	395,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	6,901	-

*Excludes the conversion of accrued interest for $138,160 into common shares during the nine month period ended August 31, 2013

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to August 31, 2013.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated
				During
	Shares	amount	Capital	Development	Total
				Stage
		$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223

See condensed notes to the interim financial statements.

Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares for services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion features on convertible debt			50,000		50,000
Conversion of convertible debt to common shares	2,478,549	2,479	647,508		649,987
Issuance of common shares for cash	2,165,834	2,165	647,585		649,750
Stock based compensation			929,365		929,365
Net loss for the year				(2,019,938)	(2,019,938)
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		540,444
Conversion of convertible debt to common shares	2,297,044	2,297	795,419		797,716
Issuance of common shares for cash	9,984,950	9,985	3,059,715		3,069,700
Common share reconciliation difference with transfer agent	20,000	20	(20)
Stock based compensation			99,245		99,245
Net loss for the period				(1,477,005)	(1,477,005)
Balance as of August 31, 2013	45,575,907	45,576	22,831,887	(20,773,151)	2,104,312

See condensed notes to the interim financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements include the accounts of Security Devices International Inc. (the “Company” or “SDI”). The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

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

The interim unaudited financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2012. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2013, the results of its operations for the nine -and three-month periods ended August 31, 2013 and August 31, 2012, and its cash flows for the nine -month periods ended August 31, 2013 and August 31, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine -month period ended August 31, 2013 are not necessarily indicative of results to be expected for the full year.

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

The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,773,151 from inception to August 31, 2013 which includes a non-cash stock based compensation expense of $6,585,016 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CDN $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CDN$0.40 (US $0.38) per Common Share (the “Issue Price”). The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	Straight line over 5 years

	August 31, 2013			November 30, 2012
		Accumulated			Accumulated
	Cost	Amortization		Cost	Amortization
	$	$		$	$

Computer equipment	37,573	30,592		37,573	28,565
Furniture and fixtures	18,027	13,575		18,027	12,282
Leasehold Improvements	23,721	9,283		8,252	8,252
Moulds	171,890	35,149		142,140	11,845
	251,211	88,599		205,992	60,944

Net carrying amount		$162,612			$145,048

Amortization expense		$27,655			$20,585
		(9 months	)		(12 months	)

5.	CAPITAL STOCK

a)	Authorized
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

45,575,907 Common shares

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Nine- months ended August 31, 2013

During the six month period ended May 31, 2013 the Company issued 1,801,480 common shares for conversion of convertible debentures having face value of $500,000 and accrued interest of $40,444. The total debt for $540,444 was converted into 1,801,480 common shares at $0.30 per share.

On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario to list its common shares (“Common Shares”) on the TSXV.

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $734,565 to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent. In addition the Company granted an option (the “Agent’s Option”) to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The Agent’s Option entitles the Agent and members of its selling group to purchase Common Shares at a price of CAD$0.40 (US $0.38) per Common Share until August 27, 2015.

Upon completion of the Offering, $700,000 face value of convertible debentures along with $97,716 of interest was converted to 2,297,044 Common Shares, resulting in the discharge of those debentures.

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

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans which were replaced by the incentive stock option plan (the “2013 Plan”)

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at August 31, 2013.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at August 31, 2013.

Effective May 31, 2013, the Company adopted an incentive stock option plan (the “2013 Plan”), which replaces the stock option and stock bonus plans that were in place prior to adoption of the 2013 Plan. All outstanding options to purchase Common Shares granted by the Company under the prior plans are now governed by the 2013 Plan and the prior plans (an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan, and a Stock Bonus Plan) have been terminated.

The 2013 Plan authorizes the issuance that number of Common Shares as is equal to 20% of the issued and outstanding Common Shares. As a condition precedent to the TSXV issuing its final acceptance of listing of the Common Shares on the TSXV, all of the warrants previously issued by the Corporation in satisfaction of remuneration for services (in aggregate, warrants entitling the purchase of 4,319,000 Common Shares that were outstanding as of the date of filing of the amended and restated prospectus on August 15, 2013) are considered for purposes of the 2013 Plan reserve to be incentive stock options and included under the 2013 Plan reserve.

The Board of Directors administers the 2013 Plan. The Corporation’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to 2013 Plan and in accordance with the policies of the TSXV, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. In no instance shall an option be less than the market price of the Common Shares; the period during which options may be exercised cannot exceed ten years from the date of grant. No option shall be transferable or assignable. If there is any reclassification, consolidation or merger, the number of Common Shares subject to option and the option price per Common Share shall be proportionately adjusted in accordance with the terms of the 2013 Plan. The Board may attach other terms to the options at the time of grant. The Plan shall be governed by the laws of the Province of Ontario.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

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

Nine months ended August 31, 2013

The Company did not issue any options during the nine month period ended August 31, 2013

As of August 31, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
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

Nine months ended August 31, 2013

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

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

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of CDN $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CDN$0.40) per Common Share (the “Issue Price”). The Company granted an option (the “Agent’s Option”) to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The Agent’s Option entitles the Agent and members of its selling group to purchase Common Shares at a price of CDN$0.40 (US $0.38) per Common Share until August 27, 2015.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2013

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $233,400 as management fees to its three directors and expensed a total of $5,400 as automobile allowance.

The Company expensed $34,730 for services provided by the CFO of the Company and $180,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $92,735 to directors and officers for travel and entertainment expenses incurred for the Company.

On March 4, the board of directors granted 100,000 warrants as an incentive to a director who provided a working capital loan of $94,970 (CAD $100,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The Company expensed $15,637 as compensation expense. In addition the Company has accrued interest of $8,811 till August 31, 2013.

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

The directors of the Company executed consulting agreements with the Company on the following terms:

Effective January 1, 2013, SDI executed an agreement with a Company in which a director Allan Ezer has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $12,000 per month, with an annual 5% increase and a car allowance of $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $180,000 during the nine month period ended August 31, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of August 31, 2013, the Company has not exercised its right to accept this compensation in shares.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

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

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a rent of Canadian $6,399 per month.

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2014 at a rent of $1,418 per month.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

10.	CONVERTIBLE DEBENTURES

During the six month period ended May 31, 2013 the Company issued 1,801,480 common shares for conversion of convertible debentures having face value of $500,000 and accrued interest of $40,444. The total debt for $540,444 was converted into 1,801,480 common shares at $0.30 per share.

On August 27, 2013, upon completion of the Offering, $700,000 face value of convertible debentures along with $97,716 of interest was converted to 2,297,044 Common Shares, resulting in the discharge of those debentures. In addition, the Company repaid the balance of $30,000 face value of convertible debenture not converted along with accrued interest of $3,877 and also repaid interest of $3,024 not converted to common shares.

11.	LOANS FROM NON- RELATED PARTIES

On January 30, 2013, the Company obtained an unsecured loan of $189,940 (CAD $200,000) for general working capital purposes (“Working Capital Loan”). The Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $12,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $18,805 for the nine month period ended August 31, 2013. The Company also granted 100,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. This loan along with interest was converted to common shares (see subsequent event note 13 (a))

On April 12, 2013, the Company obtained an unsecured loan of $189,940 (CAD $200,000) for general working capital purposes (“Working Capital Loan”). The Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $12,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $16,669 for the nine month period ended August 31, 2013. The Company also granted 100,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. This loan along with interest was repaid subsequent to the quarter (see subsequent event note 13 (b))

On May 14, 2013, the Company obtained an unsecured loan of $142,455 (CAD $150,000) for general working capital purposes (“Working Capital Loan”). The Working Capital Loan, together with interest at 6% per annum, accrued and calculated daily, plus $9,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $11,712 for the nine month period ended August 31, 2013. The Company also granted 75,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. This loan along with interest was converted to common shares (see subsequent event note 13 (a))

12.	LOAN FROM RELATED PARTY

On March 14, 2013, the Company obtained an unsecured loan of $94,970 (CAD$100,000) for general working capital purposes (“Working Capital Loan”) from a director. The Working Capital Loan , together with interest at 6% per annum, accrued and calculated daily, plus $6,000 will be repaid on the earlier of July 30, 2013 and demand. The Company has accrued interest of $8,811 for the nine month period ended August 31, 2013. The Company also granted 50,000 warrants to the lender as bonus consideration for the loan. These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. This loan along with interest was repaid subsequent to the quarter (see subsequent event note 13 (b))

13.	SUBSEQUENT EVENTS

	a)	Subsequent to the quarter, the holder of a bridge loan exercised the holder’s right to convert the principal and interest (totaling CAD$382,014) into common shares at CAD$0.30 per share, resulting in the issuance of 1,273,378 common shares.
	b)	Subsequent to the quarter, the loan from related party for $94,970 (CAD$100,000) and loan from unrelated party for $189,940 (CAD $200,000) was repaid along with interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED AUGUST 31, 2013

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

Business

History

Security Devices International Inc. was incorporated on March 1, 2005. The Company began as a research and development company focused on the development of 40mm less-lethal ammunition. The term 40mm refers to the diameter of the bullet (sometimes also referred to as a round or a projectile) and bullets of this size are required for standard issue military riot guns. 40mm bullets are also the emerging standard among riot guns used by police forces and correctional services, although many police forces are currently using 37mm riot guns.

The Company began with development of a wireless electric projectile (a “WEP”), named the Lektrox. The Company hired Elad Engineering Ltd. (“Elad”) a ballistics engineering firm located in Tel Aviv, Israel, to collaborate in the development of the WEP. The WEP uses mini-harpoons to fix the bullet to the target's clothing or body. The bullet contains an electrical system that releases a charge that imitates the electro-neural impulses used by the human body. Sending out a control signal to the muscles, this high-voltage low-current pulse overrides the target's nervous system inducing a muscle spasm that causes the target to fall to the ground helpless.

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

Significant Events

During the quarter the Company completed the following events:

  the Company was given conditional approval from the Ontario Securities Commission (OSC) for a public offering the Company filed its amended and restated prospectus with the OSC and TSX Venture Exchange the Company completed its Initial Public Offering on the TSX Venture Exchange, raising a gross proceeds of CDN $3,993,980.

Going Concern

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year The Company is in the development stage and has not yet realized revenues from its planned operations. The Company has incurred a cumulative loss of $20,773,151 from inception to August 31, 2013 which includes a non-cash stock based compensation expense of $6,585,016 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures.

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CDN $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CDN$0.40 (US $0.38) per Common Share (the “Issue Price”). The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future. Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern.

At August 31, 2013, the Company had an accumulated deficit during the development stage of $20,773,151 which includes a non-cash stock based compensation expense of $6,585,016 for issue of options and warrants.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2013

	Three- month period	Three- month period
	August 31, 2013	August 31 , 2012
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	444,595	350,630
Basic and diluted loss per share	0.01	0.01

	As at	As at
	August 31, 2013	November 30, 2012
Total assets	3,064,858	417,219

Total liabilities	960,546	1,343,007
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2013 has not generated any revenue.

Financial highlights (unaudited) for the three month and nine month period ending August 31, 2013 with comparatives are as follows:

Operating Results	For the three months ended August 31,	For the three months ended August 31 ,

	2013	2012

Operating Expenses	$387,676	$313,096
Other expenses - Interest	$56,919	$37,534
Net Loss for Period	$444,595	$350,630

(Loss) per Share	($0.01)	($0.01)

Operating Results	For the nine months ended August 31,	For the nine months ended August 31 ,

	2013	2012

Operating Expenses	$1,332,765	$824,559
Other expenses - Interest	$144,240	$126,711
Net Loss for Period	$1,477,005	$951,270

(Loss) per Share	($0.04)	($0.04)

The Company’s selected information for the nine month period ended August 31, 2013 (unaudited) and November 30, 2012 (audited) are as follows:

	August 31, 2013	November 30, 2012

Total current assets	2,902,246	272,171
Total assets	3,064,858	417,219
Total current liabilities	960,546	150,368
Convertible debentures	-	1,192,639
Total liabilities	960,546	1,343,007
Stockholders’ equity (deficiency)	2,104,312	(925,788)

Net loss for the nine months ended August 31, 2013 was $1,477,005 ($0.04 per share) as compared to $951,270 ($0.04 per share) for the nine month period ended August 31 , 2012. The major variance in net loss for the nine months in 2013 as compared with 2012 is attributable to the following:

(i)	Increase in legal and consulting expenses in 2013 as compared to 2012
(ii)	Stock based compensation expense $99,245 in 2013 as compared to $213,440 in 2012
(iii)	Credit (recovery) of $nil in 2013 as compared to $215,143 in 2012 for research and product development

The major components of change for (i) relate to:

(a) Effective January 1, 2013, SDI executed an agreement with a consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. The Company expensed $56,000 during the nine month period ended August 31, 2013 and $nil during the nine month period ended August 31, 2012.

(b) Effective January 1, 2013, SDI executed an agreement with another consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year. The Company expensed $56,000 during the nine month period ended August 31, 2013 and $nil during the nine month period ended August 31, 2012.

(c) The Company filed a prospectus in Canada and an S-1 registration statement in the USA to raise funds as per the prospectus. The Company has incurred additional legal and other general and administrative expenses in 2013 as compared to $nil in 2012.

The major components of change for (ii) relate to:

a) During the nine month period ended August 31, 2013, the board of directors granted 325,000 warrants to various lenders (includes 50,000 warrants to a director) who provided a working capital loan of $628,550 (CAD $650,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of the warrants issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $99,245.

b) During the nine month period ended August 31, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $113,292.

c) During the nine month period ended August 31, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $100,148.

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

Cash Flows

Net cash used in operations for the nine months ended August 31, 2013, was $956,040 as compared to $881,786 used for the nine months ended August 31, 2012. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $99,245 in 2013, as compared to $213,440 in 2012.

a) During the nine month period ended August 31, 2013, the board of directors granted 325,000 warrants to various lenders (includes 50,000 warrants to a director) who provided a working capital loan of $628,550 (CAD $650,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The fair value of the warrants issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $99,245.

b) During the nine month period ended August 31, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $113,292.

c) During the nine month period ended August 31, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The fair value of the options issued for the purpose of estimating the stock compensation was calculated using the Black-Scholes option pricing model at $100,148.

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

Net cash flow from investing activities was $45,219 during the nine month period ended August 31, 2013 as compared to $ 147,219 for the same period for prior year.

Net Cash flow from financing activities was an inflow of $522,335 being loans from non-related parties and $94,970 being a loan from related party during the nine months period ended August 31, 2013 ( $nil in August 31, 2012). The Company obtained unsecured loans for general working capital purposes (“Working Capital Loans”). The Working Capital Loan proceeds will be used for general working capital purposes and the Working Capital Loans, together with interest at 6% per annum, accrued and calculated daily, plus $39,000 will be repaid on the earlier of July 30, 2013 and demand.

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CDN$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $734,565 to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CDN$359,458 paid to the Agent During the period ended August 31, 2012, the Company raised $910,000 by issue of Convertible Debentures and $400,000 by issue of common shares

There was an overall increase in cash of $2,655,746 in 2013 as compared to an increase of $280,995 during 2012.

Liquidity and Capital Resources

As at August 31, 2013, cash was $2,888,217, as compared to $232,471 at November 30, 2012. This increase is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2013, the Company had a working capital of $1,941,700. The major components are as follows; cash $2,888,217; prepaid expenses and other receivables $14,029;accounts payable and accrued liabilities of $343,241; loan from non- related parties for $522,335 and loan from related party for $94,970. On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CDN$0.40) per Common Share (the “Issue Price”).

At November 30, 2012, the Company had a working capital of $121,803. The major components are as follows; cash $232,471; prepaid expenses and other receivables $7,200; deferred costs for $32,500 and accounts payable and accrued liabilities of $150,368

During the period from inception (March 1, 2005) through August 31, 2013, SDI’s operations used $12,842,305 in cash. During this period SDI purchased $251,211 of equipment and raised $15,981,733 from financing activities. There are no assurances that the Company can continue to raise equity financing to fund its operations. SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need.

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Transactions with related parties

Nine months ended August 31, 2013

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $233,400 as management fees to its three directors and expensed a total of $5,400 as automobile allowance.

The Company expensed $34,730 for services provided by the CFO of the Company and $180,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $92,735 to directors and officers for travel and entertainment expenses incurred for the Company.

On March 4, the board of directors granted 100,000 warrants as an incentive to a director who provided a working capital loan of $94,970 (CAD $100,000). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The Company expensed $15,637 as compensation expense. In addition the Company has accrued interest of $8,811 till August 31, 2013.

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

Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreements with the Company on the following terms:

Effective January 1, 2013, SDI executed an agreement with a Company in which a director Allan Ezer has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $12,000 per month, with an annual 5% increase and a car allowance of $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. The Company expensed $180,000 during the nine month period ended August 31, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of August 31, 2013, the Company has not exercised its right to accept this compensation in shares.

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

Subsequent event

a)

Subsequent to the quarter, the holder of a bridge loan exercised the holder’s right to convert the principal and interest (totaling CAD$382,014) into common shares at CAD$0.30 per share, resulting in the issuance of 1,273,378 common shares.

b)	Subsequent to the quarter, the loan from related party for $94,970 (CAD$100,000) and loan from unrelated party for $189,940 (CAD $200,000) was repaid along with interest.

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

Outstanding share data

As of October 15, 2013, the Company had 46,952,532 issued and outstanding shares of common stock

Risk Factors

We may not successfully commercialize any of our products or earn a profit.

We have incurred losses since incorporation. As of August 31, 2013, we have an accumulated total deficit of $20,773,151. To date, we have experienced negative cash flow from development of our products. We currently have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our products. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our products or attain profitability, we will not be able to sustain operations.

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

Item 4. Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2013, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CDN$0.40) per Common Share (the “Issue Price”). The Company filed a prospectus in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada and also filed an S-1 registration statement in the USA.

Item 6.        Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gregory Sullivan.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gregory Sullivan and Rakesh Malhotra.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY DEVICES INTERNATIONAL, INC.

Date: October 21, 2013

By: /s/ Gregory Sullivan
Gregory Sullivan, President
and Principal Executive
Officer

Date: October 21, 2013

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting
Officer