Form 10-K
period 2013-11-30
Security Devices International Inc.
filed 2014-03-17
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
[   ] Yes     [X] No

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2013, was approximately $8,408,000 based upon a share valuation of $0.35 per share. This share valuation is based upon the closing price of the Company’s shares as of May 31, 2013 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of February 18, 2014, the Company had 46,849,285 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1. BUSINESS

History

Security Devices International Inc. was incorporated on March 1, 2005. The Company began as a research and development company focused on the development of 40mm less-lethal ammunition. The term 40mm refers to the diameter of the bullet (sometimes also referred to as a round or a projectile) and bullets of this size are required for standard issue military riot guns. 40mm bullets are also the emerging standard among riot guns used by police forces and correctional services, although many police forces are currently using 37mm riot guns. 40mm rounds are quickly becoming the industry standard in both military and law enforcement circles.

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

To reduce kinetic energy levels, the head of the WEP contains a cushioning mechanism composed of a collapsible material that enlarges the contact surface and absorbs part of the impact. In June 2010, the Company began development of a 40mm blunt impact projectile (the “BIP”), which used the cushioning mechanism of the WEP but did not contain the electrical mechanism of the WEP. The BIP used the pain of impact to obtain compliance from the target.

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

In 2012, the Company began the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload, including; BIP MP (temporary powder-based marking agent), BIP ML (semi-permanent liquid marking agent), BIP OC (Oleoresin Capsicum A pepper spray liquid), BIP MO (malodorant liquid), and the BIP TR (training round). The Company has now moved into the testing phase with the payload rounds.

In 2013, the Company moved its full manufacturing operations to a supply manufacture and engineering company in the Boston, MA area. This allowed the Company to become fully autonomous from its previous partner, Chemring Ordnance of Florida, USA. SDI decreased its manufacturing costs in this process and is in full control of its manufacturing and logistics processes as a result.

In 2013 the Payload configuration was completed and the final versions of the BIP Payload rounds were prototyped. The full production of the BIP Payload models are to be completed in the first calendar quarter of 2014.

The Company undertook an Initial Public Offering (IPO) in January 2013, and became a public reporting issuer on the TSX-Venture Exchange in September 2013.

SDI continued to sign distributors, agents and referral agents to market and sell SDI’s innovative non-lethal ammunition, globally. At year-end, SDI had signed a total of 9 distributors or agents, covering the following Countries: Canada, Israel, Saudi Arabia, Jordan, Oman, Kuwait, Bahrain, Turkey, Portugal, Spain, France, California, India, South America, and select African countries.

In June 2013, SDI, through its teaming agreement, Chemring Ordnance supplied the Israel Defense Forces with 900 BIP rounds for testing and evaluation. SDI also received a purchase order from the United States Border Patrol for 110 rounds to be used for testing and evaluation for a procurement that is expected in 2014.

Montreal Police also purchased rounds for testing and evaluation from SDI.

In the fourth quarter of 2013, SDI sold rounds to Orange County Florida Sheriff’s department for use by their SWAT team as well as Campbell County, Virginia for SWAT use, and Indian River Sheriff’s Department in Florida for use in their Correctional Services facility.

In November 2013, SDI’s BIP rounds were showcased at the International SWAT Competition in Florida. The event hosted 57 SWAT teams from around the world that competed in a week long competition. SDI’s BIP rounds were used by the competing teams in the less-lethal competition, giving SDI international exposure for their rounds.

The requests for demonstrations of SDI’s products were strong from the Law Enforcement sector in 2013 and SDI staff conducted dozens of multi-agency live fire demonstrations, in 4 countries.

SDI attended and demonstrated to a military agency in an African country. The capability of the BIP round and the Company is currently in the follow up stage with this Agency.

SDI attended and demonstrated to a large Police Force in India. The capability of the BIP round and the Company is currently in the follow up stage with this Agency.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military and police forces for crowd control.

The Company has two products:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company is developing five versions of the standard BIP, four of which contain a payload and one of which is a cheaper cost practice round. A payload is an internal capsule within the BIP, which holds a liquid or powder substance.

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

The nature of a military’s role has changed significantly to the extent that the military becomes actively engaged in the policing of civilian populations. This is where the military in effect, intersects with local police forces to support and uphold national and regional law. Today, military units are involved in on-going conflicts that bring them into direct contact with civilian populations in Iraq, Afghanistan and various countries in the Middle East. Soldiers who are deployed in humanitarian roles are often subject to rules of engagement, which disallow the use of deadly force unless soldiers encounter a lethal threat. The military requires less-lethal deterrent ammunition for use in crowd and riot control, perimeter security and pilfering situations. In management’s opinion, less-lethal ammunition means a greater opportunity to preserve life.

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

Significant Events

During the third quarter of 2013, the Company completed the following events:

  the Company was given conditional approval from the Ontario Securities Commission (OSC) for a public offering the Company filed its amended and restated prospectus with the OSC and TSX Venture Exchange the Company completed its Initial Public Offering on the TSX Venture Exchange, raising a gross proceeds of CDN $3,993,980

General

As of February 18, 2014, SDI had consultants and no full-time employees.

SDI’s offices are located at 1101 Pennsylvania Ave., NW, 6th Floor Washington, DC 20004, 4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI’s rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI rents its Tampa, Florida, USA office at a cost of $1,418 per month pursuant to a lease which expires on June 30, 2014. The Washington, DC, USA office does not have a lease term and runs month by month

SDI’s website is www.securitydii.com.

ITEM 2. DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

In November of 2013, a former officer filed a suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. Management of the Company believes this suit is without merit and the Company intends to vigorously defend against the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV” and is also listed in Canada on TSXV under the symbol “SDZ.V”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

OTC Bulletin Board

Three Months Ended	High	Low

February 2012	$0.39	$0.11
May 2012	$0.35	$0.16
August 2012	$0.35	$0.20
November 2012	$0.99	$0.20

February 2013	$0.51	$0.17
May 2013	$0.51	$0.26
August 2013	$0.46	$0.32
November 2013	$0.50	$0.30

TSXV*

Three Months Ended	High	Low

November 2013	CAD$0.50	CAD$0.30

* Trading commenced in the last quarter of 2013.

As of February 18, 2014 SDI had 46,849,285 outstanding shares of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2013, 2012 and 2011. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2013 (audited)	Year ended November 30, 2012 (audited)	Year ended November 30, 2011 (audited)
Sales	$30,096	$Nil	$Nil
Cost of sales	$17,379	$Nil	$Nil
General and Administrative Expenses	$1,698,523	$2,056,996	$624,545
Research and Product Development Costs (Recovery)	$Nil	($215,143)	$195,949
Depreciation	$38,130	$20,585	$10,786
Net Loss	($2,024,211)	($2,019,938)	($901,558)
Loss per Share (Basic and Diluted)	($0.06)	($0.07)	($0.03)
Current Assets	$1,907,872	$272,171	$233,455
Total Assets	$2,060,009	$417,219	$251,869
Current Liabilities	$106,529	$150,368	$704,993
Long Term Liabilities	$Nil	$1,192,639	$731,828
Shareholders' Equity (Deficit)	$1,953,480	($925,788)	($1184,952)
Retained Earnings (Deficit)	($21,320,357)	($19,296,146)	($17,276,208)
Dividends	$Nil	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2013 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2013.

Comparison of Year Ended November 30, 2013 to Year Ended November 30, 2012

i. Overview

The Corporation has $30,096 of revenue during the year ended November 30, 2013 and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in a development stage and perhaps thereafter. As of November 30, 2013, we had accumulated losses of $21,320,357 (November 30, 2012 - $19,296,146). Our ability to emerge from the development stage and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Corporation’s major financial endeavor over the years has been its effort to raise additional capital to pursue its development activities.

ii. Assets

Total assets as of November 30, 2013 includes cash and cash equivalent of $1,842,149, accounts receivable of $20,351, prepaid expenses and other receivables of $45,372 and plant and equipment for $152,137 net of depreciation. Total assets as of November 30, 2012 includes cash of $232,471, deferred costs of $32,500, prepaid expenses and other receivables of $7,200 and plant and equipment for $145,048 net of depreciation. Total assets increased from $417,219 on November 30, 2012 to $2,060,009 on November 30, 2013. This increase is primarily the result of net proceeds from issuance of common stock for $3,069,700 offset in part by expenses incurred in normal course of business.

iii. Revenues

Revenue from operations during the year ended November 30, 2013 was $30,096 as compared to $Nil during the year ended November 30, 2012.

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

General and administration expense for the year ended November 30, 2013 was $1,698,523, as compared with $2,056,996 for the year ended November 30, 2012. General and administration expense decreased by $358,473 in the current year, as compared to the prior year. The primary reasons for the change in general and administrative costs are as follows:

During the year ended November 30, 2013 the Company expensed a total of $296,700 as management fees for payment to its three directors. During the year ended November 30, 2012 the Company expensed a total of $272,400 as Management fee for payment to its three directors.

The Corporation expensed stock based compensation expense (included in general and administrative expenses) for issue of options and warrants for $Nil during the year ended November 30, 2013 ($929,365 in 2012). Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and warrants.

Filing expenses increased by $84,045 in 2013 as compared to 2012 as the Company obtained a listing of its common stock on TSXV in Canada.

Consulting expenses increased in 2013 as compared to 2012:

Effective January 1, 2013, the Company executed contracts with two consultants to assist the Company with sales initiatives, demos and participate in trade shows on a remuneration of $7,000 each per month.

Effective November 1, 2013, the Company executed an agreement with a non-related consultant to pay compensation of $10,000 per month. The consultant has agreed to act as a corporate advisor to assist in the development of strategies and tactics to improve the Company’s external communication of its corporate strategy and asset value.

In addition, the Company increased its travel expenses by an additional $72,233 in 2013 as compared to 2012 primarily to move the business towards production.

(b) Research and Product Development costs

Research and Product Development costs include research costs incurred on the Corporation’s less-than-lethal defense technology. Research and Product Development costs for the year ended November 30, 2013 was $nil, as compared to recovery of ($215,143) for the year ended November 30, 2012.

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

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Corporation for the quarter ended November 30, 2013 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the three months ended November30, 2013 ($)	For the three months ended August 31, 2013 ($)	For the three months ended May 31, 2013 ($)	For the three months ended February 28, 2013 ($)	For the three months ended November30 , 2012 ($)	For the three months ended August 31, 2012 ($)	For the three months ended May 31, 2012 ($)	For the three months ended February 29, 2012 ($)
Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss and Comprehensive Loss	(547,206)	(444,595)	(562,762)	(469,648)	(1,068,668)	(350,630)	(348,209)	(252,431)

Loss per Weighted Average Number of Shares Outstanding – Basic and Fully Diluted	(0.02)	(0.01)	(0.02)	(0.01)	(0.04)	(0.01)	(0.01)	(0.01)

Quarterly activities and financial performance are impacted by the Corporation’s ability to raise capital for its development activities. The loss during the three months period ended November 30, 2012 includes non-cash stock based compensation expense for $640,912.

vi. Liquidity and Capital Resources

The following table summarizes the Corporation's cash flows and cash in hand:

	Year ended	Year ended
	November 30,	November 30,
	2013	2012

Cash and cash equivalent	$1,842,149	$232,471
Working capital	$1,801,343	$121,803
Cash used in operating activities	$(1,731,957)	$(1,294,895)
Cash used in investing activities	$(45,219)	$(147,219)
Cash provided by financing activities	$3,386,854	$1,559,750

As of November 30, 2013, the Corporation had working capital of $1,801,343as compared to working capital of $121,803 as of November 30, 2012. Working capital increased primarily as a result of capital financing activities during the year ended November 30, 2013 for $3,069,700 offset in part by expenses incurred in normal course of business.

Net cash used in operations for the year ended November 30, 2013, was $1,731,957 as compared to $1,294,895 used for the year ended November 30, 2012. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $nil in 2013, as compared to $929,365 in 2012.

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

Recovery of accounts payable for $(215,143) in 2012 as compared to $nil in 2013

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

Amortization of debt discount for $537,488 in 2013 as compared to $23,141 in 2012

During the year ended November 30, 2013, the Company issued convertible bridge loans along with detachable warrants. The Company evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. The following table reflects the convertible bridge loan proceeds and amortization of debt discount relating to these loans:

Convertible Bridge Loan Proceeds ($)	Amortization of debt discount($)
199,342	183,514
97,456	67,746
197,355	125,925
147,812	122,942

2) Changes in non- cash balances relating to operations:

The Company’s prepaid expenses and other receivables increased by $38,172 as compared to a decrease by $100,504 in 2012. The primary reason for decrease in prepaid expenses and other receivables for 2012 was an amount of $61,837 advanced to a supplier as a deposit for purchase of injection molds for their BIP40 ammunition rounds in 2011 which was adjusted against the purchase in 2012. During 2012 the company did not have any significant prepaid expense.

Net cash flow from investing activities was an outflow for $45,219 during the year ended November 30, 2013 as compared to $ 147,219 for the year ended November 30, 2012. The primary reason was the acquisition of moulds for $142,140 in 2012 as compared to $29,750 in 2013.

Net Cash flow from financing activities was an inflow of $3,386,854 for the year ended November 30, 2013 as compared to an inflow for $1,559,750 for the year ended November 30, 2012.

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent.

During the quarter ended November 30, 2013, the holder of bridge loans converted the principal and interest totaling $378,525 into common shares at CAD$0.30 per share, resulting in gain on extinguishment of debt for $33,501.

The Company raised $910,000 by issue of convertible debentures and $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012.

There was an overall increase in cash of $1,609,678 in 2013 as compared to an overall increase of $117,636 during 2012.

Changes to issued share capital

Year ended November 30, 2013

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

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent. In addition the Company granted an option (the “Agent’s Option”) to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The Agent’s Option entitles the Agent and members of its selling group to purchase Common Shares at a price of CAD$0.40 (US $0.38) per Common Share until August 27, 2015.

Upon completion of the Offering, $700,000 face value of convertible debentures along with $97,716 of interest was converted to 2,297,044 Common Shares, resulting in the discharge of those debentures.

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $24,246 (see note 15)

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269 (see note 15)

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502 (see note 15)

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520 (see note 15)

During the quarter ended November 30, 2013, the holder of  bridge loans converted the principal and interest totaling $ 378,525 into common shares at CAD$0.30 per share, resulting in gain on extinguishment of debt for $33,501.

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

During the three month period ended November 30, 2012, the Company issued 994,380 common shares for conversion of convertible debentures having face value of $146,500 (Convertible debenture 1), accrued interest of $23,076 and $35,160 recorded as additional payment common stock. The total for $204,736 was converted into 994,380 common shares.

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

vii. Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of November 30, 2013 and 2012

viii. Commitments and Contingencies

Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreements with the Company on the following terms:

Effective January 1, 2013, SDI executed an agreement with a Company in which a director, Allen Ezer, has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $12,000 per month, with an annual 5% increase and a car allowance of $600 per month. The agreement expires December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice.

Effective October 4, 2012, SDI executed an agreement with a Company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI expensed $240,000 during the year ended November 30, 2013. The Company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2013, the Company has not exercised its right to accept this compensation in shares.

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

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $10,000 per month. The consultant has agreed to act as a corporate advisor to assist in the development of strategies and tactics to improve the Company’s external communication of its corporate strategy and asset value. The agreement is for a period of six months. Either party may terminate the consulting agreement by giving 15 days written notice.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate markets advisory services The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a rent of Canadian $6,399 per month.

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2014 at a rent of $1,418 per month.

Contingencies

In November of 2013, a former officer filed a suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. Management of the Company believes this suit is without merit and the Company intends to vigorously defend against the suit and as such no provision for any potential payment has been expensed.

Exclusive sales and supply agreements:

a)              Sales Agreement

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

b)              Supply agreement

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

ix. Subsequent Events

a)	Subsequent to the year end, on February 3, 2014, the Company incorporated a 100% owned subsidiary in Canada named “Security Devices International Canada Corp”
b)	The Company’s relationship with Chemring {note 12(a)} will now be focused more on marketing the products to the Company’s global sales channels”.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update did not have an impact on the financial statements of the Company.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In July 2013, the FASB issued 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carry forward whenever the NOL or tax credit carry forward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact of this guidance.

Risk Factors

Additional Financing

The Corporation does not have adequate revenue to fund all of its operational needs and may require additional financing to continue its operations if it is unable to generate substantial revenue growth. There can be no assurance that such financing will be available at all or on favorable terms. Failure to generate substantial revenue growth may result in the Corporation looking to obtain such additional financing could result in delay or indefinite postponement of the Corporation’s deployment of its products, resulting in the possible dilution. Any such financing will dilute the ownership interest of the Corporation’s shareholders at the time of the financing, and may dilute the value of their shareholdings.

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

Uncertainty of Revenue Growth

There can be no assurance that the Corporation can generate substantial revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Corporation has achieved or may achieve may not be indicative of future operating results. In addition, the Corporation may increase further its operating expenses in order to fund increase its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Corporation’s business, operating results and financial condition will be materially adversely affected.

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

Stress in the global financial system may adversely affect the Corporation’s operations in ways that may be hard to predict or to defend against

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A. CONTROLS AND PROCEDURES

     SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2013, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2013, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting disclosed below.

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

     SDI’s management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of SDI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on that evaluation, our management concluded that our internal controls over financial reporting as of November 30, 2013 were not effective due to the following material weakness:

     Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing material weakness, during the fiscal year 2013, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  We have several Directors with business experience and spending time with the business.

  We have established an audit committee of our board of directors. The audit committee will provide oversight of our accounting and financial reporting;

  We have a Chief Financial Officer who has knowledge of, and experience regarding, U.S. GAAP and SEC reporting requirements.

Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and interim financial statements.

     There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Gregory Sullivan	49	President, Principal Executive Officer and a Director
Dean Thrasher (1)	50	Director, Secretary and Chief Operating Officer
Rakesh Malhotra	57	Principal Financial and Accounting Officer
Allen Ezer (2)	37	Director
Duane Parnham (3)	50	Director
David Goodbrand (3)	42	Director

(1)	Appointed as a director on November 26, 2013.
(1)	Appointed as a director on January 3, 2012.
(2)	Appointed as a director on October 26, 2012

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

Rakesh Malhotra has been SDI’s Chief Financial Officer since January 7, 2007. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Chartered Accountant (CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) degree from the University of Delhi (India) and has served as CFO and consultant to various public Companies in USA and Canada.

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

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2013, the Corporation’s named executive officers were Gregory Sullivan (CEO), Rakesh Malhotra (CFO) and Dean Thrasher (COO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long term compensation for services in all capacities to the Corporation for the Corporation’s most recently completed financial years in respect of the Named Executive Officers. Summary Compensation Table

Name and Principal Position	Year ended Nov. 30	Salary ($)	Share- Based Awards ($)	Option- Based Awards(1) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compen- sation (5) ($)	Total Compen- sation ($)
					Annual Incentive Plan	Long- Term Incentive Plans
Gregory Sullivan CEO (2)	2013 2012 2011	0 0 0	0 0 0	0 50,074 0	0 0 0	0 0 0	0 0 0	158,400 144,000 39,500	158,400 194,074 39,500
Rakesh Malhotra CFO (3)	2013 2012 2011	0 0 0	0 0 0	0 2,504 0	0 0 0	0 0 0	0 0 0	58,530 35,300 23,808	58,530 37,804 23,808
Dean Thrasher COO (4)	2013 2012 2011	0 0 0	0 0 0	0 50,074 0	0 0 0	0 0 0	0 0 0	120,000 120,000 99,000	120,000 170,074 99,000

Note:

(1)

These options/warrants have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options/warrants based awards: an expected option term of 4 years to exercise for 2012 awards; a projected dividend of zero; projected stock price volatility of 206.87% for 2012 awards and a risk-free interest rate of 2% for 2012 awards.

The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Corporation and its Common Shares.

(2)

Prior to entering into an agreement with the Corporation as CEO, Mr. Sullivan was a director of the Corporation. His directorship dates back to 2005. On May 30, 2010, Mr. Gregory Sullivan was appointed the CEO of the Corporation. Effective January 2012, Mr. Sullivan was contracted with the Corporation for a period of 60 months. Mr. Sullivan is to earn $12,000 per month for his services, along with a 5% annual salary increase. In fiscal 2012, Mr. Sullivan was issued 400,000 compensation warrants (exercisable at $0.13 until January 4, 2016). During 2013, 50,000 warrants as an incentive were issued for providing a working capital loan of $96,700 (CAD $100,000). Mr. Sullivan is also given a $600 monthly car allowance through his employment agreement with the Corporation effective January 2012.

(3)

For services, Mr. Malhotra was issued 20,000 warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016), and the balance was paid in cash for services rendered. Mr. Malhotra is the CFO of the Corporation, and works on an hourly basis.

(4)

For the fiscal year 2011, Mr. Thrasher was contracted and paid directly by the Corporation. Subsequently, Mr. Thrasher was contracted through Level 4 Capital Corp. for services rendered to the Corporation. Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 compensation warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016). Of the 800,000 compensation warrants, Mr. Thrasher is entitled to 50%. See “Employment/Consulting Agreements”.

(5)	Amount represents consulting fees expensed during the year.

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2013.

Name	Number of securities underlying unexercised options/warrants (#)	Option exercise price ($)	Option/Warrant expiration date
Gregory Sullivan	50,000(2) 400,000(2) 397,000(2) 50,000(2)	$0.47 $0.13 $0.20 $0.25	03-14-2015 01-04-2016 10-01-2015 10-05-2014
Rakesh Malhotra	20,000(2) 175,000(2) 125,000(1)	$0.13 $0.20 $0.25	01-04-2016 10-01-2015 06-30-2014
Dean Thrasher (3)	400,000(2)	$0.13	01-04-2016

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

2. The Corporation has entered into a consulting agreement effective January 1, 2013 for a two-year period with Lumina Global Partners Inc. (“Lumina”), Lumina is a corporation controlled by Allen Ezer. Lumina’s remuneration is $8,500 per month, with a 5% increase on the first anniversary date. The agreement has the following terms.

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

Compensation of Directors during Year Ended November 30, 2013 and November 30, 2012.

Year ended November 30, 2013:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash (1)	Awards (2)	(3)

Boaz Dor (1)	$45,000	--	-
Gregory Sullivan	$158,400	--	-
Allen Ezer	$100,500	--	-

(1)	Boaz Dor resigned in year 2013
(2)	Excludes Dean Thrasher who was appointed director on November 26, 2013

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

     The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2013, and the options held by the officers and directors named below.

	Options Exercised
					Shares
	Grant	Options	Exercise	Expiration	Acquired	Value
					on
Name	Date	Granted	Price	Date	Exercise	Realized
		(#)			(1)	(2)

Gregory Sullivan	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	01/24/08	117,000	$0.10	01/24/13	117,000	$25,740

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which		Exercise		Expiration
	are:
Name	Exercisable	Unexercisable	Price		Date

Rakesh Malhotra	125,000	--	$0.25	(1)	6-30-2014	(2)

Duane Parnham	1,000,000	--	0.45		10-25-
					2016

David Goodbrand	100,000	--	0.45		10-25-
					2016

(1)	On June 17, 2009, SDI’s directors approved the reduction of the exercise price of these options to $0.25 per share.
(2)	On December 4, 2009 SDI’s directors extended the expiration date of these options to June 30, 2014.

     For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

     In addition to the options described above, SDI has as of November 30, 2013, granted warrants to its officers and directors upon the terms shown below.

Name	Date of Issue	Number of Warrants	Exercise Price US$	Expiry Date
Greg Sullivan	03-14-2013	50,000	$0.47	03-14-2015
Greg Sullivan	01-04-2012	400,000	$0.13	01-04-2016
Boaz Dor	01-04-2012	125,000	$0.13	01-04-2016
Allen Ezer	01-04-2012	250,000	$0.13	01-04-2016
Rakesh Malhotra	01-04-2012	20,000	$0.13	01-04-2016
Dean Thrasher(2)	01-04-2012	800,000	$0.13	01-04-2016
Allen Ezer(1)	08-09-2012	400,000	$0.20	08-09-2016

Notes

(1)	Warrants were issued to Lumina Global Partners Inc., a company controlled by Mr. Allen Ezer.
(2)	Warrants were issued to Level 4 Capital Corp., a company in which Dean Thrasher has a 50% interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table shows the ownership of SDI’s common stock as of February 18, 2014 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares (1)	Percent of
		Class
Gregory Sullivan	970,000	2.1%
Dean Thrasher (2)	900,000	1.9%
Allen Ezer	60,000	0.1%
Duane Parnham	950,000	2.0%
David Goodman	88,000	0.2%
Alpha North Asset Management	4,974,378	10.6%
All Officers and Directors as a group	2,968,000	6.3%

(1)	Does not reflect shares issuable upon the exercise of options.
(2)	Dean Thrasher is contracted through Level 4 Capital Corp. Fifty percent of the 1,800,000 Common Shares owned by Level 4 Capital Corp. are beneficially owned by Mr. Thrasher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Schwartz Levitsky Feldman, LLP (“Schwartz Levitsky”) audited SDI’s financial statements for the years ended November 30, 2013 and 2012.

     The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

	2013	2012

Audit Fees	$20,000	$20,000
Audit-Related Fees	$16,500	$16,500
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	24,000	--

     Audit fees represent amounts billed for professional services rendered for the audit of SDI’s annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI’s 10-Q reports. All other fees represent amounts billed for services relating to filing of prospectus/S-1 in Canada and USA. Before Schwartz Levitsky was engaged by Security Devices to render audit services, the engagement was approved by Security Device’s Directors.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a) Certifications *

31.2	Rule 13a-14(a) Certifications *

32	Section 1350 Certifications *

* Filed with this report.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2013 AND 2012

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2013 AND 2012
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Page No
Report of Independent Registered Public Accounting Firm	1
Balance Sheets as at November 30, 2013 and 2012	2
Statements of Operations and Comprehensive loss for the years ended November 30, 2013 and 2012 and the period from inception (March 1, 2005) to November 30, 2013	3
Statements of Cash Flows for the years ended November 30, 2013 and 2012 and the period from inception (March 1, 2005) to November 30, 2013	4
Statements of Stockholders’ Deficit for the years ended November 30, 2013 and 2012 and the period from inception (March 1, 2005) to November 30, 2013	6
Notes to Financial Statements	7-35

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENCED PUBLIC ACCOUNTANTS
TORONTO , MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Security Devices International, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Security Devices International, Inc. (the “Company”) as of November 30, 2013 and 2012, and the related statements of operations and comprehensive loss, cash flows and changes in stockholders' equity (deficit) for the years ended November 30, 2013 and 2012 and the period from inception (March 1, 2005) to November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended November 30, 2013 and 2012 and the period from inception (March 1, 2005) to November 30, 2013, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has limited revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. Those factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
March 14, 2014	Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheets
As at November 30, 2013 and 2012
(Amounts expressed in US Dollars)

	2013	2012
	$	$
ASSETS
CURRENT
Cash and cash equivalent	1,842,149	232,471
Accounts Receivable	20,351	-
Deferred costs (Note 17)	-	32,500
Prepaid expenses and other receivables	45,372	7,200

Total Current Assets	1,907,872	272,171
Plant and Equipment (Note 9)	152,137	145,048

TOTAL ASSETS	2,060,009	417,219
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	106,529	150,368
Total Current Liabilities	106,529	150,368
Convertible Debentures (Note 14)	-	1,192,639
Total Liabilities	106,529	1,343,007
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments and Contingencies (Note 11)
Subsequent Events (Note 18)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2012 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock.
Common stock, $0.001 par value 100,000,000 shares authorized (2012: 50,000,000), 46,849,285 issued and outstanding (2012:31,472,433)	46,849	31,472
Additional Paid-In Capital	23,226,988	18,338,886
Deficit Accumulated During the Development Stage	(21,320,357)	(19,296,146)

Total Stockholders’ Equity (Deficit)	1,953,480	(925,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2,060,009	417,219

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations and Comprehensive loss
Years Ended November 30, 2013 and 2012 and the Period from Inception (March 1, 2005) to
November 30, 2013
(Amounts expressed in US Dollars)

	Cumulative
	since inception	2013	2012
	$	$	$

SALES	30,096	30,096	-
COST OF SALES	(17,379)	(17,379)	-
GROSS PROFIT	12,717	12,717	-

EXPENSES:
Research and Product Development cost (recovery)	7,473,781	-	(215,143)
Depreciation	99,074	38,130	20,585
General and administration	13,504,760	1,698,523	2,056,996
TOTAL OPERATING EXPENSES	21,077,615	1,736,653	1,862,438
LOSS FROM OPERATIONS	(21,064,898)	(1,723,936)	(1,862,438)
Other expense-Interest	(879,280)	(651,502)	(157,500)
Other Income-Derivative financial instrument (Note 16)	349,532	349,532

Other Income-Interest	274,289	1,695	-

LOSS BEFORE INCOME TAXES	(21,320,357)	(2,024,211)	(2,019,938)
Income taxes (Note 10)	-	-	-
NET LOSS AND COMPREHENSIVE LOSS	(21,320,357)	(2,024,211)	(2,019,938)
Loss per share – basic and diluted		(0.06)	(0.07)
Weighted average number of common shares outstanding during the year		36,565,840	27,956,359

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Years Ended November 30, 2013 and 2012 and the Period from Inception (March 1, 2005) to
November 30, 2013
(Amounts expressed in US Dollars)

	Cumulative
	Since inception	2013	2012
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period/year	(21,320,357)	(2,024,211)	(2,019,938)
Items not requiring an outlay of cash:
Issue of shares for services	584,500	-	-
Fair value of options and warrants (included in general and administration expenses)	6,485,771	-	929,365
Recovery of accounts payable	(215,143)	-	(215,143)
Loss on cancellation of common stock	34,400	-	-
Depreciation	99,074	38,130	20,585
Interest on convertible debt converted to stock	79,752	79,752	-
Amortization of debt discount	579,427	537,488	23,141
Amortization of deferred financing cost	35,160	-	10,916
Gain on extinguishment of debt included in general and administration expenses (Note 15)	(33,501)	(33,501)
			-
Derivative financial instrument	(349,532)	(349,532)
			-
Changes in non-cash working capital:
Accounts receivable	(20,351)	(20,351)
Prepaid expenses and other receivables	(45,372)	(38,172)	100,504
Deferred costs	-	32,500	(32,500)
Accounts payable and accrued liabilities*	467,950	45,940	(111,825)

NET CASH USED IN OPERATING ACTIVITIES	(13,618,222)	(1,731,957)	(1,294,895)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Plant and Equipment	(251,211)	(45,219)	(147,219)

NET CASH USED IN INVESTING ACTIVITIES	(251,211)	(45,219)	(147,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock	13,538,600	3,069,700	649,750
Proceeds from convertible debentures converted to common stock	1,788,328		910,000
Repayment of convertible debentures	(30,000)	(30,000)

Proceeds from bridge loans	641,965	641,965
Repayment of bridge loans	(294,811)	(294,811)
Cancellation of common stock	(50,000)	-	-
Exercise of stock options	117,500	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,711,582	3,386,854	1,559,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	1,842,149	1,609,678	117,636
Cash and cash equivalent , beginning of Year	-	232,471	114,835
CASH AND CASH EQUIVALENT END OF YEAR	1,842,149	1,842,149	232,471

SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID	-	-	-

INTEREST PAID	39,545	39,545	-

The accompanying notes are an integral part of these financial statements.

*Excludes the conversion of accrued interest for $89,779 on convertible debentures and loans into common shares during the year ended November 30, 2013

Non cash transactions:

Year ended November 30, 2013:

During the six month period ended May 31, 2013 the Company issued 1,801,480 common shares for conversion of convertible debentures having face value of $500,000 and accrued interest of $40,444. The total debt for $540,444 was converted into 1,801,480 common shares.

During the quarter ended August 31, 2013, the Company converted $700,000 face value of convertible debentures along with $97,716 of interest into 2,297,044 Common Shares

During the quarter ended November 30, 2013, the holder converted bridge loans for $347,154 along with accrued interest for $31,371 (total of $378,525) into 1,273,378 common shares resulting in gain on extinguishment of debt for $33,501.

Year ended November 30, 2012:

During the three month period ended August 31, 2012, the Company issued 1,484,169 common shares for conversion of convertible debentures having face value of $411,828 (Convertible debenture 2) and accrued interest of $33,423. The total debt for $445,251 was converted into 1,484,169 common shares at $0.30 per share.

During the three month period ended November 30, 2012, the Company issued 994,380 common shares for conversion of convertible debentures having face value of $146,500 (Convertible debenture 1), accrued interest of $23,076 and $35,160 recorded as additional payment common stock. The total for $204,736 was converted into 994,380 common shares.

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the period from inception (March 1, 2005) to November 30, 2013.
(Amounts expressed in US Dollars)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated During
	Shares	amount	Capital	Development Stage	Total
	$	$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock
Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares For services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Issuance of common shares for
Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion features on convertible debt			50,000		50,000
Conversion of convertible debt to common shares	2,478,549	2,479	647,508		649,987
Issuance of common shares for cash	2,165,834	2,165	647,585		649,750
Stock based compensation			929,365		929,365
Net loss for the year				(2,019,938)	(2,019,938)
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		540,444
Conversion of convertible debt to common shares	2,297,044	2,297	795,419		797,716
Issuance of common shares for cash	9,984,950	9,985	3,059,715		3,069,700
Common share reconciliation difference with transfer agent	20,000	20	(20)		-
Relative fair value of detachable 325,000 warrants component of bridge loans financing			77,537		77,537
Conversion of bridge loans with accrued interest to common shares	1,273,378	1,273	416,809		418,082
Net loss for the year				(2,024,211)	(2,024,211)
Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)	1,953,480

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
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

The Company is a non-lethal defense technology company, specializing in the development of innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of products. These products consist of the Blunt Impact Projectile 40mm (BIP) line of products, and the Wireless Electric Projectile 40mm (WEP).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company has incurred a cumulative loss of $21,320,357 from inception to November 30, 2013 which includes a non-cash stock based compensation expense of $6,485,771 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company is considered a development stage enterprise since it has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculation of stock based compensation, estimating the useful life of its plant and equipment and accounting for converstion features on convertible debt transactions.

	b)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740- 10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2007 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2012.

	c)	Revenue Recognition

The Company’s revenue recognition policies follow common practice in the manufacturing industry. The Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable; and collectability is probable. For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use product has transferred to the customer. In addition, the company also recognizes revenue pursuant to a teaming agreement, wherein, if a contract is awarded and executed, revenue is recognized in accordance with the sharing of revenue as set out in the teaming agreement (also refer to note 12).

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

	d)	Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2013 and 2012 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2013, there were 1,510,000 options and 5,542,645 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2012, there were 1,660,000 options and 4,319,000 warrants outstanding, which were convertible into equal number of common shares of the Company.

	e)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

	f)	Research and Product Development

Research and Product Development costs, other than capital expenditures but including acquired research and product development costs, are charged against income in the period incurred.

	g)	Stock-Based Compensation

All awards granted to employees and non-employees after November 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of November 30, 2013 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended November 30, 2013 and 2012 was $Nil and $929,365 respectively.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

j)	Financial Instruments-Cont’d

Assets and liabilities measured at fair value as of November 30, 2013 and 2012 are classified below based on the three fair value hierarchy tiers described above:

	Carrying Value	Fair Value
November 30, 2013:
Cash and cash equivalents	$1,842,149	$1,842,149
Accounts receivable	$20,351	$20,351
Prepaid expenses and other receivables	$45,372	$7,200
Accounts payable and accrued liabilities	$106,529	$106,529

	Carrying Value	Fair Value
November 30, 2012:
Cash and cash equivalents	$232,471	$232,471
Accounts receivable	$-	$-
Accounts payable and accrued liabilities	$150,368	$150,368
Convertible debentures	$1,192,639	$1,192,639

Cash and cash equivalents have been measured using Level 1 of the Fair Value Hierarchy.

k)	Impairment of Long-lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

l)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit concentration.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

	m)	Intellectual Property

Four patent applications, one for the electrical mechanism and the other three for the mechanical mechanism of the WEP40, have been filed by the Company with the U.S. Patent Office. The Company has been issued four patents.

(a) Less-lethal Projectile: This issued patent relates to the Company’s distinctive collapsible ammunition head technology that absorbs kinetic energy of the projectile upon impact. The Corporation’s collapsible head is used in both the BIP and the WEP.

(b) Electronic Circuitry for Incapacitating a Living Target: This issued patent relates to the electronic circuitry incapacitation system which forms part of the WEP. The patent describes an electronic circuit which provides an electrical incapacitation current to a living target.

(c) Less-lethal Wireless Stun Projectile System for Immobilizing a Target by Neuro-Muscular Disruption: This issued patent describes the process by which the WEP operates with its attachment system to halt a target through a neuro-muscular-disruption system.

(d) Autonomous Operation of a Less-lethal Projectile: This pending patent describes a motion sensing system within the WEP. The sensor will monitor movement of the target and enable the electrical output until the target is subdued. The electrical pulse is programmed for an exact time-frame to specifications of the user.

The Company’s policy is to write off patent costs as they are incurred.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update did not have an impact on the financial statements of the Company.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the financial position or results of operations.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements-Cont’d

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, Technical Corrections and Improvements in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this guidance.

In July 2013, the FASB issued 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carry forward whenever the NOL or tax credit carry forward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact of this guidance.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		2013	2012
Accounts payable and accrued liabilities are comprised of the following:

Trade payables		$48,494	$-
Accrued liabilities-accrued interest	$		$94,179
Accrued liabilities-other liabilities		$58,035	$56,189
		$106,529	$150,368

Accrued liabilities-other liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

a)	Authorized
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

46,849,285 Common shares (2012: 31,472,433 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2013

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

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The Company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent. In addition the Company granted an option (the “Agent’s Option”) to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The Agent’s Option entitles the Agent and members of its selling group to purchase Common Shares at a price of CAD$0.40 (US $0.38) per Common Share until August 27, 2015.

Upon completion of the Offering, $700,000 face value of convertible debentures along with $97,716 of interest was converted to 2,297,044 Common Shares, resulting in the discharge of those debentures (see note 14).

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $24,246 (see note 15)

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269 (see note 15)

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502 (see note 15)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520 (see note 15)

During the quarter ended November 30, 2013, the holder of bridge loans converted the principal and interest totaling $ 378,525 into common shares at CAD$0.30 per share, resulting in gain on extinguishment of debt for $33,501.

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

During the three month period ended November 30, 2012, the Company issued 994,380 common shares for conversion of convertible debentures having face value of $146,500 (Convertible debenture 1), accrued interest of $23,076 and $35,160 recorded as additional payment common stock. The total for $204,736 was converted into 994,380 common shares.

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
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans which were replaced by the Incentive Stock Option Plan (the “2013 Plan”) that was issued in May, 2013.

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
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2013.

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

Year ended November 30, 2013

The Company did not issue any options during the year ended November 30, 2013.

As of November 30, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Year ended November 30, 2012

On January 4, 2012, the board of directors granted options to three directors to acquire a total of 775,000 common shares, one officer to acquire 20,000 common shares and two consultants to acquire a total of 110,000 common shares. The 905,000 options were issued at an exercise price of $0.13 per share and vest immediately with an expiry term of four years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date of grant of options	$0.13
Stock-based compensation cost	$113,292

On September 19, 2012 the board of directors approved the  exchange of  the 905,000 stock options issued on January 4, 2012,  to 905,000 warrants on terms identical to the terms of the existing stock options in the Company effective October 8, 2012.  This exchange did not result in any additional impact on the statement of operations.

On March 9, 2012, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) were exchanged into warrants on terms identical to the terms of the existing stock options in the Company.

On October 3, 2012, the board of directors granted options to two consultants to acquire 100,000 common shares each for a total of 200,000 common shares. The 200,000 options were issued at an exercise price of $0.42 per share and vest immediately with an expiry term of three years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	1.50%
Expected dividends	0%
Forfeiture rate	0%
Volatility	199.60%
Market price of Company’s common stock on date of grant of options	$0.42
Stock-based compensation cost	$77,096

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

On October 26, 2012, the board of directors granted options to one director to acquire a total of 1,000,000 common shares and to another director to acquire 100,000 common shares for a total of 1,100,000 options. These 1,100,000 options were issued at an exercise price of $0.45 per share and vest immediately with an expiry term of four years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	1.65%
Expected dividends	0%
Forfeiture rate	0%
Volatility	217.15%
Market price of Company’s common stock on date of grant of options	$0.50
Stock-based compensation cost	$534,905

As of November 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

The following table summarizes the options outstanding under the Stock Option Plan:

	Number of options
	2013	2012

Outstanding, beginning of year	1,660,000	1,450,000
Granted	-	2,205,000
Expired	(150,000)	(40,000)
Exercised	-	-
Forfeited	-	-
Cancelled/exchanged for warrants*	-	(1,955,000)
Outstanding, end of year	1,510,000	1,660,000
Exercisable, end of year	1,510,000	1,660,000

* Includes 1,755,000 options exchanged for 1,755,000 warrants on terms identical to the terms of the existing stock options in the Company. Includes 200,000 options cancelled on the resignation of two directors.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

	Option price	Number of options
Expiry date	per share	2013
June 30, 2014	$0.25	175,000
June 15, 2015	$0.20	35,000
October 2, 2015	$0.42	200,000
October 25, 2016	$0.45	1,100,000

TOTAL		1,510,000

Weighted average exercise price:
Options outstanding at end of year		$0.42
Options granted during the year		-
Options exercised during the year		-
Options expired during the year		0.50
Options cancelled during the year		-

	Option price	Number of options
Expiry date	per share	2012
April 11, 2013	$0.50	150,000
June 30, 2014	$0.25	175,000
June 15, 2015	$0.20	35,000
October 2, 2015	$0.42	200,000
October 25, 2016	$0.45	1,100,000

TOTAL		1,660,000

Weighted average exercise price:
Options outstanding at end of year	$0.42
Options granted during the year	$0.32
Options exercised during the year	$-
Options expired during the year	$0.50
Options cancelled during the year	$0.19

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

The share options outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2013	2012
	(Years)	(Years)
Total outstanding options	2.6	3.2
Total exercisable options	2.6	3.2

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2013

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stoc CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269 (see note 15)

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502 (see note 15)

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520 (see note 15)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

Year ended November 30, 2012

On January 4, 2012, the board of directors issued warrants to a Company in which the Chief Operating officer has an interest in, to acquire a total of 800,000 common shares. These warrants were issued at an exercise price of $0.13 per share with an expiry term of four years. The Company expensed stock based compensation cost of $100,148. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	206.87%
Market price of Company’s common stock on date of grant of options	$0.13
Compensation expense	$100,148

On March 9, 2012, all of the issued and outstanding stock options for common shares in the Company’s capital stock previously issued to Elad, Ilan Shalev and Haim Danon (being principals of Elad) were exchanged into warrants on terms identical to the terms of the existing stock options in the Company. (see note 6)

On August 9, 2012, the board of directors issued warrants to a Company owned and controlled by a director, to acquire a total of 400,000 common shares. These warrants were issued at an exercise price of $0.20 per share with an expiry term of four years. The Company expensed stock based compensation cost of $75,013. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	3.63%
Expected dividends	0%
Forfeiture rate	0%
Volatility	183.31%
Market price of Company’s common stock on date of grant of options	$0.20
Compensation expense	$75,013

On October 3, 2012, the board of directors issued warrants to a consultant, to acquire a total of 75,000 common shares. These warrants were issued at an exercise price of $0.42 per share with an expiry term of three years. The Company expensed stock based compensation cost of $28,911. The fair value of each warrant used for the purpose of estimating the compensation expense is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	1.5%
Expected dividends	0%
Forfeiture rate	0%
Volatility	199.60%
Market price of Company’s common stock on date of grant of options	$0.42
Compensation expense	$28,911

On September 19, 2012 the board of directors approved the exchange  of 905,000 stock options issued on January 4, 2012,  to  905,000 warrants on terms identical to the terms of the existing stock options in the Company effective October 8, 2012. (See note 6)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE WARRANTS-Cont’d

	Number of
	Warrants	Exercise	Expiry
	Granted	Prices	Date
		$
Outstanding at November 30, 2011 and average exercise price	1,289,000	0.22
Granted in year 2012	800,000	0.13	1/4/2016
Granted in year 2012*	850,000	0.25	6/30/2014
Granted in year 2012	400,000	0.20	8/9/2016
Granted in year 2012	75,000	0.42	10/2/2015
Granted in year 2012*	905,000	0.13	1/4/2016
Exercised	-	-
Forfeited	-	-
Expired	-	-
Cancelled	-	-
Outstanding at November 30, 2012 and average exercise price	4,319,000	0.19
Granted in year 2013	100,000	0.47	1/30/2015
Granted in year 2013	50,000	0.47	3/14/2015
Granted in year 2013	100,000	0.47	4/12/2015
Granted in year 2013	75,000	0.47	5/14/2015
Granted in year 2013	898,645	0.38	8/27/2015
Exercised	-	-
Forfeited	-	-
Expired	-	-
Cancelled	-	-
Outstanding at November 30, 2013 and average exercise price	5,542,645	0.23

Exercisable at November 30, 2013	5,542,645	0.23
Exercisable at November 30, 2012	4,319,000	0.19

* Total of 1,755,000 options were exchanged for 1,755,000 warrants on terms identical to the terms of the existing stock options in the Company

The warrants outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2013	2012
	(Years)	(Years)
Total outstanding warrants	1.6	2.8
Total exercisable warrants	1.6	2.8

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Year ended November 30, 2013

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $296,700 as management fees for payment to its three directors and expensed a total of $7,200 as automobile allowance. In addition, the Company reimbursed $164,118 to directors and officers for travel and entertainment expenses incurred for the Company.

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”) to a director. The holder has the option at any time prior to the maturity date to demand the payment of principal and interest (the “Demand Date”). Therefore, the principal amount of the note and interest is payable at the earlier of the demand date or the maturity date. In the event the holder demands payment, the Company has ten days to make payment. In the event the Company does not make payment within the ten day period, the holder has the option to convert the outstanding principal, interest, and top-up mechanism into common stock. The conversion price of the note is equal to the twenty day moving average of the trading market price on the date of conversion (“variable conversion price”). The holder is entitled to the maximum allowable discount. As a top-up mechanism, on or before the maturity date, the Company is required to pay the holder $5,847. This top-up mechanism is payable in addition the 6% interest due on the note. In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. On September 16, 2013, the Company repaid the bridge loan ($97,456), accrued interest ($2,980), and top-up mechanism ($5,847) totaling $106,283 in full. As a result of the repayment, a gain on extinguishment of debt amounting to $11,107 was recorded.

The Company expensed $58,530 for services provided by the CFO of the Company and $240,000 for services provided by a Company in which the Chief Operating Officer has an interest.

Year ended November 30, 2012

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $272,400 as management fees for payment to its three directors and expensed a total of $6,600 as automobile allowance. In addition, the Company reimbursed $173,111 to directors and officers for travel and entertainment expenses incurred for the Company.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

9.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation.

		November 30, 2013		November 30, 2012
			Accumulated		Accumulated
		Cost	Depreciation	Cost	Depreciation
		$	$	$	$
Computer equipment		37,573	31,267	37,573	28,565
Furniture and fixtures		18,027	14,006	18,027	12,282
Leasehold Improvements		23,721	10,057	8,252	8,252
Moulds		171,890		142,140
			43,744		11,845
		251,211	99,074	205,992	60,944

Net carrying amount	$		152,137		$145,048
Depreciation expense	$		38,130		$20,585

10.	INCOME TAXES

The Company has certain non-capital losses of approximately $14,371,847 (2012: $12,453,120) available, which can be applied against future taxable income and which expire as follows:

2025	$188,494
2026	609,991
2027	1,731,495
2028	3,174,989
2029	2,792,560
2030	2,044,857
2031	854,218
2032	1,056,516
2033	1,918,727
$14,371,847

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows:

	$ November	$ November
	30, 2013	30, 2012
Loss before income taxes	(2,024,211)	(2,019,938)
Applicable statutory tax rate	35.0%	35.0%
Income tax recovery at statutory rate	(708,474)	(706,978)
Permanent differences	60,566	337,198
Tax benefit not recognized	647,908	369,780
Income taxes – current and deferred	$-	$-

Reconciliation of statutory tax rate to the effective income tax rate is as follows:

Federal statutory income tax rate	35.0%
Deferred tax asset valuation allowance	(35.0)%

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2013 and 2012 are as follows:

	2013	2012
Operating losses available to offset future income-taxes	$14,371,847	$12,453,120

Expected Income tax recovery at statutory rate of 35% (2012: 35.0%)	$(5,030,146)	$(4,358,592)
Undeducted share issue costs	(239,958)	-
Valuation Allowance	$5,270,104	$4,358,592
Net deferred tax assets	-	-

As the company is in the development stage and has not earned significant revenues, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2013 and 2012. Management believes the Company has no uncertain tax position

11.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

a) Consulting agreements:

The directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed an agreement with a company in which a director, Allen Ezer, has an interest in, for a period of two years to pay compensation of $8,500 per month with a 5% increase on the first anniversary date for services rendered. Either party may terminate the consulting agreement by giving 30 days written notice.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $12,000 per month, with an annual 5% increase and a car allowance of $600 per month. The agreement expires on December 31, 2016. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks notice.

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI expensed $240,000 during the year ended November 30, 2013. The company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2013, the company has not exercised its right to accept this compensation in shares.

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $10,000 per month. The consultant has agreed to act as a corporate advisor to assist in the development of strategies and tactics to improve the Company’s external communication of its corporate strategy and asset value. The agreement is for a period of six months. Either party may terminate the consulting agreement by giving 15 days written notice.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate markets advisory services The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a rent of Canadian $6,399 per month.

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2014 at a rent of $1,418 per month.

CONTINGENCIES

In November of 2013, a former officer filed a suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. Management of the Company believes this suit is without merit and the Company intends to vigorously defend against the suit and as such no provision for any potential payment has been expensed.

12.      EXCLUSIVE SALES AND SUPPLY AGREEMENTS

a)        Sales Agreement

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

The Teaming Agreement will terminate on December 20, 2016. The Teaming Agreement may also expire if a time period of two years from the effective date of the agreement passes without a bona fide arms length contract being executed and delivered with respect to BIP ammunition. It will also terminate if either party is in material breach of the Agreement or a subcontract that hasn’t been resolved, if any required governmental licenses or approvals or permits are revoked, in the event of a debarment or suspension of a party at the option of the other party, and by the mutual written agreement of the parties. Also see note 18(b).

b)        Supply agreement

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

13.	SEGMENT DISCLOSURES

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the research and product development for its wireless electric ammunition, as well as its blunt impact projectile. All assets of the business are located in Canada except for accounts receivable for $20,351 (2012: $nil) and plant and equipment comprising of moulds for $128,146 (2012: $130,295) which is located in the United States of America.

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

Year ended November 30, 2013

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

This resulted in the complete discharge of all convertible debt.

Year ended November 30, 2012

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS - Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS - Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS

$199,342 (CAD $200,000) Convertible Bridge Loan

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). The holder has the option at any time prior to the maturity date to demand the payment of principal and interest (the “Demand Date”). Therefore, the principal amount of the note and interest is payable at the earlier of the demand date or the maturity date. In the event the holder demands payment, the Company has ten days to make payment. In the event the Company does not make payment within the ten day period, the holder has the option to convert the outstanding principal, interest, and top-up mechanism into common stock. The conversion price of the note is equal to the twenty day moving average of the trading market price on the date of conversion (“variable conversion price”). The holder is entitled to the maximum allowable discount. As a top-up mechanism, on or before the maturity date, the Company is required to pay the holder $11,961. This top-up mechanism is payable in addition the 6% interest due on the note. In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years.

The Company evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. Even though the instrument's conversion price used to calculate the settlement amount is not fixed the embedded conversion feature is still considered “indexed to an entity's own stock” under the guidance of ASC 815 because the only variables that could affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares. However, the conversion feature did not meet the conditions for equity classification provided in paragraphs 11 through 35 of ASC 815-40-25 because due to the variable conversion price contained in the contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. Therefore, the conversion feature requires bifurcation and liability classification. There were no terms or features contained in the warrant agreement that would preclude the warrants from achieving equity classification.

The following table reflects the allocation on the financing date:

Convertible Bridge Loans	$199,342 Face Value
Proceeds	$(199,342)
Embedded conversion feature	159,268
Paid in capital (warrants)	24,246
Convertible bridge loans	15,828

On September 16, 2013, the holder converted the bridge loan ($199,342), accrued interest ($7,504), and top-up mechanism ($11,961) totaling $218,807 into 736,078 shares of common stock. Prior to the conversion, the discount of $183,514 was amortized up to face value using the effective interest method.

$97,456 (CAD $100,000) Convertible Bridge Loan

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). The holder has the option at any time prior to the maturity date to demand the payment of principal and interest (the “Demand Date”). Therefore, the principal amount of the note and interest is payable at the earlier of the demand date or the maturity date. In the event the holder demands payment, the Company has ten days to make payment. In the event the Company does not make payment within the ten day period, the holder has the option to convert the outstanding principal, interest, and top-up mechanism into common stock. The conversion price of the note is equal to the twenty day moving average of the trading market price on the date of conversion (“variable conversion price”). The holder is entitled to the maximum allowable discount. As a top-up mechanism, on or before the maturity date, the Company is required to pay the holder $5,847. This top-up mechanism is payable in addition the 6% interest due on the note. In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS - Cont'd

The Company has evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. Even though the instrument's conversion price used to calculate the settlement amount is not fixed the embedded conversion feature is still considered “indexed to an entity's own stock” under the guidance of ASC 815 because the only variables that could affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares. However, the conversion feature did not meet the conditions for equity classification provided in paragraphs 11 through 35 of ASC 815-40-25 because due to the variable conversion price contained in the contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. Therefore, the conversion feature requires bifurcation and liability classification. There were no terms or features contained in the warrant agreement that would preclude the warrants from achieving equity classification.

The following table reflects the allocation on the financing date:

Convertible Bridge Loans	$97,456 Face Value
Proceeds	$(97,456)
Embedded conversion feature	56,477
Paid in capital (warrants)	11,269
Convertible bridge loans	29,710

On September 16, 2013, the Company repaid the bridge loan ($97,456), accrued interest ($2,980), and top-up mechanism ($5,847) totaling $106,283 in full. As a result of the repayment, a gain on extinguishment of debt amounting to $11,107 was recorded. Prior to the repayment, the discount of $67,746 was amortized up to face value using the effective interest method.

$197,355 (CAD $200,000) Convertible Bridge Loan

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). The holder has the option at any time prior to the maturity date to demand the payment of principal and interest (the “Demand Date”). Therefore, the principal amount of the note and interest is payable at the earlier of the demand date or the maturity date. In the event the holder demands payment, the Company has ten days to make payment. In the event the Company does not make payment within the ten day period, the holder has the option to convert the outstanding principal, interest, and top-up mechanism into common stock. The conversion price of the note is equal to the twenty day moving average of the trading market price on the date of conversion (“variable conversion price”). The holder is entitled to the maximum allowable discount. As a top-up mechanism, on or before the maturity date, the Company is required to pay the holder $11,841. This top-up mechanism is payable in addition the 6% interest due on the note. In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of $0.50 per share and a time to expiration of two years.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS - Cont'd

The Company has evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. Even though the instrument's conversion price used to calculate the settlement amount is not fixed the embedded conversion feature is still considered “indexed to an entity's own stock” under the guidance of ASC 815 because the only variables that could affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares. However, the conversion feature did not meet the conditions for equity classification provided in paragraphs 11 through 35 of ASC 815-40-25 because due to the variable conversion price contained in the contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. Therefore, the conversion feature requires bifurcation and liability classification. There were no terms or features contained in the warrant agreement that would preclude the warrants from achieving equity classification.

The following table reflects the allocation on the financing date:

Convertible Bridge Loans	$197,355 Face Value
Proceeds	$(197,355)
Embedded conversion feature	105,423
Paid in capital (warrants)	20,502
Convertible bridge loans	71,430

On September 16, 2013, the Company repaid the bridge loan ($197,355), accrued interest ($5,093), and top-up mechanism ($11,841) totaling $214,289 in full. As a result of the repayment, a gain on extinguishment of debt amounting to $22,394 was recorded. Prior to the repayment, the discount of $125,925 was amortized up to face value using the effective interest method.

$147,812 (CAD $150,000) Convertible Bridge Loan

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). The holder has the option at any time prior to the maturity date to demand the payment of principal and interest (the “Demand Date”). Therefore, the principal amount of the note and interest is payable at the earlier of the demand date or the maturity date. In the event the holder demands payment, the Company has ten days to make payment. In the event the Company does not make payment within the ten day period, the holder has the option to convert the outstanding principal, interest, and top-up mechanism into common stock. The conversion price of the note is equal to the twenty day moving average of the trading market price on the date of conversion (“variable conversion price”). The holder is entitled to the maximum allowable discount. As a top-up mechanism, on or before the maturity date, the Company is required to pay the holder $8,869. This top-up mechanism is payable in addition the 6% interest due on the note. In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years.

The Company has evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. Even though the instrument's conversion price used to calculate the settlement amount is not fixed the embedded conversion feature is still considered “indexed to an entity's own stock” under the guidance of ASC 815 because the only variables that could affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares. However, the conversion feature did not meet the conditions for equity classification provided in paragraphs 11 through 35 of ASC 815-40-25 because due to the variable conversion price contained in the contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. Therefore, the conversion feature requires bifurcation and liability classification. There were no terms or features contained in the warrant agreement that would preclude the warrants from achieving equity classification.

The following table reflects the allocation on the financing date:

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
November 30, 2013 and 2012
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS - Cont'd

Convertible Bridge Loans	$147,812 Face Value
Proceeds	$(147,812)
Embedded conversion feature	101,422
Paid in capital (warrants)	21,520
Convertible bridge loans	24,870

On September 16, 2013, the holder converted the bridge loan ($147,812), accrued interest ($3,037), and top-up mechanism ($8,869) totaling $159,718 into 537,300 shares of common stock. Prior to the conversion, the discount of $122,942 was amortized up to face value using the effective interest method.

16.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Liabilities

The convertible bridge loans as described in Note 15 contained embedded conversion features that embodied terms and features that required the instruments to be bifurcated and carried as derivative liabilities. However, as of the reporting date these derivative financial instruments were either fully converted or fully repaid. As a result, there are no derivative financial instruments as of November 30, 2013.

The following table illustrates the amounts that were reflected in our earnings related to our derivatives for the year ended November 30, 2013:

Year Ended
Derivative income (expense):	November 30, 2013
$ 199,342 face value convertible bridge loan (embedded conversion feature)	$136,402
$ 97,456 face value convertible bridge loan (embedded conversion feature)	45,370
$ 197,355 face value convertible bridge loan (embedded conversion feature)	83,029
$ 147,812 face value convertible bridge loan (embedded conversion feature)	84,731
Total derivative income	$349,532

17.	DEFERRED COSTS

As of November 30, 2012, this represented the corporate finance fees and retainer given to an agent to commence due diligence and processing of public offering. This cost was deferred and upon completion of this transaction a charge was made to share capital during the year ended November 30, 2013.

18.	SUBSEQUENT EVENTS

a)	Subsequent to the year end, on February 3, 2014, the Company incorporated a 100% owned subsidiary in Canada named “Security Devices International Canada Corp”

b)	The Company’s relationship with Chemring {note 12(a)} will now be focused more on marketing the products to the Company’s global sales channels.