Form 10-Q
period 2014-02-28
Security Devices International Inc.
filed 2014-04-14
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Registrant's telephone number including area code: (905) 582-6402

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
Yes [   ]     No [X]

As of April 10, 2014, the Company had 46,849,285 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No
Interim Consolidated Balance Sheets as at February 28, 2014 and November 30, 2013	1

Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended February 28, 2014 and February 28, 2013 and the period from inception (March 1, 2005) to February 28, 2014	2

Interim Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and February 28, 2013 and the period from inception (March 1, 2005) to February 28, 2014	3

Interim Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended February 28, 2014 and the period from inception (March 1, 2005) to February 28, 2014	4

Condensed Notes to Interim Consolidated Financial Statements	5-15

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As at February 28, 2014 and November 30, 2013
(Amounts expressed in US Dollars)

	February 28,	November
		30,
	2014	2013
	(unaudited)	(audited)
	$	$

ASSETS

CURRENT
Cash and cash equivalent	1,397,155	1,842,149
Accounts Receivable	21,154	20,351
Inventory (Note 13)	23,777	-
Prepaid expenses and other receivables	11,258	45,372

Total Current Assets	1,453,344	1,907,872
Plant and Equipment (Note 4)	141,995	152,137

TOTAL ASSETS	1,595,339	2,060,009

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	120,296	106,529
Total Current Liabilities	120,296	106,529
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments and Contingencies (Note 9)
Subsequent Events (Note 14)

STOCKHOLDERS' EQUITY
Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2013 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock. Common stock, $0.001 par value 100,000,000 shares authorized (2013: 100,000,000), 46,849,285 issued and outstanding (2013: 46,849,285)	46,849	46,849
Additional Paid-In Capital	23,226,988	23,226,988
Deficit Accumulated During the Development Stage	(21,798,794)	(21,320,357)

Total Stockholders' Equity	1,475,043	1,953,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,595,339	2,060,009

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive loss
For the Three Months Ended February 28, 2014 and February 28, 2013 and the Period from
Inception
(March 1, 2005) to February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
	Cumulative	three month	three month
	since	period	period
	inception	ended	ended
	(March 1,	February 28,	February
			28,
	2005)	2014	2013

	$	$	$

SALES	34,612	4,516	-

COST OF SALES	(19,553)	(2,174)	-

GROSS PROFIT
	15,059	2,342	-

EXPENSES:
Research and Product Development cost (recovery)	7,473,781	-	-
Depreciation	109,216	10,142	8,214
General and administration	13,979,455	474,695	424,999

TOTAL OPERATING EXPENSES	21,562,452	484,837	433,213
LOSS FROM OPERATIONS	(21,547,393)	(482,495)	(433,213)

Other Expense-Interest	(879,280)	-	(36,435)
Other Income-Derivative financial instrument	349,532	-	-
Other Income-Interest	278,347	4,058	-
LOSS BEFORE INCOME TAXES	(21,798,794)	(478,437)	(469,648)

Income taxes	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	(21,798,794)	(478,437)	(469,648)

Loss per share – basic and diluted		(0.01)	(0.01)

Weighted average common shares outstanding		46,849,285	32,353,157

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2014 and February 28, 2013 and the Period from
Inception
(March 1, 2005) to February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

				For the		For the
				three		three
				months		months
		Cumulative		ended		ended
		since inception		February 28,		February 28,
		(March 1,		2014		2013
		2005)
	$		$		$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period		(21,798,794)		(478,437)		(469,648)
Items not requiring an outlay of cash:
Issue of shares for services		584,500		-		-
Fair value of options and warrants (included in general and administration expenses)		6,485,771		-		38,183
Recovery of accounts payable		(215,143)		-		-
Loss on cancellation of common stock		34,400		-		-
Depreciation		109,216		10,142		8,214
Interest on convertible debt converted to stock		79,752
Amortization of debt discount		579,427		-		3,968
Amortization of deferred financing cost		35,160		-		-
Gain on extinguishment of debt included in general and administration expenses		(33,501)
Derivative financial instrument		(349,532)
Changes in non-cash working capital:
Accounts receivable		(21,154)		(803)
Prepaid expenses and other receivables		(11,258)		34,114		(6,114)
Inventory		(23,777)		(23,777)		-
Deferred costs		-		-		(20,000)
Accounts payable and accrued liabilities		481,717		13,767		64,339

NET CASH USED IN OPERATING ACTIVITIES		(14,063,216)		(444,994)		(381,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment		(251,211)		-		-

NET CASH USED IN INVESTING ACTIVITIES		(251,211)		-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares		13,538,600		-		-
Proceeds from convertible debentures		1,788,328		-		-
Repayment of convertible debentures		(30,000)
Proceeds from bridge loans		641,965
Repayment of bridge loans		(294,811)
Cancellation of common stock		(50,000)		-		-
Loan from non related party		-		-		200,000
Exercise of stock options		117,500		-		-

NET CASH PROVIDED BY FINANCING ACTIVITIES		15,711,582		-		200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD		1,397,155		(444,994)		(181,058)
Cash, beginning of period		-		1,842,149		232,471
CASH AND CASH EQUIVALENT END OF PERIOD		1,397,155		1,397,155		51,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID		-		-		-

INTEREST PAID		-		-		-

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Interim Consolidated Statement of Changes in Stockholders’ Deficit
For the period from inception (March 1, 2005) to February 28, 2014.
(Amounts expressed in US Dollars)
(Unaudited)

	Number of	Common	Additional	Deficit
	Common	Shares	Paid-in	Accumulated
				During
	Shares	amount	Capital	Development	Total
				Stage
	$	$	$	$	$
Balance as of March 1, 2005	-	-	-	-	-
Issuance of Common shares for professional services	6,525,000	6,525	58,725	-	65,250
Issuance of common shares for cash	397,880	398	99,072		99,470
Net loss for the period	-	-	-	(188,699)	(188,699)
Balance as of November 30, 2005	6,922,880	6,923	157,797	(188,699)	(23,979)
Issuance of common shares for cash	956,000	956	94,644	-	95,600
Issuance of common shares for cash	286,000	286	49,764	-	50,050
Issuance of common shares to consultant for services	50,000	50	8,700	-	8,750
Issuance of common shares for cash	2,000,000	2,000	398,000	-	400,000
Exercise of stock options	950,000	950	94,050	-	95,000
Issuance of common shares for cash (net of agent commission)	200,000	200	179,785	-	179,985
Stock subscriptions received			1,165,500	-	1,165,500
Stock based compensation	-	-	1,049,940	-	1,049,940
Net loss for the year	--	-	--	(1,660,799)	(1,660,799)
Balance as of November 30, 2006	11,364,880	11,365	3,198,180	(1,849,498)	1,360,047
Issuance of common shares for stock Subscriptions received in prior year	1,165,500	1,165	(1,165)	-	-
Issuance of common shares for cash	1,170,670	1,171	1,169,499		1,170,670
Issuance of common shares for cash and services	50,000	50	154,950		155,000
Issuance of common shares for cash (net of expenses)	2,139,000	2,139	4,531,236		4,533,375
Cancellation of stock	(1,560,000)	(1,560)	(14,040)		(15,600)
Stock based compensation			2,446,433		2,446,433
Issue of warrants			357,094		357,094
Net loss for the year	-	-	-	(4,827,937)	(4,827,937)
Balance as of November 30, 2007	14,330,050	14,330	11,842,187	(6,677,435)	5,179,082
Exercise of stock options	117,000	117	11,583		11,700
Stock based compensation	-	-	1,231,056	-	1,231,056
Net loss for the year	-	-	-	(4,401,786)	(4,401,786)
Balance as of November 30, 2008	14,447,050	14,447	13,084,826	(11,079,221)	2,020,052
Issuance of common shares for cash	788,000	788	196,212		197,000
Stock based compensation	-	-	177,990	-	177,990
Compensation expense for warrants			4,223		4,223
Net loss for the year	-	-	-	(2,974,467)	(2,974,467)
Balance as of November 30, 2009	15,235,050	15,235	13,463,251	(14,053,688)	(575,202)
Issuance of common shares for cash	8,143,000	8,143	1,665,157		1,673,300
Issuance of common shares For services	2,500,000	2,500	428,000		430,500
Stock subscriptions received			30,000		30,000
Stock based compensation			289,670		289,670
Net loss for the year				(2,320,962)	(2,320,962)
Balance as of November 30, 2010	25,878,050	25,878	15,876,078	(16,374,650)	(472,694)
Issuance of common shares for cash	800,000	800	159,200		160,000
Issuance of common shares for Common shares issued for stock subscriptions received in prior year	150,000	150	(150)
Beneficial conversion feature on Convertible debt			29,300		29,300
Net loss for the year				(901,558)	(901,558)
Balance as of November 30, 2011	26,828,050	26,828	16,064,428	(17,276,208)	(1,184,952)
Beneficial conversion features on convertible debt			50,000		50,000
Conversion of convertible debt to common shares	2,478,549	2,479	647,508		649,987
Issuance of common shares for cash	2,165,834	2,165	647,585		649,750
Stock based compensation			929,365		929,365
Net loss for the year				(2,019,938)	(2,019,938)
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		540,444
Conversion of convertible debt to common shares	2,297,044	2,297	795,419		797,716
Issuance of common shares for cash	9,984,950	9,985	3,059,715		3,069,700
Common share reconciliation difference with transfer agent	20,000	20	(20)		-
Relative fair value of detachable 325,000 warrants component of bridge loans financing			77,537		77,537
Conversion of bridge loans with accrued interest to common shares	1,273,378	1,273	416,809		418,082
Net loss for the year				(2,024,211)	(2,024,211)
Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)	1,953,480
Net loss for the period				(478,437)	(478,437)
Balance as of February 28, 2014	46,849,285	46,849	23,226,988	(21,798,794)	1,475,043

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2013. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2014 and November 30, 2013, the results of its operations for the three-month periods ended February 28, 2014 and February 28, 2013, and its cash flows for the three-month periods ended February 28, 2014 and February 28, 2013. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 28, 2014 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim consolidated financial statements for the period ended February 28, 2014 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company has incurred a cumulative loss of $21,798,794 from inception to February 28, 2014 which includes a non-cash stock based compensation expense of $6,485,771 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company is considered a development stage enterprise in accordance with ASC 915 since it has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	February 28, 2014		November 30, 2013
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	37,573	31,740	37,573	31,267
Furniture and fixtures	18,027	14,308	18,027	14,006
Leasehold Improvements	23,721	10,830	23,721	10,057
Moulds	171,890	52,338	171,890	43,744
	251,211	109,216	251,211	99,074

Net carrying amount		$141,995		$152,137

Depreciation expense		$10,142 (3 months)		38,130 (12 months)

5.	CAPITAL STOCK

a)	Authorized

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

46,849,285 Common shares (2013: 46,849,285 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
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

Upon completion of the Offering, $700,000 face value of convertible debentures along with $97,716 of interest was converted to 2,297,044 Common Shares, resulting in the discharge of those debentures (see note 11).

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $24,246 (see note 12)

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269 (see note 12)

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502 (see note 12)

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520 (see note 12)

During the quarter ended November 30, 2013, the holder of bridge loans converted the principal and interest totaling $ 378,525 into common shares at CAD$0.30 per share, resulting in gain on extinguishment of debt for $33,501.

Three- months ended February 28, 2014

The Company did not issue any shares during the three month period ended February 28, 2014.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans which were replaced by the Incentive Stock Option Plan (the “2013 Plan”) that was issued in May, 2013.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at February 28, 2014.

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

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at February 28, 2014.

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

Three month period ended February 28, 2014

The Company did not issue any options during the period ended February 28, 2014.

As of February 28, 2014 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2013

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

Three month period ended February 28, 2014

The Company did not issue any warrants during the period ended February 28, 2014.

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 28, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $64,780 as management fees to its two directors and expensed a total of $1,800 as automobile allowance.

The Company expensed $6,000 for services provided by the CFO of the Company and $60,000 for services provided by a corporation in which the Chief Operating Officer has an interest. .

The Company reimbursed $32,263 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
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

The Company reimbursed $44,759 to directors and officers for travel and entertainment expenses incurred for the Company.

9.	COMMITMENTS AND CONTINGENCIES

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

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI paid in cash and expensed $240,000 during the year ended November 30, 2013. The company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2013, the company has not exercised its right to accept this compensation in shares.

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

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate market advisory services The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

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

10.	EXCLUSIVE SUPPLY AGREEMENT

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

11.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

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

This resulted in the complete discharge of all convertible debt.

12.	CONVERTIBLE BRIDGE LOANS

Year ended November 30, 2013

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

12.	CONVERTIBLE BRIDGE LOANS - Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

12.	CONVERTIBLE BRIDGE LOANS - Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Interim Consolidated Financial Statements
February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

13.	INVENTORY

Inventory as of February 28, 2014 consist of Blunt Impact Projectiles 40mm which are held at the BIP manufacturer.

14.	SUBSEQUENT EVENTS

On March 19, 2014, the board of directors granted options to five consultants to acquire a total of 400,000 common shares. The 400,000 options were issued at an exercise price of $0.31 (CAD$0.35) per share and vest immediately with an expiry term of three years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	151.63%
Market price of Company’s common stock on date of grant of options	$0.16
Stock-based compensation cost	$47,897

The Company will expense stock based compensation cost of $47,897 during the quarter ending May 31, 2014.

PART II

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED FEBRUARY 28, 2014

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2013.

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

The Company attended several military tradeshows through 2011 and signed a teaming agreement with Chemring Ordnance Inc. (“Chemring”), of Perry, Florida in December 2011. The agreement gave Chemring the non-exclusive right to market and sell the BIP worldwide for a five- year term. The Company has retained the right to market the BIP directly to military, law enforcement and government agencies outside of Chemring’s sales channels. The Company’s relationship with Chemring is now focused more on marketing the products to the Company’s global sales channels

Research and development for the BIP was completed in the summer of 2012.

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

Also during the quarter, several federal, provincial, state, and municipal government agencies ordered small batches of operational rounds, as well as varied rounds for testing and evaluation, across North America.

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

The nature of a military’s role has changed significantly to the extent that the military becomes actively engaged in the policing of civilian populations. This is where the military in effect, intersects with local police forces to support and uphold national and regional law. Today, military units are involved in ongoing conflicts that bring them into direct contact with civilian populations in Iraq, Afghanistan and various countries in the Middle East. Soldiers who are deployed in humanitarian roles are often subject to rules of engagement, which disallow the use of deadly force unless soldiers encounter a lethal threat. The military requires less-lethal deterrent ammunition for use in crowd and riot control, perimeter security and pilfering situations. In management’s opinion, less-lethal ammunition means a greater opportunity to preserve life.

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

Significant Events

During the third quarter of 2013, the Company completed the following events:

•	the Company was given conditional approval from the Ontario Securities Commission (OSC) for a public offering
•	the Company filed its amended and restated prospectus with the OSC and TSX Venture Exchange
•	the Company completed its Initial Public Offering on the TSX Venture Exchange, raising a gross proceeds of CDN $3,993,980

General

•	As of April 14, 2014, SDI had consultants and no full-time employees.
•

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

•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $21,798,794 from inception to February 28, 2014 which includes a non-cash stock based compensation expense of $6,485,771 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company is considered a development stage enterprise since it has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 28, 2014

		Three- month		Three- month
		period		period
		February 28,		February 28 ,
		2014		2013
		(unaudited)		(unaudited)
	$		$

Net loss for the three month period		478,437		469,648
Basic and diluted loss per share		0.01		0.01
Total assets		1,595,339		254,061

Total liabilities		120,296		1,070,870
Cash dividends per share		-		-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2014 has not realized significant revenues. The Company is considered a development stage enterprise in accordance with ASC 915 since it has not realized significant revenues.. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending February 28, 2014 with comparatives are as follows:

Operating Results	For the three months ended	For the three months ended
	February 28,	February 28 ,
	2014	2013

Sales	4,516	-
Cost of sales	(2,174)	-
Gross Profit	2,342	-
Operating Expenses	$ 484,837	$ 433,213
Other expenses -Interest	-	$ 36,435
Net Loss for Period	$ 478,437	$ 469,648

(Loss) per Share	($0.01)	($0.01)

The Company’s selected information for the quarter ended February 28, 2014 (unaudited) and November 30, 2013 (audited) are as follows:

	February 28,	November
	2014	30, 2013

Total current assets	1,453,344	1,907,872
Total assets	1,595,339	2,060,009
Total current liabilities	120,296	106,529
Total liabilities	120,296	106,529
Stockholders’ equity	1,475,043	1,953,480

Net loss for the three months ended February 28, 2014 was $478,437 ($0.01per share) as compared to $469,648 ($0.01per share) for the three month period ended February 28, 2013. The major variance in net loss for the three months in 2014 as compared with 2013 is attributable to the following:

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

Cash Flows

Net cash used in operations for the three months ended February 28, 2014, was $444,994 as compared to $381,058 used for the three months ended February 28, 2013. The major components of change relate to:

The Company’s inventory costs increased by $23,777 in 2014 as compared to $nil in 2013. This increase represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $nil during the three month period ended February 28, 2014 as compared to $ nil for the same period for prior year.

Net Cash flow from financing activities was $nil in 2014 as compared to an inflow of $200,000 in 2013.

There was an overall decrease in cash and cash equivalent of $444,994 in 2014 as compared to a decrease in cash and cash equivalent of $181,058 during 2013.

Liquidity and Capital Resources

As at February 28, 2014, cash and cash equivalent was $1,397,155, as compared to $1,842,149 at November 30, 2013. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At February 28, 2014, the Company had a working capital of $1,333,048. The major components are as follows; cash and cash equivalent $1,397,155; prepaid expenses and other receivables $11,258; Inventory for $23,777; accounts receivable for $21,154 and accounts payable and accrued liabilities of $120,296.

At November 30, 2013, the Company had a working capital of $1,801,343. The major components are as follows; cash and cash equivalent $1,842,149; prepaid expenses and other receivables $45,372; accounts receivable for $20,351 and accounts payable and accrued liabilities of $106,529.

During the period from inception (March 1, 2005) through February 28, 2014, SDI’s operations used $14,063,216 in cash. During this period SDI purchased $251,211of equipment and raised $15,711,582 from financing activities. There are no assurances that the Company can continue to raise equity financing to fund its operations. SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Transactions with related parties

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 28, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $64,780 as management fees to its two directors and expensed a total of $1,800 as automobile allowance.

The Company expensed $6,000 for services provided by the CFO of the Company and $60,000 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $32,263 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI paid in cash and expensed $240,000 during the year ended November 30, 2013. The company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2013, the company has not exercised its right to accept this compensation in shares.

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

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate market advisory services The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

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

Outstanding share data

As of April 10, 2014, the Company had 46,849,285 issued and outstanding shares of common stock.

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

Legal proceedings

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

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2014, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

     Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing material weakness, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have several Directors with business experience and spending time with the business.
•	We have established an audit committee of our board of directors. The audit committee will provide oversight of our accounting and financial reporting;
•	We have a Chief Financial Officer who has knowledge of, and experience regarding, U.S. GAAP and SEC reporting requirements.

Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and interim financial statements.

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 28, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended February 28, 2014.

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

Date: April 14, 2014

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: April 14, 2014

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer