Form 10-Q
period 2014-05-31
Security Devices International Inc.
filed 2014-07-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes [   ]     No [X]

As of July 15, 2014, the Company had 46,849,285 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM FINANCIAL STATEMENTS

MAY 31, 2014

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
INTERIM FINANCIAL STATEMENTS

MAY 31, 2014

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at May 31, 2014 and November 30, 2013
(Amounts expressed in US Dollars)

	May 31,	November 30,
	2014	2013
	(unaudited)	(audited)
	$	$

ASSETS

CURRENT
Cash and cash equivalent	830,813	1,842,149
Accounts Receivable	12,772	20,351
Inventory (Note 13)	33,024	-
Prepaid expenses and other receivables	61,226	45,372

Total Current Assets	937,835	1,907,872
Plant and Equipment (Note 4)	168,223	152,137

TOTAL ASSETS	1,106,058	2,060,009

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	92,582	106,529
Total Current Liabilities	92,582	106,529
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments and Contingencies (Note 9)
Subsequent Events (Note 14)

STOCKHOLDERS' EQUITY
Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2013 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock. Common stock, $0.001 par value 100,000,000 shares authorized (2013: 100,000,000), 46,849,285 issued and outstanding (2013: 46,849,285)	46,849	46,849
Additional Paid-In Capital	23,415,458	23,226,988
Deficit	(22,429,888)	(21,320,357)
Accumulated other comprehensive loss	(18,943)	-
Total Stockholders' Equity	1,013,476	1,953,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,106,058	2,060,009

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
For the Six months and Three Months Ended May 31, 2014 and May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	six months	six months	three	three
			months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
	$	$	$	$

SALES	29,119	-	24,603	-
COST OF SALES	(16,539)	-	(14,365)	-
GROSS PROFIT	12,580	-	10,238	-

EXPENSES:
Depreciation	21,539	17,181	11,397	8,967
General and administration	1,106,617	927,908	631,922	502,909
TOTAL OPERATING EXPENSES	1,128,156	945,089	643,319	511,876
LOSS FROM OPERATIONS	(1,115,576)	(945,089)	(633,081)	(511,876)
Other expense- Interest	-	(87,321)	-	(50,886)
Other Income-Interest	6,045	-	1,987	-
LOSS BEFORE INCOME TAXES	(1,109,531)	(1,032,410)	(631,094)	(562,762)
Income taxes	-	-	-	-
NET LOSS	(1,109,531)	(1,032,410)	(631,094)	(562,762)
Foreign exchange translation adjustment for the period	(18,943)	-	(18,943)	-
COMPREHENSIVE LOSS	(1,128,474)	(1,032,410)	(650,037)	(562,762)
Loss per share - basic and diluted	(0.02)	(0.03)	(0.01)	(0.02)
Weighted average number of common shares outstanding	46,849,285	32,818,594	46,849,285	33,273,913

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2014 and May 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	six months	six months
	ended	ended
	May 31,	May 31,
	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(1,109,531)	(1,032,410)
Items not requiring an outlay of cash:
Fair value of options and warrants (included in general and administration expenses)	188,470	99,245
Depreciation	21,539	17,181
Amortization of debt discount	-	8,022
Changes in non-cash working capital:
Accounts receivable	7,579
Prepaid expenses and other receivables	(15,854)	1,073
Inventory	(33,024)
Deferred costs	-	(61,230)
Accounts payable and accrued liabilities*	(13,947)	231,531

NET CASH USED IN OPERATING ACTIVITIES	(954,768)	(736,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(37,625)	(45,219)

NET CASH USED IN INVESTING ACTIVITIES	(37,625)	(45,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	96,700
Loan from non-related parties	-	531,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	628,550

Effects of foreign currency exchange rate changes	(18,943)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(1,011,336)	(153,257)
Cash, beginning of period	1,842,149	232,471
CASH AND CASH EQUIVALENT END OF PERIOD	830,813	79,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	-	-

*Excludes the conversion of accrued interest for $40,444 into common shares during the six month period ended May 31, 2013

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common		Additional		Accumulated
	Common	Shares	Paid-in		Other
					Comprehensive
	Shares	amount	Capital	Deficit	Income	Total
					(loss)
	$	$	$	$	$	$
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	-	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		-	540,444
Conversion of convertible debt to common shares	2,297,044	2,297	795,419		-	797,716
Issuance of common shares for cash	9,984,950	9,985	3,059,715		-	3,069,700
Common share reconciliation difference with transfer agent	20,000	20	(20)		-	-
Relative fair value of detachable 325,000 warrants component of bridge loans financing			77,537		-	77,537
Conversion of bridge loans with accrued interest to common shares	1,273,378	1,273	416,809		-	418,082
Net loss for the year				(2,024,211)		(2,024,211)
Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)	-	1,953,480
Stock based compensation for issue of options			188,470			188,470
Net loss for the period				(1,109,531)	-	(1,109,531)
Foreign currency translation					(18,943)	(18,943)
Balance as of May 31, 2014	46,849,285	46,849	23,415,458	(22,429,888)	(18,943)	1,013,476

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2014, the results of its operations for the six -and three-month periods ended May 31, 2014 and May 31, 2013, and its cash flows for the six -month periods ended May 31, 2014 and May 31, 2013. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six -month period ended May 31, 2014 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim consolidated financial statements for the period ended May 31, 2014 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Standards

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

The Company’s activities are subject to risk and uncertainties including-
The markets for the Corporation’s products and services are characterized by rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles. In addition, The Company does not have adequate revenue to fund all of its operational needs and may require additional financing to continue its operations if it is unable to generate substantial revenue growth. There can be no assurance that such financing will be available at all or on favorable terms.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company has incurred a cumulative loss of $22,429,888 from inception to May 31, 2014 which includes a non-cash stock based compensation expense of $6,674,241 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	May 31, 2014			November 30, 2013
		Accumulated			Accumulated
	Cost	Amortization		Cost	Amortization
	$	$		$	$
Computer equipment	37,573	32,213		37,573	31,267
Furniture and fixtures	18,027	14,609		18,027	14,006
Leasehold Improvements	23,721	11,604		23,721	10,057
Moulds	209,515	62,187		171,890	43,744
	288,836	120,613		251,211	99,074

Net carrying amount		$168,223	$		152,137

Depreciation expense		$21,539 (6 months)			38,130 (12 months)

5.	CAPITAL STOCK

	a)	Authorized

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
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

Six- months ended May 31, 2014

The Company did not issue any shares during the six month period ended May 31, 2014.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
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

Six months ended May 31, 2014

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

On May 9, 2014, the board of directors granted options to one director to acquire a total of 600,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	205.42%
Market price of Company’s common stock on date of grant of options	$0.24
Stock-based compensation cost	$140,573

As of May 31, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2013

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of $0.47 (CAD$0.50) per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of $0.47 (CAD$0.50) per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of $0.47 (CAD$0.50) per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520

Six month period ended May 31, 2014

The Company did not issue any warrants during the period ended May 31, 2014.

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $125,233 as management fees to its two directors and expensed a total of $3,600 as automobile allowance.

The Company expensed $12,000 for services provided by the CFO of the Company and $114,573 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $66,763to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS-Cont’d

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

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI paid cash and expensed $240,000 during the year ended November 30, 2013. SDI paid cash and expensed $114,573 during the six month period ended May 31, 2014. The company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2013, the company has not exercised its right to accept this compensation in shares.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and is pending renewal. Either party may terminate the consulting agreement by giving 30 days written notice

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media site and optimization of search engine at a start up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month along with 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project is being implemented.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a rent of $5,890 (CAD $6,399) per month.

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

The Teaming Agreement will terminate on December 20, 2016. The Teaming Agreement may also expire if a time period of two years from the effective date of the agreement passes without a bona fide arms length contract being executed and delivered with respect to BIP ammunition. It will also terminate if either party is in material breach of the Agreement or a subcontract that hasn’t been resolved, if any required governmental licenses or approvals or permits are revoked, in the event of a debarment or suspension of a party at the option of the other party, and by the mutual written agreement of the parties. The Company’s relationship with Chemring will now be focused more on marketing the products to the Company’s global sales channels.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

13.	INVENTORY

Inventory as of May 31, 2014 consist of Blunt Impact Projectiles 40mm which are held at the BIP manufacturer.

14.	SUBSEQUENT EVENTS

The Company engaged Fin-XO Securities Inc. to arrange a financing, on a best efforts basis, for gross proceeds totaling no less than CAD$1,000,000 but no more than CAD$1,500,000 via convertible debenture. The terms of the convertible debenture include a non-secured instrument, having a thirty-six (36) month maturity, carrying an interest rate of twelve percent (12%) per annum payable in cash on a semi-annual basis. The principal amount of the debentures are convertible at the holder’s option at any time into SDI common shares at a conversion price of CAD $0.50. Upon TSX Venture Exchange approval the private placement is set to close on or before July 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED MAY 31, 2014

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2013

The following discussion contains forward-looking statements, which are subject to risks and uncertainties and other factors that may cause SDI’s results to differ materially from expectations. When reviewing the Company's forward-looking statements, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These include risk relating to market fluctuations, performance and strength of the North American and other world economies and foreign exchange fluctuations. These forward-looking statements speak only as of the date hereof. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update these forward-looking statements. The Company does have an ongoing obligation to disclose material information as it becomes available. The discussion also includes cautionary statements about these matters. You should read the cautionary statements made below as being applicable to all forward-looking statements wherever they appear in this document.

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

The Company attended several military tradeshows through 2011 and signed a teaming agreement with Chemring Ordnance Inc. (“Chemring”), of Perry, Florida in December 2011. The agreement gave Chemring the non-exclusive right to market and sell the BIP worldwide for a five- year term. The Company has retained the right to market the BIP directly to military, law enforcement and government agencies outside of Chemring’s sales channels. The Company’s relationship with Chemring is now focused more on marketing the products to the Company’s global sales channels.

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

In June 2012, the Company contracted CRT Less Lethal Inc. (“CRT”) to test the BIP. CRT is a Seattle-based company founded in 2003 with expertise in the analysis, evaluation and human effects testing of less-lethal munitions. The testing protocol included accuracy, precision, consistency, muzzle and target energy, impact energy density and effective range of the BIP. Human volunteers were used during the test firing, revealing full effects to the lower body from the blunt trauma of the BIP. Extensive wound profiling from the tests were finalized in a detailed report from CRT. Based on data obtained from the three-stage evaluation, the BIP passed the CRT testing protocol for accuracy, consistency, relative safety and effectiveness.

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

In 2012, the Company began the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload, including; BIP MP (temporary powder-based marking agent), BIP ML (semi-permanent liquid marking agent), BIP OC (Oleoresin Capsicum A a pepper spray liquid), BIP MO (malodorant liquid), and the BIP TR (training round). The Company is in the final stages of testing the payload rounds.

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

Montreal Police also purchased rounds for testing and evaluation from SDI in 2013.

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

During the six month period, several federal, provincial, state, and municipal government agencies ordered small batches of operational rounds, as well as varied rounds for testing and evaluation, across North America. Some of the agencies were re-orders from previous sales.

SDI began another globally recognized testing protocol with a military agency called HECOE (the Human Effects Centre of Excellence). This world renowned agency is located in the Air Force Research Laboratory (AFRL), in partnership with the US Joint Non-lethal Weapons Directorate (JNLWD). This group conducts research to assist Non-lethal Weapon (NLW) Program Managers across the U.S. Department of Defense (DoD) in assessing effectiveness and risks of NLWs. This information is used to develop dose response curves for the particular systems under review, identify data gaps and determine additional research requirements, and provide this information to those within the DoD who make policy and acquisition decisions.

Also during the quarter, SDI’s BIP rounds were used at the Mock Prison Riot in West Virginia. Law enforcement and correctional services officers provided feedback on new technologies (such as SDI’s products) to assist in the effectiveness of their jobs. There were tactical teams that measured their skill sets against other teams from around the world at the demonstrations. SDI rounds outperformed several of their competitors.

The Company also performed several live fire demos around North America with positive results.

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

General

•	As of July 15, 2014, SDI had consultants and no full-time employees.
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

Going Concern

The Company has incurred a cumulative loss of $22,429,888 from inception to May 31, 2014 which includes a non-cash stock based compensation expense of $6,674,241 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2014

	Three- month	Three- month
	period	period
	May 31,	May 31 ,
	2014	2013
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	631,094	562,762
Basic and diluted loss per share	0.01	0.02

	As at	As at
	May 31,	November
	2014	30, 2013
Total assets	1,106,058	2,060,009

Total liabilities	92,582	106,529
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2014 has not realized significant revenues. Financial highlights (unaudited) for the three month and six month period ending May 31, 2014 with comparatives are as follows:

Operating Results	For the three months ended	For the three months ended
	May 31,	May 31 ,
	2014	2013
	$	$
Sales	24,603	-
Cost of sales	(14,365)	-
Gross Profit	10,238	-
Operating Expenses	(643,319)	(511,876)
Other expenses -Interest	-	(50,886)
Other income-Interest	1,987	-
Net Loss for Period	(631,094)	(562,762)

(Loss) per Share	($0.01)	($0.02)

Operating Results	For the six months ended	For the six months ended
	May 31,	May 31 ,
	2014	2013
	$	$
Sales	29,119	-
Cost of sales	(16,539)	-
Gross Profit	12,580	-
Operating Expenses	(1,128,156)	(945,089)
Other expenses -Interest	-	(87,321)
Other income-Interest	6,045
Net Loss for Period	(1,109,531)	(1,032,410)

(Loss) per Share	($0.02)	($0.03)

The Company’s selected information for the six month period ended May 31, 2014 (unaudited) and November 30, 2013 (audited) are as follows:

	May 31, 2014	November 30, 2013

Total current assets	937835	1,907,872
Total assets	1,106,058	2,060,009
Total current liabilities	92,582	106,529
Total liabilities	92,582	106,529
Stockholders’ equity	1,013,476	1,953,480

Net loss for the three months ended May 31, 2014 was $631,094 ($0.01 per share) as compared to $562,762 ($0.02 per share) for the three month period ended May 31, 2013. The major increase in net loss for the three months in 2014 as compared with 2013 is attributable to the following:

On March 19, 2014, the board of directors granted options to five consultants to acquire a total of 400,000 common shares. The 400,000 options were issued at an exercise price of $0.31 (CAD$0.35) per share and vest immediately with an expiry term of three years. The Company expensed stock based compensation expense for $47,897.

On May 9, 2014, the board of directors granted options to one director to acquire a total of 600,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation expense for $140,573.

Cash Flows

Net cash used in operations for the six months ended May 31, 2014, was $954,768 as compared to $736,588 used for the six months ended May 31, 2013. The major components of change relate to:

1) Items not affecting cash:

a) Stock based compensation of $188,470 in 2014, as compared to $99,245 in 2013. The nature of expense for 2014 is duly explained in note above.

2) Changes in non- cash balances relating to operations:

The Company’s inventory costs increased by $33,024 in 2014 as compared to $nil in 2013. This increase represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $37,625 in 2014 as compared to $ 45,219 for the same period for prior year. During the current period, the Company acquired additional moulds for production of its newer BIP model.

Net Cash flow from financing activities was $nil in 2014 as compared to an inflow of $628,550 in 2013.

There was an overall decrease in cash and cash equivalent of $1,011,336 in 2014 as compared to a decrease in cash and cash equivalent of $153,257 during 2013.

Liquidity and Capital Resources

As at May 31, 2014, cash and cash equivalent was $830,813, as compared to $1,842,149 at November 30, 2013. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At May 31, 2014, the Company had a working capital of $845,253. The major components are as follows; cash and cash equivalent $830,813; prepaid expenses and other receivables $61,226; Inventory for $33,024; accounts receivable for $12,772 and accounts payable and accrued liabilities of $92,582.

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

Transactions with related parties

Six months ended May 31, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $125,233 as management fees to its two directors and expensed a total of $3,600 as automobile allowance.

The Company expensed $12,000 for services provided by the CFO of the Company and $114,573 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $66,763to directors and officers for travel and entertainment expenses incurred for the Company.

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

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI paid cash and expensed $240,000 during the year ended November 30, 2013. SDI paid cash and expensed $114,573 during the six month period ended May 31, 2014. The company may also accept common shares at $0.45 per common share in lieu of cash. As of November 30, 2013, the company has not exercised its right to accept this compensation in shares.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and is pending renewal. Either party may terminate the consulting agreement by giving 30 days written notice.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media site and optimization of search engine at a start up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month along with 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project is being implemented.

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

Recently Adopted Accounting Standards

“Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Outstanding share data

As of July 15, 2014, the Company had 46,849,285 issued and outstanding shares of common stock

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

Insurance and Uninsured Risks

The Corporation’s business is subject to a number of risks and hazards including industrial accidents, labour disputes and changes in the regulatory environment. Such occurrences could result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Corporation maintains liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Corporation may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Corporation could incur significant costs that could have a materially adverse effect upon its financial position.

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

Item 4. Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2014, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended May 31, 2014.

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

Date: July 15, 2014

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: July 15, 2014

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer