Form 10-Q
period 2014-08-31
Security Devices International Inc.
filed 2014-10-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-132456

SECURITY DEVICES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-1050654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609
Tampa, Florida, 33609
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
Yes [   ]      No [X]

As of October 15, 2014, the Company had 46,899,285 issued and outstanding shares of common stock

SECURITY DEVICES INTERNATIONAL, INC.
INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2014

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at August 31, 2014 and November 30, 2013
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2014	2013
	(unaudited)	(audited)
	$	$

ASSETS

CURRENT
Cash and cash equivalent	1,706,381	1,842,149
Accounts Receivable	150	20,351
Inventory (Note 13)	32,886	-
Deferred financing costs (Note 3)	210,803
Prepaid expenses and other receivables	39,316	45,372

Total Current Assets	1,989,536	1,907,872
Plant and Equipment (Note 4)	156,200	152,137

TOTAL ASSETS	2,145,736	2,060,009

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	70,359	106,529
Total Current Liabilities	70,359	106,529
Convertible Debentures (Note 3)	1,398,592	-
Total Liabilities	1,468,951	106,529
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments and Contingencies (Note 9)
Subsequent Events (Note 14)
STOCKHOLDERS' EQUITY
Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2013 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock. Common stock, $0.001 par value 100,000,000 shares authorized (2013: 100,000,000), 46,899,285 issued and outstanding (2013: 46,849,285)	46,899	46,849
Additional Paid-In Capital	23,520,291	23,226,988
Deficit	(22,875,050)	(21,320,357)
Accumulated other comprehensive loss	(15,355)	-
Total Stockholders' Equity	676,785	1,953,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,145,736	2,060,009

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
For the Nine months and Three Months Ended August 31, 2014 and August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	nine	nine	three	three
	months	months	months	months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013
	$	$	$	$

SALES	29,743	-	624	-

COST OF SALES	(16,883)	-	(344)	-
GROSS PROFIT	12,860	-	280	-

EXPENSES:
Depreciation	33,563	27,655	12,024	10,474
General and administration	1,523,619	1,305,110	417,003	377,202

TOTAL OPERATING EXPENSES	1,557,182	1,332,765	429,027	387,676

LOSS FROM OPERATIONS	(1,544,322)	(1,332,765)	(428,747)	(387,676)

Other expense- Interest	(16,416)	(144,240)	(16,416)	(56,919)
Other Income-Interest	6,045	-	-	-

LOSS BEFORE INCOME TAXES	(1,554,693)	(1,477,005)	(445,163)	(444,595)

Income taxes	-	-	-	-

NET LOSS	(1,554,693)	(1,477,005)	(445,163)	(444,595)

Foreign exchange translation adjustment for the period	(15,355)	-	3,588	-

COMPREHENSIVE LOSS	(1,570,048)	(1,477,005)	(441,575)	(444,595)

Loss per share – basic and diluted	(0.03)	(0.04)	(0.01)	(0.01)

Weighted average number of common shares outstanding	46,857,679	33,215,599	46,874,285	33,961,413

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2014 and August 31, 2013
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	August 31,	August 31,
	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(1,554,693)	(1,477,005)
Items not requiring an outlay of cash:
Fair value of options and warrants (included in general and administration expenses)	222,422	99,245
Depreciation	33,563	27,655
Amortization of debt discount	-	37,361
Amortization of deferred financing costs	4,921	-
Changes in non-cash working capital:
Accounts receivable	20,201
Prepaid expenses and other receivables	6,056	(6,829)
Inventory	(32,886)
Deferred costs	-	32,500
Accounts payable and accrued liabilities*	(36,170)	331,033
NET CASH USED IN OPERATING ACTIVITIES	(1,336,586)	(956,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Plant and Equipment	(37,625)	(45,219)
NET CASH USED IN INVESTING ACTIVITIES	(37,625)	(45,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares		3,069,700
Proceeds (repayment) from convertible debentures		(30,000)
Net proceeds for convertible debentures	1,241,299	-
Exercise of stock options	12,500	-
Loan from related party	-	94,970
Loan from non-related parties	-	522,335
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,253,799	3,657,005
Effects of foreign currency exchange rate changes	(15,356)	-
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE PERIOD	(135,768)	2,655,746
Cash, beginning of period	1,842,149	232,471
CASH AND CASH EQUIVALENT END OF PERIOD	1,706,381	2,888,217
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
INCOME TAXES PAID	-	-

INTEREST PAID	-	6,901

*Excludes the conversion of accrued interest for $138,160 into common shares during the nine month period ended August 31, 2013

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common		Additional		Accumulated
	Common	Shares	Paid-in		Other
					Comprehensive
	Shares	amount	Capital	Deficit	Income	Total
					(loss)
	$	$	$	$	$	$
Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)	-	(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642		-	540,444
Conversion of convertible debt to common shares	2,297,044	2,297	795,419		-	797,716
Issuance of common shares for cash	9,984,950	9,985	3,059,715		-	3,069,700
Common share reconciliation difference with transfer agent	20,000	20	(20)		-	-
Relative fair value of detachable 325,000 warrants component of bridge loans financing			77,537		-	77,537
Conversion of bridge loans with accrued interest to common shares	1,273,378	1,273	416,809		-	418,082
Net loss for the year				(2,024,211)	-	(2,024,211)
Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)	-	1,953,480
Stock based compensation for issue of options			222,422			222,422
Exercise of options	50,000	50	12,450			12,500
Relative fair value of placement agent warrants			58,431			58,431
Net loss for the period				(1,554,693)		(1,554,693)
Foreign currency translation					(15,355)	(15,355)
Balance as of August 31, 2014	46,899,285	46,899	23,520,291	(22,875,050)	(15,355)	676,785

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
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

The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended November 30, 2013. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2014, the results of its operations for the nine -and three-month periods ended August 31, 2014 and August 31, 2013, and its cash flows for the nine -month periods ended August 31, 2014 and August 31, 2013. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine -month period ended August 31, 2014 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim consolidated financial statements for the period ended August 31, 2014 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $22,875,050 from inception to August 31, 2014 which includes a non-cash stock based compensation expense of $6,708,193 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the quarter ended August 31, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

3.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

$1,398,592 (CAD $1,549,000) Convertible Debentures

On August 6, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. At any time after February 6, 2015, the Company has the right to force the conversion of the debentures into common shares at a price of at least CAD$0.65 per common share for a period of at least 20 consecutive trading days. If the common shares do not trade on any trading day and the bid price of the common Shares is CAD $0.65 or greater, the common shares shall be deemed to have traded at a price of at least CAD $0.65 on that trading day. Additionally, the Company has the right to redeem the debentures, in whole or in part, (a) during the 12 months ending August 6, 2015, at a premium of 15% to the principal amount being redeemed plus any accrued interest, (b) during the 12 months ending August 6, 2016, at a premium of 5% to the principal amount being redeemed plus any accrued interest, (c) during the 12 months ending August 6, 2017, at a premium of 2% to the principal amount being redeemed plus any accrued interest. In connection with the financing, the Company issued warrant to placement agents to purchase 151,900 shares of common stock at an exercise price of CAD $0.50 per share. Additionally, the Company incurred $157,293 (CAD $174,209) in financing fees.

The Company has evaluated the terms and conditions of the convertible debentures and placement agent warrants under the guidance of ASC 815. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round anti-dilution protection features contained in the contracts. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The debentures did not result in a BCF because the conversion price was not in the money on the inception date. There were no terms or features contained in the warrant agreement that would preclude the warrants from achieving equity classification.

The following table reflects the allocation of the purchase on the financing date:

Convertible Debentures	$1,398,342 Face Value
Proceeds	$(1,279,773)
Deferred financing costs	(215,724)
Paid in capital (warrants)	58,431
Prepaid expenses	16,681
Accrued expenses	21,793
Convertible debentures	1,398,592

The warrants were valued at $58,431 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $16,416. Of the $16,416, $11,495 related to accrued interest and the remaining $4,921 related to the amortization of deferred financing costs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

4.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	August 31, 2014		November 30, 2013
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	37,573	$32,686	37,573	31,267
Furniture and fixtures	18,027	14,911	18,027	14,006
Leasehold Improvements	23,721	12,377	23,721	10,057
Moulds	209,515	72,662	171,890	43,744
	288,836	132,636	251,211	99,074

Net carrying amount		$156,200		$152,137

Depreciation expense		$33,563 (9 months)		$38,130 (12 months)

5.	CAPITAL STOCK

a)	Authorized

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

46,899,285 Common shares (2013: 46,849,285 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
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

Nine- months ended August 31, 2014

On July 17, 2014, the Company issued 50,000 shares on exercise of options at $0.25 per share.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
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

Non-Qualified Stock Option Plan. SDI’s Non-Qualified Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plans. SDI’s employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital- raising transaction. By a resolution of the Board of Directors, the Company amended this plan to increase the number of common shares available under this plan from 2,250,000 to 4,500,000 effective October 10, 2007. The Company further amended its Non-Qualified Stock Option Plan to increase the number of Common Shares available under this plan to 5,000,000 and filed an S-8 registration statement on April 10, 2008.

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

Nine months ended August 31, 2014

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

On July 25, 2014, the board of directors granted options to two consultants to acquire a total of 150,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry date of August 5, 2017. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	152.35%
Market price of Company’s common stock on date of grant of options	$0.28
Stock-based compensation cost	$33,952

As of August 31, 2014 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2013

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of $0.47 (CAD$0.50) per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of $0.47 (CAD$0.50) per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of $0.47 (CAD$0.50) per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520

Nine month period ended August 31, 2014

On August 6, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. In connection with the financing, the Company issued warrant to placement agents to purchase 151,900 shares of common stock at an exercise price of CAD $0.50 per share.

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $186,597 as management fees to its two directors and expensed a total of $5,400 as automobile allowance.

The Company expensed $20,840 for services provided by the CFO of the Company and $169,968 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $83,543 to directors and officers for travel and entertainment expenses incurred for the Company.

On May 9, 2014, the board of directors granted options to one director to acquire a total of 600,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black- Scholes option pricing model. The Company expensed $140,573 as compensation expense.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

8.	RELATED PARTY TRANSACTIONS-Cont’d

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

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI paid cash and expensed $240,000 during the year ended November 30, 2013. SDI paid cash and expensed $169,968 during the nine month period ended August 31, 2014. The company may also accept common shares at $0.45 per common share in lieu of cash. As of August 31, 2014, the company has not exercised its right to accept this compensation in shares.

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

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media site and optimization of search engine at a start up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month and issued 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project was implemented.

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
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

11.	CONVERTIBLE BRIDGE LOANS

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

11.	CONVERTIBLE BRIDGE LOANS - Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

11.	CONVERTIBLE BRIDGE LOANS - Cont'd

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

12.	INVENTORY

Inventory as of August 31, 2014 consist of Blunt Impact Projectiles 40mm which are held at the BIP manufacturer.

13.	SUBSEQUENT EVENTS

On September 11, 2014, the board of directors granted options to directors and consultants to acquire a total of 1,875,000 common shares at an exercise price of $0.36 (CAD$0.40) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model and the Company will expense compensation costs for $529,188 in the next quarter ending November 30, 2014.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED AUGUST 31, 2014

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

SDI began another globally recognized testing protocol with a military agency called HECOE (the Human Effects Centre of Excellence). This world renowned agency is located in the Air Force Research Laboratory (AFRL), in partnership with the US Joint Non-lethal Weapons Directorate (JNLWD). This group conducts research to assist Non-lethal Weapon (NLW) Program Managers across the U.S. Department of Defense (DoD) in assessing effectiveness and risks of NLWs. This information is used to develop dose response curves for the particular systems under review, identify data gaps and determine additional research requirements, and provide this information to those within the DoD who make policy and acquisition decisions.  In September 2014, SDI received a report from The Human Effects Centre of Excellence which had conducted extensive testing on SDI’s Blunt Imapct Projeticle (BIP) rounds. The results concluded that the BIP is an effective and safe round and approves use by the US Military . The overall results were excellent and confirms the results of previous testing that shows SDI as a leader in safety and effectiveness in the 40MM non-lethal market.

In May, 2014, SDI’s BIP rounds were used at the Mock Prison Riot in West Virginia. Law enforcement and correctional services officers provided feedback on new technologies (such as SDI’s products) to assist in the effectiveness of their jobs. There were tactical teams that measured their skill sets against other teams from around the world at the demonstrations. SDI rounds outperformed several of their competitors.

On May 5, 2014, SDI appointed Keith Morrison to the board of directors as non-executive Chairman. Mr. Morrison is the CEO of Gedex Inc, a private Canadian technology company that is developing the world’s most advanced dynamic gravity gradiometry systems, which will be used by the global resource exploration, military, homeland security and space related industries. He is currently on the Board of Directors of Marengo Mining, a TSX listed company with a Copper Deposit in Papua New Guinea. He was a co-founder and CEO of Quantec Geoscience from 1986 until 2008, that developed industry leading ground geophysical subsurface imaging technologies and has completed more than 3000 resource projects around the world. Keith has an undergraduate degree in Engineering Geophysics from Queen’s University and has completed the ICD Director’s Education Program at the University of Toronto Rotman School of Business. Mr. Morrison’s extensive business experience and corporate governance focus, will assist SDI in the next phase of the Company’s growth.

On August 6, 2014, the Company completed the issuance of 1,549 convertible unsecured debentures at $1,000 per debenture for gross proceeds of $1,549,000 (the “Private Placement”).

The Debentures mature on August 6, 2017 and bear interest at the rate of 12% per annum calculated and payable semi-annually. Each Debenture is convertible at the election of the holder into common shares of the Company (the “Common Shares”) at a price of $0.50 per Common Share, exercisable at any time prior to the maturity of the Debentures.

At any time after February 6, 2015, the Company has the right to force the conversion of the Debentures into Common Shares if the Common Shares trade at a price of at least $0.65 per Common Share for a period of at least 20 consecutive trading days. If the Common Shares do not trade on any trading day and the bid price of the Common Shares is $0.65 or greater, the Common Shares shall be deemed to have traded at a price of at least $0.65 on that trading day.

The Company has the right to redeem the Debentures, in whole or in part, (a) during the 12 months ending August 6, 2015, at a premium of 15% to the principal amount being redeemed plus any accrued interest, (b) during the 12 months ending August 6, 2016, at a premium of 5% to the principal amount being redeemed plus any accrued interest, (c) during the 12 months ending August 6, 2017, at a premium of 2% to the principal amount being redeemed plus any accrued interest.

The Debentures, and any Common Shares issued under the Debentures, are subject to a hold period expiring on February 6, 2014.

Proceeds from the private placement will be used for the expansion of the Company’s sales force network, the purchase of inventory and working capital purposes.

The private placement was conducted on a brokered private placement basis. Fin-XO Securities Inc. (the “Agent”) acted as agent. The Agent received (a) a cash commission of $105,930, (b) non-transferrable warrants to purchase 151,900 Common Shares at a price of $0.50 per share during the ending August 5, 2016, (c) a corporate finance fee of $8,475, and (d) reimbursement of the expenses of the Agent.

During the quarter, the Company named Karim Kanji to the board of directors as an independent member. Mr. Kanji is a senior, global executive with a proven track record in positioning companies for growth, profitability and acquisition. Karim has shown an exceptional ability to build, groom, mentor and mobilize leadership in order to capture and sustain growth. His experience has been focused on engineering based technology companies with a broad knowledge in the industrial, energy, transportation and healthcare sectors.

Karim’s wide-ranging competencies include macro corporate strategies, operational planning, M&A tactics, paths for growth, product development, cost reduction, cash management, and commercial / legal compliance. Mr. Kanji’s tenures include; President and CEO Lumen Dynamics (managed a successful sale of the company in November 2013), President Clinicare/Chartcare IT Services (negotiated the company’s divestiture in year-two of his contract), Executive Officer at SEALS Ltd. a subsidiary of ICTS Europe Group (completed acquisition and post closing activities - 2011), Vice President and Vice President of Mergers & Acquisitions at Siemens Canada (total revenue responsibility >$500 million), General Manager and Finance Director Siemens Canada (with regional sales of $350 million), and has served on several boards of both public and private entities. Karim holds several degrees including his eMBA, MBA, CPA, CMA, and his masters in law from Osgoode Hall. Mr. Kanji’s wealth of practical experience will assist SDI well, in the next phase of the Company’s growth. Karim will assume the role as the Chairman of the Audit committee, given his strong financial background.

The Company also performed several live fire demos throughout North America with positive results.

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

Intellectual Property:

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

The Company has filed the following applications in 2014:

1) United States Provisional Patent Application No. 61/926,728, filed on January 13, 2014, entitled PAYLOAD CARRYING ARRANGEMENT FOR A NON-LETHAL PROJECTILE

2) PCT Patent Application No. PCT/US2014/44892, filed on June 30, 2014, entitled PAYLOAD CARRYING ARRANGEMENT FOR A NON-LETHAL PROJECTILE, and claiming priority from USPAN 61/926,728

Less-Lethal Sector

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

General

  As of August 31, 2014, SDI had consultants and no full-time employees.
  SDI’s offices are located at 4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI’s rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI rents its Tampa, Florida, USA office at a cost of $1,418 per month pursuant to a lease which expires on June 30, 2014.
  SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $22,875,050 from inception to August 31, 2014 which includes a non-cash stock based compensation expense of $6,708,193 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the quarter ended August 31, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2014

	Three- month	Three- month
	period	period
	August 31,	August 31 ,
	2014	2013
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	445,163	444,595
Basic and diluted loss per share	0.01	0.01

	As at	As at
	August 31,	November
	2014	30, 2013
Total assets	2,145,736	2,060,009

Total liabilities	1,468,951	106,529
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2014 has not realized significant revenues. Financial highlights (unaudited) for the three month and nine month period ending August 31, 2014 with comparatives are as follows:

Operating Results	For the three months ended	For the three months ended
	August 31,	August 31 ,
	2014	2013
	$	$
Sales	624	-
Cost of sales	(344)	-
Gross Profit	280	-
Operating Expenses	(429,027)	(387,676)
Other expenses -Interest	(16,416)	(56,919)
Other income-Interest	-	-
Net Loss for Period	(445,163)	(444,595)

(Loss) per Share	($0.01)	($0.01)

Operating Results	For the nine months ended	For the nine months ended
	August 31,	August 31 ,
	2014	2013
	$	$
Sales	29,743	-
Cost of sales	(16,883)	-
Gross Profit	12,860	-
Operating Expenses	(1,557,182)	(1,332,765)
Other expenses -Interest	(16,416)	(144,240)
Other income-Interest	6,045
Net Loss for Period	(1,554,693)	(1,477,005)

(Loss) per Share	($0.03)	($0.04)

The Company’s selected information for the nine month period ended August 31, 2014 (unaudited) and November 30, 2013 (audited) are as follows:

	August 31, 2014	November 30, 2013
	$	$
Total current assets	1,989,536	1,907,872
Total assets	2,145,736	2,060,009
Total current liabilities	70,359	106,529
Total liabilities	70,359	106,529
Stockholders’ equity	676,785	1,953,480

Net loss for the three months ended August 31, 2014 was $445,163 ($0.01 per share) as compared to $444,595 ($0.01 per share) for the three month period ended August 31, 2013. There was no material change in net loss for the three months in 2014 as compared with 2013.

Cash Flows

Net cash used in operations for the nine months ended August 31, 2014, was $1,336,586 as compared to $956,040 used for the nine months ended August 31, 2013. The major components of change relate to:

1) Items not affecting cash: a) Stock based compensation of $222,422 in 2014, as compared to $99,245 in 2013. 2) Changes in non- cash balances relating to operations:

The Company’s inventory costs increased by $32,886 in 2014 as compared to $nil in 2013. This increase represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $37,625 in 2014 as compared to $ 45,219 for the same period for prior year. During the current period, the Company acquired additional moulds for production of its newer BIP model.

Net Cash flow from financing activities was $1,253,799 in 2014 as compared to an inflow of $3,657,005 in 2013.

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CDN$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $734,565 to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CDN$359,458 paid to the Agent On August 6, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. At any time after February 6, 2015, the Company has the right to force the conversion of the debentures into common shares at a price of at least CAD$0.65 per common share for a period of at least 20 consecutive trading days. If the common shares do not trade on any trading day and the bid price of the common Shares is CAD $0.65 or greater, the common shares shall be deemed to have traded at a price of at least CAD $0.65 on that trading day. Additionally, the Company has the right to redeem the debentures, in whole or in part, (a) during the 12 months ending August 6, 2015, at a premium of 15% to the principal amount being redeemed plus any accrued interest, (b) during the 12 months ending August 6, 2016, at a premium of 5% to the principal amount being redeemed plus any accrued interest, (c) during the 12 months ending August 6, 2017, at a premium of 2% to the principal amount being redeemed plus any accrued interest. In connection with the financing, the Company issued warrant to placement agents to purchase 151,900 shares of common stock at an exercise price of CAD $0.50 per share. Additionally, the Company incurred $157,293 (CAD $174,209) in financing fees.

There was an overall decrease in cash and cash equivalent of $135,768 in 2014 as compared to an increase in cash and cash equivalent of $2,655,746 during 2013.

Liquidity and Capital Resources

As at August 31, 2014, cash and cash equivalent was $1,706,381, as compared to $1,842,149 at November 30, 2013. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2014, the Company had a working capital of $1,919,177. The major components are as follows; cash and cash equivalent $1,706,381; prepaid expenses and other receivables $39,316; Inventory for $32,886; accounts receivable for $150, deferred financing costs for $210,803 and accounts payable and accrued liabilities of $70,359.

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

Transactions with related parties

Nine months ended August 31, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $186,597 as management fees to its two directors and expensed a total of $5,400 as automobile allowance.

The Company expensed $20,840 for services provided by the CFO of the Company and $169,968 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $83,543 to directors and officers for travel and entertainment expenses incurred for the Company.

On May 9, 2014, the board of directors granted options to one director to acquire a total of 600,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model. The Company expensed $140,573 as compensation expense.

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

On March 4, the board of directors granted 100,000 warrants as an incentive to a director who provided a working capital loan of $94,970 (CAD $100,000 ). These warrants were issued at an exercise price of $0.50 per share and vest immediately with an expiry term of two years. The Company expensed $15,637 as compensation expense. In addition the Company has accrued interest of $8,811 till August 31, 2013.

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

Effective October 4, 2012, SDI executed an agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period of two years which expires on September 30, 2014 for services rendered. The total consulting fees are estimated at $480,000 for the two year period. SDI paid cash and expensed $240,000 during the year ended November 30, 2013. SDI paid cash and expensed $169,968 during the nine month period ended August 31, 2014. The company may also accept common shares at $0.45 per common share in lieu of cash. As of August 31, 2014, the company has not exercised its right to accept this compensation in shares.

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

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media site and optimization of search engine at a start up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month and issued 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project was implemented.

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

Outstanding share data

As of October 10, 2014, the Company had 46,899,285 issued and outstanding shares of common stock

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

Item 4.        Controls and Procedures.

     (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2014, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

     (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2014, the Company issued 50,000 shares on exercise of options at $0.25 per share.

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

Date: October 15, 2014

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive
Officer

Date: October 15, 2014

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting
Officer