Form 10-K
period 2014-11-30
Security Devices International Inc.
filed 2015-02-24
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. - None

SECURITY DEVICES INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4830 West Kennedy Blvd., suite 600, Tampa
Florida, 33609
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [   ]      No [X]

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2014, was approximately $9,336,000 based upon a share valuation of $0.24 per share. This share valuation is based upon the closing price of the Company’s shares as of May 31, 2014 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of February 18, 2015, the Company had 46,899,285 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1. BUSINESS

History

Security Devices International Inc. (the “Company” or the “Corporation”) was incorporated on March 1, 2005. The Company began as a research and development company focused on the development of 40mm less-lethal ammunition. The term 40mm refers to the diameter of the bullet (sometimes also referred to as a round or a projectile) and bullets of this size are required for standard issue military riot guns. 40mm bullets are also the emerging standard among riot guns used by police forces and correctional services, although many police forces are currently using 37mm riot guns. 40mm rounds are quickly becoming the industry standard in both military and law enforcement circles.

The Company began with development of a wireless electric projectile (a “WEP”), named the Lektrox. The Company hired a ballistics engineering firm to collaborate in the development of the WEP. The WEP uses mini-harpoons to fix the bullet to the target's clothing or body. The bullet contains an electrical system that releases a charge that imitates the electro-neural impulses used by the human body. Sending out a control signal to the muscles, this high-voltage low-current pulse overrides the target's nervous system inducing a muscle spasm that causes the target to fall to the ground helpless.

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

In 2011, the Company moved its engineering, intellectual property and production facilities to the operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts. The BIP Manufacturer has a history of manufacturing 40mm components for the military sector, and provides molding services to the medical, aerospace, petrochemical, commercial, electronics, and defense industries.

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

Research and development for the BIP was completed in the summer of 2012, although numerous improvements have been made to the BIP including improved ballistic flight and stability. The latest and final version on the BIP was introduced during the first quarter of 2014.

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

In 2012, the Company began the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload, including; BIP MP (temporary powder-based marking agent), BIP ML (semi-permanent liquid marking agent), BIP OC (Oleoresin Capsicum - a pepper spray powder), BIP MO (malodorant liquid), and the BIP TR (training round). As of the first quarter of 2015, the Company has now moved into extensive, independent testing with the payload rounds.

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

In June 2013, SDI, through its teaming agreement, Chemring Ordnance supplied the Israel Defense Forces with 900 BIP rounds for testing and evaluation. SDI also received a purchase order from the United States Border Patrol for 110 rounds to be used for testing and evaluation.

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

2

During the six month period, several federal, provincial, state, and municipal government agencies ordered small batches of operational rounds, as well as varied rounds for testing and evaluation, across North America. Some of the agencies were re-orders from previous sales.

SDI began another globally recognized testing protocol with a military agency called HECOE (the Human Effects Centre of Excellence). This world-renowned agency is located in the Air Force Research Laboratory (AFRL), in partnership with the US Joint Non-lethal Weapons Directorate (JNLWD). This group conducts research to assist Non-lethal Weapon (NLW) Program Managers across the U.S. Department of Defense (DoD) in assessing effectiveness and risks of NLWs. This information is used to develop dose response curves for the particular systems under review, identify data gaps and determine additional research requirements, and provide this information to those within the DoD who make policy and acquisition decisions. In September 2014, SDI received a report from The Human Effects Centre of Excellence which had conducted extensive testing on SDI’s Blunt Impact Projectile (BIP) rounds. The results concluded that the BIP is an effective and safe round and approves the use of the BIP by the US Military. The overall results were excellent and confirm the results of previous testing that shows SDI as a leader in safety and effectiveness in the 40MM non-lethal market.

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

On April 30,, 2014, SDI appointed Keith Morrison to the board of directors as non-executive Chairman. Mr. Morrison is the CEO of North American Nickel Inc., a publically traded Canadian Exploration Company. He is currently on the Board of Directors of Marengo Mining, a TSX listed company with a Copper Deposit in Papua New Guinea. He was a co-founder and CEO of Quantec Geoscience from 1986 until 2008, that developed industry leading ground geophysical subsurface imaging technologies and has completed more than 3000 resource projects around the world. Keith has an undergraduate degree in Engineering Geophysics from Queen’s University and has completed the ICD Director’s Education Program at the University Of Toronto Rotman School Of Business. Mr. Morrison’s extensive business experience and corporate governance focus, will assist SDI in the next phase of the Company’s growth.

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

The Debentures, and any Common Shares issued under the Debentures, are subject to a hold period which expired on February 6, 2015.

Proceeds from the private placement will be used for the expansion of the Company’s sales force network, the purchase of inventory and working capital purposes.

The private placement was conducted on a brokered private placement basis. Fin-XO Securities Inc. (the “Agent”) acted as agent. The Agent received (a) a cash commission of $105,930, (b) non-transferrable warrants to purchase 151,900 Common Shares at a price of $0.50 per share ending August 5, 2016, (c) a corporate finance fee of $8,475, and (d) reimbursement of the expenses of the Agent.

During the year ended November 30, 2014, the Company named Karim Kanji to the board of directors as an independent member. Mr. Kanji is a senior, global executive with a proven track record in positioning companies for growth, profitability and acquisition. Karim has shown an exceptional ability to build, groom, mentor and mobilize leadership in order to capture and sustain growth. His experience has been focused on engineering based technology companies with a broad knowledge in the industrial, energy, transportation and healthcare sectors.

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

In October 2014, Security Devices International Inc. (“the Company”) announced that the Company and a division of Abrams Airborne Manufacturing Inc. (AAMI), namely Milkor USA (MUSA), have agreed to partner for a joint cross-selling / marketing initiative.

This arrangement allows both companies to leverage existing and future sales channels by offering a comprehensive, full-package of Milkor USA’s 40mm Multi-Shot Grenade Launchers in conjunction with SDI’s 40mm Less-Lethal ammunition product-line to end-users, globally. This mutually beneficial opportunity allows both Milkor USA and SDI to provide target markets with complimentary, top quality products. By pairing and cross-marketing each other’s unique and proven hardware, each can now offer end-users the ability to carry out their responsibilities with premium brands, a one-stop shop and best-in-class solutions. Milkor USA is the world’s premier provider of 40mm Multi-Shot Grenade Launchers (MSGL) and is focused on being the global choice for high quality, safe and effective weapons systems. MUSA has proven its ability to place its launcher’s into the hands of each major branch of the U.S. Military, as well as offering their MSGLs internationally to NATO allies’ military and police forces.

In January 2010, MUSA won the Indefinite Delivery/Indefinite Quantity (IDIQ) contract with the United States Marine Corps. This 5-year contract was valued for up to 40 million dollars. The newly dubbed M32A1 Multi-Shot Grenade Launcher is the product of this contract, with its price and configuration controlled, via contract, by the USMC. The contract is due to expire in January 2015. Abrams Airborne Manufacturing, Inc. is an aerospace, defense, medical and commercial manufacturer based in Tucson, Arizona. The company has been in business since April of 1965 and is renowned for its capabilities relating to high quality manufacturing.

SDI has sold their BIP products into nine new agencies during the fiscal year of 2014 including Sheriff Departments, Correctional Services, and SWAT teams in; Saskatoon, SK, Watertown, SD, Abbotsford, BC, Sacramento, CA, Kingston, ON, Rustburg, VA, Orlando, FL, Montreal, QC, and Bedford, VA. These agencies are additions to SDI’s customer base that have adopted its 40mm less-lethal rounds.

SDI also performed targeted live fire demos throughout North America with positive results to several agencies.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, and police agencies for crowd control.

The Company has two products:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company is developing five versions of the standard BIP, four of which contain a payload and one of which is a cheaper cost, training round. A payload is an internal capsule within the BIP, which holds a liquid or powder substance.

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

Military, correctional services and law enforcement agencies are seeking alternatives to traditional lethal ammunition. From a military standpoint, the involvement of armed forces in populated areas has created a need for less-lethal ammunition. Correctional services agencies require a close range projectile for usage inside their holding facilities and penitentiaries, and police forces require less-lethal ammunition for riot control and critical incident de-escalation, motivated in part by a desire to avoid expensive litigation.

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

Police and military forces require easily applied options for riot control without the consequences of lethal force. In addition to the litigation, administrative and financial resources required to defend the use of lethal force, there is a moral consideration as well. Police and military forces must balance the risk of injury or death to their own personnel against the risk of injury to civilians, including bystanders. Riot control involves difficult and challenging decisions that often must be made within seconds.

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

Correctional Services facilities have suffered with the ability to control a subject without using excessive force. The Company’s product allows for a correctional officer to deploy a projectile at close range without harming the subject and still maintain protocol within their agency. In management’s opinion, the projectile suffices pain compliance on the subject, with properly followed safety precautions.

General

•	As of November 30, 2014, SDI had consultants and no full-time employees.
•

SDI’s offices are located at 4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI rents its Tampa, Florida, USA office at a cost of $1,418 per month pursuant to a lease which expires on June 30, 2015.

•	SDI’s website is www.securitydii.com.

ITEM 2. DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

In November of 2013, a former officer filed a suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. Subsequent to the year, the Company and the former officer executed a settlement agreement at CAD $15,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV” and is also listed in Canada on TSXV under the symbol “SDZ.V”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

OTC Bulletin Board

Three Months Ended	High	Low

February 2013	$0.51	$0.17
May 2013	$0.51	$0.26
August 2013	$0.46	$0.32
November 2013	$0.50	$0.30

February 2014	$0.37	$0.21
May 2014	$0.35	$0.16
August 2014	$0.37	$0.25
November 2014	$0.35	$0.21

TSXV*

Three Months Ended	High	Low
	CAD $	CAD$
November 2013	$0.50	$0.30
February 2014	$0.40	$0.22
May 2014	$0.36	$0.19
August 2014	$0.36	$0.27
November 2014	$0.35	$0.28

* Trading commenced in the last quarter of 2013.

As of February 18, 2015 SDI had 46,899,285 outstanding shares of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2014, 2013 and 2012. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2014 (audited)	Year ended November 30, 2013 (audited)	Year ended November 30, 2012 (audited)
Sales	$42,480	$30,096	$Nil
Cost of sales	$27,323	$17,379	$Nil
General and Administrative Expenses	$2,624,488	$1,698,523	$2,056,996
Research and Product Development Costs (Recovery)	$Nil	$Nil	($215,143)
Depreciation	$45,586	$38,130	$20,585
Net Loss	($2,722,412)	($2,024,211)	($2,019,938)
Loss per Share (Basic and Diluted)	($0.06)	($0.06)	($0.07)
Current Assets	$1,412,876	$1,907,872	$272,171
Total Assets	$1,577,052	$2,060,009	$417,219
Current Liabilities	$161,405	$106,529	$150,368
Long Term Liabilities	$1,398,592	$Nil	$1,192,639
Shareholders' Equity (Deficiency)	($2,945)	$1,953,480	($925,788)
Retained Earnings (Deficiency)	($24,042,769)	($21,320,357)	($19,296,146)
Dividends	$Nil	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2014 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2014.

Comparison of Year Ended November 30, 2014 to Year Ended November 30, 2013

i. Overview

The Corporation has $42,480 of revenue during the year ended November 30, 2014 (2013: $30,096) and we continue to operate at a loss. We expect our operating losses to continue for so long as we do not generate adequate revenue. As of November 30, 2014, we had accumulated losses of $24,042,769 (November 30, 2013 - $21,320,357). Our ability to generate significant revenue and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Corporation’s major financial endeavor over the years has been its effort to raise additional capital.

ii. Assets

Total assets as of November 30, 2014 includes cash and cash equivalent of $1,085,006, accounts receivable of $7,393, prepaid expenses and other receivables of $29,557, Inventory of $120,246, Deferred financing costs for $170,674 and plant and equipment for $144,176 net of depreciation. Total assets as of November 30, 2013 includes cash and cash equivalent of $1,842,149, accounts receivable of $20,351, prepaid expenses and other receivables of $45,372 and plant and equipment for $152,137 net of depreciation. Total assets decreased from $2,060,009 on November 30, 2013 to $1,577,052 on November 30, 2014. This decrease is primarily the result of expenses incurred in normal course of business.

iii. Revenues

Revenue from operations during the year ended November 30, 2014 was $42,480 as compared to $30,096 during the year ended November 30, 2013.

iv. Net Loss

The Company’s expenses are reflected in the Statements of Operation under the category of Operating Expenses. The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administration Expense

General and administration expense represents professional, consulting, office and general, stock based compensation and other miscellaneous costs incurred during the years covered by this report.

General and administration expense for the year ended November 30, 2014 was $2,624,488, as compared with $1,698,523 for the year ended November 30, 2013. General and administration expense increased by $925,965 in the current year, as compared to the prior year. The primary reasons for the change in general and administrative costs are as follows:

The Company expensed stock based compensation expense (included in general and administrative expenses) for issue of options and warrants for $751,610 during the year ended November 30, 2014 ($Nil in 2013). Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and warrants.

During the year ended November 30, 2014 the Company expensed an additional $40,000 being expense for applied DNA Sciences unique signature DNA system for the DNA marking and authentication of 40mm non lethal projectiles.

(b) Research and Product Development costs

Research and Product Development costs for the year ended November 30, 2014 and year ended November 30, 2013 were $Nil.

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Corporation for the quarter ended November 30, 2014 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the three	For the	For the	For the	For the three	For the	For the	For the
	months	three	three	three	months	three	three	three
	ended	months	months	months	ended	months	months	months
	November30,	ended	ended	ended	November30	ended	ended	ended
	2014	August	May 31,	February	, 2013	August	May 31,	February
	($)	31, 2014	2014	28, 2014	($)	31, 2013	2013	28, 2013
		($)	($)	($)		($)	($)	($)
Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(1,167,718)	(445,163)	(631,094)	(478,437)	(547,206)	(444,595)	(562,762)	(469,648)

Loss per
Weighted
Average
Number of	(0.03)	(0.01)	(0.01)	(0.01)	(0.02)	(0.01)	(0.02)	(0.01)
Shares
Outstanding
– Basic and
Fully
Diluted

Quarterly activities and financial performance are impacted by the Company’s ability to raise capital for its activities. The loss during the three months period ended May 31, 2014, August 31, 2014 and November 30, 2014 include non-cash stock based compensation expense for $188,470, $33,952 and $529,188 respectively.

vi. Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	November	November
	30,	30,
	2014	2013

Cash and cash equivalent	$1,085,006	$1,842,149
Working capital	$1,251,471	$1,801,343
Cash used in operating activities	$(1,940,050)	$(1,731,957)
Cash used in investing activities	$(37,625)	$(45,219)
Cash provided by financing activities	$1,253,799	$3,386,854

As of November 30, 2014, the Company had working capital of $1,251,471 as compared to working capital of $1,801,343 as of November 30, 2013. Working capital decreased primarily as a result of capital financing activities during the year ended November 30, 2014 for $1,253,799 offset in part by expenses incurred in normal course of business.

Net cash used in operations for the year ended November 30, 2014, was $1,940,050 as compared to $1,731,957 used for the year ended November 30, 2013. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $751,610 in 2014, as compared to $nil in 2013.

November 30, 2014

On March 19, 2014, the board of directors granted options to five consultants to acquire a total of 400,000 common shares. The 400,000 options were issued at an exercise price of $0.31 (CAD$0.35) per share and vest immediately with an expiry term of three years. The Company expensed stock based compensation expense for $47,897.

On May 9, 2014, the board of directors granted options to one director to acquire a total of 600,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $140,573.

On July 25, 2014, the board of directors granted options to two consultants to acquire a total of 150,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry date of August 5, 2017. The Company expensed stock based compensation cost of $33,952.

On September 11, 2014, the board of directors granted options to directors and consultants to acquire a total of 1,875,000 common shares. These options were issued at an exercise price of $0.36 (CAD $0.40) per share and vest immediately with an expiry date of September 10, 2019. The Company expensed stock based compensation cost of $529,188.

Amortization of debt discount for $ Nil in 2014 as compared to $537,488 in 2013

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

2) Changes in non- cash balances relating to operations:

The Company’s prepaid expenses and other receivables decreased by $15,815 as compared to an increase by $38,172 in 2013. The primary reason for decrease in prepaid expenses and other receivables for 2014 was reduction in advance payments made to consultants in 2014 as compared to prior year.

Net cash flow from investing activities was an outflow for $37,625 during the year ended November 30, 2014 as compared to $ 45,219 for the year ended November 30, 2013. The primary reason was the acquisition of moulds for $37,625 in 2014 as compared to $29,750 in 2013.

Net Cash flow from financing activities was an inflow of $1,253,799 for the year ended November 30, 2014 as compared to an inflow for $3,386,854 for the year ended November 30, 2013.

Year ended November 30, 2014

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

Year ended November 30, 2013

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding the escrowing of his shares, and a cash commission of CAD$359,458 paid to the Agent.

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

Changes to issued share capital

Year ended November 30, 2014

On July 17, 2014, the Company received $12,500 and issued 50,000 shares on exercise of options at $0.25 per share

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

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent. In addition the Company granted warrants to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The Agent’s warrants entitles the Agent and members of its selling group to purchase Common Shares at a price of CAD$0.40 (US $0.38) per Common Share until August 27, 2015.

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

vii. Off-Balance Sheet Arrangement

The Company had no off- balance sheet arrangements as of November 30, 2014 and 2013

viii. Commitments and Contingencies

Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925.Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then monthly compensation and by continuing the then benefits coverage for a period of 2 years. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of CAD $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. Subsequent to the year, the Company extended this agreement for four months at a rate of $5,000 per month, expiring April 30, 2015.

Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. Subsequent to the year, the Company terminated this agreement.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month and issued 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project was implemented.

Effective August 2014, SDI executed an agreement with a non-related consultant to pay compensation of $5,500 per month for the first 5 months and $5,000 from sixth month to end of the term. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. On renewal, there will an annual increase of 4.5% effective January 1, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company granted 50,000 stock options to the consultant on July 25, 2014 and has agreed to grant 25,000 stock options for every 5,000 rounds sold domestically to a maximum of an additional 150,000 options. Either party may terminate the consulting agreement by giving 30 days written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a rent of $5,593 (CAD $6,399) per month.

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2015 at a rent of $1,418 per month.

Contingencies

In November of 2013, a former officer filed a law suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. Subsequent to the year, the Company and the former officer executed a settlement agreement at CAD $15,000 (see subsequent events)

Exclusive supply and teaming agreement:

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

The Company and a division of Abrams Airborne Manufacturing Inc. (AAMI), namely Milkor USA (MUSA), agreed to partner for a joint cross-selling / marketing initiative.

This arrangement allows both companies to leverage existing and future sales channels by offering a comprehensive, full-package of Milkor USA’s 40mm Multi-Shot Grenade Launchers in conjunction with SDI’s 40mm Less-Lethal ammunition product-line to end-users globally.

ix. Subsequent Events

In December, 2014, SDI terminated the agreement executed with a non-related consultant to pay compensation of $7,000 per month.

The Company and a former officer executed a settlement agreement to settle a lawsuit filed by the said officer seeking damages for wrongful dismissal, vacation pay, out of pocket expenses, breach of contract and loss of business opportunity. The Company agreed to pay CAD$15,000 in settlement. (See note on contingencies)

x. Critical Accounting Policies

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for the Company on December 1, 2016. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on December 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

On January 9, 2015, FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature OR occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU aligns US GAAP with IAS 1, which prohibits presentation and disclosure of extraordinary items.

This ASU is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

The Corporation currently has general liability insurance that includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Corporation. A product recall could have a material adverse effect on the business or financial condition of the Corporation.

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

Rapid Technological Development

The markets for the Corporation’s products and services are characterized by rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles. Accordingly, the Corporation’s success is dependent upon its ability to anticipate technological changes in the industries it serves and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements. There can be no assurance that the Corporation will successfully develop new products or enhance and improve its existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over the Corporation’s products or which render the products currently sold by the Corporation obsolete or less marketable. Regardless of the Industry as a whole, the less lethal sector moves somewhat slower in the adaptation and integration of new products.

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

The Corporation may be prohibited from developing or commercializing certain technologies and products unless it obtains a license from a third party. There can be no assurance that it will be able to obtain any such license on commercially favorable terms or at all. If it does not obtain such a license, it could be required to cease the sale of certain of its products.

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

Insurance and Uninsured Risks

The Corporation’s business is subject to a number of risks and hazards including industrial accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Corporation maintains liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Corporation may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Corporation could incur significant costs that could have a materially adverse effect upon its financial position.

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

Market Price of Common Shares

There can be no assurance that an active market for the Common Shares will be sustained. Securities of small and midcap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include global economic developments and market perceptions of the attractiveness of certain industries. The price per Common Share is also likely to be affected by change in the Corporation’s financial condition or results of operations as reflected in its quarterly filings. Other factors unrelated to the performance of the Corporation that may have an effect on the price of Common Shares include the following: the extent of analytical coverage available to subscribers concerning the business of the Corporation may be limited if investment banks with research capabilities do not follow the Corporation’s securities; lessening in trading volume and general market interest in the Corporation’s securities may affect a subscriber’s ability to trade significant numbers of Common Shares, the size of the Corporation’s public float may limit the ability of some institutions to invest in the Corporation’s securities; a substantial decline in the price of the Common Shares that persists for a significant period of time could cause the Corporation’s securities to be delisted from the exchange, further reducing market liquidity. If an active market for the Common Shares does not continue, the liquidity of a subscriber’s investment may be limited and the price of the Common Shares may decline. If such a market does not develop, subscribers may lose their entire investment in the Common Shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A. CONTROLS AND PROCEDURES

     SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2014, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2014, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting disclosed below.

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

     SDI’s management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of SDI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on that evaluation, our management concluded that our internal controls over financial reporting as of November 30, 2014 were not effective due to the following material weakness:

     Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing material weakness, during the fiscal year 2014, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

     There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Gregory Sullivan	50	President, Principal Executive Officer and a Director
Dean Thrasher (1)	51	Director, Secretary and Chief Operating Officer
Rakesh Malhotra	58	Principal Financial and Accounting Officer
Allen Ezer (2)	38	Director
David Goodbrand (3)	42	Director
Keith Morrison (4)	55	Director
Karim Kanji (5)	47	Director

(1)	Appointed as a director on November 26, 2013.
(2)	Appointed as a director on January 3, 2012.
(3)	Appointed as a director on October 26, 2012
(4)	Appointed as a director on April 30, 2014
(5)	Appointed as a director on September 15, 2014

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

Rakesh Malhotra has been SDI’s Chief Financial Officer since January 7, 2007. Mr. Malhotra is a United States Certified Public Accountant (CPA) and a Canadian Accountant (CPA, CA). Mr. Malhotra graduated with Bachelor of Commerce (Honors) degree from the University of Delhi (India) and has served as CFO and consultant to various public Companies in USA and Canada.

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

Keith Morrison is the CEO of North American Nickel Inc. , a publically traded Canadian Exploration Company. . He is currently on the Board of Directors of Marengo Mining, a TSX listed company with a Copper Deposit in Papua New Guinea. He was a co-founder and CEO of Quantec Geoscience from 1986 until 2008, that developed industry leading ground geophysical subsurface imaging technologies and has completed more than 3000 resource projects around the world. Keith has an undergraduate degree in Engineering Geophysics from Queen’s University and has completed the ICD Director’s Education Program at the University Of Toronto Rotman School Of Business.

Karim Kanji tenure include; President and CEO Lumen Dynamics (managed a successful sale of the company in November 2013), President Clinicare/Chartcare IT Services (negotiated the company’s divestiture in year-two of his contract), Executive Officer at SEALS Ltd. a subsidiary of ICTS Europe Group (completed acquisition and post closing activities - 2011), Vice President and Vice President of Mergers & Acquisitions at Siemens Canada (total revenue responsibility >$500 million), General Manager and Finance Director Siemens Canada (with regional sales of $350 million), and has served on several boards of both public and private entities. Karim holds several degrees including his eMBA, MBA, CPA, CMA, and his masters in law from Osgoode Hall.

Rakesh Malhotra is SDI’s financial expert. However, since he is an officer of SDI, Mr. Malhotra is not independent as that term is defined in 803 of the NYSE AMEX Company Guide.

SDI believes its directors are qualified to act as such due to their experience in the law enforcement or weapons industries and their general business backgrounds.

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2014, the Corporation’s named executive officers were Gregory Sullivan (CEO), Rakesh Malhotra (CFO) and Dean Thrasher (COO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long term compensation for services in all capacities to the Corporation for the Corporation’s most recently completed financial years in respect of the Named Executive Officers. Summary Compensation Table

Name and Principal Position	Year ended Nov. 30	Salary ($)	Share- Based Awards ($)	Option- Based Awards(1) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compen- sation (5) ($)	Total Compen- sation ($)
					Annual Incentive Plan	Long- Term Incentive Plans
Gregory Sullivan CEO (2)	2014 2013 2012	0 0 0	0 0 0	70,558 0 50,074	0 0 0	0 0 0	0 0 0	155,774 158,400 144,000	226,332 158,400 194,074
Rakesh Malhotra CFO (3)	2014 2013 2012	0 0 0	0 0 0	0 0 2,504	0 0 0	0 0 0	0 0 0	38,700 58,530 35,300	38,700 58,530 35,300
Dean Thrasher COO (4)	2014 2013 2012	0 0 0	0 0 0	112,893 0 20,074	0 0 0	0 0 0	0 0 0	115,446 120,000 120,000	228,339 120,000 170,074

Note:

(1)

These options/warrants have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options/warrants based awards: an expected option term of 5 and 4 years to exercise for 2014 and 2012 awards respectively; a projected dividend of zero; projected stock price volatility of 170.42% for 2014 and 206.87% for 2012 awards and a risk-free interest rate of 2% for both 2014 and 2012 awards.

The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Company and its Common Shares.

(2)

Prior to entering into an agreement with the Corporation as CEO, Mr. Sullivan was a director of the Corporation. His directorship dates back to 2005. On May 30, 2010, Mr. Gregory Sullivan was appointed the CEO of the Corporation. Effective January 2012, Mr. Sullivan was contracted with the Corporation for a period of 60 months. Mr. Sullivan is to earn CAD $12,000 per month for his services, along with a 5% annual salary increase. In fiscal 2012, Mr. Sullivan was issued 400,000 compensation warrants (exercisable at $0.13 until January 4, 2016). During 2013, 50,000 warrants as an incentive were issued for providing a working capital loan of $96,700 (CAD $100,000). In fiscal 2014, Mr. Sullivan was granted 250,000 options which vested immediately. Mr. Sullivan is also given a CAD$600 monthly car allowance through his employment agreement with the Company effective January 2012.

(3)	For services, Mr. Malhotra was issued 20,000 warrants on January 4, 2012. Mr. Malhotra is the CFO of the Corporation, and works on an hourly basis.

(4)

Mr. Thrasher is contracted through Level 4 Capital Corp. for services rendered to the Company. Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 options in 2014 and 800,000 compensation warrants in 2012. Of the 800,000 options and 800,000 compensation warrants, Mr. Thrasher is entitled to 50%. See “Employment/Consulting Agreements”.

(5)	Amount represents consulting fees expensed during the year.

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2014.

Name	Number of securities underlying unexercised options/warrants (#)	Option exercise price ($)	Option/Warrant expiration date
Gregory Sullivan	250,000(1) 50,000(2) 400,000(2) 397,000(2)	$0.36 $0.47 $0.13 $0.20	10-09-2019 03-14-2015 01-04-2016 10-01-2015
Rakesh Malhotra	20,000(2) 175,000(2)	$0.13 $0.20	01-04-2016 10-01-2015
Dean Thrasher (3)	400,000(1) 400,000(2)	$0.36 $0.13	10-09-2019 01-04-2016

Notes:

(1) These are compensation options issued to the named executive officer
(2) These are compensation warrants issued to the named executive officers.
(3) Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 options on September 11, 2014 (exercisable at $0.36 until September 10, 2019) and 800,000 compensation warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016). Of the 800,000 options and 800,000 compensation warrants, Mr. Thrasher is entitled to 50%.

Pension Plan Benefits and Defined Contribution Plans

The Corporation does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Employment/Consulting Contracts

1. The Corporation has entered into an employment agreement with Gregory Sullivan, dated November 21, 2011, the Corporation’s Chief Executive Officer for a 5-year term commencing January 1, 2012. Mr. Sullivan’s remuneration is CAD$12,000 per month with a 5% annual increase, and a CAD$600 per month car allowance. The agreement has the following terms.

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

2. The Corporation has entered into a consulting agreement effective January 1, 2013 for a two-year period with Lumina Global Partners Inc. (“Lumina”), Lumina is a corporation controlled by Allen Ezer, a director of the Company. The agreement was further extended for a period of two years ending December 31, 2016 at a remuneration of CAD $8,925 per month. The agreement has the following terms.

(a)	The agreement shall be terminated once all services have been completed by Lumina.

(b)	Either party may terminate the consulting agreement with 90 days written notice.

(c)	All services provided by Lumina shall be invoiced up to the termination date.

3. The Corporation entered into a consulting agreement effective October 4, 2012 with Level 4 Capital Corp. (“L4”), which ended September 30, 2014. The Company renewed this agreement with L4 effective October 1, 2014 and ends December 31, 2017. L4’s remuneration was $20,000 per month which was increased to CAD$24,000 per month during the renewal period. At the discretion of L4, it may take remuneration in the form of cash or in Common Shares. L4 is a corporation 50% owned by Dean Thrasher. The agreement has the following terms.

(a)

The agreement shall be terminated once all services have been completed by L4. Services include; guiding the Corporation’s manufacturer through all new product development, completing the public Offering with securities commissions in Canada and the US, working with US and Canadian counsel in all aspects, go to market strategy, budgeting, and logistics of the products.

(b)

Upon a change in control of L4, the Corporation has the right to terminate this agreement with 90 days notice. If a change of control of SDI occurs, the Corporation shall pay L4 eighteen months of fees.

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

Compensation of Directors

The compensation of the independent directors of the Corporation is yet to be determined. For 2014, Independent directors were not paid cash but were issued options. Non-independent directors are not entitled to receive directors’ fees from the Corporation. All directors are reimbursed by the Corporation for travel and other out-of-pocket expenses incurred in attending directors and shareholders’ meetings and meetings of Board committees. All directors of the Corporation benefit from the Corporation’s directors and officers liability insurance.

Compensation of Directors during Years Ended November 30, 2014 and November 30, 2013.

Year ended November 30, 2014:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash	Awards	(3)
Gregory Sullivan	$155,774	--	70,558
Allen Ezer	$99,365	--	70,558
Dean Thrasher (2)	$115,446	--	112,893

(1)	Boaz Dor resigned in year 2013
(2)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest
(3)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Year ended November 30, 2013:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash	Awards	(3)

Boaz Dor (1)	$45,000	--	-
Gregory Sullivan	$158,400	--	-
Allen Ezer	$100,500	--	-

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

     The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2014, and the options held by the officers and directors named below.

	Options Exercised
					Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted	Price	Date	Exercise	Realized
		(#)			(1)	(2)

Gregory Sullivan	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	01/24/08	117,000	$0.10	01/24/13	117,000	$25,740

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which
	are:			Exercise	Expiration
Name	Exercisable	Unexercisable		Price	Date

Gregory Sullivan	250,000	--		$0.36	9-10-2019

Allen Ezer		--	$
	250,000			0.36	9-10-2019

Dean Thrasher (1)		--	$
	400,000			0.36	9-10-2019

David Goodbrand	100,000	--		$0.45	10-25- 2016

(1)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

     For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

     In addition to the options described above, SDI has as of November 30, 2014, granted warrants to its officers and directors upon the terms shown below.

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

	Number
Name	of Shares (1)	Percent of
		Class
Gregory Sullivan	970,000	2.1%
Dean Thrasher (2)	900,000	1.9%
Allen Ezer	60,000	0.1%
Keith Morrison	190,000	0.4%
Alpha North Asset Management	4,974,378	10.6%
All Officers and Directors as a group	2,120,000	4.5%

(1)	Does not reflect shares issuable upon the exercise of options or on conversion of convertible debentures.
(2)	Dean Thrasher is contracted through Level 4 Capital Corp. Fifty percent of the 1,800,000 Common Shares owned by Level 4 Capital Corp. are beneficially owned by Mr. Thrasher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Schwartz Levitsky Feldman, LLP (“Schwartz Levitsky”) audited SDI’s financial statements for the years ended November 30, 2014 and 2013.

     The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

	2014	2013

Audit Fees	$35,450	$20,000
Audit-Related Fees	$16,800	$16,500
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	24,000

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

FINANCIAL STATEMENTS

     YEARS ENDED NOVEMBER 30, 2014 AND 2013

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

SECURITY DEVICES INTERNATIONAL, INC.

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2014 AND 2013
(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Security Devices International, Inc.

We have audited the accompanying consolidated balance sheets of Security Devices International, Inc. (the “Company”) as of November 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' equity (deficiency) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has limited revenues and expects to continue to incur significant expenses from operations. The Company’s future success is dependent upon its ability to raise sufficient capital, not only to cover its operating expenses, but also to continue to develop and be able to profitably market its products. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
February 13, 2015	Licensed Public Accountants

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Balance Sheets
As at November 30, 2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013
	$	$
ASSETS
CURRENT
Cash and cash equivalents	1,085,006	1,842,149
Accounts Receivable	7,393	20,351
Inventory (Note 17)	120,246	-
Deferred financing costs (Note 14)	170,674	-
Prepaid expenses and other receivables	29,557	45,372

Total Current Assets	1,412,876	1,907,872
Plant and Equipment (Note 9)	144,176	152,137

TOTAL ASSETS	1,557,052	2,060,009
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	161,405	106,529
Total Current Liabilities	161,405	106,529
Convertible Debentures (Note 14)	1,398,592	-
Total Liabilities	1,559,997	106,529
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments and Contingencies (Note 11)
Subsequent Events (Note 18)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2013 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock.
Common stock, $0.001 par value 100,000,000 shares authorized, 46,899,285 issued and outstanding (2013: 46,849,285)	46,899	46,849
Additional Paid-In Capital	24,024,631	23,226,988
Deficiency	(24,042,769)	(21,320,357)
Accumulated other comprehensive loss	(31,706)	-

Total Stockholders’ Equity (Deficiency)	(2,945)	1,953,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	1,557,052	2,060,009

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive loss
Years Ended November 30, 2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013
	$	$

SALES	42,480	30,096
COST OF SALES	(27,323)	(17,379)
GROSS PROFIT	15,157	12,717

EXPENSES:
Depreciation	45,586	38,130
General and administration	2,624,488	1,698,523
TOTAL OPERATING EXPENSES	2,670,074	1,736,653
LOSS FROM OPERATIONS	(2,654,917)	(1,723,936)
Other expense-Interest (Notes 14 and 15)	(73,540)	(651,502)
Other Income-Derivative financial instrument (Note 16)	-	349,532
Other Income-Interest	6,045	1,695

LOSS BEFORE INCOME TAXES	(2,722,412)	(2,024,211)
Income taxes (Note 10)	-	-
NET LOSS	(2,722,412)	(2,024,211)

Foreign exchange translation adjustment for the year	(31,706)	-

COMPREHENSIVE LOSS	(2,754,118)	(2,024,211)

Loss per share – basic and diluted	(0.06)	(0.06)
Weighted average number of common shares outstanding during the year	46,868,052	36,565,840

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended November 30, 2014 and 2013
(Amounts expressed in US Dollars)

	2014	2013
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	(2,722,412)	(2,024,211)
Items not requiring an outlay of cash:
Fair value of options and warrants (included in general and administration expenses)	751,610	-
Amortization of deferred financing costs	20,202	-
Depreciation	45,586	38,130
Interest on convertible debt converted to stock	-	79,752
Amortization of debt discount	-	537,488
Gain on extinguishment of debt included in general and administration expenses (Note 15)	-	(33,501)
Derivative financial instrument	-	(349,532)
Changes in non-cash working capital:
Accounts receivable	12,816	(20,351)
Inventory	(120,246)	-
Prepaid expenses and other receivables	14,635	(38,172)
Deferred costs	-	32,500
Accounts payable and accrued liabilities*	57,759	45,940

NET CASH USED IN OPERATING ACTIVITIES	(1,940,050)	(1,731,957)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Plant and Equipment	(37,625)	(45,219)

NET CASH USED IN INVESTING ACTIVITIES	(37,625)	(45,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock	-	3,069,700
Net proceeds from convertible debentures	1,241,299
Repayment of convertible debentures	-	(30,000)
Exercise of stock options	12,500	-
Proceeds from bridge loans	-	641,965
Repayment of bridge loans	-	(294,811)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,253,799	3,386,854
Effects of foreign currency exchange rate changes	(33,267)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(757,143)	1,609,678
Cash and cash equivalents , beginning of Year	1,842,149	232,471
CASH AND CASH EQUIVALENTS END OF YEAR	1,085,006	1,842,149

SUPPLEMENTAL INFORMATION:

INCOME TAXES PAID	-	-

INTEREST PAID	-	39,545

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

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the years ended November 30, 2014 and 2013.
(Amounts expressed in US Dollars)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in		Comprehensive
	Shares	amount	Capital	Deficiency	loss	Total
	$	$	$	$		$

Balance as of November 30, 2012	31,472,433	31,472	18,338,886	(19,296,146)		(925,788)
Conversion of convertible debt to common shares	1,801,480	1,802	538,642			540,444
Conversion of convertible debt to common shares	2,297,044	2,297	795,419			797,716
Issuance of common shares for cash	9,984,950	9,985	3,059,715			3,069,700
Common share reconciliation difference with transfer agent	20,000	20	(20)			-
Relative fair value of detachable 325,000 warrants component of bridge loans financing			77,537			77,537
Conversion of bridge loans with accrued interest to common shares	1,273,378	1,273	416,809			418,082
Net loss for the year				(2,024,211)		(2,024,211)
Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)		1,953,480
Stock based compensation for issue of options			751,610			751,610
Exercise of options	50,000	50	12,450			12,500
Relative fair value of placement agent warrants			33,583			33,583
Net loss for the year				(2,722,412)		(2,722,412)
Foreign currency translation					(31,706)	(31,706)
Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945)

The accompanying notes are an integral part of these financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The consolidated financial statements include the accounts of Security Devices International, Inc. (the “Company” or “SDI”), and its subsidiary Security Devices International Canada Corp. All material inter- company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in the innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of products. These products consist of the Blunt Impact Projectile 40mm (BIP) line of products, and the Wireless Electric Projectile 40mm (WEP).

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company’s activities are subject to risk and uncertainties including-

The Company does not have adequate revenue to fund all of its operational needs and may require additional financing to continue its operations if it is unable to generate substantial revenue growth. There can be no assurance that such financing will be available at all or on favorable terms.

The Company has incurred a cumulative loss of $24,042,769 from inception to November 30, 2014 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Use of Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. As the precise determination of assets and liabilities, and revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates. Actual amounts may differ from these estimates. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculation of stock based compensation, estimating the useful life of its plant and equipment and accounting for conversion features on convertible debt transactions.

	b)	Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10- 25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740- 10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is subject to U.S federal jurisdiction income tax examinations for the tax years 2008 through 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2008 through 2013.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

	d)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2014 and 2013 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2014, there were 3,360,000 options and 4,794,545 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2013, there were 1,510,000 options and 5,542,645 warrants outstanding, which were convertible into equal number of common shares of the Company.

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

All awards granted to employees and non-employees after November 30, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of November 30, 2014 there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended November 30, 2014 and 2013 was $751,610 and $Nil respectively.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

	h)	Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency.The Company’s operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

	j)	Financial Instruments-Cont’d

Assets and liabilities measured at fair value as of November 30, 2014 and 2013 are classified below based on the three fair value hierarchy tiers described above:

	Carrying	Fair Value
	Value
November 30, 2014:
Cash and cash equivalents	$1,085,006	$1,085,006
Accounts receivable	$7,393	$7,393
Accounts payable and accrued liabilities	$161,405	$161,405
Convertible debentures	$1,398,592	$1,398,592

	Carrying	Fair Value
	Value
November 30, 2013:
Cash and cash equivalents	$1,842,149	$1,842,149
Accounts receivable	$20,351	$20,351
Accounts payable and accrued liabilities	$106,529	$106,529

Cash and cash equivalents have been measured using Level 1 of the Fair Value Hierarchy.

Foreign exchange risk:

The Company’s subsidiary conducts its operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

Liquidity risk:

The Company’s exposure to liquidity risk is dependent on the ability to raise funds to meet commitments and to sustain operations. The company controls its liquidity risk by managing working capital and cash flows.

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

l)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit concentration.

m)	Convertible debt instruments

The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes the respective debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d )

	n)	Intellectual Property

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

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30% declining balance method
Furniture and fixtures	30% declining balance method
Leasehold Improvements Moulds	straight line over period of lease 20% Straight line over 5 years

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

	p)	Inventories

Inventories are valued at the lower of cost and net realizable value with cost being determined on the first-in, first-out basis for Blunt Impact Projectiles.

	q)	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

q)	Recent Accounting Pronouncements-Cont’d

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for the Company on December 1, 2016. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on December 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

On January 9, 2015, FASB issued ASU 2015-01, Income Statement- Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature OR occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This ASU aligns US GAAP with IAS 1, which prohibits presentation and disclosure of extraordinary items.

This ASU is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2014		2013
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$35,885		$48,494
Accrued liabilities-accrued interest	$53,338	$
Accrued liabilities-other liabilities	$72,182		$58,035
	$161,405		$106,529

Accrued liabilities-other liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

a)	Authorized
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

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock having par value of $0.001. The provisions in the Articles of Incorporation relating to the preferred stock allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of SDI’s common stock.

b)	Issued

46,899,285 Common shares (2013: 46,849,285 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

	c)	Changes to Issued Share Capital

Year ended November 30, 2014

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

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The Company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent. In addition the Company granted warrants to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The warrants entitle the Agent and members of its selling group to purchase Common Shares at a price of CAD$0.40 (US $0.38) per Common Share until August 27, 2015.

Upon completion of the Offering, $700,000 face value of convertible debentures along with $97,716 of interest was converted to 2,297,044 Common Shares, resulting in the discharge of those debentures (see note 14).

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $24,246 (see note 15)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502.

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520.

During the quarter ended November 30, 2013, the holder of bridge loans converted the principal and interest totaling $ 378,525 into common shares at CAD$0.30 per share, resulting in gain on extinguishment of debt for $33,501.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans which were replaced by the Incentive Stock Option Plan (the “2013 Plan”) that was issued in May, 2013.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at November 30, 2014.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at November 30, 2014.

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

Year ended November 30, 2014

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

On September 11, 2014, the board of directors granted options to directors and consultants to acquire a total of 1,875,000 common shares. These options were issued at an exercise price of $0.36 (CAD $0.40) per share and vest immediately with an expiry date of September 10, 2019. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	170.42%
Market price of Company’s common stock on date of grant of options	$0.30
Stock-based compensation cost	$529,188

As of November 30, 2014 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Year ended November 30, 2013

The Company did not issue any options during the year ended November 30, 2013.

As of November 30, 2013 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

The following table summarizes the options outstanding under the Stock Option Plan:

	Number of options
	2014	2013

Outstanding, beginning of year	1,510,000	1,660,000
Granted	3,025,000	-
Expired	(125,000)	(150,000)
Exercised	(50,000)	-
Forfeited	(1,000,000)	-
Cancelled	-	-
Outstanding, end of year	3,360,000	1,510,000
Exercisable, end of year	3,360,000	1,510,000

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

	Option price	Number of
		options
Expiry date	per share	2014
June 15, 2015	$0.20	35,000
October 2, 2015	$0.42	200,000
October 25, 2016	$0.45	100,000
March 18, 2017	$0.31	400,000
August 5, 2017	$0.32	150,000
May 18, 2019	$0.32	600,000
September 10, 2019	$0.36	1,875,000

TOTAL		3,360,000

Weighted average exercise price:
Options outstanding at end of year		$0.35
Options granted during the year		0.34
Options exercised during the year		0.25
Options expired during the year		0.25
Options forfeited/cancelled during the year		0.45

	Option price	Number of
		options
Expiry date	per share	2013
June 30, 2014	$0.25	175,000
June 15, 2015	$0.20	35,000
October 2, 2015	$0.42	200,000
October 25, 2016	$0.45	1,100,000

TOTAL		1,510,000

Weighted average exercise price:
Options outstanding at end of year		$0.42
Options granted during the year		$-
Options exercised during the year		$-
Options expired during the year		$0.50
Options forfeited/cancelled during the year		$-

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

The share options outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2014	2013
	(Years)	(Years)
Total outstanding options	4.0	2.6
Total exercisable options	4.0	2.6

7.	STOCK PURCHASE WARRANTS

Year ended November 30, 2014

On August 6, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. In connection with the financing, the Company issued warrants to placement agents to purchase 151,900 shares of common stock at an exercise price of US $0.45 (CAD $0.50) per share. These warrants expire on August 5, 2016. The relative fair value allocated to warrants and credited to additional paid in capital was $33,583

Year ended November 30, 2013

On January 30, 2013, the Company issued a $199,342 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock at CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $24,246 (see note 15).

On March 14, 2013, the Company issued a $97,456 (CAD $100,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 50,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $11,269 (see note 15)

On April 12, 2013, the Company issued a $197,355 (CAD $200,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 100,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $20,502 (see note 15)

On May 14, 2013, the Company issued a $147,812 (CAD $150,000) 6% convertible bridge loan with a term to July 30, 2013 (the “Maturity Date”). In connection with the issuance of the bridge loan, the Company issued detachable warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of CAD$0.50 per share and a time to expiration of two years. The relative fair value allocated to warrants and credited to additional paid in capital was $21,520 (see note 15)

On August 27, 2013, the Company completed an initial public offering to raise gross proceeds of $3,794,280 (CAD $3,993,980) through the issuance of 9,984,950 Common Shares at a price of $0.38 (CAD$0.40) per Common Share (the “Issue Price”). The Company incurred expenses of $724,580 (CAD $734,565) to raise the capital which included a fee of CAD $80,000 paid to a former director and CEO in accordance with the terms of an agreement regarding escrow of shares and a cash commission of CAD$359,458 paid to the Agent. In addition the Company granted warrants to purchase up to 898,645 Common Shares to the Agent and members of its selling group. The warrants entitle the Agent and members of its selling group to purchase Common Shares at a price of CAD$0.40 (US $0.38) per Common Share until August 27, 2015.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE WARRANTS-Cont’d

	Number of
	Warrants	Exercise	Expiry
	Granted	Prices	Date
		$
Outstanding at November 30, 2012 and average exercise price	4,319,000	0.19
Granted in year 2013	100,000	0.47	1/30/2015
Granted in year 2013	50,000	0.47	3/14/2015
Granted in year 2013	100,000	0.47	4/12/2015
Granted in year 2013	75,000	0.47	5/14/2015
Granted in year 2013	898,645	0.38	8/27/2015
Exercised	-	-
Forfeited	-	-
Expired	-	-
Cancelled	-	-
Outstanding at November 30, 2013 and average exercise price	5,542,645	0.23
Granted in year 2014	151,900	0.45	8/5/2016
Exercised	-	-
Forfeited	-	-
Expired	(850,000)	0.25
Expired	(50,000)	0.25
Cancelled	-	-
Outstanding at November 30, 2014 and average exercise price	4,794,545	0.24

Exercisable at November 30, 2014		4,794,545	0.24
Exercisable at November 30, 2013		5,542,645	0.23

The warrants outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2014	2013
	(Years)	(Years)
Total outstanding warrants	0.9	1.6
Total exercisable warrants	0.9	1.6

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Year ended November 30, 2014

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $248,439 as management fees for payment to its two directors and expensed a total of $6,700 as automobile allowance. In addition, the Company reimbursed $114,137 to directors and officers for travel and entertainment expenses incurred for the Company.

On May 9, 2014, the board of directors granted options to one director to acquire a total of 600,000 common shares. These options were issued at an exercise price of $0.32 (CAD $0.35) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $140,573 for these options.

On September 11, 2014, the board of directors granted options to directors to acquire a total of 1,800,000 common shares. These options were issued at an exercise price of $0.36 (CAD $0.40) per share and vest immediately with an expiry date of September 10, 2019. The Company expensed stock based compensation cost of $508,020 for these options issued to directors of the Company.

The Company expensed $38,700 for services provided by the CFO of the Company and $230,890 for services provided by a Company in which the Chief Operating Officer has an interest.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

9.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation.

	November		November
	30, 2014		30, 2013
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Computer equipment	37,573	33,159	37,573	31,267
Furniture and fixtures	18,027	15,212	18,027	14,006
Leasehold Improvements	23,721	13,151	23,721	10,057
Moulds	209,515	83,138	171,890	43,74

	288,836	144,660	251,211	99,074

Net carrying amount		$144,176		$152,137
Depreciation expense		$45,586		$38,130

10.	INCOME TAXES

The Company has non-capital losses of approximately $15,831,371 (2013: $14,371,847) available, which can be applied against future taxable income and which expire as follows:

2025	$188,494
2026	609,991
2027	1,731,495
2028	3,174,989
2029	2,792,560
2030	2,044,857
2031	854,218
2032	1,073,610
2033	1,410,557
2034	1,950,600
$15,831,371

The reconciliation of income taxes at statutory income tax rates to the income tax expense is as follows:

	November	November
	30, 2014	30, 2013
Loss before income taxes	$(2,722,412)	$(2,024,211)
Applicable statutory tax rate	35.0%	35.0%
Income tax recovery at statutory rate	(952,844)	(708,474)
Permanent differences	270,134	60,566
Tax benefit not recognized	682,710	647,908
Income taxes – current and deferred	$-	$-

Reconciliation of statutory tax rate to the effective income tax rate is as follows:

Federal statutory income tax rate	35.0%
Deferred tax asset valuation allowance	(35.0)%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2014 and 2013 are as follows:

	2014	2013
Operating losses available to offset future income-taxes	$15,831,371	$14,371,847

Expected Income tax recovery at statutory rate of 35% (2012: 35.0%)	$(5,540,980)	$(5,030,146)
Undeducted share issue costs	-	(239,958)
Valuation Allowance	$5,540,980	$5,270,104
Net deferred tax assets	-	-

As the company has not earned significant revenues, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2014 and 2013. Management believes the Company has no uncertain tax position

11.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

a) Consulting agreements:

The directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925.Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then monthly compensation and by continuing the then benefits coverage for a period of 2 years. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of CAD $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. Subsequent to the year, the Company extended this agreement for four months at a rate of $5,000 per month, expiring April 30, 2015. Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. Subsequent to the year, the Company terminated this agreement (see subsequent event note 18)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $5,000 per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month and issued 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project was implemented (refer to note 6).

Effective August 2014, SDI executed an agreement with a non-related consultant to pay compensation of $5,500 per month for the first 5 months and $5,000 from sixth month to end of the term. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. On renewal, there will an annual increase of 4.5% effective January 1, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company granted 50,000 stock options to the consultant on July 25, 2014 and has agreed to grant 25,000 stock options for every 5,000 rounds sold domestically to a maximum of an additional 150,000 options. Either party may terminate the consulting agreement by giving 30 days written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $5,593 (CAD $6,399).

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2015 at a monthly rent of $1,418.

CONTINGENCIES

In November of 2013, a former officer filed a law suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. Subsequent to the year, the Company and the former officer executed a settlement agreement at CAD $15,000 (see note 18).

12.	EXCLUSIVE SUPPLY AND TEAMING AGREEMENT

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

The Company and a division of Abrams Airborne Manufacturing Inc. (AAMI), namely Milkor USA (MUSA), agreed to partner for a joint cross-selling / marketing initiative.

This arrangement allows both companies to leverage existing and future sales channels by offering a comprehensive, full-package of Milkor USA’s 40mm Multi-Shot Grenade Launchers in conjunction with SDI’s 40mm Less-Lethal ammunition product-line to end-users globally.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

13.	SEGMENT DISCLOSURES

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the wireless electric ammunition, as well as its blunt impact projectile. All assets of the business are located in Canada except for accounts receivable for $3,828 (2013: $20,351), inventory $120,246 (2013: $nil) and plant and equipment comprising of moulds for $126,377 (2013: $128,146) which is located in the United States of America.

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

Year ended November 30, 2014 $1,398,592 (CAD $1,549,000) Convertible Debentures

On August 6, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. At any time after February 6, 2015, the Company has the right to force the conversion of the debentures into common shares at a price of at least CAD$0.65 per common share for a period of at least 20 consecutive trading days. If the common shares do not trade on any trading day and the bid price of the common Shares is CAD $0.65 or greater, the common shares shall be deemed to have traded at a price of at least CAD $0.65 on that trading day. Additionally, the Company has the right to redeem the debentures, in whole or in part, (a) during the 12 months ending August 6, 2015, at a premium of 15% to the principal amount being redeemed plus any accrued interest, (b) during the 12 months ending August 6, 2016, at a premium of 5% to the principal amount being redeemed plus any accrued interest, (c) during the 12 months ending August 6, 2017, at a premium of 2% to the principal amount being redeemed plus any accrued interest. In connection with the financing, the Company issued warrants to placement agents to purchase 151,900 shares of common stock at an exercise price of CAD $0.50 per share. Additionally, the Company incurred $157,293 (CAD $174,209) in financing fees.

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

The following table reflects the allocation of the purchase on the financing date:

Convertible Debentures - Face Value	$1,398,342
Proceeds	$(1,279,773)
Deferred financing costs	(190,876)
Paid in capital (warrants)	33,583
Prepaid expenses	16,681
Accrued expenses	21,793
Convertible debentures	1,398,592

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $73,540 for the period ended November 30, 2014. Of the $73,540, $53,338 related to accrued interest and the remaining $20,202 related to the amortization of deferred financing costs.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS

Year ended November 30, 2013:

	a)	$199,342 (CAD $200,000) Convertible Bridge Loan

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

The Company evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. The following table reflects the allocation on the financing date:

Convertible Bridge Loans - Face Value	$199,342
Proceeds	$(199,342)
Embedded conversion feature	159,268
Paid in capital (warrants)	24,246
Convertible bridge loans	15,828

On September 16, 2013, the holder converted the bridge loan ($199,342), accrued interest ($7,504), and top-up mechanism ($11,961) totaling $218,807 into 736,078 shares of common stock. Prior to the conversion, the discount of $183,514 was amortized up to face value using the effective interest method.

b) $97,456 (CAD $100,000) Convertible Bridge Loan

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
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS - Cont'd

The Company has evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. The following table reflects the allocation on the financing date:

Convertible Bridge Loans - Face Value	$97,456
Proceeds	$(97,456)
Embedded conversion feature	56,477
Paid in capital (warrants)	11,269
Convertible bridge loans	29,710

On September 16, 2013, the Company repaid the bridge loan ($97,456), accrued interest ($2,980), and top-up mechanism ($5,847) totaling $106,283 in full. As a result of the repayment, a gain on extinguishment of debt amounting to $11,107 was recorded. Prior to the repayment, the discount of $67,746 was amortized up to face value using the effective interest method.

c) $197,355 (CAD $200,000) Convertible Bridge Loan

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
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS - Cont'd

The Company has evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. The following table reflects the allocation on the financing date:

Convertible Bridge Loans - Face Value	$197,355
Proceeds	$(197,355)
Embedded conversion feature	105,423
Paid in capital (warrants)	20,502
Convertible bridge loans	71,430

On September 16, 2013, the Company repaid the bridge loan ($197,355), accrued interest ($5,093), and top-up mechanism ($11,841) totaling $214,289 in full. As a result of the repayment, a gain on extinguishment of debt amounting to $22,394 was recorded. Prior to the repayment, the discount of $125,925 was amortized up to face value using the effective interest method.

d) $147,812 (CAD $150,000) Convertible Bridge Loan

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2014 and 2013
(Amounts expressed in US Dollars)

15.	CONVERTIBLE BRIDGE LOANS - Cont'd

Convertible Bridge Loans - Face Value	$147,812
Proceeds	$(147,812)
Embedded conversion feature	101,422
Paid in capital (warrants)	21,520
Convertible bridge loans	24,870

On September 16, 2013, the holder converted the bridge loan ($147,812), accrued interest ($3,037), and top-up mechanism ($8,869) totaling $159,718 into 537,300 shares of common stock. Prior to the conversion, the discount of $122,942 was amortized up to face value using the effective interest method.

16.	DERIVATIVE FINANCIAL INSTRUMENTS

Year ended November 30, 2013

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

The following table illustrates the amounts that were reflected in the earnings related to our derivatives for the year ended November 30, 2013:

Year Ended
Derivative income (expense):	November
30, 2013
$ 199,342 face value convertible bridge loan (embedded conversion feature)	$136,402
$ 97,456 face value convertible bridge loan (embedded conversion feature)	45,370
$ 197,355 face value convertible bridge loan (embedded conversion feature)	83,029
$ 147,812 face value convertible bridge loan (embedded conversion feature)	84,731
Total derivative income	$349,532

17.	INVENTORY

Inventory as of November 30, 2014 consist of finished goods of Blunt Impact Projectiles 40mm for $120,246 which are held at the BIP manufacturer.

18.	SUBSEQUENT EVENTS

In December, 2014, SDI terminated the agreement executed with a non-related consultant to pay compensation of $7,000 per month.

The Company and a former officer executed a settlement agreement to settle a lawsuit filed by the said officer seeking damages for wrongful dismissal, vacation pay, out of pocket expenses, breach of contract and loss of business opportunity. The Company agreed to pay CAD$15,000 in settlement. (See note 11 on Contingencies)