Form 10-Q
period 2015-02-28
Security Devices International Inc.
filed 2015-04-14
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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
Yes [   ]      No [X]

As of April 10, 2015, the Company had 46,899,285 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at February 28, 2015 and November 30, 2014
(Amounts expressed in US Dollars)

	February 28,	November 30,
	2015	2014
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash	561,220	1,085,006
Accounts Receivable	17,847	7,393
Inventory (Note 11)	109,333	120,246
Deferred financing costs	155,000	170,674
Prepaid expenses and other receivables	35,563	29,557

Total Current Assets	878,963	1,412,876
Plant and Equipment (Note 3)	132,385	144,176

TOTAL ASSETS	1,011,348	1,557,052

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	115,419	161,405
Total Current Liabilities	115,419	161,405
Convertible Debentures (Note 10)	1,398,592	1,398,592

Total Liabilities	1,514,011	1,559,997
Going Concern (Note 2)
Related Party Transactions (Note 7)
Commitments and Contingencies (Note 8)
Subsequent Events (Note 12)

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2014 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock. Common stock, $0.001 par value 100,000,000 shares authorized (2014: 100,000,000), 46,899,285 issued and outstanding (2014: 46,899,285)	46,899	46,899
Additional Paid-In Capital	24,024,631	24,024,631
Deficiency	(24,531,262)	(24,042,769)
Accumulated other comprehensive loss	(42,931)	(31,706)

Total Stockholders' Deficiency	(502,663)	(2,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	1,011,348	1,557,052

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	three month	three month
	period	period
	ended	ended
	February 28,	February 28,
	2015	2014
	$	$

SALES	36,532	4,516

COST OF SALES	(34,848)	(2,174)

GROSS PROFIT	1,684	2,342

EXPENSES:
Depreciation	11,791	10,142
General and administration	421,329	474,695

TOTAL OPERATING EXPENSES	433,120	484,837
LOSS FROM OPERATIONS	(431,436)	(482,495)

Other Expense-Interest (Note 10)	(57,057)	-
Other Income-Interest	-	4,058
LOSS BEFORE INCOME TAXES	(488,493)	(478,437)
Income taxes	-	-
NET LOSS	(488,493)	(478,437)

Foreign exchange translation adjustment for the period	(11,225)	-

COMPREHENSIVE LOSS	(499,718)	(478,437)

Loss per share – basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding	46,899,285	46,849,285

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2015 and February 28, 2014
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	three	three
	months	months
	ended	ended
	February 28,	February 28,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(488,493)	(478,437)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	15,674	-
Depreciation	11,791	10,142
Changes in non-cash working capital:
Accounts receivable	(9,402)	(803)
Prepaid expenses and other receivables	(4,990)	34,114
Inventory	10,913	(23,777)
Accounts payable and accrued liabilities	(42,739)	13,767

NET CASH USED IN OPERATING ACTIVITIES	(507,246)	(444,994)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
Effects of foreign currency exchange rate changes	(16,540)	-
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	(523,786)	(444,994)
Cash, beginning of period	1,085,006	1,842,149
CASH END OF PERIOD	561,220	1,397,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	84,145	-

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Deficit
For the three month period ended February 28, 2015.
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in		Comprehensive
	Shares	amount	Capital	Deficiency	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)		1,953,480
Stock based compensation for issue of options			751,610			751,610
Exercise of options	50,000	50	12,450			12,500
Relative fair value of placement agent warrants			33,583			33,583
Net loss for the year				(2,722,412)		(2,722,412)
Foreign currency translation					(31,706)	(31,706)
Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945)
Net loss for the period				(488,493)		(488,493)
Foreign currency translation					(11,225)	(11,225)
Balance as of February 28, 2015	46,899,285	46,899	24,024,631	24,531,262)	(42,931)	(502,663)

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2014. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2015 and November 30, 2014, the results of its operations for the three-month periods ended February 28, 2015 and February 28, 2014, and its cash flows for the three-month periods ended February 28, 2015 and February 28, 2014. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 28, 2015 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended February 28, 2015 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in the innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (BIP) line of products, and the future Wireless Electric Projectile 40mm (WEP).

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company has incurred a cumulative loss of $24,531,262 from inception to February 28, 2015 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

3.	PLANT AND EQUIPMENT

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

		February 28, 2015			November 30, 2014
			Accumulated			Accumulated
		Cost	Amortization		Cost	Amortization
		$	$		$	$
Computer equipment		37,573	33,490		37,573	33,159
Furniture and fixtures		18,027	15,423		18,027	15,212
Leasehold Improvements		23,721	13,924		23,721	13,151
Moulds		209,515	93,614		209,515	83,138
		288,836	156,451		288,836	144,660

Net carrying amount	$		132,385	$		144,176

Depreciation expense	$		11,791 (3 months)			45,586 (12 months)

4.	CAPITAL STOCK

a)	Authorized

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

46,899,285 Common shares (2014: 46,899,285 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2014

On July 17, 2014, the Company issued 50,000 shares on exercise of options at $0.25 per share.

Three- months ended February 28, 2015

The Company did not issue any shares during the three month period ended February 28, 2015.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans which were replaced by the Incentive Stock Option Plan (the “2013 Plan”) that was issued in May, 2013.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at February 28, 2015.

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

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at February 28, 2015.

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

Three month period ended February 28, 2015

The Company did not issue any options during the three month period ended February 28, 2015.

As of February 28, 2015 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK PURCHASE WARRANTS

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

Three month period ended February 28, 2015

The Company did not issue any warrants during the three month period ended February 28, 2015.

7.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 28, 2015

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $54,900 as management fees to its two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $1,500 as automobile allowance.

The Company expensed $5,000 for services provided by the CFO of the Company and $57,800 for services provided by a corporation in which the Chief Operating Officer has an interest, in accordance with the consulting contract.

The Company reimbursed $12,460 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

7.	RELATED PARTY TRANSACTIONS-Cont’d

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

The Company reimbursed $32,263 to directors and officers for travel and entertainment expenses incurred for the Company.

8.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

a) Consulting agreements:

The directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925.Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 8,032. This reduction will continue until the completion of the next round of financing.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then monthly compensation and by continuing the then benefits coverage for a period of 2 years. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 12,502. This reduction will continue until the completion of the next round of financing.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 21,600. This reduction will continue until the completion of the next round of financing.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of CAD $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. Subsequent to the year, the Company extended this agreement for four months at a rate of $5,000 per month, expiring April 30, 2015. Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. During the quarter ended February 28, 2015, the Company terminated this agreement.

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

Effective January 1, 2015, SDI executed an agreement with a non-related public relation consultant to pay compensation of $7,000 per month and an additional compensation of $250 per month for media monitoring services. The agreement shall be for an initial period of one year and thereafter will renew automatically for additional periods of one year each. Either party may cancel this agreement without cause, by giving no less than ninety days notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $5,593 (CAD $6,399).

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2015 at a monthly rent of $1,418.

CONTINGENCIES

In November of 2013, a former officer filed a law suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. During the quarter ended February 28, 2015, the Company and the former officer executed a settlement agreement at CAD $15,000.

9.	EXCLUSIVE SUPPLY AGREEMENT

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $57,057 for the three month period ended February 28, 2015. Of the $57,057, $41,383 related to accrued interest and the remaining $15,674 related to the amortization of deferred financing costs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

11.	INVENTORY

Inventory as of February 28, 2015 consist of finished goods of Blunt Impact Projectiles 40mm for $109,333 (November 30, 2014: $120,246) which are held at the BIP manufacturer.

PART II

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED FEBRUARY 28, 2015

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2014.

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

Proceeds from the private placement were used for the expansion of the Company’s sales force network, the purchase of inventory and working capital purposes.

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

SDI saw continued sales in the first quarter of 2015, including re-orders from the Correctional Service of Canada and the Montreal Police as well as new orders from The Los Angeles County Sheriff’s Department, Royal Canadian Mounted Police, Collier County Sheriff Department (Florida), Kings County Sheriff’s Department (California), Sioux Falls Police Department (South Dakota) and Pennington County Sheriff’s Department (South Dakota).

The Management team of SDI attended the SHOT show in January where SDI’s products were displayed in 3 separate booths by SDI’s industry associates. The feedback and response to SDI’s innovative product line was very favorable and clearly the most modern technology available in the less lethal space for 40MM rounds.

SDI was invited to attend a less-lethal chemical munitions course in California and introduce SDI’s unique Malodorant, OC and tear gas rounds. The result was a high level of interest from attending Government Agencies and follow-up is being conducted by SDI’s sales team.

SDI’s public relations program is in effect and SDI has been interviewed for and presented in numerous newspapers and industry magazines during the quarter ended February 28, 2015, including Gun magazine, Law Enforcement Technology magazine, St. Louis Dispatch newspaper, Stockton record and Police one magazine line.

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

In addition, the Company has undertaken substantial work for future development of the WEP, a wireless electric projective which releases an electrical pulse that induces a muscle spasm and causes the target to fall to the ground helpless.

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

General

•	As of April 14, 2015, SDI had consultants and no full-time employees.
•	SDI’s offices are located at 1101 Pennsylvania Ave., NW, 6th Floor Washington, DC 20004, 4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI’s rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI rents its Tampa, Florida, USA office at a cost of $1,418 per month pursuant to a lease which expires on June 30, 2015.
•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $24,531,262 from inception to February 28, 2015 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 28, 2015

	Three- month	Three- month
	period	period
	February 28,	February 28 ,
	2015	2014
	(unaudited)	(unaudited)
	$	$

Net loss for the three month period	488,493	478,437
Basic and diluted loss per share	(0.01)	(0.01)
Total assets	1,011,348	1,595,339

Total liabilities	1,514,011	120,296
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2015 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending February 28, 2015 with comparatives are as follows:

Operating Results	For the three months ended	For the three months ended
	February 28,	February 28 ,
	2015	2014

Sales	36,532	4,516
Cost of sales	(34,848)	(2,174)
Gross Profit	1,684	2,342
Operating Expenses	$433,120	$484,837
Other expenses -Interest	$57,057	-
Net Loss for Period	$488,493	$478,437

(Loss) per Share	($0.01)	($0.01)

The Company’s selected information for the quarter ended February 28, 2015 (unaudited) and November 30, 2014 (audited) are as follows:

	February 28,	November
	2015	30, 2014
Total current assets	878,963	1,412,876
Total assets	1,011,348	1,557,052
Total current liabilities	115,419	161,405
Total liabilities	1,514,011	1,559,997
Stockholders’ deficiency	(502,663)	(2,945)

Net loss for the three months ended February 28, 2015 was $488,493 ($0.01per share) as compared to $478,437 ($0.01per share) for the three month period ended February 28, 2014.

Cash Flows

Net cash used in operations for the three months ended February 28, 2015, was $507,246 as compared to $444,994 used for the three months ended February 28, 2014. The major components of change relate to:

The Company’s inventory costs decreased by $10,913 in 2015 as compared to increase of $23,777 in 2014. This decrease represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $nil during the three month period ended February 28, 2015 as compared to $ nil for the same period for prior year.

Net Cash flow from financing activities was $nil in 2015 as compared to an inflow of $nil in 2014.

There was an overall decrease in cash of $523,786 in 2015 as compared to a decrease in cash of $444,994 during 2014.

Liquidity and Capital Resources

As at February 28, 2015, cash was $561,220, as compared to $1,085,006 at November 30, 2014. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At February 28, 2015, the Company had a working capital of $763,544. The major components are as follows; cash and cash equivalent $561,220; prepaid expenses and other receivables $35,563; Inventory for $109,333; accounts receivable for $17,847 and accounts payable and accrued liabilities of $115,419.

At November 30, 2014, the Company had a working capital of $1,306,347. The major components are as follows; cash and cash equivalent $1,085,006; prepaid expenses and other receivables $29,557; accounts receivable for $7,393 and accounts payable and accrued liabilities of $161,405.

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

Three months ended February 28, 2015

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $54,900 as management fees to its two directors in their role as officers, in accordance with their consulting contracts and expensed a total of $1,500 as automobile allowance.

The Company expensed $5,000 for services provided by the CFO of the Company and $57,800 for services provided by a corporation in which the Chief Operating Officer has an interest, in accordance with the consulting contract.

The Company reimbursed $12,460 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925.Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 8,032. This reduction will continue until the completion of the next round of financing.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then monthly compensation and by continuing the then benefits coverage for a period of 2 years. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 12,502. This reduction will continue until the completion of the next round of financing.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 21,600. This reduction will continue until the completion of the next round of financing.

Effective January 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of CAD $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. Subsequent to the year, the Company extended this agreement for four months at a rate of $5,000 per month, expiring April 30, 2015. Effective January 1, 2013, SDI executed an agreement with another non-related consultant to pay compensation of $7,000 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement is for a period of one year and was renewed for an additional period of one year. Either party may terminate the consulting agreement by giving 30 days written notice. During the quarter ended February 28, 2015, the Company terminated this agreement.

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

Effective January 1, 2015, SDI executed an agreement with a non-related public relation consultant to pay compensation of $7,000 per month and an additional compensation of $250 per month for media monitoring services. The agreement shall be for an initial period of one year and thereafter will renew automatically for additional periods of one year each. Either party may cancel this agreement without cause, by giving no less than ninety days notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $5,593 (CAD $6,399).

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2015 at a monthly rent of $1,418.

CONTINGENCIES

In November of 2013, a former officer filed a law suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. During the quarter ended February 28, 2015, the Company and the former officer executed a settlement agreement at CAD $15,000.

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

Outstanding share data

As of April 10, 2015, the Company had 46,899,285 issued and outstanding shares of common stock.

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

Legal proceedings

In November of 2013, a former officer filed a law suit against the Company in the Ontario Superior Court of Justice (Province of Ontario) seeking, among other things, $60,000 in damages for wrongful dismissal, damages of $35,000 on account of vacation pay and damages to be determined for out of pocket expenses, breach of contract, unjust enrichment and loss of business opportunity. During the quarter ended February 28, 2015, the Company and the former officer executed a settlement agreement at CAD $15,000.

Item 4.	Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2015, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 28, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended February 28, 2015.

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

Date: April 14, 2015

By: /s/ Gregory Sullivan
Gregory Sullivan, President
and Principal Executive Officer

Date: April 14, 2015

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer