Form 10-Q
period 2015-05-31
Security Devices International Inc.
filed 2015-07-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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
Yes [   ]      No [X]

As of June 30, 2015, the Company had 54,615,642 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
INTERIM FINANCIAL STATEMENTS

MAY 31, 2015

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at May 31, 2015 and November 30, 2014
(Amounts expressed in US Dollars)

	May 31,	November 30,
	2015	2014
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash	164,726	1,085,006
Restricted cash (Note 12)	2,500,000
Accounts Receivable	9,283	7,393
Inventory (Note 11)	91,452	120,246
Deferred financing costs	138,978	170,674
Prepaid expenses and other receivables	31,734	29,557

Total Current Assets	2,936,173	1,412,876
Equipment (Note 3)	120,593	144,176

TOTAL ASSETS	3,056,766	1,557,052

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	125,434	161,405
Total Current Liabilities	125,434	161,405
Convertible Debentures (Note 10)	1,398,592	1,398,592

Total Liabilities	1,524,026	1,559,997
Going Concern (Note 2)
Related Party Transactions (Note 7)
Commitments and Contingencies (Note 8)
Subsequent Events (Note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2014 - nil). The provisions in the Articles of Incorporation allow the directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Company’s common stock. Common stock, $0.001 par value 100,000,000 shares authorized (2014: 100,000,000), 46,899,285 issued and outstanding (2014: 46,899,285)	46,899	46,899
Additional Paid-In Capital	24,024,631	24,024,631
Subscription for common stock pending allotment (Note 12)	2,500,000	-
Deficiency	(25,000,244)	(24,042,769)
Accumulated other comprehensive loss	(38,546)	(31,706)

Total Stockholders' Equity (Deficiency)	1,532,740	(2,945)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	3,056,766	1,557,052

See condensed notes to the interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive loss
For the Six months and Three Months Ended May 31, 2015 and May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	six	six	three	three
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014
	$	$	$	$

SALES	74,605	29,119	38,073	24,603
COST OF SALES	(59,568)	(16,539)	(24,720)	(14,365)
GROSS PROFIT	15,037	12,580	13,353	10,238

EXPENSES:
Depreciation	23,583	21,539	11,792	11,397
General and administration	833,547	1,106,617	412,218	631,922
TOTAL OPERATING EXPENSES	857,130	1,128,156	424,010	643,319
LOSS FROM OPERATIONS	(842,093)	(1,115,576)	(410,657)	(633,081)
Other expense- Interest (Note 10)	(115,382)	-	(58,325)	-
Other Income-Interest	-	6,045	-	1,987
LOSS BEFORE INCOME TAXES	(957,475)	(1,109,531)	(468,982)	(631,094)
Income taxes	-	-	-	-
NET LOSS	(957,475)	(1,109,531)	(468,982)	(631,094)
Foreign exchange translation adjustment for the period	(6,840)	(18,943)	4,385	(18,943)
COMPREHENSIVE LOSS	(964,315)	(1,128,474)	(464,597)	(650,037)
Loss per share - basic and diluted	(0.02)	(0.02)	(0.01)	(0.01)
Weighted average number of common shares outstanding	46,899,285	46,849,285	46,899,285	46,849,285

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2015 and May 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	six	six
	months	months
	ended	ended
	May 31,	May 31,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(957,475)	(1,109,531)
Items not requiring an outlay of cash:
Fair value of options and warrants (included in general and administrative expenses)		188,470
Amortization of deferred financing costs (Note 10)	31,696	-
Depreciation	23,583	21,539
Changes in non-cash working capital:
Accounts receivable	(2,533)	7,579
Prepaid expenses and other receivables	(1,784)	(15,854)
Inventory	28,794	(33,024)
Accounts payable and accrued liabilities	(30,931)	(13,947)

NET CASH USED IN OPERATING ACTIVITIES	(908,650)	(954,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(2,500,000)	-
Acquisition of Equipment	-	(37,625)

NET CASH USED IN INVESTING ACTIVITIES	(2,500,000)	(37,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription for common stock pending allotment	2,500,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,500,000	-
Effects of foreign currency exchange rate changes	(11,630)	(18,943)
NET DECREASE IN CASH FOR THE PERIOD	(920,280)	(1,011,336)
Cash, beginning of period	1,085,006	1,842,149
CASH END OF PERIOD	164,726	830,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	84,145	-

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Amounts expressed in US Dollars)
(Unaudited)

						Accumulated
	Number of Common		Additional	Subscription		Other
	Common	Shares	Paid-in	for common		Comprehensive
	Shares	amount	Capital	Stock	Deficiency	loss	Total
	$	$	$	$	$	$	$

Balance as of November 30, 2013	46,849,285	46,849	23,226,988		(21,320,357)		1,953,480
Stock based compensation for issue of options			751,610				751,610
Exercise of options	50,000	50	12,450				12,500
Relative fair value of placement agent warrants			33,583				33,583
Net loss for the year					(2,722,412)		(2,722,412)
Foreign currency translation						(31,706)	(31,706)
Balance as of November 30, 2014	46,899,285	46,899	24,024,631	-	(24,042,769)	(31,706)	(2,945)
Subscription				2,500,000			2,500,000
Net loss for the period					(957,475)		(957,475)
Foreign currency translation						(6,840)	(6,840)
Balance as of May 31, 2015	46,899,285	46,899	24,024,631	2,500,000	(25,000,244)	(38,546)	1,532,740

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2014. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2015 and November 30, 2014, the results of its operations for the six and three-month periods ended May 31, 2015 and May 31, 2014, and its cash flows for the six-month periods ended May 31, 2015 and May 31, 2014. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended May 31, 2015 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended May 31, 2015 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $25,000,244 from inception to May 31, 2015 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. 5

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN -Cont’d

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In addition, during the quarter ended May 31, 2015, the Company received $2,500,000, being subscription for 7,575,757 common shares which were held in escrow pending approval from TSX-Venture Exchange. Subsequent to May 31, 2015, the Company received approval to allot these common shares. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

3.	EQUIPMENT

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

		May 31, 2015			November 30, 2014
			Accumulated			Accumulated
		Cost	Amortization		Cost	Amortization
		$	$		$	$
Computer equipment		37,573	33,821		37,573	33,159
Furniture and fixtures		18,027	15,635		18,027	15,212
Leasehold Improvements		23,721	14,697		23,721	13,151
Moulds		209,515	104,090		209,515	83,138
		288,836	168,243		288,836	144,660

Net carrying amount	$		120,593	$		144,176

Depreciation expense	$		23,583 (6 months)			45,586(12 months)

4.	CAPITAL STOCK

a)	Authorized

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
May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2014

On July 17, 2014, the Company issued 50,000 shares on exercise of options at $0.25 per share.

Six- months ended May 31, 2015

The Company did not issue any shares during the six month period ended May 31, 2015.

d)	Subscription for shares pending allotment

On May 29, 2015, the Company accepted $2,500,000 subscription for 7,575,757 common stock at a price of $0.33 (CAD $0.41) per share on a non-brokered private placement basis. There were no broker commissions or fees associated with this subscription. The closing of the private placement is subject to approval of the new insider by the TSX-Venture Exchange, as required under stock exchange rules. Subsequent to the quarter, the Company received approval from the TSX-Venture exchange (see note 13)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
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

Six month period ended May 31, 2015

The Company did not issue any options during the six month period ended May 31, 2015.

As of May 31, 2015 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

6.	STOCK PURCHASE WARRANTS

Year ended November 30, 2014

On August 6, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. In connection with the financing, the Company issued warrants to placement agents to purchase 151,900 shares of common stock at an exercise price of US $0.45 (CAD $0.50) per share. These warrants expire on August 5, 2016. The relative fair value allocated to warrants and credited to additional paid in capital was $33,583.

Six month period ended May 31, 2015

The Company did not issue any warrants during the six month period ended May 31, 2015.

7.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2015

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $104,700 as management fees to these two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $3,000 as automobile allowance.

The Company expensed $11,000 for services provided by the CFO of the Company and $110,130 for services provided by a corporation in which the Chief Operating Officer has an interest, in accordance with the consulting contract.

The Company reimbursed $46,100 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

7.	RELATED PARTY TRANSACTIONS-Cont’d

Six months ended May 31, 2014

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $125,233 as management fees to these two directors and expensed a total of $3,600 as automobile allowance.

The Company expensed $12,000 for services provided by the CFO of the Company and $114,573 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $66,763 to directors and officers for travel and entertainment expenses incurred for the Company.

8.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925. Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 8,032. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then monthly compensation and by continuing the then benefits coverage for a period of 2 years. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 12,502. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD $21,600. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

Effective January 1, 2015, SDI executed an agreement with a non-related public relation consultant to pay compensation of $7,000 per month and an additional compensation of $250 per month for media monitoring services. The agreement shall be for an initial period of one year and thereafter will renew automatically for additional periods of one year each. Either party may cancel this agreement without cause, by giving no less than ninety days’ notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $5,145 (CAD $6,399).

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2015 at a monthly rent of $1,418.

d) Effective April 17, 2015, the Company signed a five-year, non-exclusive, renewable Technology License and Supply Agreement (“TLSA”) with United Tactical Solutions (“UTS”) of Chicago, IL.

UTS is a global provider of specialized less-lethal solutions, with an extensive U.S. customer base, and international customers worldwide.

Under the terms of the TLSA, UTS will purchase volume quantities of SDI’s full range of products for private labeling and re-sale under the UTS Conflict Defense Solutions (“CDS”) brand. Sales will be through the global UTS network across military, law enforcement and correctional service agencies. The TLSA includes an initial Standing Offer from UTS for US$500,000 as a contracting vehicle for volume purchases, with related provisions that guarantee minimum annual quantity purchases.

The TLSA also provides SDI with access to the UTS training network for end-user certification on SDI products within these agencies.

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
May 31, 2015
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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $115,382 for the six month period ended May 31, 2015. Of the $115,382, $83,686 related to accrued interest and the remaining $31,696 related to the amortization of deferred financing costs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

11.	INVENTORY

Inventory as of May 31, 2015 consist of finished goods of Blunt Impact Projectiles 40mm for $77,462 (November 30, 2014: $120,246) and 40mm LMT launchers for $13,990 (November 30, 2014: $nil) which are held at the BIP manufacturer.

12.	RESTRICTED CASH

On May 29, 2015, the Company accepted a $2,500,000 subscription for the sale of 7,575,757 common stock at a price of $0.33 (CAD $0.41) per share on a non-brokered private placement basis. The funds were held in escrow as the closing of the private placement is subject to approval of the new insider by the TSX- Venture Exchange, as required under stock exchange rules. Subsequent to the quarter, the Company received approval from the TSX-Venture exchange (see note 13)

13.	SUBSEQUENT EVENTS

a) In June, 2015, the Company received the approval from the TSX-Venture Exchange to allot 7,575,757 common stock in lieu of the subscription funds received for $2,500,000 in May, 2015 at a price of $0.33 (CAD $0.41) per share. The funds were released from escrow and are no longer considered restricted cash.

b) In June, 2015, 105,600 warrants and 35,000 options were exercised for common stock for a total cash consideration for $23,775.

PART II

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OFOPERATION

THREE MONTHS ENDED MAY 31, 2015

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

In March 2015, SDI was invited to speak at the Launch festival in San Francisco, to present their innovative less-lethal technology during a panel discussion on the future of policing. The Launch festival focuses on start-up and emerging technology companies and the festival was streamed to approximately 4 million viewers.

During the second quarter, SDI attended the American Jail Association’s annual conference in North Carolina and performed a live fire demonstration to numerous State and local Agencies while in North Carolina.

During Q2, SDI also attended the Canadian Tactical Conference in Collingwood, Ontario as well as the New York Tactical Conference in Verona, New York.

Through SDI’s distributor (U.S. General Services Administration – GSA) the Company was able to leverage their relationship to facilitate a live-fire demonstration for the Pentagon Protection Force in Alexandria, Virginia.

In May of 2015, SDI participated in the “Mock Prison Riot” which takes place annually at a decommissioned penitentiary in Moundsville, West Virginia. The Mock Prison Riot is a four-day, comprehensive law enforcement and corrections tactical and technology experience, including 40,000 square feet of exhibit space, training scenarios, technology demonstrations, certification workshops, a Skills Competition, and unlimited opportunities for feedback, networking, and camaraderie on a global scale.

SDI enhanced their customer base in the quarter by adding 9 new agencies in multiple States and Provinces both in Canada and the US.

Through SDI’s progressive media relations campaign, the Company and their product line was also featured in Police One Magazine and Governing magazine, whose target audience is Local, State and Federal Agency decisions makers and politicians and Special Ops Magazine.

In May, SDI was featured on Fox news’s ‘Technology Take’ program, which focuses on innovative and ground breaking technologies. The Company’s products were featured in response to emerging violent confrontations in the US between the Police and protestors and the lack of appropriate tools for law enforcement to subdue unruly crowds without risking injury.

Also in May, SDI was featured, along with their manufacturer on FOX news Boston and by several Boston area newspapers. The unique technology and expanded product line, including the Malodorant and DNA capabilities offered by SDI, was the focus of the news.

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

General

  As of July 14, 2015, SDI had consultants and no full-time employees.
  SDI’s offices are located 4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI’s rent in its Ontario office is at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI rents its Tampa, Florida, USA office at a cost of $1,418 per month pursuant to a lease which expired on June 30, 2015. The Tampa office is now month to month
  SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $25,000,244 from inception to May 31, 2015 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In addition, during the quarter ended May 31, 2015, the Company received $2,500,000, being subscription for 7,575,757 common shares which were held in escrow pending approval from TSX-Venture Exchange. Subsequent to May 31, 2015, the Company received approval to allot these common shares. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2015

	Three- month	Three- month
	period	period
	May 31,	May 31 ,
	2015	2014
	(unaudited)	(unaudited)

Net loss for the three month period	468,982	631,094
Basic and diluted loss per share	(0.01)	(0.01)

	As at	As at
	May 31,	November
	2015	30, 2014
Total assets	3,056,766	1,557,052

Total liabilities	1,524,026	1,559,997
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2015 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur expenses before becoming profitable.

Financial highlights (unaudited) for the three month and six month period ending May 31, 2015 with comparatives are as follows:

Operating Results	For the three months ended	For the three months ended
	May 31,	May 31 ,
	2015	2014
	$	$
Sales	38,073	24,603
Cost of sales	(24,720)	(14,365)
Gross Profit	13,353	10,238
Operating Expenses	(424,010)	(643,319)
Other expenses -Interest	(58,325)	-
Other income-Interest	-	1,987
Net Loss for Period	(468,982)	(631,094)

(Loss) per Share	($0.01)	($0.01)

Operating Results	For the six months ended	For the six months ended
	May 31,	May 31 ,
	2015	2014
	$	$
Sales	74,605	29,119
Cost of sales	(59,568)	(16,539)
Gross Profit	15,037	12,580
Operating Expenses	(857,130)	(1,128,156)
Other expenses -Interest	(115,382)	-
Other income-Interest	-	6,045
Net Loss for Period	(957,475)	(1,109,531)

(Loss) per Share	($0.02)	($0.02)

The Company’s selected information for the six month period ended May 31, 2015 (unaudited) and November 30, 2014 (audited) are as follows:

	May 31,	November
	2015	30, 2014
Total current assets	2,936,173	1,412,876
Total assets	3,056,766	1,557,052
Total current liabilities	125,434	161,405
Total liabilities	1,524,026	1,559,997
Stockholders’ equity (deficiency)	1,532,740	(2,945)

Net loss for the three months ended May 31, 2015 was $468,982($0.01 per share) as compared to $631,094 ($0.01 per share) for the three month period ended May 31, 2014. The major decrease in net loss for the three months in 2015 as compared with 2014 is attributable to the following:

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

Cash Flows

Net cash used in operations for the six months ended May 31, 2014, was $908,650 as compared to $954,768 used for the six months ended May 31, 2014. The major components of change relate to:
1) Items not affecting cash:

a) Stock based compensation of $nil in 2015, as compared to $188,470 in 2014. The nature of expense for 2014 is duly explained in note above.

2) Changes in non- cash balances relating to operations:

The Company’s inventory costs decreased by $28,794 in 2015 as compared to increase of $33,024 in 2014. This decrease represents the investment in inventory available for sale in next period.

Net cash flow from investing activities reflects restricted cash for $2,500,000 in 2015 as compared to outflow of $ 37,625 for the same period for prior year. During the current period, the Company received cash for $2,500,000 in escrow relating to subscription for 7,575,757 common stock at a price of $0.33 (CAD $0.41) per share on a non-brokered private placement basis. The closing of the private placement is subject to approval of the new insider by the TSX-Venture Exchange, as required under stock exchange rules. The funds were considered restricted. Subsequent to the quarter, the Company received approval from the TSX-Venture exchange (see note 13)

Net Cash flow from financing activities was $2,500,000 in 2015 as compared to $nil in 2014. The increase in cash in current period is explained above.

There was an overall decrease in cash and cash equivalent of $920,280 in 2015 as compared to a decrease in cash and cash equivalent of $1,011,336 during 2014.

Liquidity and Capital Resources

As at May 31, 2015, cash was $164,726, as compared to $1,085,006 at November 30, 2014. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At May 31, 2015, the Company had a working capital of $2,810,739. The major components are as follows; restricted cash $2,500,000; cash $164,726; prepaid expenses and other receivables $31,734; Inventory for $91,452; accounts receivable for $9,283 and accounts payable and accrued liabilities of $125,434.

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

Six months ended May 31, 2015

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $104,700 as management fees to these two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $3,000 as automobile allowance.

The Company expensed $11,000 for services provided by the CFO of the Company and $110,130 for services provided by a corporation in which the Chief Operating Officer has an interest, in accordance with the consulting contract.

The Company reimbursed $46,100 to directors and officers for travel and entertainment expenses incurred for the Company.

Six months ended May 31, 2014

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $125,233 as management fees to these two directors and expensed a total of $3,600 as automobile allowance.

The Company expensed $12,000 for services provided by the CFO of the Company and $114,573 for services provided by a corporation in which the Chief Operating Officer has an interest.

The Company reimbursed $66,763 to directors and officers for travel and entertainment expenses incurred for the Company.

Commitments

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925. Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 8,032. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then monthly compensation and by continuing the then benefits coverage for a period of 2 years. The monthly remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 12,502. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD $21,600. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

Effective January 1, 2015, SDI executed an agreement with a non-related public relation consultant to pay compensation of $7,000 per month and an additional compensation of $250 per month for media monitoring services. The agreement shall be for an initial period of one year and thereafter will renew automatically for additional periods of one year each. Either party may cancel this agreement without cause, by giving no less than ninety days’ notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $5,145 (CAD $6,399).

c) The Company has commitments for leasing office premises in Tampa, Florida, USA to June 30, 2015 at a monthly rent of $1,418 -

d) Effective April 17, 2015, the Company signed a five-year, non-exclusive, renewable Technology License and Supply Agreement (“TLSA”) with United Tactical Solutions (“UTS”) of Chicago, IL.

UTS is a global provider of specialized less-lethal solutions, with an extensive U.S. customer base, and international customers worldwide.

Under the terms of the TLSA, UTS will purchase volume quantities of SDI’s full range of products for private labeling and re-sale under the UTS Conflict Defense Solutions (“CDS”) brand. Sales will be through the global UTS network across military, law enforcement and correctional service agencies. The TLSA includes an initial Standing Offer from UTS for US$500,000 as a contracting vehicle for volume purchases, with related provisions that guarantee minimum annual quantity purchases.

The TLSA also provides SDI with access to the UTS training network for end-user certification on SDI products within these agencies.

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

Subsequent events

a) In June, 2015, the Company received the approval from the TSX-Venture Exchange to allot 7,575,757 common stock in lieu of the subscription funds received for $2,500,000 in May, 2015 at a price of $0.33 (CAD $0.41) per share. The funds were released from escrow and are no longer considered restricted cash.

b) In June, 2015, 105,600 warrants and 35,000 options were exercised for common stock for a total cash consideration for $23,775.

Outstanding share data

As of June 30, 2015, the Company had 54,615,642 issued and outstanding shares of common stock.

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

Item 4. Controls and Procedures.

            (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2015, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

            (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended May 31, 2015.

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

Date: July 15, 2015

By: /s/ Gregory Sullivan
Gregory Sullivan, President
and Principal Executive Officer

Date: July 15, 2015

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer