Form 10-Q
period 2015-08-31
Security Devices International Inc.
filed 2015-10-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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
Yes [  ]     No [X]

As of September 30, 2015, the Company had 54,615,642 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2015

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at August 31, 2015 and November 30, 2014
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2015	2014
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash	2,160,948	1,085,006
Restricted cash (Note 12)	-
Accounts Receivable	16,635	7,393
Inventory (Note 11)	68,928	120,246
Deferred financing costs	122,959	170,674
Prepaid expenses and other receivables	67,595	29,557

Total Current Assets	2,437,065	1,412,876
Equipment (Note 3)	108,802	144,176

TOTAL ASSETS	2,545,867	1,557,052

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	60,598	161,405
Total Current Liabilities	60,598	161,405
Convertible Debentures (Note 10)	1,398,592	1,398,592

Total Liabilities	1,459,190	1,559,997
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
Common stock, $0.001 par value 100,000,000 shares authorized (2014: 100,000,000), 54,615,642 issued and outstanding (2014: 46,899,285)	54,616	46,899
Additional Paid-In Capital	26,540,684	24,024,631
Deficiency	(25,467,782)	(24,042,769)
Accumulated other comprehensive loss	(40,841)	(31,706)

Total Stockholders' Equity (Deficiency)	1,086,677	(2,945)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	2,545,867	1,557,052

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
For the Nine months and Three Months Ended August 31, 2015 and August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	nine	nine	three	three
	months	months	months	months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014
	$	$	$	$

SALES	85,362	29,743	10,757	624
COST OF SALES	(65,048)	(16,883)	(5,480)	(344)
GROSS PROFIT	20,314	12,860	5,277	280

EXPENSES:
Depreciation	35,374	33,563	11,791	12,024
General and administration	1,236,246	1,523,619	402,699	417,003
TOTAL OPERATING EXPENSES	1,271,620	1,557,182	414,490	429,027
LOSS FROM OPERATIONS	(1,251,306)	(1,544,322)	(409,213)	(428,747)
Other expense- Interest (Note 10)	(173,707)	(16,416)	(58,325)	(16,416)
Other Income-Interest	-	6,045	-	-
LOSS BEFORE INCOME TAXES	(1,425,013)	(1,554,693)	(467,538)	(445,163)
Income taxes	-	-	-	-
NET LOSS	(1,425,013)	(1,554,693)	(467,538)	(445,163)
Foreign exchange translation adjustment for the period	(9,135)	(15,355)	(2,295)	3,588
COMPREHENSIVE LOSS	(1,434,148)	(1,570,048)	(469,833)	(441,575)
Loss per share - basic and diluted	(0.03)	(0.03)	(0.01)	(0.01)
Weighted average number of common shares outstanding	48,992,501	46,857,679	53,133,429	46,874,285

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2015 and August 31, 2014
(Amounts expressed in US Dollars)
(Unaudited)
	For the	For the
	nine	nine
	months	months
	ended	ended
	August 31,	August 31,
	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(1,425,013)	(1,554,693)
Items not requiring an outlay of cash:
Fair value of options and warrants (included in general and administrative expenses)	-	222,422
Amortization of deferred financing costs (Note 10)	47,718	4,921
Depreciation	35,374	33,563
Changes in non-cash working capital:
Accounts receivable	(8,939)	20,201
Prepaid expenses and other receivables	(27,025)	6,056
Inventory	51,318	(32,886)
Accounts payable and accrued liabilities	(91,117)	(36,170)

NET CASH USED IN OPERATING ACTIVITIES	(1,417,684)	(1,336,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Equipment	-	(37,625)

NET CASH USED IN INVESTING ACTIVITIES	-	(37,625)

CASH FLOWS FROM FINANCING ACTIVITIES

Issue of common stock	2,500,000	-
Net proceeds for convertible debentures		1,241,299

Exercise of stock options and/or warrants	23,770	12,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,523,770	1,253,799
Effects of foreign currency exchange rate changes	(30,144)	(15,356)
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	1,075,942	(135,768)
Cash, beginning of period	1,085,006	1,842,149
CASH END OF PERIOD	2,160,948	1,706,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	167,831	-

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Amounts expressed in US Dollars)
(Unaudited)
					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in		Comprehensive
	Shares	amount	Capital	Deficiency	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)		1,953,480
Stock based compensation for issue of options			751,610			751,610
Exercise of options	50,000	50	12,450			12,500
Relative fair value of placement agent warrants			33,583			33,583
Net loss for the year				(2,722,412)		(2,722,412)
Foreign currency translation					(31,706)	(31,706)
Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945)
Issue of common shares	7,575,757	7,576	2,492,424			2,500,000
Exercise of options	35,000	35	6,960			6,995
Exercise of warrants	105,600	106	16,669			16,775
Net loss for the period				(1,425,013)		(1,425,013)
Foreign currency translation					(9,135)	(9,135)
Balance as of August 31, 2015	54,615,642	54,616	26,540,684	(25,467,782)	(40,841)	1,086,677

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2014. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2015 and November 30, 2014, the results of its operations for the nine and three-month periods ended August 31, 2015 and May 31, 2014, and its cash flows for the nine-month periods ended August 31, 2015 and May 31, 2014. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended August 31, 2015 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended August 31, 2015 include the accounts of Security Devices International, Inc. (the “Company” or “SDI”), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $25,467,782 from inception to August 31, 2015 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN -Cont’d

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In addition, during the nine-month period ended August 31, 2015, the Company raised $2,500,000 through the issuance of 7,575,757 common shares and also issued 105,600 common shares on exercise of warrants for $16,775 and 35,000 common shares on exercise of options for $6,995. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

3.	EQUIPMENT

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

		August 31, 2015			November 30, 2014
			Accumulated			Accumulated
		Cost	Amortization		Cost	Amortization
		$	$		$	$
Computer equipment		37,573	34,152		37,573	33,159
Furniture and fixtures		18,027	15,846		18,027	15,212
Leasehold Improvements		23,721	15,471		23,721	13,151
Moulds		209,515	114,565		209,515	83,138
		288,836	180,034		288,836	144,660

Net carrying amount	$		108,802	$		144,176

Depreciation expense	$		35,374(9 months)			45,586(12 months)

4.	CAPITAL STOCK

a)	Authorized

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

54,615,642 Common shares (2014: 46,899,285 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2014

On July 17, 2014, the Company issued 50,000 shares on exercise of options at $0.25 per share.

Nine- months ended August 31, 2015

a)	On June 3, 2015, the Company received $16,775 and $6,995 for the exercise of 105,600 warrants and 35,000 options respectively.

b)

On June 19, 2015, the Company issued 7,575,757 common stock at price of $0.33 (CAD $0.40) per share on a non-brokered private placement basis and raised $2,500,000. There were no broker commissions or fees associated with this subscription. The closing of the private placement was approved by the TSX-Venture Exchange, as required under stock exchange rules.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION

Effective October 30, 2006 the Company adopted the following stock option and stock bonus plans which were replaced by the Incentive Stock Option Plan (the “2013 Plan”) that was issued in May, 2013.

Incentive Stock Option Plan. The Company’s Incentive Stock Option Plan authorizes the issuance of shares of its Common Stock to persons that exercise options granted pursuant to the Plan. Only employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price is determined by its directors but cannot be less than the market price of its common stock on the date the option is granted. The Company has reserved 1,000,000 common shares under this plan. No options have been issued under this plan as at August 31, 2015.

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

Stock Bonus Plan. SDI’s Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The Company has reserved 150,000 common shares under this plan. No options have been issued under this plan as at August 31, 2015.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

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

As of November 30, 2014 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. a

Nine- month period ended August 31, 2015

The Company did not issue any options during the nine- month period ended August 31, 2015.

As of August 31, 2015 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
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

Nine month period ended August 31, 2015

The Company did not issue any warrants during the nine month period ended August 31, 2015.

7.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2015

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $158,900 as management fees to these two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $3,900 as automobile allowance.

The Company expensed $19,000 for services provided by the CFO of the Company and $166,500 for services provided by a corporation in which the Chief Operating Officer has an interest, in accordance with the consulting contract.

The Company reimbursed $65,700 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

7.	RELATED PARTY TRANSACTIONS-Cont’d

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

COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2013, SDI executed a two- year agreement with a company in which a director, Allen Ezer, has an interest. The agreement was extended for a period of two years ending December 31, 2016 at a monthly remuneration of CAD $8,925. Either party may terminate the consulting agreement by giving 90 days written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 8,032. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 12,502. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD $21,600. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,800 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days written notice.

Effective May 1, 2015, SDI executed an agreement with another non-related consultant to pay compensation of $3,800 (CAD $5,000) per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. In addition, as a sales incentive, the company may grant stock options at market prices, being 25,000 stock options for every 5,000 rounds sold, to a maximum of 200,000 options. Either party may terminate the consulting agreement by giving 60 days written notice.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

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

c) Effective April 17, 2015, the Company signed a five-year, non-exclusive, renewable Technology License and Supply Agreement (“TLSA”) with United Tactical Solutions (“UTS”) of Chicago, IL.

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
August 31, 2015
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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $173,707 for the nine- month period ended August 31, 2015. Of the $173,707, $125,989 related to accrued interest and the remaining $47,718 related to the amortization of deferred financing costs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

11.	INVENTORY

Inventory as of August 31, 2015 consist of finished goods of Blunt Impact Projectiles 40mm for $54,938 (November 30, 2014: $120,246) and 40mm LMT launchers for $13,990 (November 30, 2014: $nil) which are held at the BIP manufacturer.

12.	RESTRICTED CASH

On May 29, 2015, the Company accepted a $2,500,000 subscription for the sale of 7,575,757 common stock at a price of $0.33 (CAD $0.41) per share on a non-brokered private placement basis. The funds were held in escrow, as the closing of the private placement was subject to approval of the new insider by the TSX- Venture Exchange, as required under stock exchange rules. The funds were thus reflected as restricted cash for the quarter ended May 31, 2015. Subsequent to the quarter, in June 2015, the Company received approval from the TSX-Venture exchange and funds were released from escrow.

PART II

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED AUGUST 31, 2015

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

During 2013, several federal, provincial, state, and municipal government agencies ordered small batches of operational rounds, as well as varied rounds for testing and evaluation, across North America. Some of the agencies were re-orders from previous sales.

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

On April 30, 2014, SDI appointed Keith Morrison to the board of directors as non-executive Chairman. Mr. Morrison is the CEO of North American Nickel Inc., a publically traded Canadian Exploration Company. He is currently on the Board of Directors of Marengo Mining, a TSX listed company with a Copper Deposit in Papua New Guinea. He was a co-founder and CEO of Quantec Geoscience from 1986 until 2008, that developed industry leading ground geophysical subsurface imaging technologies and has completed more than 3000 resource projects around the world. Keith has an undergraduate degree in Engineering Geophysics from Queen’s University and has completed the ICD Director’s Education Program at the University Of Toronto Rotman School Of Business. Mr. Morrison’s extensive business experience and corporate governance focus, will assist SDI in the next phase of the Company’s growth.

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

Karim’s wide-ranging competencies include macro corporate strategies, operational planning, M&A tactics, paths for growth, product development, cost reduction, cash management, and commercial / legal compliance. Mr. Kanji’s tenures include; President and CEO Lumen Dynamics (managed a successful sale of the company in November 2013), President Clinicare/Chartcare IT Services (negotiated the company’s divestiture in year-two of his contract), Executive Officer at SEALS Ltd. a subsidiary of ICTS Europe Group (completed acquisition and post-closing activities - 2011), Vice President and Vice President of Mergers & Acquisitions at Siemens Canada (total revenue responsibility >$500 million), General Manager and Finance Director Siemens Canada (with regional sales of $350 million), and has served on several boards of both public and private entities. Karim holds several degrees including his eMBA, MBA, CPA, CMA, and his masters in law from Osgoode Hall. Mr. Kanji’s wealth of practical experience will assist SDI well, in the next phase of the Company’s growth. Karim will assume the role as the Chairman of the Audit committee, given his strong financial background.

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

During Q2, SDI also attended the Canadian Tactical Conference in Collingwood, Ontario as well as the New York Tactical Conference in Verona, New York.

Through SDI’s distributor (U.S. Tactical Supply– GSA) the Company was able to leverage their relationship to facilitate a live-fire demonstration for the Pentagon Protection Force in Alexandria, Virginia.

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

SDI staff attended the Ohio Tactical officers conference in June where the Company not only had a full exhibit booth set up to bring awareness to SDI’s full line of less lethal 40MM products but also conducted live fire demonstrations to several agencies who had requested seeing the projectiles fired to move forward with evaluation of SDI’s products for potential inclusion in their less lethal arsenal.

In July SDI was invited to present the company’s full line of products to the New York City Police Department. Representatives of SDI attended the NYPD range and conducted in-class presentations followed by a live fire demonstration showcasing the full line on 40MM products that SDI can offer for Law Enforcement operational missions.

In July, the Associated Press (AP), conducted interviews with SDI management and attended SDI’s manufacturing partners location for an in depth look at the company and the technology. The AP completed a story on the uniqueness of the product line and the increased element of safety that SDI’s products offer and releases the story to the newswire, where it was picked up by almost 800 media outlets worldwide.

During August, SDI was invited to present to the Toronto Police Service, who are currently exploring less lethal options for front line officers. A full presentation was given to decision makers of the TPS and a follow-up live fire demonstration will be occurring in the 4th quarter of this year.

During this quarter SDI continued to increase its customer base in Law Enforcement and Corrections and was able to fulfil all orders in a timely manner.

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

General

•	As of October 14, 2015, SDI had consultants and no full-time employees.
•

SDI’s offices are located 4830 West Kennedy Blvd., suite 600, Tampa, Florida, 33609 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI’s rent in its Ontario office is at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI rents its Tampa, Florida, USA office on a month to month basis.

•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $25,467,782 from inception to August 31, 2015 which includes a non-cash stock based compensation expense of $7,237,381 for issue of options and warrants. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $160,000 through the issuance of 800,000 common shares during the year ended November 30, 2011. The Company further raised an additional $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In addition, during the nine-month period ended August 31, 2015, the Company raised $2,500,000 through the issuance of 7,575,757 common shares and also issued 105,600 common shares on exercise of warrants for $16,775 and 35,000 common shares on exercise of options for $6,995. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2015
	Three- month	Three- month
	period	period
	August 31,	August 31,
	2015	2014
	(unaudited)	(unaudited)
Net loss for the three month period	467,538	445,163
Basic and diluted loss per share	(0.01)	(0.01)

	As at	As at
	August 31,	November
	2015	30, 2014
Total assets	2,545,867	1,557,052

Total liabilities	1,459,190	1,559,997
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2015 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur expenses before becoming profitable.

Financial highlights (unaudited) for the three month and nine- month period ending August 31, 2015 with comparatives are as follows:

Operating Results	For the three	For the three
	months ended	months ended
	August 31,	August 31 ,
	2015	2014
	$	$
Sales	10,757	624
Cost of sales	(5,480)	(344)
Gross Profit	5,277	280
Operating Expenses	(414,490)	(429,027)
Other expenses -Interest	(58,325)	(16,416)
Net Loss for Period	(467,538)	(445,163)

(Loss) per Share	($0.01)	($0.01)

Operating Results	For the nine	For the nine
	months ended	months ended
	August 31,	August 31 ,
	2015	2014
	$	$
Sales	85,362	29,743
Cost of sales	(65,048)	(16,883)
Gross Profit	20,314	12,860
Operating Expenses	(1,271,620)	(1,557,182)
Other expenses -Interest	(173,707)	(16,416)
Other income-Interest	-	6,045
Net Loss for Period	(1,425,013)	(1,554,693)

(Loss) per Share	($0.03)	($0.03)

The Company’s selected information for the nine- month period ended August 31, 2015 (unaudited) and November 30, 2014 (audited) are as follows:

	August 31,	November
	2015	30, 2014
Total current assets	2,437,065	1,412,876
Total assets	2,545,867	1,557,052
Total current liabilities	60,598	161,405
Total liabilities	1,459,190	1,559,997
Stockholders’ equity (deficiency)	1,086,677	(2,945)

Net loss for the three months ended August 31, 2015 was $467,538 ($0.01 per share) as compared to $445,163 ($0.01 per share) for the three- month period ended August 31, 2014. There is no significant increase/decrease in costs for the three- month period ended August 31, 2015 as compared to prior period ended August 31, 2014.

Cash Flows

Net cash used in operations for the nine months ended August 31, 2015, was $1,417,684 as compared to $1,336,586 used for the nine months ended August 31, 2014. The major components of change relate to: 1) Items not affecting cash:

a) Stock based compensation of $nil in 2015, as compared to $222,422 in 2014.

2) Changes in non- cash balances relating to operations:

i) The Company’s inventory decreased by $51,318 in 2015 as compared to increase of $32,886 in 2014.

ii) The Company’s accounts payable and accrued liabilities decreased by $91,117 in 2015 as compared to a decrease of $36,170 in 2014.

Net cash flow from investing activities was $nil in 2015 as compared to $37,625 in 2014. During the prior period, the Company acquired additional moulds for production of its newer BIP model.

Net Cash flow from financing activities was $2,523,770 in 2015 as compared to $1,253,799 in 2014. The increase in cash in current period is primarily a result of proceeds of $2,500,000 received on issuance of 7,575,757 common shares received on a private placement.

There was an overall increase in cash and cash equivalent of $1,075,942 in 2015 as compared to a decrease in cash and cash equivalent of $135,768 during 2014.

Liquidity and Capital Resources

As at August 31, 2015, cash was $2,160,948, as compared to $1,085,006 at November 30, 2014. This increase is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2015, the Company had a working capital of $2,376,467. The major components are as follows; cash $2,160,948; prepaid expenses and other receivables $67,595; inventory for $68,928; accounts receivable for $16,635; deferred financing costs for $122,959 and accounts payable and accrued liabilities of $60,598.

At November 30, 2014, the Company had a working capital of $1,306,347. The major components are as follows; cash and cash equivalent $1,085,006; prepaid expenses and other receivables $29,557; accounts receivable for $7,39; inventory for $120,246; deferred financing costs for $170,674 and accounts payable and accrued liabilities of $161,405.

There are no assurances that the Company can continue to raise equity financing to fund its operations. SDI does not have any commitments or arrangements from any persons to provide SDI with any additional capital it may need. Without additional capital SDI may not be able to fund its anticipated capital requirements.

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Transactions with related parties

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2015

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $158,900 as management fees to these two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $3,900 as automobile allowance.

The Company expensed $19,000 for services provided by the CFO of the Company and $166,500 for services provided by a corporation in which the Chief Operating Officer has an interest, in accordance with the consulting contract.

The Company reimbursed $65,700 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of CAD$12,000 per month, with an annual 5% increase and a car allowance of CAD$600 per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 12,502. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective October 1, 2014, SDI executed a renewal agreement with a company in which the Chief Operating Officer Dean Thrasher has an interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three- year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $230,892 during the year ended November 30, 2014. The company may also accept common shares in lieu of cash. As of November 30, 2014, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD $21,600. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,800 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days’ written notice.

Effective May 1, 2015, SDI executed an agreement with another non-related consultant to pay compensation of $3,800 (CAD $5,000) per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. In addition, as a sales incentive, the company may grant stock options at market prices, being 25, 000 stock options for every 5,000 rounds sold, to a maximum of 200,000 options. Either party may terminate the consulting agreement by giving 60 days written notice.

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

c) Effective April 17, 2015, the Company signed a five-year, non-exclusive, renewable Technology License and Supply Agreement (“TLSA”) with United Tactical Solutions (“UTS”) of Chicago, IL.

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

EXCLUSIVE SUPPLY AGREEMENT

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides the Company to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five- year period.

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

Outstanding share data

As of September 30, 2015, the Company had 54,615,642 issued and outstanding shares of common stock.

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

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2015, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	On June 3, 2015, the Company received $16,775 and $6,995 for the exercise of 105,600 warrants and 35,000 options respectively.

b)

On June 19, 2015, the Company issued 7,575,757 common stock at price of $0.33 (CAD $0.40) per share on a non-brokered private placement basis and raised $2,500,000. There were no broker commissions or fees associated with this subscription. The closing of the private placement was approved by the TSX- Venture Exchange, as required under stock exchange rules.

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

Date: October 15, 2015

By: /s/ Gregory Sullivan
-----------------------------------
Gregory Sullivan, President
and Principal Executive Officer

Date: October 15, 2015

By: /s/ Rakesh Malhotra
-----------------------------------
Rakesh Malhotra, Principal
Financial and Accounting Officer