Form 10-K/A
period 2014-11-30
Security Devices International Inc.
filed 2015-10-20
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Security Devices International, Inc. (“we” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended November 30, 2014 filed with the Securities and Exchange Commission on February 24, 2015 (the “Original 10-K”). This Amendment No. 1 is being filed (1) to include a complete signature page inadvertently omitted from the Original 10-K, and (2) to revise Part II, Item 9A “CONTROLS AND PROCEDURES” to add the version of the Committee of Sponsoring Organizations of the of the Treadway Commission’s Internal Control – Integrated Framework that was used to perform management’s assessment of the effectiveness of internal controls over financial reporting disclosed in Part II, Item 9A.

New certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original 10-K. This Amendment No. 1 speaks as of the date of filing of the Original 10-K, does not reflect events that may have occurred subject to the Original 10-K and does not modify or update in anyway the disclosures made in the Original 10-K.

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

     SDI’s management evaluated the effectiveness of its internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992 Framework). Management’s assessment included an evaluation of the design of SDI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

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

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of October, 2015.

SIGNATURE	TITLE	DATE

/s/ Greg Sullivan	President, Chief Executive Officer	October 19, 2015
Greg Sullivan	and Director

/s/ Rakesh Malhotra	Chief Financial Officer	October 19, 2015
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/ Greg Sullivan	President, Chief Executive Officer	October 19, 2015
Greg Sullivan	and Director

/s/ Allen Ezer	Executive Vice President and	October 19, 2015
Allen Ezer	Director

/s/ Karim Kanji	Director	October 19, 2015
Karim Kanji

/s/ Keith Morrison	Chairman of the Board of Directors	October 19, 2015
Keith Morrison

Dean Thrasher	Director

David Goodbrand	Director

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