Form 10-K
period 2015-11-30
Security Devices International Inc.
filed 2016-02-29
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. - None

SECURITY DEVICES INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

25 Sawyer Passway, Fitchburg,
Massachusetts, 01420
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [  ]     No [X]

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2015, was approximately $15,563,000 based upon a share valuation of $0.39 per share. This share valuation is based upon the closing price of the Company’s shares as of May 31, 2015 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of February 18, 2016, the Company had 54,615,642 issued and outstanding shares of common stock.

Documents incorporated by reference: None

ITEM 1. BUSINESS

History

Security Devices International Inc. (the “Company” or the “Corporation”) was incorporated on March 1, 2005. The Company began as a research and development company focused on the development of 40mm less-lethal ammunition.

The Company initiated with the development of a wireless electric projectile (a “WEP”), named the Lektrox. The Company hired a ballistics engineering firm to collaborate in the development of the WEP.

Commencing in December 2008, the Joint Non-Lethal Weapons Directorate (“JNLWD”) of the US Department of Defense, an organization responsible for the development and coordination of non-lethal weapons activities within the United States, tested the WEP through its evaluation facility at Penn State University. An executive summary was released to the Company indicating a positive outcome.

In the fall of 2010 the Company underwent a change in the board of directors and management.

Early in 2011 the Company focused its attention on a new 40mm product, the blunt impact projectile (“BIP”), and discontinued further development work on the WEP. The Company was able to exploit some of the patented technology of the WEP into the BIP. The Company concluded that the cost and time required to complete development and testing of the BIP were significantly less than that required to complete development and testing of the WEP.

In 2011, the Company moved its engineering, intellectual property and production facilities to the operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts.

2012

In June 2012, the Company contracted CRT Less Lethal Inc. (“CRT”) to test the BIP. Based on data obtained from the three-stage evaluation, the BIP passed the CRT testing protocol for accuracy, consistency, relative safety and effectiveness.

In July 2012, the Company signed a five-year development, supply and manufacturing agreement with a subcontractor to Manufacture the BIP.

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

2013

The Company moved its full manufacturing and supply chain operations to the BIP manufacturer, a supply manufacturing and engineering company, in the Boston, MA area.

The Company undertook an Initial Public Offering (IPO) in January and became a public reporting issuer on the TSX-Venture Exchange in September 2013.

2014

SDI began another globally recognized testing protocol with a military agency called HECOE (the Human Effects Centre of Excellence). This world-renowned agency is located in the Air Force Research Laboratory (AFRL), in partnership with the US Joint Non-lethal Weapons Directorate (JNLWD). This group conducts research to assist Non-lethal Weapon (NLW) Program Managers across the U.S. Department of Defense (DoD) in assessing effectiveness and risks of NLWs. The positive conclusion of this testing allows DOD to purchase SDI rounds.

April - SDI appointed Keith Morrison to the board of directors as non-executive Chairman

May - SDI’s BIP rounds were used at the Mock Prison Riot in West Virginia. Law enforcement and correctional services officers provided feedback on new technologies (such as SDI’s products) to assist in the effectiveness of their jobs.

August - The Company completed the issuance of 1,549 convertible unsecured debentures at $1,000 per debenture for gross proceeds of $1,549,000 (the “Private Placement”).

October - Security Devices International Inc. announced that the Company and a division of Abrams Airborne Manufacturing Inc. (AAMI), namely Milkor USA (MUSA), have agreed to partner for a joint cross-selling / marketing initiative.

November - The Company named Karim Kanji to the board of directors as an independent member.

SDI has sold their BIP products into nine new agencies during the fiscal year of 2014 including Sheriff Departments, Correctional Services, and SWAT teams in; Saskatoon, SK, Watertown, SD, Abbotsford, BC, Sacramento, CA, Kingston, ON, Rustburg, VA, Orlando, FL, Montreal, QC, and Bedford, VA. These agencies are additions to SDI’s customer base that have adopted its 40mm less-lethal rounds.

2015:

In January 2015, SDI commenced a public relations program and through the year, SDI has been featured in over 700 media outlets globally, including live interviews on FOX television, News One in New York, and CP24 in Toronto.

March - SDI was invited to speak at the Launch festival in San Francisco, to present their innovative less-lethal technology during a panel discussion on the future of policing. The Launch festival focuses on start-up and emerging technology companies and the festival was streamed to approximately 4 million viewers.

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

May - SDI participated in the “Mock Prison Riot” which takes place annually at a decommissioned penitentiary in Moundsville, West Virginia. The Mock Prison Riot is a four-day, comprehensive law enforcement and corrections tactical and technology experience, including 40,000 square feet of exhibit space, training scenarios, technology demonstrations, certification workshops, a Skills Competition, and unlimited opportunities for feedback, networking, and camaraderie on a global scale.

SDI enhanced their customer base in the quarter by adding 9 new agencies in multiple States and Provinces both in Canada and the US.

SDI staff attended the Ohio Tactical officers conference in June where the Company not only had a full exhibit booth set up to bring awareness to SDI’s full line of less lethal 40MM products but also conducted live fire demonstrations to several agencies. These agencies had requested seeing the projectiles fired to move forward with evaluation of SDI’s products for potential inclusion in their less lethal arsenal.

July - SDI was invited to present the company’s full line of products to the New York City Police Department. Representatives of SDI attended the NYPD range and conducted in-class presentations followed by a live fire demonstration showcasing the full line on 40MM products that SDI can offer for Law Enforcement operational missions.

July - The Associated Press (“AP”), conducted interviews with SDI management and attended SDI’s manufacturing partners’ location for an in depth look at the company and the technology. The AP completed a story on the uniqueness of the product line and the increased element of safety that SDI’s products offer, and released the story to the newswire, where it was picked up by approximately 800 media outlets, worldwide.

August - SDI was invited to present to the Toronto Police Service (“TPS”), who are currently exploring less lethal options for front line officers. A full presentation was given to decision makers of the TPS and a follow-up live fire demonstration will be occurring in the 4th quarter of this year.

September – SDI conducted their Annual General Meeting and shareholders approved the following:

1)	The Board of Directors, as it stands today, was re-elected.
2)	Schwartz Levitsky Feldman, LLP was re-appointed as SDI’s auditors.
3)	Approval of an amendment to Company’s by-laws concerning the quorum required to hold a meeting of shareholders.
4)	Approval of the Company’s incentive stock option plan.
5)	Approval of an amendment to the Company’s articles to prohibit the issuance of shares of preferred stock having multiple voting attributes.

In FY2015, SDI added 24 new Law Enforcement and Correctional Agencies to its paid customer base. The Company as at fiscal yearend holds 40 agencies as customers.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, and police agencies for crowd control.

The Company has two products:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company has developed five versions of the standard BIP, four of which contain a payload and one of which is a cheaper cost, training round. A payload is an internal medium within the BIP, holding a liquid or powder substance.

b)

The Company has undertaken substantial work to develop the WEP, a wireless electric projective which releases an electrical pulse that induces a muscle spasm and causes the target to fall to the ground helpless.

Intellectual Property:

Five patent applications, four non-provisional and one provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the four non-provisional patents.

Non-Provisional (granted patents):

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

(d) Autonomous Operation of a Less-lethal Projectile: This patent describes a motion sensing system within the WEP. The sensor will monitor movement of the target and enable the electrical output until the target is subdued. The electrical pulse is programmed for an exact time-frame to specifications of the user.

Provisional Patent:

(e) Payload carrying arrangement for a non-lethal projectile: This Provisional patent relates to the process of carrying liquid and powder payloads in the head of the BIP munitions that upon impact release from the head and are dispersed upon the target.

Less-Lethal Sector

Police and military forces require easily applied options for riot control without the consequences of lethal force. They must balance the risk of injury or death to their own personnel against the risk of injury to civilians, including bystanders. Riot control involves difficult and challenging decisions that often must be made within seconds.

Conflicts in Iraq and Afghanistan, events such as the August 2011 UK riots, and the June 2012 Quebec student street violence have led governments, police and defense decision-makers, to seek cost effective less-lethal weapons. These decision-makers understand that social media will limit the use of lethal weapons and a new generation of less-lethal weapons is required.

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

General

•	As of November 30, 2015, SDI had consultants and no full-time employees.
•

SDI’s offices are located at 25 Sawyer Passway, Fitchburg, Massachusetts, 01420 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI maintains an office within the Micron manufacturing facility under an agreement with Micron, with no lease cost to SDI.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV” and is also listed in Canada on TSXV under the symbol “SDZ.V”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

OTC Bulletin Board

Three Months Ended	High	Low

February 2014	$0.37	$0.21
May 2014	$0.35	$0.16
August 2014	$0.37	$0.25
November 2014	$0.35	$0.21

February 2015	$0.34	$0.20
May 2015	$0.50	$0.27
August 2015	$0.41	$0.20
November 2015	$0.36	$0.20

TSXV*

Three Months Ended	High	Low
	CAD $	CAD$
February 2014	$0.40	$0.22
May 2014	$0.36	$0.19
August 2014	$0.36	$0.27
November 2014	$0.35	$0.28

February 2015	$0.38	$0.23
May 2015	$0.49	$0.33
August 2015	$0.49	$0.34
November 2015	$0.41	$0.31

* Trading commenced in the last quarter of 2013.

As of February 18, 2016 SDI had 54,615,642 outstanding shares of common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2015, 2014 and 2013. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2015 (audited)	Year ended November 30, 2014 (audited)	Year ended November 30, 2013 (audited)
Sales	$151,005	$42,480	$30,096
Cost of sales	$115,940	$27,323	$17,379
General and Administrative Expenses	$2,306,940	$2,624,488	$1,698,523
Depreciation	$47,165	$45,586	$38,130
Net Loss	($2,550,438)	($2,722,412)	($2,024,211)
Loss per Share (Basic and Diluted)	($0.05)	($0.06)	($0.06)
Current Assets	$2,026,040	$1,305,768	$1,907,872
Total Assets	$2,166,418	$1,577,052	$2,060,009
Current Liabilities	$173,329	$161,405	$106,529
Long Term Liabilities	$1,398,592	$1,398,592	$Nil
Stockholders' Equity (Deficiency)	$594,497	($2,945)	$1,953,480
(Deficiency)	($26,593,207)	($24,042,769)	($21,320,357)
Dividends	$Nil	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2015 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2015.

Comparison of Year Ended November 30, 2015 to Year Ended November 30, 2014

i. Overview

The Corporation has $151,005 of revenue during the year ended November 30, 2015 (2014: $42,480) and we continue to operate at a loss. We expect our operating losses to continue for so long as we do not generate adequate revenue. As of November 30, 2015, we had accumulated losses of $26,593,207 (November 30, 2014 - $24,042,769). Our ability to generate significant revenue and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Corporation’s major financial endeavor over the years has been its effort to raise additional capital.

ii. Assets

Total assets as of November 30, 2015 includes cash of $1,851,021, accounts receivable of $39,676, prepaid expenses and other receivables of $27,283, Inventory of $44,319, Deferred financing costs (current and non-current) for $107,108 and plant and equipment for $97,011 net of depreciation. Total assets as of November 30, 2014 includes cash of $1,085,006, accounts receivable of $7,393, prepaid expenses and other receivables of $29,557, Inventory of $120,246, Deferred financing costs (current and non-current) for $170,674 and plant and equipment for $144,176 net of depreciation. Total assets increased from $1,577,052 on November 30, 2014 to $2,166,418 on November 30, 2015. This increase is primarily the result of capital raise for $2,500,000 and expenses incurred in normal course of business.

iii. Revenues

Revenue from operations during the year ended November 30, 2015 was $151,005 as compared to $42,480 during the year ended November 30, 2014.

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

General and administration expense for the year ended November 30, 2015 was $2,306,940, as compared with $2,624,488 for the year ended November 30, 2014. General and administration expense decreased by $317,548 in the current year, as compared to the prior year. The primary reasons for the change in general and administrative costs is as follows:

The Company expensed stock based compensation expense (included in general and administrative expenses) for issue of options and modification of warrants for $639,143 during the year ended November 30, 2015 ($751,610 in 2014). Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and modification of warrants.

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Corporation for the quarter ended November 30, 2015 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the three	For the	For the	For the	For the three	For the	For the	For the
	months	three	three	three	months	three	three	three
	ended	months	months	months	ended	months	months	months
	November30,	ended	ended	ended	November30	ended	ended	ended
	2015	August	May 31,	February	, 2014	August	May 31,	February
	($)	31, 2015	2015	28, 2015	($)	31, 2014	2014	28, 2014
		($)	($)	($)		($)	($)	($)
Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(1,125,425)	(467,538)	(468,982)	(488,493)	(1,167,718)	(444,595)	(631,094)	(478,437)

Loss per Weighted Average Number of Shares Outstanding – Basic and Fully Diluted	(0.02)	(0.01)	(0.01)	(0.01)	(0.03)	(0.01)	(0.01)	(0.01)

Quarterly activities and financial performance are impacted by the Company’s ability to raise capital for its activities. The loss for the three months ended November 30, 2015 includes non-cash stock based compensation expense for $639,143. The loss during the three months’ period ended May 31, 2014, August 31, 2014 and November 30, 2014 include non-cash stock based compensation expense for $188,470, $33,952 and $529,188 respectively.

vi. Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	November	November
	30,	30,
	2015	2014

Cash and cash equivalent	$1,851,021	$1,085,006
Working capital	$1,852,711	$1,144,363
Cash used in operating activities	$(1,738,824)	$(1,940,050)
Cash used in investing activities	$-	$(37,625)
Cash provided by financing activities	$2,523,770	$1,253,799

As of November 30, 2015, the Company had working capital of $1,852,711 as compared to working capital of $1,144,363 as of November 30, 2014. Working capital increased primarily as a result of capital financing activities during the year ended November 30, 2015 for $2,523,770 offset in part by expenses incurred in normal course of business.

Net cash used in operations for the year ended November 30, 2015, was $1,738,824 as compared to $1,940,050 used for the year ended November 30, 2014. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $639,143 in 2015, as compared to $751,610 in 2014.

November 30, 2015

On September 24, 2015, the board of directors extended the expiry dates of 572,000 warrants issued in 2010 to directors and officers at exercise price of $0.20, from original expiry date of September 30, 2015 to September 23, 2019. In addition, on same date, the board of directors extended the expiry dates of 1,470,000 warrants issued to directors and officers and 35,000 to a consultant, all issued in 2012 at exercise price of $0.13, from original expiry date of January 4, 2016 to September 23, 2019. The change in the terms of the warrants was determined to be a modification and not a cancellation and issuance of a new warrant. As a result of these modifications, the fair value of 2,077,000 warrants increased by $216,684.

On October 20, 2015, the board of directors granted 1,350,000 options to directors and officers and 325,000 options to consultants to acquire a total of 1,675,000 common shares. These options were issued at an exercise price of $0.29 (CAD $0.38) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation expense for $422,459.

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

2) Changes in non- cash balances relating to operations:

The Company’s inventory decreased by $75,927 as compared to an increase of $120,246 in 2014. The decrease resulted in reduction in the Company’s investment in Inventory. Account receivables was $39,676 in 2015 as compared to 7,393 in 2014. The increase is due to increase in sales revenue in 2015 to $151,005 as compared to sales revenue of $42,480 in 2014.

Net cash outflow from investing activities was $nil during the year ended November 30, 2015 as compared to $ 37,625 for the year ended November 30, 2014. The primary reason was the acquisition of moulds for $37,625 in prior year.

Net Cash flow from financing activities was an inflow of $2,523,770 for the year ended November 30, 2015 as compared to an inflow for $1,253,799 for the year ended November 30, 2014.

Year ended November 30, 2015

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

On July 17, 2014, the Company received $12,500 and issued 50,000 shares on exercise of options at $0.25 per share

vii. Off-Balance Sheet Arrangement. The Company had no off- balance sheet arrangements as of November 30, 2015 and 2014

viii. Commitments

a) Consulting agreements:

The directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2015, SDI executed a two- year agreement with a private company in which a director, Allen Ezer, has an ownership interest. The agreement is for a period of two years ending December 31, 2016 at a monthly fee of CAD $8,925. Either party may terminate the consulting agreement by giving 90 days’ written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay severance of 12 months’ fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to CAD 8,032. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at CAD$864,000 for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of November 30, 2015, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly fee by 10% to CAD $21,600. This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days’ written notice.

Effective May 1, 2015, SDI executed an agreement with another non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. In addition, as a sales incentive, the company may grant stock options at market prices, being 25,000 stock options for every 5,000 rounds sold, to a maximum of 200,000 options. Either party may terminate the consulting agreement by giving 60 days’ written notice.

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for CAD$3,000 (Phase 1) and payment of CAD$1,500 per month and issued 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project was implemented.

Effective August 2014, SDI executed an agreement with a non-related consultant to pay compensation of $5,500 per month for the first 5 months and $5,000 from sixth month to end of the term. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. On renewal, there will an annual increase of 4.5% effective January 1, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company granted 50,000 stock options to the consultant on July 25, 2014 and has agreed to grant 25,000 stock options for every 5,000 rounds sold domestically to a maximum of an additional 150,000 options. Either party may terminate the consulting agreement by giving 30 days’ written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $4,800 (CAD $6,399).

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

Cash Requirements

At November 30, 2015, the Company had cash of $1,851,021, accounts receivable of $39,676, Inventory of $44,319 and prepaid expense and other receivables of $27,283. Current liabilities comprise accounts payable and accrued liabilities for $173,329. For the year ended November 30, 2015, the Company’s cash outflow from operations was $1,738,824. The Company has cash to meet its expenses over the next twelve months of its operations.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Topic 606 -guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards in order to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, such that the updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company will continue its study of the implications of this statement to evaluate the expected impact on its consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs – In April 2015, the FASB issued ASU 2015-15 Sub-topic 835-30, Interest--Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. The updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption allowed. The Company is evaluating the effect that will have on its consolidated financial statements and related disclosures.

Inventory Measurement – In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on the consolidated financial statements.

Income Tax Balance Sheet Classification – In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. The Company is evaluating the impact of the standard on the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A. CONTROLS AND PROCEDURES

SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2015, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2015, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting disclosed below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of November 30, 2015, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on that evaluation, our management concluded that our internal controls over financial reporting as of November 30, 2015 were not effective due to the following material weakness:

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing material weakness, during the fiscal year 2015, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Gregory Sullivan	51	President, Principal Executive Officer and a Director
Dean Thrasher (1)	52	Director, Secretary and Chief Operating Officer
Rakesh Malhotra	59	Principal Financial and Accounting Officer
Allen Ezer (2)	39	Director
David Goodbrand (3)	43	Director
Keith Morrison (4)	56	Director
Karim Kanji (5)	48	Director

(1)	Appointed as a director on November 26, 2013.
(2)	Appointed as a director on January 3, 2012.
(3)	Appointed as a director on October 26, 2012
(4)	Appointed as a director on April 30, 2014
(5)	Appointed as a director on September 15, 2014

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

Keith Morrison is the CEO of North American Nickel Inc., a publically traded Canadian Exploration Company. He is currently on the Board of Directors of Era Resources Inc., a TSX listed company with a Copper Deposit in Papua New Guinea. He was a co-founder and CEO of Quantec Geoscience from 1986 until 2008, that developed industry leading ground geophysical subsurface imaging technologies and has completed more than 3000 resource projects around the world. Keith has an undergraduate degree in Engineering Geophysics from Queen’s University and has completed the ICD Director’s Education Program at the University Of Toronto Rotman School Of Business.

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

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2015, the Corporation’s named executive officers were Gregory Sullivan (CEO), Rakesh Malhotra (CFO) and Dean Thrasher (COO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long term compensation for services in all capacities to the Corporation for the Corporation’s most recently completed financial years in respect of the Named Executive Officers.

Summary Compensation Table

Name and	Year	Salary	Share-	Option-	Non-Equity Incentive		Pension	All Other	Total
Principal	ended	($)	Based	Based	Plan Compensation		Value	Compen-	Compen-
Position	Nov. 30		Awards	Awards(1)			($)	sation (5)	sation
			($)	($)	Annual	Long-		($)	($)
					Incentive	Term
					Plan	Incentive
						Plans
Gregory	2015	0	0	131,482	0	0	0	135,966	267,448
Sullivan	2014	0	0	70,558	0	0	0	155,774	226,332
CEO (2)	2013	0	0	0	0	0	0	158,400	158,400
Rakesh	2015	0	0	40,132	0	0	0	35,717	75,849
Malhotra	2014	0	0	0	0	0	0	38,700	38,700
CFO (3)	2013	0	0	0	0	0	0	58,530	58,530
Dean	2015	0	0	70,423	0	0	0	221,217	291,640
Thrasher	2014	0	0	225,786	0	0	0	230,890	456,676
COO (4)	2013	0	0	0	0	0	0	240,000	240,000

Note:

(1)

Options have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options based awards: an expected option term of 5 years to exercise for 2015 and 2014 awards respectively; a projected dividend of zero; projected stock price volatility of 134.39% and 170.42% for 2015 and 2014 respectively; and a risk-free interest rate of 2% for both 2015 and 2014 awards. Modification of warrants relate to increase in their fair value resulting from the extension in the expiry date of the warrants.

The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Company and its Common Shares.

(2)

Prior to entering into an agreement with the Corporation as CEO, Mr. Sullivan was a director of the Corporation. His directorship dates back to 2005. On May 30, 2010, Mr. Gregory Sullivan was appointed the CEO of the Corporation. Effective January 2012, Mr. Sullivan was contracted with the Corporation for a period of 60 months. Mr. Sullivan is to earn CAD $12,000 per month for his services, along with a 5% annual salary increase along with a car allowance of CAD $600 per month. In fiscal 2015 and 2014, Mr. Sullivan was granted 150,000 and 250,000 options respectively, which vested immediately. In 2015, the Company extended the expiry date of 397,000 warrants issued to Mr. Sullivan in 2010 from original expiry date of September 30, 2015 to September 23, 2019. In addition, in 2015, the Company extended the expiry date of 400,000 warrants issued to Mr. Sullivan in 2012 from original expiry date of January 4, 2016 to September 23, 2019.

(3)

For services, Mr. Malhotra was issued 50,000 options in 2015 which vested immediately. In 2015, the Company extended the expiry date of 175,000 warrants issued to Mr. Malhotra in 2010 from original expiry date of September 30, 2015 to September 23, 2019. Mr. Malhotra is the CFO of the Corporation, and works on an hourly basis.

(4)

Mr. Thrasher is contracted through Level 4 Capital Corp. for services rendered to the Company. Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 options in 2014. In 2015, the Company extended the expiry date of 800,000 warrants issued to Level 4 Capital Corp. in 2012 from original expiry date of January 4, 2016 to September 23, 2019.

(5)	Amount represents consulting fees expensed during the year.

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2015.

Name	Number of	Option	Option/Warrant
	securities	exercise	expiration date
	underlying	price
	unexercised	($)
	options/warrants
	(#)

Gregory	150,000(1)	$0.29	10-19-2020
Sullivan	250,000(1)	$0.36	10-09-2019
	400,000(2)	$0.13	09-23-2019(4)
	397,000(2)	$0.20	09-23-2019(4)

Rakesh	20,000(2)	$0.13	09-23-2019
Malhotra	175,000(2)	$0.20	09-23-2019(4)

Dean Thrasher (3)	800,000(1)	$0.36	10-09-2019
	800,000(2)	$0.13	09-23-2019(4)

Notes:

(1) These are compensation options issued to the named executive officer
(2) These are compensation warrants issued to the named executive officers.
(3) Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 options on September 11, 2014 (exercisable at $0.36 until September 10, 2019) and 800,000 compensation warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016 with expiry date extended in fiscal 2015 to September 23, 2019). Of the 800,000 options and 800,000 compensation warrants, Mr. Thrasher is entitled to 50%.

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

(a)	The agreement will automatically renew upon the expiry of each one-year term of the agreement, unless otherwise terminated in accordance with the agreement.

(b)	The employment agreement may be terminated with mutual consent or Mr. Sullivan giving 3 weeks’ notice.

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

2. The Corporation has renewed its consulting agreement effective January 1, 2015 for a two-year period with Lumina Global Partners Inc. (“Lumina”), Lumina is a corporation controlled by Allen Ezer, a director of the Company. The agreement provides a remuneration of CAD $8,925 per month. The agreement has the following terms.

(a)	The agreement shall be terminated once all services have been completed by Lumina.

(b)	Either party may terminate the consulting agreement with 90 days written notice.

(c)	All services provided by Lumina shall be invoiced up to the termination date.

(d)

In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Corporation is obligated to pay severance of 12 months’ fees at current rate at time of change in control.

3. The Corporation entered into a consulting agreement effective October 4, 2012 with Level 4 Capital Corp. (“L4”), which ended September 30, 2014. The Company renewed this agreement with L4 effective October 1, 2014 and ends December 31, 2017. L4’s remuneration was $20,000 per month which was increased to CAD$24,000 per month during the renewal period. At the discretion of L4, it may take remuneration in the form of cash or in Common Shares. L4 is a corporation 50% owned by Dean Thrasher who is the Corporation’s COO. The agreement has the following terms.

(a)

The agreement shall be terminated once all services have been completed by L4. Services include; guiding the Corporation’s manufacturer through all new product development, completing the public Offering with securities commissions in Canada and the US, working with US and Canadian counsel in all aspects, go to market strategy, budgeting, and logistics of the products.

(b)

Upon a change in control of L4, the Corporation has the right to terminate this agreement with 90 days’ notice. If a change of control of SDI occurs, the Corporation shall pay L4 eighteen months of fees.

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

Compensation of Directors

The compensation of the independent directors of the Corporation is yet to be determined. For 2015 and 2014, Independent directors were not paid cash but were issued options.

Independent	Number of	Year of	Exercise	Expiration
Directors	Options	Issuance	Price	Date
Keith Morrison	400,000	2015	0.29	10-19-2020
	600,000	2014	0.32	5-8-2019

Karim Kanji	350,000	2015	0.29	10-19-2020
	500,000	2014	0.36	9-10-2019

Non-independent directors are not entitled to receive directors’ fees from the Corporation. All directors are reimbursed by the Corporation for travel and other out-of-pocket expenses incurred in attending directors and shareholders’ meetings and meetings of Board committees. All directors of the Corporation benefit from the Corporation’s directors and officer’s liability insurance.

Compensation of Non-Independent Directors during Years Ended November 30, 2015 and November 30, 2014.

Year ended November 30, 2015:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash	Awards	(2)
Gregory Sullivan	$135,966	--	131,482
Allen Ezer	$82,260	--	97,672
Dean Thrasher (1)	$221,217	--	70,423

(1)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options granted or fair value of modification of warrants is computed in accordance with ASC 718 on the date of grant.

Year ended November 30, 2014:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash	Awards	(3)
Gregory Sullivan	$155,774	--	70,558
Allen Ezer	$99,365	--	70,558
Dean Thrasher (2)	$230,890	--	225,786

(1)	Boaz Dor resigned in year 2013
(2)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest
(3)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

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

The purpose of this Plan is to authorize the grant to Eligible Persons of the Company of Options to purchase Shares and thus benefit the Company by enabling it to attract, retain and motivate Eligible Persons by providing them with the opportunity, through Options, to acquire an increased proprietary interest in the Company.

The maximum number of Shares which may be reserved for issuance to any one Consultant under the Plan, any other employer stock options plans or options for services, within any 12-month period, shall be 2% of the Shares issued and outstanding at the time of the grant (on a non-diluted basis).

The maximum number of Shares which may be reserved for issuance to Investor Relations Optionees under the Plan, any other employer stock options plans or options for services, within any 12-month period shall be 2% of the Shares issued and outstanding at the time of the grant (on a non-diluted basis).

The maximum number of Shares which may be reserved for issuance to insiders of the Company in any 12-month period shall be 10% of the Shares issued and outstanding at the start of such 12-month period (on a non-diluted basis).

The purchase price (the “Price”) for the Shares under each Option shall be determined by the Board of Directors or Committee, as applicable, on the basis of the market price, where “market price” shall mean the prior trading day closing price of the Shares on any stock exchange on which the Shares are listed or last trading price on the prior trading day on any dealing network where the Shares trade, and where there is no such closing price or trade on the prior trading day, “market price” shall mean the average of the daily high and low board lot trading prices of the Shares on any stock exchange on which the Shares are listed or dealing network on which the Shares trade for the five (5) immediately preceding trading days. In the event the Shares are listed on the TSXV, the price may be the market price less any discounts from the market price allowed by the TSXV, subject to a minimum price of CDN$0.10.

The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2015, and the options held by the officers and directors named below.

	Options Exercised
					Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted	Price	Date	Exercise	Realized
		(#)			(1)	(2)

Gregory Sullivan	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000
Boaz Dor	01/24/08	117,000	$0.10	01/24/13	117,000	$25,740

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which
	are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Gregory Sullivan	250,000	--	$0.36	9-10-2019
	150,000	--	$0.29	10-19-2020

Allen Ezer	250,000	--	$0.36	9-10-2019
	300,000	--	$0.29	10-19-2020

Dean Thrasher (1)	800,000	--	$0.36	9-10-2019

David Goodbrand	100,000		$0.45	10-25- 2016
	100,000	--	$0.29	10-19-2020

Keith Morrison	600,000	--	$0.32	5-8-2019
	400,000	--	$0.29	10-19-2020

Karim Kanji	500,000	--	$0.36	9-10-2019
	350,000	--	$0.29	10-19-2020

(1)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

In addition to the options described above, SDI has as of November 30, 2015, granted warrants to its officers and directors which are held by them upon the terms shown below.

Name	Date of Issue	Number of Warrants	Exercise Price US$	Expiry Date
Greg Sullivan	06-15-2010	397,000	$0.20	09-23-2019
Greg Sullivan	01-04-2012	400,000	$0.13	09-23-2019
Allen Ezer	01-04-2012	250,000	$0.13	09-23-2019
Allen Ezer (1)	08-09-2012	400,000	$0.20	08-09-2016
Rakesh Malhotra	01-04-2012	20,000	$0.13	09-23-2019
Rakesh Malhotra	06-15-2010	175,000	$0.20	09-23-2019
Dean Thrasher (2)	01-04-2012	800,000	$0.13	09-23-2019

Notes

(1)	Warrants were issued to Lumina Global Partners Inc., a company controlled by Mr. Allen Ezer.
(2)	Warrants were issued to Level 4 Capital Corp., a company in which Dean Thrasher has a 50% interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows the ownership of SDI’s common stock as of February 18, 2016 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares (1)	Percent of
		Class
Gregory Sullivan	970,000	1.8%
Dean Thrasher (2)	800,000	1.5%
Allen Ezer	60,000	0.1%
Keith Morrison	190,000	0.3%
Alpha North Asset Management	4,974,378	9.1%
NLW1 LLC	7,575,757	13.9%
All Officers and Directors as a group	2,020,000	3.7%

(1)	Does not reflect shares issuable upon the exercise of options or on conversion of convertible debentures.
(2)	Dean Thrasher is contracted through Level 4 Capital Corp. Fifty percent of the 1,800,000 Common Shares owned by Level 4 Capital Corp. are beneficially owned by Mr. Thrasher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman, LLP (“Schwartz Levitsky”) audited SDI’s financial statements for the years ended November 30, 2015 and 2014.

The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

	2015	2014

Audit Fees	$23,800	$35,450
Audit-Related Fees	$11,100	$16,800
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed for professional services rendered for the audit of SDI’s annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI’s 10-Q reports.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certifications *

31.2	Rule 13a-14(a) Certifications *

32.1	Section 1350 Certifications *

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2016.

SIGNATURE	TITLE	DATE

/s/ Greg Sullivan	President, Chief Executive Officer	February 29, 2016
Greg Sullivan	and Director

/s/ Rakesh Malhotra	Chief Financial Officer	February 29, 2016
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/ Greg Sullivan	President, Chief Executive Officer	February 29, 2016
Greg Sullivan	and Director

/s/ Allen Ezer	Executive Vice President and	February 29, 2016
Allen Ezer	Director

/s/ Karim Kanji	Director	February 29, 2016
Karim Kanji

/s/ Keith Morrison	Chairman of the Board of Directors	February 29, 2016
Keith Morrison

/s/ Dean Thrasher	COO and Director	February 29, 2016
Dean Thrasher

David Goodbrand	Director

SECURITY DEVICES INTERNATIONAL, INC.

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2015 AND 2014

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Security Devices International, Inc.

We have audited the accompanying consolidated balance sheets of Security Devices International, Inc. as of November 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' equity (deficiency) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Devices International, Inc. as of November 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not earned significant revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
February 24, 2016	Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
Toronto, Ontario M4P 1E4
Tel:	416 785 5353
F a x :	416 785 5663

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Balance Sheets
As at November 30, 2015 and 2014
(Amounts expressed in US Dollars)

	2015	2014
	$	$
ASSETS
CURRENT
Cash	1,851,021	1,085,006
Accounts Receivable	39,676	7,393
Inventory (Note 15)	44,319	120,246
Deferred financing costs (Note 14)	63,741	63,566
Prepaid expenses and other receivables	27,283	29,557

Total Current Assets	2,026,040	1,305,768
Deferred financing costs (Note 14)	43,367	107,108
Property and Equipment (Note 9)	97,011	144,176

TOTAL ASSETS	2,166,418	1,557,052
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	173,329	161,405
Total Current Liabilities	173,329	161,405
Convertible Debentures (Note 14)	1,398,592	1,398,592
Total Liabilities	1,571,921	1,559,997
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2014 - nil).
Common stock, $0.001 par value 100,000,000 shares authorized, 54,615,642 issued and outstanding (2014: 46,899,285)	54,616	46,899
Additional Paid-In Capital	27,179,827	24,024,631
Accumulated deficit	(26,593,207)	(24,042,769)
Accumulated other comprehensive loss	(46,739)	(31,706)

Total Stockholders’ Equity (Deficiency)	594,497	(2,945)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	2,166,418	1,557,052

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive loss
Years Ended November 30, 2015 and 2014
(Amounts expressed in US Dollars)

	2015	2014
	$	$

SALES	151,005	42,480
COST OF SALES	(115,940)	(27,323)
GROSS PROFIT	35,065	15,157

EXPENSES:
Depreciation	47,165	45,586
General and administration	2,306,940	2,624,488
TOTAL OPERATING EXPENSES	2,354,105	2,670,074
LOSS FROM OPERATIONS	(2,319,040)	(2,654,917)
Other Expense-Interest (Notes 14)	(231,398)	(73,540)
Other Income-Interest	-	6,045

LOSS BEFORE INCOME TAXES	(2,550,438)	(2,722,412)
Income taxes (Note 10)	-	-
NET LOSS	(2,550,438)	(2,722,412)

Foreign exchange translation adjustment for the year	(15,033)	(31,706)
COMPREHENSIVE LOSS	(2,565,471)	(2,754,118)

Loss per share – basic and diluted	(0.05)	(0.06)
Weighted average number of common shares outstanding during the year	50,394,435	46,868,052

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended November 30, 2015 and 2014
(Amounts expressed in US Dollars)

	2015	2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	(2,550,438)	(2,722,412)
Items not requiring an outlay of cash:
Fair value of issue of options (included in general and administration expenses)	422,459	751,610
Fair value of modification of options and warrants (included in general and administration expenses)	216,684
Amortization of deferred financing costs (Notes 14)	63,566	20,202
Depreciation	47,165	45,586
Changes in non-cash working capital:
Accounts receivable	(31,326)	12,816
Inventory	75,927	(120,246)
Prepaid expenses and other receivables	1,807	14,635
Accounts payable and accrued liabilities	15,332	57,759

NET CASH USED IN OPERATING ACTIVITIES	(1,738,824)	(1,940,050)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Property and Equipment	-	(37,625)

NET CASH USED IN INVESTING ACTIVITIES	-	(37,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock	2,500,000	-
Net proceeds from convertible debentures	-	1,241,299
Exercise of stock options and warrants	23,770	12,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,523,770	1,253,799
Effects of foreign currency exchange rate changes	(18,931)	(33,267)
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	766,015	(757,143)
Cash, beginning of Year	1,085,006	1,842,149
CASH END OF YEAR	1,851,021	1,085,006

SUPPLEMENTAL INFORMATION:
INCOME TAXES PAID	-	-

INTEREST PAID	167,831	-

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the years ended November 30, 2015 and 2014.
(Amounts expressed in US Dollars)

					Accumulated
		Common
	Number of		Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	loss	Total
		$	$	$		$

Balance as of November 30, 2013	46,849,285	46,849	23,226,988	(21,320,357)	-	1,953,480
Stock based compensation for issue of options			751,610			751,610
Exercise of options	50,000	50	12,450			12,500
Relative fair value of placement agent warrants			33,583			33,583
Net loss for the year				(2,722,412)		(2,722,412)
Foreign currency translation					(31,706)	(31,706)
Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945)
Issue of common shares	7,575,757	7,576	2,492,424			2,500,000
Exercise of options	35,000	35	6,960			6,995
Exercise of warrants	105,600	106	16,669			16,775
Stock based compensation for issue of options			422,459			422,459
Stock based compensation for modification of warrants			216,684			216,684
Net loss for the year				(2,550,438)		(2,550,438)
Foreign currency translation					(15,033)	(15,033)
Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,593,207)	(46,739)	594,497

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The consolidated financial statements include the accounts of Security Devices International, Inc. (the “Company” or “SDI”), and its subsidiary Security Devices International Canada Corp. “SDI Canada”. All material inter- company accounts and transactions have been eliminated.

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

The Company’s activities are subject to risk and uncertainties including-

The Company has not earned adequate revenue and has used cash in its operations. Therefore the company will need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $26,593,207 from inception to November 30, 2015. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In 2015, the Company raised $2,500,000 through the issuance of 7,575,757 common shares and also issued 105,600 common shares on exercise of warrants for $16,775 and 35,000 common shares on exercise of options for $6,995. The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, and reported amount of revenues and expenses. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculation of stock based compensation, estimating the useful life of its plant and equipment and accounting for conversion features on convertible debt transactions. These estimates are based on management’s best estimates and judgment. Management will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual results could differ significantly from these estimates.

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

c)	Revenue Recognition

The Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists; the products have been delivered to the customer via delivery; the sales price is fixed or determinable; and collectability is probable.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

d)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2015 and 2014 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2015, there were 4,750,000 options and 2,767,800 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2014, there were 3,360,000 options and 4,794,545 warrants outstanding, which were convertible into equal number of common shares of the Company.

e)	Stock-Based Compensation

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

If there is a modification of the terms of an award, either by repricing or extending the expiry of the award, the award is re-measured. If the modification results in an increase in the fair value of the new award as compared to the old award immediately prior to the modification, the excess fair value is recognized as compensation expense.

As of November 30, 2015 and November 30, 2014, there was $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

f)	Foreign Currency

The parent Company maintains its books and records in U.S. dollars which is its functional and reporting currency. The Company’s operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year. The resulting translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

g)	Comprehensive loss

Comprehensive loss includes all changes in equity (net assets) during a period from non- owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments relating to its Canadian subsidiary.

h)	Financial Instruments

The carrying amount of accounts receivables and accounts payable, approximated their fair value because of the relatively short maturity of these instruments. The Company determines fair value based on its accounting policy fair value measurement i.e. exit price that would be recovered for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company does not use derivative financial instruments such as forwards to hedge foreign currency exposures.

i)	Fair Value Measurement

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

i)	Fair Value-Cont’d

Assets and liabilities measured at fair value as of November 30, 2015 and 2014 are classified below based on the three fair value hierarchy tiers described above:

	Carrying	Fair Value
	Value
November 30, 2015:
Cash	$1,851,021	$1,851,021
Accounts receivable	$39,676	$39,676
Accounts payable and accrued liabilities	$173,329	$173,329
Convertible debentures	$1,398,592	$1,398,592

	Carrying	Fair Value
	Value
November 30, 2014:
Cash	$1,085,006	$1,085,006
Accounts receivable	$7,393	$7,393
Accounts payable and accrued liabilities	$161,405	$161,405
Convertible debentures	$1,398,592	$1,398,592

Cash has been measured using Level 1 of the Fair Value Hierarchy.

j)	Convertible debt instruments

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d)

k)	Intellectual Property

Five patent applications, four non-provisional and one provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the four non-provisional patents.

Non-Provisional (granted patents):

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

(d) Autonomous Operation of a Less-lethal Projectile: This patent describes a motion sensing system within the WEP. The sensor will monitor movement of the target and enable the electrical output until the target is subdued. The electrical pulse is programmed for an exact time-frame to specifications of the user.

Provisional Patent:

(e) Payload carrying arrangement for a non-lethal projectile: This Provisional patent relates to the process of carrying liquid and powder payloads in the head of the BIP munitions that upon impact release from the head and are dispersed upon the target.

The Company’s policy has been to write off cost incurred in connection with non-provisional and provisional patent costs as they are incurred as a recoverability of such expenditure is uncertain.

l)	Property and Equipment

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

m)	Impairment of Long-lived Assets

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

n)	Inventories

Inventories comprise primarily of Blunt Impact Projectiles (Finished goods) and are valued at the lower of cost and net realizable value with cost being determined on the first-in, first-out basis. Costs consist of sub contracted manufacturing costs.

o)	Recent Accounting Pronouncements

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Topic 606 -guidance creating Accounting Standards Codification (“ASC”) Section 606, Revenue from Contracts with Customers. The new section will replace Section 605, Revenue Recognition, and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles to a concurrently issued International Financial Reporting Standards in order to reconcile previously differing treatment between United States practices and those of the rest of the world and enhance disclosures related to disaggregated revenue information. In August 2015, the FASB deferred the effective date of the new guidance by one year, such that the updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2019. The Company will continue its study of the implications of this statement to evaluate the expected impact on its consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs – In April 2015, the FASB issued ASU 2015-15 Sub-topic 835-30, Interest--Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The update modifies the presentation of costs of debt issuance as a direct reduction to the face amount of the related reported debt. The updated guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption allowed. The Company is evaluating the effect that will have on its consolidated financial statements and related disclosures.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

o)	Recent Accounting Pronouncements-Cont’d

Inventory Measurement – In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on the consolidated financial statements.

Income Tax Balance Sheet Classification – In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available. The Company is evaluating the impact of the standard on the consolidated financial statements.

Financial Instruments - In January 2016, FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company is evaluating the impact of the standard on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2015	2014
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$69,962	$35,885
Accrued liabilities-accrued interest	$53,339	$53,338
Accrued liabilities-other liabilities	$50,028	$72,182
	$173,329	$161,405

Accrued liabilities-other liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

a)	Authorized

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
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2015

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

Year ended November 30, 2014

On July 17, 2014, the Company issued 50,000 shares on exercise of options at $0.25 per share and raised $12,500.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION

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

The purpose of this Plan is to authorize the grant to Eligible Persons of the Company of Options to purchase Shares and thus benefit the Company by enabling it to attract, retain and motivate Eligible Persons by providing them with the opportunity, through Options, to acquire an increased proprietary interest in the Company.

The maximum number of Shares which may be reserved for issuance to any one Consultant under the Plan, any other employer stock options plans or options for services, within any 12-month period, shall be 2% of the Shares issued and outstanding at the time of the grant (on a non-diluted basis).

The maximum number of Shares which may be reserved for issuance to Investor Relations Optionees under the Plan, any other employer stock options plans or options for services, within any 12-month period shall be 2% of the Shares issued and outstanding at the time of the grant (on a non-diluted basis).

The maximum number of Shares which may be reserved for issuance to insiders of the Company in any 12-month period shall be 10% of the Shares issued and outstanding at the start of such 12-month period (on a non-diluted basis).

The purchase price (the “Price”) for the Shares under each Option shall be determined by the Board of Directors or Committee, as applicable, on the basis of the market price, where “market price” shall mean the prior trading day closing price of the Shares on any stock exchange on which the Shares are listed or last trading price on the prior trading day on any dealing network where the Shares trade, and where there is no such closing price or trade on the prior trading day, “market price” shall mean the average of the daily high and low board lot trading prices of the Shares on any stock exchange on which the Shares are listed or dealing network on which the Shares trade for the five (5) immediately preceding trading days. In the event the Shares are listed on the TSXV, the price may be the market price less any discounts from the market price allowed by the TSXV, subject to a minimum price of CDN$0.10.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

Year ended November 30, 2015

On September 24, 2015, the board of directors extended the expiry dates of 572,000 warrants issued in 2010 to directors and officers at exercise price of $0.20, from original expiry date of September 30, 2015 to September 23, 2019. In addition, on same date, the board of directors extended the expiry dates of 1,470,000 warrants issued to directors and officers and 35,000 to a consultant, all issued in 2012 at exercise price of $0.13, from original expiry date of January 4, 2016 to September 23, 2019. The change in the terms of the warrants was determined to be a modification and not a cancellation and issuance of a new warrant. As a result of these modifications, the fair value of 2,077,000 warrants increased by $216,684. Fair value of warrants was calculated using the Black Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
17.29% to
Volatility	134.39%
Warrant modification expense	$216,684

On October 20, 2015, the board of directors granted 1,350,000 options to directors and officers and 325,000 options to consultants to acquire a total of 1,675,000 common shares. These options were issued at an exercise price of $0.29 (CAD $0.38) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	134.39%
Market price of Company’s common stock on date of grant of options	$0.29
Stock-based compensation cost	$422,459

As of November 30, 2015 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

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
November 30, 2015 and 2014
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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	170.42%
Market price of Company’s common stock on date of grant of options	$0.30
Stock-based compensation cost	$529,188

As of November 30, 2014 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

7.	STOCK PURCHASE OPTIONS AND WARRANTS

a)	OPTIONS

The following table summarizes the options outstanding under the Stock Option Plan:

	Number of options
	2015	2014

Outstanding, beginning of year	3,360,000	1,510,000
Granted	1,675,000	3,025,000
Expired	(200,000)	(125,000)
Exercised	(35,000)	(50,000)
Forfeited	-	-
Cancelled	(50,000)	(1,000,000)
Outstanding, end of year	4,750,000	3,360,000
Exercisable, end of year	4,750,000	3,360,000

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

a)	OPTIONS-Cont’d

2015		Number of
	Option price	options
Expiry date	per share	2015
October 25, 2016	$0.45	100,000
March 18, 2017	$0.31	350,000
August 5, 2017	$0.32	150,000
May 8, 2019	$0.32	600,000
September 10, 2019	$0.36	1,875,000
October 19, 2020	$0.29	1,675,000
TOTAL		4,750,000

Weighted average exercise price:
Options outstanding at end of year		$0.33
Options granted during the year		0.29
Options exercised during the year		0.20
Options expired during the year		0.42
Options forfeited/cancelled during the year		0.31

2014
		Number of
	Option price	options
Expiry date	per share	2014
June 15, 2015	$0.20	35,000
October 2, 2015	$0.42	200,000
October 25, 2016	$0.45	100,000
March 18, 2017	$0.31	400,000
August 5, 2017	$0.32	150,000
May 8, 2019	$0.32	600,000
September 10, 2019	$0.36	1,875,000

TOTAL		3,360,000

Weighted average exercise price:
Options outstanding at end of year		$0.35
Options granted during the year		0.34
Options exercised during the year		0.25
Options expired during the year		0.25
Options forfeited/cancelled during the year		0.45

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

a)	OPTIONS-Cont’d

The share options outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2015	2014
	(Years)	(Years)
Total outstanding options	3.8	4.0
Total exercisable options	3.8	4.0

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

b)	WARRANTS

	Number of
	Warrants	Exercise	Expiry
	Granted	Prices	Date
		$
Outstanding at November 30, 2013 and average exercise price	5,542,645	0.23
Granted in year 2014	151,900	0.45	8/5/2016
Exercised	-	-
Forfeited	-	-
Expired	(850,000)	0.25
Expired	(50,000)	0.25
Cancelled	-	-
Outstanding at November 30, 2014 and average exercise price	4,794,545	0.24
Granted in year 2015	-	-
Exercised	(27,500)	0.20
Exercised	(68,750)	0.13
Exercised	(9,350)	0.25
Forfeited	-	-
Expired	(622,500)	0.20
Expired	(75,000)	0.42
Expired	(1,223,645)	0.47
Cancelled	-	-
Outstanding at November 30, 2015 and average exercise price*	2,767,800	0.17

Exercisable at November 30, 2015	2,767,800	0.17
Exercisable at November 30, 2014	4,794,545	0.24

* On September 24, 2015, the board of directors extended the expiry dates of 572,000 warrants issued in 2010 and 1,505,000 warrants issued in 2012 (refer to note 6)

The warrants outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2015	2014
	(Years)	(Years)
Total outstanding warrants	2.87	0.9
Total exercisable warrants	2.87	0.9

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by the related parties.

Year ended November 30, 2015

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $212,505 as management fees to these two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $5,721 as automobile allowance.

On September 24, 2015, the board of directors extended the expiry dates of 572,000 warrants issued in 2010 to directors and officers at exercise price of $0.20, from original expiry date of September 30, 2015 to September 23, 2019. In addition, on same date, the board of directors extended the expiry dates of 1,470,000 warrants issued to directors and officers in 2012 at exercise price of $0.13, from original expiry date of April 1, 2016 to September 23, 2019. As a result of these modifications, the fair value of 2,042,000 warrants increased by $213,603.

On October 20, 2015, the board of directors granted 1,325,000 options to directors and officers. These options were issued at an exercise price of $0.29 (CAD $0.38) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $340,489 for these 1,325,000 options issued to directors and officers.

The Company expensed $35,717 for services provided by the CFO of the Company and $221,217 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $89,538 to directors and officers for travel and entertainment expenses incurred for the Company.

Year ended November 30, 2014

Two non-independent directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $248,439 as management fees to these two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $6,700 as automobile allowance.

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

The Company expensed $38,700 for services provided by the CFO of the Company and $230,890 for services provided by a corporation in which the Chief Operating officer has an ownership interest, in accordance with the consulting contract.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

9.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation.

	November		November
	30, 2015	Accumulated	30, 2014	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Computer equipment	37,573	34,483	37,573	33,159
Furniture and fixtures	18,027	16,057	18,027	15,212
Leasehold Improvements	23,721	16,244	23,721	13,151
Moulds	209,515	125,041	209,515	83,138

	288,836	191,825	288,836	144,660

Net carrying amount		$97,011		$144,176
Depreciation expense		$47,165		$45,586

10.	INCOME TAXES

The Company has non-capital losses of approximately $17,700,863 available, which can be applied against future taxable income and which expire as follows:

	USA	Canada	Total
2025	$188,494		188,494
2026	609,991		609,991
2027	1,731,495		1,731,495
2028	3,174,989		3,174,989
2029	2,792,560		2,792,560
2030	2,044,857		2,044,857
2031	854,218		854,218
2032	1,073,610		1,073,610
2033	1,410,557		1,410,557
2034	882,513	1,089,850	1,972,363
2035	722,853	1,124,876	1,847,729
	$15,486,137	2,214,726	17,700,863

The reconciliation of income taxes at statutory income tax rates (U.S – 35% and Canada – 26.5% on their respective losses) to the income tax expense is as follows:

	November	November
	30, 2015	30, 2014
Loss before income taxes	$(2,550,438)	$(2,722,412)
Income tax recovery at statutory rate	(797,039)	(868,496)
Permanent differences	245,949	270,134
Tax benefit not recognized	551,090	598,362
Income taxes – current and deferred	$-	$-

Reconciliation of statutory tax rate to the effective income tax rate is as follows:

Statutory income tax rate – USA	35.0%
Deferred tax asset valuation allowance - USA	(35.0)%

Statutory income tax rate – Canada	26.5%
Deferred tax asset valuation allowance - Canada	(26.5)%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2015 and 2014 are as follows:

	2015	2014
Non capital losses available to offset future income-taxes	$17,700,863	$15,853,134

Expected Income tax recovery at statutory rates	$(6,007,050)	$(5,455,960)
Valuation Allowance	$6,007,050	$5,455,960
Net deferred tax assets	-	-

As the company has recognized substantial cumulative losses from operations and has not earned significant revenues, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2015 and 2014. Management believes the Company has no uncertain tax position

11.	COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2015, SDI executed a two- year agreement with a private company in which a director, Allen Ezer, has an ownership interest. The agreement is for a period of two years ending December 31, 2016 at a monthly fee of $6,694 (CAD $8,925). Either party may terminate the consulting agreement by giving 90 days’ written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 12 months’ fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly fees by 10% to $6,024 (CAD $8,032). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $9,000 (CAD$12,000) per month, with an annual 5% increase and a car allowance of $450 (CAD$600) per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $9,377 (CAD $12,502). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of November 30, 2015, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $162,000 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days’ written notice.

Effective May 1, 2015, SDI executed an agreement with another non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. In addition, as a sales incentive, the company may grant stock options at market prices, being 25,000 stock options for every 5,000 rounds sold, to a maximum of 200,000 options. Either party may terminate the consulting agreement by giving 60 days’ written notice.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

11.	COMMITMENTS

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for $2,250 (CAD$3,000) (Phase 1) and payment of $1,125 (CAD$1,500) per month and issued 100,000 stock options at $0.32 (CAD$0.35) when Phase 2 of the project was implemented.

Effective August 2014, SDI executed an agreement with a non-related consultant to pay compensation of $5,500 per month for the first 5 months and $5,000 from sixth month to end of the term. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. On renewal, there will an annual increase of 4.5% effective January 1, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company granted 50,000 stock options to the consultant on July 25, 2014 and has agreed to grant 25,000 stock options for every 5,000 rounds sold domestically to a maximum of an additional 150,000 options. Either party may terminate the consulting agreement by giving 30 days’ written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $4,800 (CAD $6,399).

12.	EXCLUSIVE SUPPLY AGREEMENT

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

13.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating segments and reportable segments, and each of those segments are led by CEO. Performance is assessed and resources are allocated by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the fiscal years ended November 30, 2015 and 2014:

Year ended November 30, 2015

	SDI	SDI Canada	Total
Sales	$144,706	$72,575	$217,280

Year ended November 30, 2014

	SDI	SDI Canada	Total
Sales	$43,420	$8,909	$52,329

	2015	2014
Sales	$217,280	$52,329
Elimination of intersegment revenue	(66,275)	(9,849)

Consolidated sales	$151,005	42,480

Year ended November 30, 2015

	SDI	SDI Canada	Total
Assets	$2,055,070	$111,348	$2,166,418

Year ended November 30, 2014

	SDI	SDI Canada	Total
Assets	$1,219,430	$337,622	$1,557,052

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $231,398 and $73,540 for the years ended November 30, 2015 and 2014 respectively. Of the $231,398 (2014: $73,540) $167,832 (2014: $53,338) related to interest and the remaining $63,566 (2014: $20,202) related to the amortization of deferred financing costs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2015 and 2014
(Amounts expressed in US Dollars)

15.	INVENTORY

Inventory as of November 30, 2015 consist of finished goods of Blunt Impact Projectiles 40mm for $30,329 (November 30, 2014: $120,246) and 40mm LMT launchers for $13,990 (November 30, 2014: $nil) which are held at the BIP manufacturer.

16.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency risk

The Company held virtually all of its cash balances within banks in Canada in both United States dollars and Canadian dollars. The Company’s operations are conducted in USA and its subsidiary operates in Canada. The value of the Canadian dollar against the United States dollar may fluctuate with the changes in economic conditions.

During the year ended November 30, 2015, the US dollar strengthened in relation to the Canadian dollar and upon the translation of the Company’s subsidiary’s revenue, expenses, assets and liabilities held in Canadian dollars, the Company recorded translation adjustment loss of $15,033 (Prior year- a loss of $31,706), in other comprehensive income.

The Company's Canadian subsidiary revenue, costs of sales, operating costs and capital Expenditures are denominated in Canadian dollar. Consequently, fluctuations in the U.S. dollar exchange rate against the Canadian dollar increases the volatility of sales, cost of sales and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward and option contracts to fix the foreign exchange rates.

Using a 10% fluctuations in the US exchange rate, the impact on the loss and stockholders’ deficiency is not material.

ii)	Credit risk and economic dependence

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable.

The Company maintains cash with high credit quality financial institutions located in Canada.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

The Company’s operations rely significantly on one supplier. Notwithstanding the Company has the ability to source alternative suppliers.

