Form 10-Q
period 2016-02-29
Security Devices International Inc.
filed 2016-04-14
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-132456

SECURITY DEVICES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-1050654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Sawyer Passway, Fitchburg
Massachusetts, 01420
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
Yes [   ]        No [X]

As of April 10, 2016, the Company had 54,615,642 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

 (Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at February 29, 2016 and November 30, 2015
(Amounts expressed in US Dollars)

	February 29,	November 30,
	2016	2015
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash and cash equivalent	1,464,362	1,851,021
Accounts Receivable	24,397	39,676
Inventory (Note 10)	15,042	44,319
Deferred financing costs (Note 9)	63,741	63,741
Prepaid expenses and other receivables	28,045	27,283

Total Current Assets	1,595,587	2,026,040
Deferred financing costs (Note 9)	27,519	43,367
Property and Equipment (Note 3)	85,382	97,011

TOTAL ASSETS	1,708,488	2,166,418

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	98,819	173,329
Total Current Liabilities	98,819	173,329
Convertible Debentures (Note 9)	1,398,592	1,398,592

Total Liabilities	1,497,411	1,571,921
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 12)

STOCKHOLDERS' EQUITY

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2014 - nil). Common stock, $0.001 par value 100,000,000 shares authorized (2015: 100,000,000), 54,615,642 issued and outstanding (2015: 54,615,642)	54,616	54,616
Additional Paid-In Capital	27,179,827	27,179,827
Deficiency	(26,973,009)	(26,593,207)
Accumulated other comprehensive loss	(50,357)	(46,739)

Total Stockholders' Equity	211,077	594,497
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,708,488	2,166,418

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	three month	three month
	period ended	period ended
	February 29,	February 28,
	2016	2015
	$	$

SALES	30,503	36,532

COST OF SALES	(20,634)	(34,848)

GROSS PROFIT	9,869	1,684

EXPENSES:
Depreciation	11,629	11,791
General and administration	320,351	421,329

TOTAL OPERATING EXPENSES	331,980	433,120
LOSS FROM OPERATIONS	(322,111)	(431,436)

Other Expense-Interest (Note 9)	(57,691)	(57,057)
Other Income-Interest	-	-
LOSS BEFORE INCOME TAXES	(379,802)	(488,493)
Income taxes	-	-
NET LOSS	(379,802)	(488,493)

Foreign exchange translation adjustment for the period	(3,618)	(11,225)

COMPREHENSIVE LOSS	(383,420)	(499,718)

Loss per share – basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding	54,615,642	46,899,285

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Three Months Ended February 29, 2016 and February 28, 2015
(Amounts expressed in US Dollars)
(Unaudited)

	For the three	For the three
	months ended	months ended
	February 29,	February 28,
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(379,802)	(488,493)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	15,848	15,674
Depreciation	11,629	11,791
Changes in non-cash working capital:
Accounts receivable	17,331	(9,402)
Prepaid expenses and other receivables	(548)	(4,990)
Inventory	29,277	10,913
Accounts payable and accrued liabilities	(71,666)	(42,739)

NET CASH USED IN OPERATING ACTIVITIES	(377,931)	(507,246)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
Effects of foreign currency exchange rate changes	(8,728)	(16,540)
NET DECREASE IN CASH AND CASH EQUIVALENT FOR THE PERIOD	(386,659)	(523,786)
Cash and cash equivalent, beginning of period	1,851,021	1,085,006
CASH AND CASH EQUIVALENT, END OF PERIOD	1,464,362	561,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	83,686	84,145

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity
For the three-month period ended February 29, 2016.
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in		Comprehensive
	Shares	amount	Capital	Deficiency	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945
Issue of common shares	7,575,757	7,576	2,492,424			2,500,000
Exercise of options	35,000	35	6,960			6,995
Exercise of warrants	105,600	106	16,669			16,775
Stock based compensation for issue of options			422,459			422,459)
Stock based compensation for modification of warrants			216,684			216,684)
Net loss for the year				(2,550,438)		(2,550,438)
Foreign currency translation					(15,033)	(15,033)
Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,593,207)	(46,739)	594,497
Net loss for the period				(379,802)		(379,802)
Foreign currency translation					(3,618)	(3,618)
Balance as of February 29, 2016	46,899,285	54,616	27,179,827	(26,973,009)	(50,357)	211,077

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 29, 2016 and November 30, 2015, the results of its operations for the three-month periods ended February 29, 2016 and February 28, 2015, and its cash flows for the three-month periods ended February 29, 2016 and February 28, 2015. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 29, 2016 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended February 29, 2016 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company’s activities are subject to risk and uncertainties including-

The Company has not earned adequate revenue and has used cash in its operations. Therefore, the Company will need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $27,179,827 from inception to February 29, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
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
February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

		February 29, 2016			November 30, 2015
			Accumulated			Accumulated
		Cost	Amortization		Cost	Amortization
		$	$		$	$
Computer equipment		37,573	34,715		37,573	34,483
Furniture and fixtures		18,027	16,205		18,027	16,057
Leasehold Improvements		23,721	17,018		23,721	16,244
Moulds		209,515	135,516		209,515	125,041
		288,836	203,454		288,836	191,825

Net carrying amount	$		85,382	$		97,011

Depreciation expense	$		11,629(3 months)			47,165(12 months)

4.	CAPITAL STOCK

a)	Authorized

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

54,615,642 Common shares (November 30, 2015: 54,615,642 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
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

Three- months ended February 28, 2015

The Company did not issue any shares during the three- month period ended February 29, 2016.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION

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

As of November 30, 2015 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. Three- month period ended February 29, 2016 The Company did not issue any options during the three- month period ended February 29, 2016.

As of February 29, 2016 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 29, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $51,370 as management fees to its two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $1,300 as automobile allowance. In addition, the Company expensed $34,490 as a consulting fee to an independent director for services provided. This amount for $34,490 is outstanding as of February 29, 2016 and included in accounts payable and accrued liabilities in the Balance Sheet.

The Company expensed $4,415 for services provided by the CFO of the Company and $51,780 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $10,780 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS-Cont’d

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

The Company reimbursed $12,460 to directors and officers for travel and entertainment expenses incurred for the Company.

7.	COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2015, SDI executed a two- year agreement with a private company in which a director, Allen Ezer, has an ownership interest. The agreement is for a period of two years ending December 31, 2016 at a monthly fee of $6,694 (CAD $8,925) with a 5% increase effective January 1, 2016. Either party may terminate the consulting agreement by giving 90 days’ written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 12 months’ fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly fees by 10% to $6,024 (CAD $8,032). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective January 1, 2012, SDI executed an agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $9,000 (CAD$12,000) per month, with an annual 5% increase and a car allowance of $450 (CAD$600) per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $9,377 (CAD $12,502). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

8.	EXCLUSIVE SUPPLY AGREEMENT

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

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $57,691 for the three- month period ended February 29, 2016. Of the $57,691, $41,843 related to accrued interest and the remaining $15,848 related to the amortization of deferred financing costs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

10. INVENTORY

Inventory as of February 29, 2016 consist of finished goods of Blunt Impact Projectiles 40mm for $3,066 (November 30, 2015: $30,329) and 40mm LMT launchers for $11,976 (November 30, 2015: $13,990) which are held at the BIP manufacturer.

11. SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating segments and reportable segments, and each of those segments are led by CEO. Performance is assessed and resources are allocated by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the quarters ended February 29, 2016 and February 28, 2015.

Quarter ended February 29, 2016

	SDI	SDI Canada	Total
Sales	$26,933	$19,245	$46,178

Quarter ended February 28, 2015

	SDI	SDI Canada	Total
Sales	$41,746	$30,404	$72,150

	2016	2015
Sales	$46,178	$72,150
Elimination of intersegment revenue	(15,675)	(35,618)

Consolidated sales	$30,503	36,532

Quarter ended February 29, 2016

	SDI	SDI Canada	Total
Assets	$1,453,711	$254,777	$1,708,488

Quarter ended February 28, 2015

	SDI	SDI Canada	Total
Assets	$789,830	$221,518	$1,011,348

12. SUBSEQUENT EVENT

On March 3, 2016, the Company announced that it had entered into an exclusive, non-binding term sheet to acquire a US based manufacturer and distributor of less-lethal tactical products (the “Target”) for a purchase price of USD$4,140,000 cash, plus an earn out of up to USD$400,000.

The Target is a well-established entity both in the US and international markets, within this sector. The Target has a history of domestic and international military contracts, and has done extensive work with special operations within the US military.

The Company looks to close the transaction on or before May 6, 2016, or any other earlier date that the Company and the Target agree upon. The transaction is conditional upon the Company arranging financing, the execution of a definitive purchase agreement with approval from the Company’s board of directors, final due diligence, and regulatory approvals.

PART II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED FEBRUARY 29, 2016

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2015.

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

The Company initiated with the development of a wireless electric projectile (the “WEP”), named the Lektrox. The Company hired a ballistics engineering firm to collaborate in the development of the WEP.

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

In 2012, the Company began the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which will carry a payload, including; BIP MP (temporary powder-based marking agent), BIP ML (semipermanent liquid marking agent), BIP OC (Oleoresin Capsicum - a pepper spray powder), BIP MO (malodorant liquid), and the BIP TR (training round).

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

May - SDI participated in the “Mock Prison Riot” which takes place annually at a decommissioned penitentiary in Moundsville, West Virginia. The Mock Prison Riot is a four-day, comprehensive law enforcement and corrections tactical and technology experience, including 40,000 square feet of exhibit space, training scenarios, technology demonstrations, certification workshops, a Skills Competition, and unlimited opportunities for feedback and networking on a global scale.

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

August - SDI was invited to present to the Toronto Police Service (“TPS”), who are currently exploring less lethal options for front line officers. A full presentation was given to decision makers of the TPS and a follow-up live fire demonstration is to occur.

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

Q1 FY2016:

In December 2015, SDI was invited to conduct a full product briefing and live fire demonstration for key Management with the United Sates Federal Bureau of Prisons. SDI was able to showcase the innovation of the BIP family of products and demonstrate the clear difference between SDI’s products and other products on the market.

In January 2016, SDI management attended the SHOT show in Las Vegas and met with numerous existing partners and explored future partnerships with several other Industry leaders.

During the SHOT show SDI’s rounds were used by AAMI, an existing partner of SDI, during a new product innovation range day that was attended by the majority of Companies in the firearms industry.

During Q1, SDI is also please to announce that it received its first sale of 40MM launchers to a Law Enforcement Agency. This is an important step for SDI to be seen as having the availability to access other less lethal products to fulfil customer requests.

In January, SDI and Clyde Armoury, signed a distribution agreement whereas Clyde will offer SDI’s product line to Law Enforcement customers in their catchment area. Clyde is a full service gun store which supplies firearms, ammunition and accessories to Law Enforcement and Civilian customers. They are based in Athens, Georgia.

During this quarter, the non-exclusive renewable Technology License and Supply Agreement that was signed with United Tactical Solutions on April 17, 2O15, was terminated by SDI management effective February 25, 2016.

On February 29, 2016, SDI signed a term sheet with an existing defence technology (less lethal) company to acquire that Company. This acquisition, when completed, will give SDI a diversified line of less lethal munitions, launchers and accessories as well as opening domestic and global distribution channels.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, and police agencies for crowd control.

The Company has two products:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company has developed six versions of the standard BIP, five of which contain a payload and one of which is a cheaper cost, training round. A payload is an internal medium within the BIP, holding a liquid or powder substance.

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

General

  As of February 29, 2016, SDI had consultants and no full-time employees.
  SDI’s offices are located at 25 Sawyer Passway, Fitchburg, Massachusetts, 01420 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI maintains an office within the Micron manufacturing facility under an agreement with Micron, with no lease cost to SDI.
  SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $27,179,827 from inception to February 29, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 29, 2016

	Three-	Three-
	month	month
	period	period
	February 29,	February 28,
	2016	2015
	(unaudited)	(unaudited)

	$	$

Net loss for the three- month period	(379,802)	(488,493)
	))
Basic and diluted loss per share	(0.01	(0.01
Total assets	1,708,488	1,011,348

Total liabilities	1,497,411	1,514,011
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 29, 2016 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending February 29, 2016 with comparatives are as follows:

Operating Results	For the three months ended	For the three months ended
	February 29,	February 28,
	2016	2015

Sales	30,503	36,532
Cost of sales	(20,634)	(34,848)
Gross Profit	9,869	1,684
Operating Expenses	$331,980	$433,120
Other expenses -Interest	$57,691	57,057
Net Loss for Period	$379,802	$488,493

(Loss) per Share	($0.01)	($0.01)

The Company’s selected information for the quarter ended February 29, 2016 (unaudited) and November 30, 2015 (audited) are as follows:

	February 29,	November
	2016	30, 2015
Total current assets	1,595,587	2,026,040
Total assets	1,708,488	2,166,418
Total current liabilities	98,819	173,329
Total liabilities	1,497,411	1,571,921
Stockholders’ equity	211,077	594,497

Net loss for the three months ended February 29, 2016 was $379,802 ($0.01per share) as compared to $488,493 ($0.01per share) for the three- month period ended February 28, 2015.

Cash Flows

Net cash used in operations for the three months ended February 29, 2016, was $377,931 as compared to $507,246 used for the three months ended February 28, 2015. The major components of change relate to:

The Company’s accounts receivable decreased by $17,331 in 2016 as compared to increase of $9,402 in 2015. In addition, Inventory decreased by $29,277 in 2016 as compared to a decrease of $10,913 in 2015. This decrease in inventory represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $nil during the three- month period ended February 29, 2016 as compared to $ nil for the prior period ended February 28, 2015.

Net Cash flow from financing activities was $nil in 2016 as compared to $nil in 2015.

There was an overall decrease in cash of $386,659 in 2016 as compared to a decrease in cash of $523,786 during 2015.

Liquidity and Capital Resources

As at February 29, 2016, cash and cash equivalent was $1,464,362, as compared to $1,851,021 at November 30, 2015. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At February 29, 2016, the Company had a working capital of $1,496,768. The major components are as follows; cash and cash equivalent $1,464,362; prepaid expenses and other receivables $28,045; Inventory for $15,042; accounts receivable for $24,397; deferred costs for $63,741 and accounts payable and accrued liabilities of $98,819.

At November 30, 2015, the Company had a working capital of $1,852,711. The major components are as follows; cash and cash equivalent $1,851,021; prepaid expenses and other receivables $27,283; accounts receivable for $39,676; Inventory for $44,319; deferred costs for $63,741 and accounts payable and accrued liabilities of $173,329.

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

Three months ended February 29, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $51,370 as management fees to its two directors, in their role as officers in accordance with their consulting contracts and expensed a total of $1,300 as automobile allowance. In addition, the Company expensed $34,490 as a consulting fee to an independent director for services provided. This amount for $34,490 is outstanding as of February 29, 2016 and included in accounts payable and accrued liabilities in the Balance Sheet.

The Company expensed $4,415 for services provided by the CFO of the Company and $51,780 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $10,780 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Compensation of Directors during Quarters Ended February 29, 2016 and February 28, 2015.

Quarter ended February 29, 2016:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(2)
Gregory Sullivan	$32,770	--	-
Allen Ezer	$19,900	--	-
Dean Thrasher (1)	$51,780	--	-

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$34,490	-	-

(1)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Quarter ended February 28, 2015:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(3)
Gregory Sullivan	$34,900	--	-
Allen Ezer	$21,500	--	-
Dean Thrasher (2)	$57,800	--	-

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$-	-	-

(1)	Boaz Dor resigned in year 2013
(2)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest
(3)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Commitments

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2015, SDI executed a two- year agreement with a private company in which a director, Allen Ezer, has an ownership interest. The agreement is for a period of two years ending December 31, 2016 at a monthly fee of $6,694 (CAD $8,925) with a 5% increase effective January 1, 2016. Either party may terminate the consulting agreement by giving 90 days’ written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 12 months’ fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly fees by 10% to $6,024 (CAD $8,032). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

Effective January 1, 2012, SDI executed an agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $9,000 (CAD$12,000) per month, with an annual 5% increase and a car allowance of $450 (CAD$600) per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $9,377 (CAD $12,502). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

SUBSEQUENT EVENT

On March 3, 2016, the Company announced that it had entered into an exclusive, non-binding term sheet to acquire a US based manufacturer and distributor of less-lethal tactical products (the “Target”) for a purchase price of USD$4,140,000 cash, plus an earn out of up to USD$400,000.

The Target is a well-established entity both in the US and international markets, within this sector. The Target has a history of domestic and international military contracts, and has done extensive work with special operations within the US military.

The Company looks to close the transaction on or before May 6, 2016, or any other earlier date that the Company and the Target agree upon. The transaction is conditional upon the Company arranging financing, the execution of a definitive purchase agreement with approval from the Company’s board of directors, final due diligence, and regulatory approvals.

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

Outstanding share data

As of April 10, 2016, the Company had 54,615,642 issued and outstanding shares of common stock.

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

Legal proceedings

None

Item 4.        Controls and Procedures.

            (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 29, 2016, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

            (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 29, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended February 29, 2016.

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

Date: April 14, 2016

By: /s/ Gregory Sullivan
Gregory Sullivan, President
and Principal Executive Officer

Date: April 14, 2016

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer