Form 10-Q
period 2016-05-31
Security Devices International Inc.
filed 2016-07-14
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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
Yes [   ]       No [X]

As of June 30, 2016, the Company had 54,615,642 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
INTERIM FINANCIAL STATEMENTS

MAY 31, 2016

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page
No

Interim Consolidated Balance Sheets as at May 31, 2016 and November 30, 2015	1

Interim Consolidated Statements of Operations and Comprehensive loss for the six months and three months ended May 31, 2016 and May 31, 2015	2

Interim Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and May 31, 2015	3

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the six months ended May 31, 2016 and year ended November 30, 2015.	4

Condensed Notes to Interim Consolidated Financial Statements	5-14

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at May 31, 2016 and November 30, 2015
(Amounts expressed in US Dollars)

	May 31,	November 30,
	2016	2015
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash and cash equivalent	1,014,166	1,851,021
Accounts Receivable	22,257	39,676
Inventory (Note 10)	13,258	44,319
Deferred financing costs (Note 9)	63,741	63,741
Prepaid expenses and other receivables	33,947	27,283

Total Current Assets	1,147,369	2,026,040
Deferred financing costs (Note 9)	11,497	43,367
Property and Equipment (Note 3)	73,753	97,011

TOTAL ASSETS	1,232,619	2,166,418

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	99,386	173,329
Total Current Liabilities	99,386	173,329
Convertible Debentures (Note 9)	1,398,592	1,398,592

Total Liabilities	1,497,978	1,571,921
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Segment Disclosures (Note 11)
Subsequent Events (Note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2015 - nil).
Common stock, $0.001 par value 100,000,000 shares authorized (2015: 100,000,000), 54,615,642 issued and outstanding (2015: 54,615,642)	54,616	54,616
Additional Paid-In Capital	27,179,827	27,179,827
Deficiency	(27,445,233)	(26,593,207)
Accumulated other comprehensive loss	(54,569)	(46,739)

Total Stockholders' Equity (Deficiency)	(265,359)	594,497
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	1,232,619	2,166,418

See condensed notes to the interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive loss
For the Six months and Three Months Ended May 31, 2016 and May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	six	six	three	three
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
	$	$	$	$

SALES	52,222	74,605	21,719	38,073
COST OF SALES	(32,337)	(59,568)	(11,703)	(24,720)
GROSS PROFIT	19,885	15,037	10,016	13,353

EXPENSES:
Depreciation	23,258	23,583	11,629	11,792
General and administration	732,637	833,547	412,286	412,218
TOTAL OPERATING EXPENSES	755,895	857,130	423,915	424,010
LOSS FROM OPERATIONS	(736,010)	(842,093)	(413,899)	(410,657)
Other expense- Interest (Note 9)	(116,016)	(115,382)	(58,325)	(58,325)
LOSS BEFORE INCOME TAXES	(852,026)	(957,475)	(472,224)	(468,982)
Income taxes	-	-	-	-
NET LOSS	(852,026)	(957,475)	(472,224)	(468,982)
Foreign exchange translation adjustment for the period	(7,830)	(6,840)	(4,212)	4,385
COMPREHENSIVE LOSS	(859,856)	(964,315)	(476,436)	(464,597)
Loss per share - basic and diluted	(0.02)	(0.02)	(0.01)	(0.01)
Weighted average number of common shares outstanding	54,615,642	46,899,285	54,615,642	46,899,285

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2016 and May 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	six	six
	months	months
	ended	ended
	May 31,	May 31,
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(852,026)	(957,475)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	31,870	31,696
Depreciation	23,258	23,583
Changes in non-cash working capital:
Accounts receivable	17,022	(2,533)
Prepaid expenses and other receivables	(1,882)	(1,784)
Inventory	31,061	28,794
Accounts payable and accrued liabilities	(65,764)	(30,931)

NET CASH USED IN OPERATING ACTIVITIES	(816,461)	(908,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	-	(2,500,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription for common stock pending allotment	-	2,500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,500,000
Effects of foreign currency exchange rate changes	(20,394)	(11,630)
NET DECREASE IN CASH AND CASH EQUIVALENT FOR THE PERIOD	(836,855)	(920,280)
Cash and cash equivalent, beginning of period	1,851,021	1,085,006
CASH AND CASH EQUIVALENT, END OF PERIOD	1,014,166	164,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	83,686	84,145

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in		Comprehensive
	Shares	amount	Capital	Deficiency	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945)
Issue of common shares	7,575,757	7,576	2,492,424			2,500,000
Exercise of options	35,000	35	6,960			6,995
Exercise of warrants	105,600	106	16,669			16,775
Stock based compensation for issue of options			422,459			422,459
Stock based compensation for modification of warrants			216,684			216,684
Net loss for the year				(2,550,438)		(2,550,438)
Foreign currency translation					(15,033)	(15,033)
Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,593,207)	(46,739)	594,497
Net loss for the period				(852,026)		(852,026)
Foreign currency translation					(7,830)	(7,830)
Balance as of May 31, 2016	54,615,642	54,616	27,179,827	(27,445,233)	(54,569)	(265,359)

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2016 and November 30, 2015, the results of its operations for the six and three-month periods ended May 31, 2016 and May 31, 2015, and its cash flows for the six-month periods ended May 31, 2016 and May 31, 2015. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended May 31, 2016 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended May 31, 2015 include the accounts of Security Devices International, Inc. (the “Company” or “SDI”), and its subsidiaries Security Devices International Canada Corp. and SDI-Sage Acquisition Inc. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $27,445,233 from inception to May 31, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
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
May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

		May 31, 2016			November 30, 2015
			Accumulated			Accumulated
		Cost	Amortization		Cost	Amortization
		$	$		$	$
Computer equipment		37,573	34,947		37,573	34,483
Furniture and fixtures		18,027	16,352		18,027	16,057
Leasehold Improvements		23,721	17,791		23,721	16,244
Moulds		209,515	145,993		209,515	125,041
		288,836	215,083		288,836	191,825

Net carrying amount	$		73,753	$		97,011

Depreciation expense	$		23,258 (6months)			47,165 (12 months)

4.	CAPITAL STOCK

a)	Authorized

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
May 31, 2016
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

Six months ended May 31, 2016

The Company did not issue any shares during the six- month period ended May 31, 2016.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	17.29% to 134.39%
Warrant modification expense	$216,684

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

Six- month period ended May 31, 2016

The Company did not issue any options during the six- month period ended May 31, 2016.

As of May 31, 2016 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $106,600 as management fees to two of its directors, in their role as officers in accordance with their consulting contracts and expensed a total of $2,680 as automobile allowance. In addition, the Company expensed $42,200 as a consulting fee to an independent director for services provided.

The Company expensed $12,400 for services provided by the CFO of the Company and $107,200 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $17,190 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS-Cont’d

Six months ended May 31, 2015

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

Effective January 1, 2012, SDI executed an agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $9,000 (CAD$12,000) per month, with an annual 5% increase and a car allowance of $450 (CAD$600) per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $9,377 (CAD $12,502). This reduction continued until the completion of the next round of financing, which was completed in May 2015. Subsequent to the quarter, on June 20, 2016, the Company announced that Greg Sullivan will be resigning as the Company’s President and Chief Executive Officer effective July 15, 2016. (See subsequent events note 12).

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of May 31, 2016, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $162,000 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for $2,250 (CAD$3,000) (Phase 1) and payment of $2,250 (CAD$3,000) per month and issued 150,000 stock options at $0.32 (CAD$0.38) when Phase 2 of the project was implemented.

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

Effective May 1, 2016, the Company executed a one-year consulting agreement with a consultant who will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant will be paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment is due August 15, 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $4,800 (CAD $6,399).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
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
May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $116,016 for the six- month period ended May 31, 2016. Of the $116,016, $84,146 related to accrued interest and the remaining $31,870 related to the amortization of deferred financing costs. Unamortized deferred financing costs as of May 31, 2016 consists of current costs of $63,741 (November 31, 2015: $63,741) and non- current costs of $11,497 (November 30, 2015: $43,367).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of May 31, 2016 consist of finished goods of Blunt Impact Projectiles 40mm for $2,779 (November 30, 2015: $30,329) and 40mm LMT launchers for $10,479 (November 30, 2015: $13,990) which are held at the BIP manufacturer.

11.	SEGMENT DISCLOSURES

The Company is organized in two geographic areas in the U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating and reportable segments. Performance is assessed and resources are allocated by the Company. Management evaluates these segments based primarily upon revenue and assets. The tables below present segment sales and assets for the six months ended May 31, 2016 and May 31, 2015.

Sales

	SDI	SDI Canada	Total
Six months ended May 31, 2016	$27,091	$25,131	$52,222

Six months ended May 31, 2015	$13,772	$60,833	$74,605

	2016	2015
Total Sales	$71,778	$133,410
Elimination of intersegment revenue	(19,556)	(58,805)

Net sales	$52,222	74,605

Assets

	SDI	SDI Canada	Total
Six months ended May 31, 2016	$1,009,654	$222,965	$1,232,619

Six months ended May 31, 2015	$3,008,787	$47,979	$3,056,766

12.	SUBSEQUENT EVENTS

On June 20, 2016, the Company announced that Gregory Sullivan will be resigning as the Company’s President and Chief Executive Officer effective July 15, 2016. Dean Thrasher, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, will assume the role of interim President and Chief Executive Officer. Mr. Sullivan also resigned as a director of the Company, effective upon the earlier of September 1, 2016, or until his successor is duly named and qualified.

PART II

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED MAY 31, 2016

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

2015

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

Q1 FY2016

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

During Q1, SDI is pleased to announce that it received its first sale of 40MM launchers to a Law Enforcement Agency. This is an important step for SDI to be seen as having the availability to access other less lethal products to fulfil customer requests.

In January, SDI and Clyde Armoury, signed a distribution agreement whereas Clyde will offer SDI’s product line to Law Enforcement customers in their catchment area. Clyde is a full service gun store which supplies firearms, ammunition and accessories to Law Enforcement and Civilian customers. They are based in Athens, Georgia.

During this quarter, the non-exclusive renewable Technology License and Supply Agreement that was signed with United Tactical Solutions on April 17, 2015, was terminated by SDI management effective February 25, 2016.

On February 29, 2016, SDI signed a term sheet with an existing defense technology (less lethal) company to acquire that Company. This acquisition, if completed, will give SDI a diversified line of less lethal munitions, launchers and accessories as well as opening domestic and global distribution channels.

Q2 FY2016

During the second quarter of 2016, the Company continued to pursue the targeted acquisition through several funding sources, and financing structures. Subsequent to the quarter, on July 8, 2016, the Company announced that it had identified a number of items in the target company’s (the “Target”) financial statements that raised concerns in support of the negotiated price of the transaction. SDI has terminated discussions with the Target at this time.

Subsequent to the quarter, the Company announced that Gregory Sullivan has resigned as President and CEO to pursue other opportunities, effective July 15, 2016. Dean Thrasher, the current COO and a member of the SDI board of directors will assume the interim role of President and CEO. Mr. Sullivan will remain on the board of directors until his replacement is appointed and receives stock exchange clearance, or September 1, 2016, whichever occurs first.

The Company signed a one-year consulting agreement with Northeast Industrial Partners LLP (“Northeast”), which is headed up by Mr. Bryan Ganz. Northeast will assist SDI with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. Mr. Ganz brings more than 30 years of experience in sales management, manufacturing, new product design and development as well as mergers & acquisitions. During his career Mr. Ganz has bought, built and sold more than half a dozen global businesses with combined sales in excess of $1.0 billion. Most recently, Mr. Ganz sold Maine Industrial Tire LLC to Trelleborg (based out of Sweden), for $67 million generating a 7.0x return to investors over a three-year period.

For their services and subject to stock exchange approval, Northeast will be issued a value of US$200,000 in SDI stock in four quarterly instalments over the 12-month period ending May 15, 2017. The first quarterly instalment is due August 15, 2016. The stock will be priced at the volume weighted average trading price per common share over the 20-day period preceding the due date. The stock will vest at the end of the contract with Northeast.

NEIP is currently the controlling shareholder in two operating businesses and a 250-unit residential real estate portfolio in the New England area. Northeast also owns minority stakes in a number of public and private businesses including a California company developing wireless electricity. Mr. Ganz is a graduate of Columbia Law School in New York City and completed his accounting designation at Georgetown University in Washington DC.

The Company wishes to inform the market that a Schedule 13D was filed with the SEC on June 8, 2016 by SDI’s largest group of shareholders in the US, holding approximately 10,474,522 shares. The 13D filing by the “reporting persons” relates to the maximizing of shareholder value with the intention of engaging more substantively with management, the board of directors and other relevant parties on matters concerning the business, assets, capitalization, operations and strategy of SDI. The 13D filing says that the reporting person may also discuss strategic alternatives with interested parties to propose or consider extraordinary transactions including joint ventures, mergers or a sale transaction of the Company.

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

General

•	As of May 31, 2016, SDI had consultants and no full-time employees.
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

Going Concern

The Company has incurred a cumulative loss of $27,445,233 from inception to May 31, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2016

	Three- month	Three- month
	period	period
	May 31,	May 31,
	2016	2015
	(unaudited)	(unaudited)

Net loss for the three- month period	472,224	468,982
Basic and diluted loss per share	(0.01)	(0.01)

	As at	As at
	May 31,	November
	2016	30, 2015
Total assets	1,232,619	2,166,418

Total liabilities	1,497,978	1,571,921
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2016 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur expenses before becoming profitable.

Financial highlights (unaudited) for the three month and six- month period ending May 31, 2016 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	May 31,	May 31,
	2016	2015
	$	$
Sales	21,719	38,073
Cost of sales	(11,703)	(24,720)
Gross Profit	10,016	13,353
Operating Expenses	(423,915)	(424,010)
Other expenses -Interest	(58,325)	(58,325)
Net Loss for Period	(472,224)	(468,982)

(Loss) per Share	($0.01)	($0.01)

Operating Results	For the six months	For the six months
	ended	ended
	May 31,	May 31,
	2016	2015
	$	$
Sales	52,222	74,605
Cost of sales	(32,337)	(59,568)
Gross Profit	19,885	15,037
Operating Expenses	(755,895)	(857,130)
Other expenses -Interest	(116,016)	(115,382)
Net Loss for Period	(852,026)	(957,475)

(Loss) per Share	($0.02)	($0.02)

The Company’s selected information for the six- month period ended May 31, 2016 (unaudited) and November 30, 2015 (audited) are as follows:

	May 31,	November
	2016	30, 2015
Total current assets	1,147,369	2,026,040
Total assets	1,232,619	2,166,418
Total current liabilities	99,386	173,329
Total liabilities	1,497,978	1,571,921
Stockholders’ equity (deficiency)	(265,359)	594,497

Net loss for the three months ended May 31, 2016 was $472,224 ($0.01 per share) as compared to $468,982 ($0.01 per share) for the three- month period ended May 31, 2015.

Cash Flows

Net cash used in operations for the six months ended May 31, 2016, was $816,461 as compared to $908,650 used for the six months ended May 31, 2015. The major components of change relate to:

Changes in non- cash balances relating to operations:

The Company’s inventory costs decreased by $31,061 in 2016 as compared to decrease of $28,794 in 2015. This decrease represents the investment in inventory available for sale in next period.

Net cash flow from investing activities reflects restricted cash for $2,500,000 in 2015 and $nil in 2016. During the prior period, the Company received cash for $2,500,000 in escrow relating to subscription for 7,575,757 common stock at a price of $0.33 (CAD $0.41) per share on a non-brokered private placement basis. The closing of the private placement was subject to approval of the new insider by the TSX-Venture Exchange, as required under stock exchange rules. The funds were thus considered restricted. Subsequent to the quarter ended May 31, 2015, the Company received approval from the TSX-Venture exchange.

Net Cash flow from financing activities was $2,500,000 in 2015 as compared to $nil in 2016. The increase in cash in prior period is explained above.

There was an overall decrease in cash and cash equivalent of $836,855 in 2016 as compared to a decrease in cash and cash equivalent of $920,280 during 2015.

Liquidity and Capital Resources

As at May 31, 2016, cash and cash equivalent was $1,014,166, as compared to $1,851,021 at November 30, 2015. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At May 31, 2016, the Company had a working capital of $1,047,983. The major components are as follows; cash and cash equivalent for $1,014,166; prepaid expenses and other receivables $33,947; Inventory for $13,258; deferred financing costs for $63,741; accounts receivable for $22,257 and accounts payable and accrued liabilities of $99,386.

At November 30, 2015, the Company had a working capital of $1,852,711. The major components are as follows; cash and cash equivalent $1,851,021; prepaid expenses and other receivables $27,283; Inventory for $44,319; deferred financing costs for $63,741; accounts receivable for $39,676; and accounts payable and accrued liabilities of $173,329.

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Transactions with related parties

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $106,600 as management fees to two of its directors, in their role as officers in accordance with their consulting contracts and expensed a total of $2,680 as automobile allowance. In addition, the Company expensed $42,200 as a consulting fee to an independent director for services provided.

The Company expensed $12,400 for services provided by the CFO of the Company and $107,200 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $17,190 to directors and officers for travel and entertainment expenses incurred for the Company.

Six months ended May 31, 2015

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

Compensation of Directors during the six- month period ended May 31, 2016 and May 31, 2015.

Six- month period ended May 31, 2016:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(2)
Gregory Sullivan	$67,825	--	-
Allen Ezer	$41,455	--	-
Dean Thrasher (1)	$107,200	--	-

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$42,200	-	-

(1)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Six- month period ended May 31, 2015:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(3)
Gregory Sullivan	$67,343	--	-
Allen Ezer	$40,957	--	-
Dean Thrasher (2)	$110,130	--	-

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$-	-	-

(1)	Boaz Dor resigned in year 2013
(2)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest
(3)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

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

Effective January 1, 2012, SDI executed an agreement with the Chief Executive Officer Greg Sullivan to pay compensation of $9,000 (CAD$12,000) per month, with an annual 5% increase and a car allowance of $450 (CAD$600) per month. The agreement expires on December 31, 2016. In the event of termination without cause, the Company is obligated to pay two times the then annual compensation and by continuing the then benefits coverage for a period of 2 years. The annual remuneration will increase with accomplishment of milestones. The agreement may be terminated with mutual consent or by the Chief Executive Officer giving three weeks’ notice. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $9,377 (CAD $12,502). This reduction continued until the completion of the next round of financing, which was completed in May 2015. Subsequent to the quarter, on June 20, 2016, the Company announced that Greg Sullivan will be resigning as the Company’s President and Chief Executive Officer effective July 15, 2016.

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of May 31, 2016, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $162,000 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015.

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

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for $2,250 (CAD$3,000) (Phase 1) and payment of $2,250 (CAD$3,000) per month and issued 150,000 stock options at $0.32 (CAD$0.38) when Phase 2 of the project was implemented.

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

Effective May 1, 2016, the Company executed a one-year consulting agreement with a consultant who will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant will be paid cash of $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment is due August 15, 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date.

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

Subsequent events

On June 20, 2016, the Company announced that Gregory Sullivan will be resigning as the Company’s President and Chief Executive Officer effective July 15, 2016. Dean Thrasher, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors, will assume the role of interim President and Chief Executive Officer. Mr. Sullivan also resigned as a director of the Company, effective upon the earlier of September 1, 2016, or until his successor is duly named and qualified.

Outstanding share data

As of June 30, 2016, the Company had 54,615,642 issued and outstanding shares of common stock.

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

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2016, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended May 31, 2016.

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

Date: July 14, 2016

By: /s/ Gregory Sullivan
Gregory Sullivan, President
and Principal Executive Officer

Date: July 14, 2016

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer