Form 10-Q
period 2016-08-31
Security Devices International Inc.
filed 2016-10-14
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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
Yes [   ]        No [X]

As of September 30, 2016, the Company had 55,104,493 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page
No

Interim Consolidated Balance Sheets as at August 31, 2016 and November 30, 2015	1

Interim Consolidated Statements of Operations and Comprehensive loss for the nine months and three months ended August 31, 2016 and August 31, 2015	2

Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and August 31, 2015	3

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the nine months ended August 31, 2016 and year ended November 30, 2015.	4

Condensed Notes to Interim Consolidated Financial Statements	5-14

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at August 31, 2016 and November 30, 2015
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2016	2015
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash and cash equivalent	488,224	1,851,021
Accounts Receivable	14,874	39,676
Inventory (Note 10)	16,984	44,319
Deferred financing costs (Note 9)	59,216	63,741
Prepaid expenses and other receivables	83,623	27,283

Total Current Assets	662,921	2,026,040
Deferred financing costs (Note 9)	-	43,367
Property and Equipment (Note 3)	62,124	97,011

TOTAL ASSETS	725,045	2,166,418

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	82,468	173,329
Convertible Debentures (Note 9)	1,398,592	-
Total Current Liabilities	1,481,060	173,329
Convertible Debentures (Note 9)	-	1,398,592

Total Liabilities	1,481,060	1,571,921
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Segment Disclosures (Note 11)
Subsequent Events (Note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2015 - nil). Common stock, $0.001 par value 100,000,000 shares authorized (2015: 100,000,000), 54,615,642 issued and outstanding (2015: 54,615,642)	54,616	54,616
Additional Paid-In Capital	27,182,401	27,179,827
Deficiency	(27,937,161)	(26,593,207)
Accumulated other comprehensive loss	(55,871)	(46,739)

Total Stockholders' Equity (Deficiency)	(756,015)	594,497
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	725,045	2,166,418

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
For the Nine months and Three Months Ended August 31, 2016 and August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	nine	nine	three	three
	months	months	months	months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
	$	$	$	$

SALES	82,849	85,362	30,627	10,757
COST OF SALES	(51,021)	(65,048)	(18,684)	(5,480)
GROSS PROFIT	31,828	20,314	11,943	5,277

EXPENSES:
Depreciation	34,886	35,374	11,628	11,791
General and administration	1,166,555	1,236,246	433,918	402,699
TOTAL OPERATING EXPENSES	1,201,441	1,271,620	445,546	414,490
LOSS FROM OPERATIONS	(1,169,613)	(1,251,306)	(433,603)	(409,213)
Other expense- Interest (Note 9)	(174,341)	(173,707)	(58,325)	(58,325)
LOSS BEFORE INCOME TAXES	(1,343,954)	(1,425,013)	(491,928)	(467,538)
Income taxes	-	-	-	-
NET LOSS	(1,343,954)	(1,425,013)	(491,928)	(467,538)
Foreign exchange translation adjustment for the period	(9,132)	(9,135)	(1,302)	(2,295)
COMPREHENSIVE LOSS	(1,353,086)	(1,434,148)	(493,230)	(469,833)
Loss per share - basic and diluted	(0.02)	(0.03)	(0.01)	(0.01)
Weighted average number of common shares outstanding	54,615,642	48,992,501	54,615,642	53,133,429

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2016 and August 31, 2015
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	nine	nine
	months	months
	ended	ended
	August 31,	August 31,
	2016	2015
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(1,343,954)	(1,425,013)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	47,892	47,718
Depreciation	34,886	35,374
Stock based compensation	2,574	-
Changes in non-cash working capital:
Accounts receivable	22,944	(8,939)
Prepaid expenses and other receivables	(55,434)	(27,025)
Inventory	27,335	51,318
Accounts payable and accrued liabilities	(83,764)	(91,117)

NET CASH USED IN OPERATING ACTIVITIES	(1,347,521)	(1,417,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock		2,500,000
Exercise of stock options and/or warrants	-	23,770
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,523,770
Effects of foreign currency exchange rate changes	(15,276)	(30,144)
NET DECREASE IN CASH AND CASH EQUIVALENT FOR THE PERIOD	(1,362,797)	1,075,942
Cash and cash equivalent, beginning of period	1,851,021	1,085,006
CASH AND CASH EQUIVALENT, END OF PERIOD	488,224	2,160,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	161,372	167,831

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of Common		Additional		Other
	Common	Shares	Paid-in		Comprehensive
	Shares	amount	Capital	Deficiency	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2014	46,899,285	46,899	24,024,631	(24,042,769)	(31,706)	(2,945)
Issue of common shares	7,575,757	7,576	2,492,424			2,500,000
Exercise of options	35,000	35	6,960			6,995
Exercise of warrants	105,600	106	16,669			16,775
Stock based compensation for issue of options			422,459			422,459
Stock based compensation for modification of warrants			216,684			216,684
Net loss for the year				(2,550,438)		(2,550,438)
Foreign currency translation					(15,033)	(15,033)
Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,593,207)	(46,739)	594,497
Stock based compensation			2,574			2,574
Net loss for the period				(1,343,954)		(1,343,954)
Foreign currency translation					(9,132)	(9,132)
Balance as of August 31, 2016	54,615,642	54,616	27,182,401	(27,937,161)	(55,871)	(756,015)

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2016 and November 30, 2015, the results of its operations for the nine and three-month periods ended August 31, 2016 and August 31, 2015, and its cash flows for the nine-month periods ended August 31, 2016 and August 31, 2015. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended August 31, 2016 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended August 31, 2016 include the accounts of Security Devices International, Inc. (the “Company” or “SDI”), and its subsidiaries Security Devices International Canada Corp. and SDI-Sage Acquisition Inc. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $27,937,161 from inception to August 31, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
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
August 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment 30%	declining balance method
Furniture and Fixtures 30%	declining balance method
Leasehold Improvements	straight line over period of lease
Moulds 20%	straight line over 5 years

		August 31, 2016				November 30, 2015
			Accumulated				Accumulated
		Cost	Amortization			Cost	Amortization
		$	$			$	$
Computer equipment		37,573	35,178			37,573	34,483
Furniture and fixtures		18,027	16,500			18,027	16,057
Leasehold Improvements		23,721	18,565			23,721	16,244
Moulds		209,515	156,469			209,515	125,041
		288,836	226,712			288,836	191,825

Net carrying amount	$		62,124		$		97,011

Depreciation expense	$		34,886 (6 months	)			47,165 (12 months)

4.	CAPITAL STOCK

a)	Authorized

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
August 31, 2016
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

Nine months ended August 31, 2016

The Company did not issue any shares during the nine- month period ended August 31, 2016.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	17.29% to 134.39%
Warrant modification expense	$ 216,684

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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	134.39%
Market price of Company’s common stock on date of grant of options	$ 0.29
Stock-based compensation cost	$ 422,459

As of November 30, 2015 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Nine- month period ended August 31, 2016

On August 18, 2016, the board of directors granted options to a consultant to acquire a total of 25,000 common shares. These options were issued at an exercise price of $0.11 (CAD $0.14) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	163.68%
Market price of Company’s common stock on date of grant of options	$ 0.11
Stock-based compensation cost	$ 2,574

As of August 31, 2016 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $208,400 as management fees to two of its directors in their role as officers in accordance with their consulting contracts, which included $57,600 paid on full and final settlement to one director in his role as CEO on his resignation and termination effective July 15, 2016, and also expensed a total of $5,900 as automobile allowance. In addition, the Company expensed $42,200 as a consulting fee to an independent director for services provided.

The Company expensed $16,400 for services provided by the CFO of the Company and $154,900 for services provided by a Corporation in which the Chief Operating Officer (who was later elected interim CEO and President effective July 16, 2016) has an ownership interest, in accordance with the consulting contract.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation was paid cash of $25,000 in May, 2016 and $25,000 in June, 2016.

The Company reimbursed $31,400 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS-Cont’d

Nine months ended August 31, 2015

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

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2015, SDI executed a two- year agreement with a private company in which a director, Allen Ezer, has an ownership interest. The agreement is for a period of two years ending December 31, 2016 at a monthly fee of $6,694 (CAD $8,925) with a 5% increase effective January 1, 2016. Either party may terminate the consulting agreement by giving 90 days’ written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 12 months’ fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly fees by 10% to $6,024 (CAD $8,032). This reduction continued until the completion of the next round of financing, which was completed in May 2015. Effective September 16, 2016, Allen Ezer resigned the office of Executive Vice President (see Subsequent events note 12)

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of May 31, 2016, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $162,000 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015. On July 16, 2016, Dean Thrasher was appointed interim CEO and President of the Company. Effective August 1, 2016, the Company and director agreed to reduce the monthly consulting fees to $10,550 (CAD $14,000).

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment is due August 15, 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date. (See also note 12 Subsequent events)

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days’ written notice.

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

Effective July 1, 2016, SDI renewed an agreement with a non-related consultant to pay compensation of $5,250 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company agreed to grant 25,000 stock options for every 5,000 rounds sold to a maximum of an additional 175,000 options. Either party may terminate the consulting agreement by giving 30 days’ written notice.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $4,800 (CAD $6,399).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
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
August 31, 2016
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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $174,341 for the nine- month period ended August 31, 2016. Of the $174,341, $126,449 related to interest and the remaining $47,892 related to the amortization of deferred financing costs. Unamortized deferred financing costs as of August 31, 2016 consists of current costs of $59,216 (November 31, 2015: $63,741) and non- current costs of $nil (November 30, 2015: $43,367).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of August 31, 2016 consist of finished goods of Blunt Impact Projectiles 40mm for $7,004 (November 30, 2015: $30,329) and 40mm LMT launchers for $9,980 (November 30, 2015: $13,990) which are held at the BIP manufacturer.

11.	SEGMENT DISCLOSURES

The Company is organized in two geographic areas in the U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating and reportable segments. Performance is assessed and resources are allocated by the Company. Management evaluates these segments based primarily upon revenue and assets. The tables below present segment sales and assets for the nine months ended

August 31, 2016 and August 31, 2015.

Sales

		SDI
	SDI	Canada	Total
Nine months ended August 31, 2016	$47,945	$34,904	$82,849

Nine months ended August 31, 2015	$19,223	$66,139	$85,362

	2016	2015
Total Sales	$109,578	$145,602
Elimination of intersegment revenue	(26,729)	(60,240)

Net sales	$82,849	85,362

Assets
	SDI	SDI Canada	Total
Nine months ended August 31, 2016	$579,906	$145,139	$725,045

Nine months ended August 31, 2015	$2,097,459	$224,204	$2,321,663

12.	SUBSEQUENT EVENTS

a)

Effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation. For the consultant services, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly instalments over the 12-month period ending May 15, 2017. In September 2016, the Company issued 488,851 common stock to the consultant being the first quarterly instalment for a value of $50,000 which was due August 15, 2016.

b)

Effective September 16, 2016, Allen Ezer resigned the office of Executive Vice President but will continue as a director of the Company until the earlier of a) date a replacement director is appointed or b) December 31, 2016.

	c)	Effective September 27, 2016, Dave Goodbrand resigned as a director from the Company.

PART II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED AUGUST 31, 2016

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

Industry Overview

It is the Company’s belief that the United States, along with most parts of the world are in the very early stages of a significant spike in the growth curve for “less-lethal” products. Most law enforcement agencies do not have a proper working knowledge of a less-lethal program in place. Rather they are using an assortment of less-lethal devices out of necessity for varying degrees of effectiveness with little coordination or approved tactical plans for their deployment. Law enforcement budget constraints usually play a role in this behavior. It is for this reason that unintended deaths of unarmed suspects at the hands of police departments throughout the country (and in fact throughout the world) continue to happen.

With a rise in social and civil unrest both here and abroad and with more and more of these incidents being caught on video and posted on social media, the pressure on law enforcement and governments to find reasonable and effective alternatives to lethal force is mounting daily. As a result, it is management’s opinion that the less-lethal market will be one of the faster growing segment in the law enforcement, correctional services, crowd control and security services markets over the next decade.

Less-lethal weapons include a wide variety of products designed to disorient, slow down and stop would be assailants, rioters and other malfeasants. In the Company’s opinion, the less-lethal weapon that is growing the fastest in popularity and adoption is the 40mm launcher along with the various less-lethal munitions that can be fired from these launchers. These munitions include both impact rounds designed to stop an individual without causing permanent injury to payload rounds carrying a variety of powders and liquids including tear gas, pepper spray, DNA marking liquids, mal-odorants and other marking liquids and powders designed to identify instigators in a riot situation.

Historically, these munitions were fired from 37mm launchers, however, the industry has been moving to 40mm launchers due to the fact that the 40mm launcher barrel is rifled (while the 37mm is a smooth bore barrel less accurate munition) which allows the operator to more accurately fire the rounds at distances in excess of 100’. This makes the 40mm launcher an effective tool in a wide range of situations.

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

In the fall of 2010 the Company underwent a change in the board of directors and management. This precipitated a change in the direction of the company as development of the WEP was discontinued and the company shifted its focus to a new product – the Blunt Impact Projectile (BIP). The Company concluded that the cost and time required to complete development and testing of the BIP were significantly less than that required to complete development and testing of the WEP. The goal was to develop a product that it could bring to market more quickly. The Company was able to exploit some of the patent pending technology of the WEP into the BIP. In 2011, the Company moved its engineering, intellectual property and production facilities to the operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts.

The Blunt Impact Projectile (BIP) – A Transformative Technology

When the less-lethal industry was dominated by the 37mm launcher, a number of less-lethal companies developed “impact munition rounds” designed to “stop” an assailant. These round were nothing more than a piece of plastic, wood baton, rubber baton, or a piece of plastic with a piece of sponge rubber or foam rubber affixed to the head of the round.

There were several problems with these rounds. First, they were inaccurate due to the lack of barrel rifling. Since most SWAT teams carry single shot launchers, a round that cannot be shot accurately is of little value. Second, because of their lightweight, they did not have much stopping power. Suspects that were “committed” would often “shake off” a direct hit. Finally, the rounds would bounce off walls or other hard surfaces which made them dangerous to use in confined areas such as a jail cell. Numerous corrections officers have been hurt by impact rounds ricocheting off of jail cell walls.

Security Devices International solved all three issues with the development of its “Blunt Impact Projectile” (BIP). The BIP was developed as an outgrowth of a research and development project to create a conductive electric device bullet (project name WEP – Wireless Electric Projectile).

In order to ensure that the projectile did not injure the targeted individual, SDI needed to develop a way to cushion the impact of the round upon contact with the target. The solution was a collapsible head that compressed upon impact. (See below). When it became clear that SDI did not have sufficient funds to complete development of the WEP, it was decided to use the collapsible head design to create an impact round. The hope was that with this new, state-of-the-art impact round, SDI could generate enough profitability that it would be able to complete development of the WEP.

This collapsible head technology allowed SDI to build a heavier projectile that did not require a rubber or foam tip. This meant that it could take advantage of the rifling of the 40mm launcher. This made the BIP by far the most accurate round on the market in comparison to previous 37mm projectiles. The target for an impact round is to be a large muscle group such as the thigh muscle.

The gel collapsible head of the BIP spreads out upon impact, dispersing the energy over a larger area thus reducing blunt trauma to the subject. This allows the BIP round to be fired at close range on a target.

The Company believes that its patented collapsible head technology will transform the industry as law enforcement agencies recognize the tactical advantages of a less-lethal weapon that can be safely, accurately and effectively deployed at close range distances between 3 feet and 100 feet. There is simply nothing else on the market today that can compete with the BIP. SDI has been in discussions several industry players about licensing SDI’s technology.

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

In 2012, the Company began the development of five new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which carry a payload, including; BIP MP (temporary powder-based marking agent), BIP ML (semi-permanent liquid marking agent), BIP OC (Oleoresin Capsicum - a pepper spray powder), BIP MO (malodorant liquid), and the BIP TR (training round).

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

In May - SDI participated in the “Mock Prison Riot” which takes place annually at a decommissioned penitentiary in Moundsville, West Virginia. The Mock Prison Riot is a four-day, comprehensive law enforcement and corrections tactical and technology experience, including 40,000 square feet of exhibit space, training scenarios, technology demonstrations, certification workshops, a Skills Competition, and unlimited opportunities for feedback and networking on a global scale.

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

In January, SDI and Clyde Armory, signed a distribution agreement whereas Clyde will offer SDI’s product line to Law Enforcement customers in their catchment area. Clyde is a full service gun store which supplies firearms, ammunition and accessories to Law Enforcement and Civilian customers. They are based in Athens, Georgia.

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

Q3 FY2016

During Q3 2016 SDI announced that it has terminated its proposed acquisition of a less-lethal company, as previously released on May 13, 2016, and April 21, 2016.

During the Company’s due diligence process, SDI identified a number of items in the target company’s (the “Target”) financial statements that raised concerns in support of the negotiated price of the transaction. SDI terminated discussions with the Target during this quarter.

SDI’s management continues to look for acquisitions and strategic partnerships in the less-lethal sector, to broaden its product offering and increase its distribution reach. SDI is currently in preliminary discussions to license its collapsible technology to other less lethal market participants. SDI’s objective is to both (1) increase revenues and (2) gain greater market acceptance for the BIP.

During Q3 the Company announced the signing of a sales and distribution agreement with the Bob Barker Company (“Bob Barker”), the nation’s preeminent correctional services supplier, for distribution of SDI’s products through their Officers Only distribution network.

A division of the Bob Barker Company, “Officers Only” is a reliable source for quality apparel and offers a broad and diverse product lineup of protective and essential equipment that are brand recognized and trusted by law enforcement, corrections, military and public service office. SDI will continue to look for qualified distributors as part of its new sales and marketing strategy with a goal of tripling the number of SDI distributors by the end of 2017.

Effective September 15, 2016 Allen Ezer resigned as Executive Vice President to pursue other opportunities. He will remain as a Director until the upcoming Annual General Meeting. Northeast Industrial Partners has taken on the sales position of Mr. Ezer in the interim. Subsequent to the quarter, SDI reported that it has made the first share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 488,851 common shares at a deemed price of $ 0.1023 (CAD $0.1322) per share to satisfy the payment of USD $50,000 due on August 15, 2016. The shares will be subject to a four-month hold period expiring on January 13, 2017, and will not vest until May 2017.

The issuance of shares to Northeast Industrial Partners is the first of four such issuances to occur over the period ending May 15, 2017, as described in the June 20, 2016 news release.

During Q3, SDI appointed Bryan Ganz to the board of directors. With the appointment of Mr. Ganz to the board of directors, the previously announced resignation of Greg Sullivan (previous CEO) as a director becomes effective.

Operations

The Company has reduced its production costs of its most popular products during the last quarter. These cost reductions will support SDI’s sales blitz efforts to continue to gain market penetration in the law enforcement, correctional services and private sector segments.

Website Update

SDI has updated its website to continue to manage its digital presence, as well as maintain its top positioning in search engines for the less-lethal industry. The Company has also revised it messaging to respond to recent global law enforcement confrontations, such as incidents in the US, South America and in Europe.

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

General

  As of August 31, 2016, SDI had consultants and no full-time employees.
  SDI’s offices are located at 25 Sawyer Passway, Fitchburg, Massachusetts, 01420 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada. SDI rents its Ontario office at a cost of CAN $6,399 per month pursuant to a lease which expires on April 30, 2018. SDI maintains an office within the Micron manufacturing facility under an agreement with Micron, with no lease cost to SDI.
  SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $27,937,161 from inception to August 31, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2016

	Three- month	Three- month
	period	period
	August 31,	August 31,
	2016	2015
	(unaudited)	(unaudited)

Net loss for the three- month period	491,928	467,538
Basic and diluted loss per share	(0.01)	(0.01)

	As at	As at
	August 31,	November
	2016	30, 2015
Total assets	725,045	2,166,418

Total liabilities	1,481,060	1,571,921
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2016 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur expenses before becoming profitable.

Financial highlights (unaudited) for the three month and nine- month period ending August 31, 2016 and 2015 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	August 31,	August 31,
	2016	2015
	$	$
Sales	30,627	10,757
Cost of sales	(18,684)	(5,480)
Gross Profit	11,943	5,277
Operating Expenses	(445,546)	(414,490)
Other expenses -Interest	(58,325)	(58,325)
Net Loss for Period	(491,928)	(467,538)

(Loss) per Share	($0.01)	($0.01)

Operating Results	For the nine months	For the nine months
	ended	ended
	August 31,	August 31,
	2016	2015
	$	$
Sales	82,849	85,362
Cost of sales	(51,021)	(65,048)
Gross Profit	31,828	20,314
Operating Expenses	(1,201,441)	(1,271,620)
Other expenses -Interest	(174,341)	(173,707)
Net Loss for Period	(1,343,954)	(1,425,013)

(Loss) per Share	($0.02)	($0.03)

The Company’s selected information for the nine- month period ended August 31, 2016 (unaudited) and November 30, 2015 (audited) are as follows:

	August 31,	November
	2016	30, 2015
Total current assets	662,921	2,026,040
Total assets	725,045	2,166,418
Total current liabilities	1,481,060	173,329
Total liabilities	1,481,060	1,571,921
Stockholders’ equity (deficiency)	(756,015)	594,497

Net loss for the three months ended August 31, 2016 was $491,928 ($0.01 per share) as compared to $467,538 ($0.01 per share) for the three- month period ended August 31, 2015.

Cash Flows

Net cash used in operations for the nine months ended August 31, 2016, was $1,347,521 as compared to $1,417,684 used for the nine months ended August 31, 2015. The major components of change relate to:

Changes in non- cash balances relating to operations:

The Company’s inventory costs decreased by $27,335 in 2016 as compared to decrease of $51,318 in 2015. This decrease represents the investment in inventory available for sale in next period. Accounts receivable decreased by $22,944 in 2016 as compared to an increase of $8,939 in 2015.

Net Cash flow from financing activities was $2,523,770 in 2015 as compared to $nil in 2016. During the prior period, the Company received cash for $2,500,000 relating to issuance for 7,575,757 common stock at a price of $0.33 (CAD $0.41) per share on a non-brokered private placement basis.

There was an overall decrease in cash and cash equivalent of $1,362,797 in 2016 as compared to an increase in cash and cash equivalent of $1,075,942 during 2015. The increase in 2015 was primarily the result of receipt of cash for $2,500,000 from issuance of common stock.

Liquidity and Capital Resources

As at August 31, 2016, cash and cash equivalent was $488,224, as compared to $1,851,021 at November 30, 2015. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2016, the Company had a working capital deficit of $818,139. The major components are as follows; cash and cash equivalent for $488,224; prepaid expenses and other receivables $83,623; Inventory for $16,984; deferred financing costs for $59,216; accounts receivable for $14,874; accounts payable and accrued liabilities of 82,468 and convertible debentures for $1,398,592.

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

Nine months ended August 31, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $208,400 as management fees to two of its directors in their role as officers in accordance with their consulting contracts, which included $57,600 paid on full and final settlement to one director in his role as CEO on his resignation and termination effective July 15, 2016, and also expensed an additional $5,900 as automobile allowance. In addition, the Company expensed $42,200 as a consulting fee to an independent director for services provided.

The Company expensed $16,400 for services provided by the CFO of the Company and $154,900 for services provided by a Corporation in which the Chief Operating Officer (who was later elected interim CEO and President effective July 16, 2016) has an ownership interest, in accordance with the consulting contract.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation was paid cash of $25,000 in May, 2016 and $25,000 in June, 2016.

The Company reimbursed $31,400 to directors and officers for travel and entertainment expenses incurred for the Company.

Nine months ended August 31, 2015

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

Compensation of Directors during the nine- month period ended August 31, 2016 and August 31, 2015. Nine- month period ended August 31, 2016:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards
Gregory Sullivan (1)	$151,250	--	-
Allen Ezer	$63,050	--	-
Dean Thrasher (3)	$154,900	--	-
Bryan Ganz (2)	$50,000

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$42,200	-	-

(1)	Mr. Sullivan resigned as the CEO and director of the Company effective July 15, 2016. His compensation includes $57,600 paid to him on full and final settlement on his resignation and termination.

(2)

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation was paid cash of $25,000 in May, 2016 and $25,000 in June, 2016.

(3)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest. Mr. Thrasher was appointed interim CEO and President effective July 16, 2016.

Nine- month period ended August 31, 2015:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(2)
Gregory Sullivan	$100,870	--	-
Allen Ezer	$61,930	--	-
Dean Thrasher (1)	$166,500	--	-

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$-	-	-

(1)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest
(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Commitments

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective January 1, 2015, SDI executed a two- year agreement with a private company in which a director, Allen Ezer, has an ownership interest. The agreement is for a period of two years ending December 31, 2016 at a monthly fee of $6,694 (CAD $8,925) with a 5% increase effective January 1, 2016. Either party may terminate the consulting agreement by giving 90 days’ written notice. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 12 months’ fees at current rate at time of change in control. Effective February 1, 2015, the Company and director agreed to reduce the monthly fees by 10% to $6,024 (CAD $8,032). This reduction continued until the completion of the next round of financing, which was completed in May 2015. Effective September 16, 2016, Allen Ezer resigned the office of Executive Vice President (see subsequent events )

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of May 31, 2016, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $162,000 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015. On July 16, 2016, Dean Thrasher was appointed interim CEO and President of the Company. Effective August 1, 2016, the Company and director agreed to reduce the monthly consulting fees to $10,550 (CAD $14,000).

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment is due August 15, 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date.

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

Effective July 1, 2016, SDI renewed an agreement with a non-related consultant to pay compensation of $5,250 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company agreed to grant 25,000 stock options for every 5,000 rounds sold to a maximum of an additional 175,000 options. Either party may terminate the consulting agreement by giving 30 days’ written notice.

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

Subsequent events

Effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation. For the consultant services, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly instalments over the 12-month period ending May 15, 2017. In September 2016, the Company issued 488,851 common stock to the consultant being the first quarterly instalment for a value of $50,000 which was due August 15, 2016.

Effective September 16, 2016, Allen Ezer resigned the office of Executive Vice President but will continue as a director of the Company until the earlier of a) date a replacement director is appointed or b) December 31, 2016.

Effective September 27, 2016, Dave Goodbrand resigned as a director from the Company.

Outstanding share data

As of September 30, 2016, the Company had 55,104,493 issued and outstanding shares of common stock.

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

Legal proceedings

None

Item 4.        Controls and Procedures.

            (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2016, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

  We have Directors with business experience and spending time with the business.
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

            (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any capital during the period ended August 31, 2016.

Item 6.        Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dean Thrasher.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dean Thrasher and Rakesh Malhotra.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY DEVICES INTERNATIONAL, INC.

Date: October 14, 2016

By: /s/ Dean Thrasher
Dean Thrasher, President
and Principal Executive Officer

Date: October 14, 2016

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer