Form 10-K
period 2016-11-30
Security Devices International Inc.
filed 2017-03-13
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. - None

SECURITY DEVICES INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9325 Puckett Road,
Perry, FL, 32348
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [  ]    No [X]

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2016, was approximately $6,800,000 based upon a share valuation of $0.17 per share. This share valuation is based upon the closing price of the Company’s shares as of May 31, 2016 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of March 9, 2017, the Company had 56,197,158 issued and outstanding shares of common stock.

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

Subsequent to the quarter, the Company announced that Gregory Sullivan had resigned as President and CEO to pursue other opportunities, effective July 15, 2016. Dean Thrasher, the current COO and a member of the SDI board of directors will assume the interim role of President and CEO. Mr. Sullivan will remain on the board of directors until his replacement is appointed and receives stock exchange clearance, or September 1, 2016, whichever occurs first.

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

During Q3 SDI reported that it has made the first share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 488,851 common shares at a deemed price of $ 0.1023 (CAD $0.1322) per share to satisfy the payment of USD $50,000 due on August 15, 2016. The shares will be subject to a four-month hold period expiring on January 13, 2017, and will not vest until May 2017.

The issuance of shares to Northeast Industrial Partners is the first of four such issuances to occur over the period ending May 15, 2017, as described in the June 20, 2016 news release.

Q4 FY2016

During Q4 the Company announced the signing of a sales and distribution agreement with the Bob Barker Company (“Bob Barker”), the nation’s preeminent correctional services supplier, for distribution of SDI’s products through their Officers Only distribution network.

A division of the Bob Barker Company, “Officers Only” is a reliable source for quality apparel and offers a broad and diverse product line-up of protective and essential equipment that are brand recognized and trusted by law enforcement, corrections, military and public service office. SDI will continue to look for qualified distributors as part of its new sales and marketing strategy with a goal of tripling the number of SDI distributors by the end of 2017.

On September 15, 2016 Allen Ezer resigned as Executive Vice President to pursue other opportunities.

During the quarter, the Company appointed Karen Bowling to the board of directors. Ms. Bowling brings more than 25 years of diverse executive management experience to the board of SDI. Some of her skill-sets include; government affairs, lobbying, public relations, government procurement, marketing, communications, operations, and local and state level legislation. Ms. Bowling has also spent part of her career in the less-lethal sector for a long-range acoustic hailing device company.

Karen's recent positions include; Public Affairs Director at Foley & Lardner LLP, CEO at WiseEye AI, (an artificial intelligence company focussed on the healthcare sector for CT scan identification and classification), Chief Administration Officer for the city of Jacksonville, FL (with a budget in excess of one billion dollars and over 5,000 employees), and Co-Founder and CEO of the Solantic Walk-In Urgent Care Centers. Ms. Bowling has sat on and chaired numerous boards across a dozen sectors, and has recently been Gubernatorial appointed to the board of the Florida State College in Jacksonville.

During the quarter SDI signed a three-year distribution agreement with Tac Wear Inc. Tac Wear is a supplier to law enforcement, military, corrections, and private security professionals in Canada and the US. SDI and Tac Wear have developed a buy-sell arrangement where Tac Wear will distribute SDI’s 40mm line of products through their distribution networks in Canada, the US and internationally. In turn, SDI will sell and distribute specific items from Tac Wear’s line of gear.

After the year, SDI issued 589,414 common shares at a deemed price of $0.0848 (CAD$0.1142) per share to satisfy the payment of USD $50,000 due on November 15, 2016. The shares are subject to a four-month hold period expiring on May 14, 2017. The issuance of shares to Northeast Industrial Partners is the second of four such issuances to occur over the period ending May 15, 2017, as described in the June 20, 2016 news release.

Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered into. As a condition of stock exchange approval, SDI was required to obtain disinterested shareholder approval of the share issuance reported in this news release. That approval was received on December 15, 2016 at the Annual General Meeting of shareholders.

Subsequent to the quarter, the Company completed the issuance of senior secured convertible notes (the “Senior Secured Notes”) to raise USD $1,500,000. This offering was announced and described in the Company’s news release of October 18, 2016.

It was a condition of the offering of Senior Secured Notes that not less than 80% of SDI’s outstanding unsecured debentures (the “Unsecured Debentures”) be exchanged for subordinate convertible secured debentures (the “Subordinate Secured Debentures”). $1,402,000 of the Unsecured Debentures (being $1,363,000 of principal and $29,000 of interest) were exchanged for Subordinate Secured Debentures, representing approximately 88% of the outstanding Unsecured Debentures due to mature in June of 2019. The issuances of Senior Secured Notes and Subordinate Secured Debentures were non-brokered transactions.

The Company hired a new Director of Sales, Marketing and Training with over 24 years of extensive law enforcement experience. His duties included: SWAT/SRT, patrol, criminal investigations, and various joint federal task forces. He is an armorer for numerous weapon platforms. He has served as an instructor for the following: Taser, defensive tactics/officer survival, impact weapons, active shooter response, SWAT tactics, chemical munitions, handgun, submachine gun, shotgun, and patrol rifle. Additionally, he worked as an instructor training foreign law enforcement and Military personnel in ant-terrorism operations. He has also developed training programs for the US Military (Reserve, National Guard, and Coast Guard) , Federal Agencies, various local and state agencies, as well as private security.

During Q4, the Company applied for its Federal Firearms and Federal Explosives Licenses. These licenses will permit the Company to enhance its product line to a much broader less-lethal offering. The licensing will also allow the Company to house and travel with 40mm launchers and munitions for demonstrations globally.

Operations

Subsequent to the year the Company secured a new office and distribution warehouse in Perry, Florida. This facility sets the foundation for regional distribution of SDI’s future and existing products, and a new presence in Florida, one of the target markets of the Company.

Website Update

SDI continues to update its website to manage its digital presence, as well as maintain its top positioning in search engines for the less-lethal industry. The Company has also revised it messaging to respond to recent global law enforcement confrontations, such as incidents in the US, South America and in Europe.

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

General

•	As of November 30, 2016, SDI had consultants and no full-time employees.
•	SDI’s offices are located at 25 Sawyer Passway, Fitchburg, Massachusetts, 01420 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada.
•	SDI’s website is www.securitydii.com.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 15, 2016, the Company held an annual meeting (the “Meeting”) Company’s shareholders. At the Meeting, the shareholders of the Company (1) elected all five (5) of the Company’s director nominees; (2) ratified the appointment of Schwartz Levitsky Feldman LLP as the Company’s independent registered public accounting firm for the fiscal year ended November 30, 2016; and (3) approved the consulting agreement (the “Northeast Consulting Agreement”) between the Company and Northeast Industrial Partners LLC (“Northeast”).

The following is a tabulation of the votes for each individual director nominee:

Director	For	Withheld
Dean Thrasher	23,254,463	706,633
Keith Morrison	23,254,463	706,633
Karim Kanji	9,272,897	14,688,199
Bryan Ganz	23,654,463	306,633
Karen Bowling	23,855,121	105,975

There were no broker non-votes or abstentions with regards to the election of directors.

The following is a tabulation of the votes for (1) the ratification of the appointment of Schwartz Levitsky Feldman LLP (“SLF”) as the Company’s independent registered public accounting firm and (2) the approval of the Northeast Consulting Agreement:

Item Approved	For	Withheld/Against	Abstain	Broker Non-Vote
Ratification of SLF	23,862,992	98,104	0	0
Northeast Consulting Agreement	23,364,141	108,104	488,851	0

Item 9.01 Financial Statements and Exhibits

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV” and is also listed in Canada on TSXV under the symbol “SDZ.V”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

OTC Bulletin Board

Three Months Ended	High	Low

February 2015	$0.34	$0.20
May 2015	$0.50	$0.27
August 2015	$0.41	$0.20
November 2015	$0.36	$0.20

February 2016	$0.28	$0.19
May 2016	$0.27	$0.19
August 2016	$0.24	$0.20
November 2016	$0.20	$0.20

TSXV*

Three Months Ended	High	Low
	CAD $	CAD$
February 2015	$0.38	$0.23
May 2015	$0.49	$0.33
August 2015	$0.49	$0.34
November 2015	$0.41	$0.31

February 2016	$0.33	$0.19
May 2016	$0.32	$0.21
August 2016	$0.22	$0.11
November 2016	$0.20	$0.10

* Trading commenced in the last quarter of 2013.

As of February 18, 2017, SDI had 55,693,907 outstanding shares of common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2016 and 2015. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2016 (audited)	Year ended November 30, 2015 (audited) (Restated)
Sales	$154,015	$151,005
Cost of sales	$95,017	$115,940
General and Administrative Expenses	$1,723,310	$2,306,940
Convertible debt currency translation gain	($18,749)	($179,537)
Depreciation	$46,515	$47,165
Net Loss	($1,924,110)	($2,370,901)
Loss per Share (Basic and Diluted)	($0.04)	($0.05)
Current Assets	$318,489	$2,015,245
Total Assets	$405,859	$2,148,280
Current Liabilities	$1,399,451	$173,329
Long Term Liabilities	$-	$1,161,750
Stockholders' Equity (Deficiency)	$(993,592)	$813,201
Accumulated Deficit	($28,298,613)	($26,374,503)
Dividends	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2016 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2016.

Comparison of Year Ended November 30, 2016 to Year Ended November 30, 2015

i. Overview

The Corporation has $154,015 of revenue during the year ended November 30, 2016 (2015: $151,005) and we continue to operate at a loss. We expect our operating losses to continue for so long as we do not generate adequate revenue. As of November 30, 2016, we had accumulated losses of $28,298,613 (November 30, 2015 - $26,374,503). Our ability to generate significant revenue and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Corporation’s major financial endeavor over the years has been its effort to raise additional capital.

ii. Assets

Total assets as of November 30, 2016, includes cash of $192,826, accounts receivable of $32,534, prepaid expenses and other receivables of $50,037, Inventory of $7,323, Deferred financing costs (current and non-current) for $72,643 and plant and equipment for $50,496 net of depreciation. Total assets as of November 30, 2015 includes cash of $1,851,021, accounts receivable of $39,676, prepaid expenses and other receivables of $27,283, Inventory of $44,319, Deferred financing costs (current and non-current) for $88,970 and plant and equipment for $97,011 net of depreciation. Total assets decreased from $2,148,280 on November 30, 2015 to $405,859 on November 30, 2016. This decrease is primarily the result of expenses incurred in normal course of business without any additional raise of funds.

iii. Revenues

Revenue from operations during the year ended November 30, 2016 was $154,015 as compared to $151,005 during the year ended November 30, 2015.

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

General and administration expense for the year ended November 30, 2016 was $1,723,310, as compared with $2,306,940 for the year ended November 30, 2015. General and administration expense decreased by $583,630 in the current year, as compared to the prior year. The primary reasons for the change in general and administrative costs is as follows:

The Company expensed stock based compensation expense (included in general and administrative expenses) for issue of options and modification of warrants for $639,143 during the year ended November 30, 2015. In 2016, the Company expensed stock based compensation expense (included in general and administrative expenses) for issue of options and modification of warrants for $77,936. Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and modification of warrants.

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Corporation for the quarter ended November 30, 2016 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the three	For the	For the	For the	For the three	For the	For the	For the
	months	three	three	three	months	three	three	three
	ended	months	months	months	ended	months	months	months
	November30,	ended	ended	ended	November30	ended	ended	ended
	2016	August	May 31,	February	, 2015	August	May 31,	February
	($)	31, 2016	2016	28, 2016	($)	31, 2015	2015	28, 2015
		($)	($)	($)		($)	($)	($)
Revenues	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Net Loss	(580,156)	(491,928)	(472,224)	(379,802)	(1,108,472)	(403,621)	(473,151)	(385,657)

Loss per Weighted Average Number of Shares Outstanding –Basic and Fully Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)	(0.01)	(0.01)	(0.01)

Quarterly activities and financial performance are impacted by the Company’s ability to raise capital for its activities.

vi. Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	November	November
	30,	30,
	2016	2015

Cash and cash equivalent	$192,826	$1,851,021
Working capital (deficit)	$(1,080,962)	$1,841,916
Cash used in operating activities	$(1,660,139)	$(1,738,824)
Cash used in investing activities	$-	$-
Cash provided (used) by financing activities	$(36,874)	$2,523,770

As of November 30, 2016, the Company had working capital deficit of $(1,080,962) as compared to working capital surplus of $1,841,916 as of November 30, 2015. Working capital decreased primarily as a result of expenses incurred in the normal course of business without raising any funds and re-class of convertible debentures from non-current liabilities in 2015 to current liabilities in 2016. Also, refer to the subsequent events note wherein the terms of the convertible debentures were modified.

Net cash used in operations for the year ended November 30, 2016, was $1,660,139 as compared to $1,738,824 used for the year ended November 30, 2015. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $77,936 in 2016, as compared to $639,143 in 2015.

November 30, 2016

On June 9, 2016, the board of directors extended the expiry dates of 400,000 warrants issued in 2012 to a director at exercise price of $0.20, from original expiry date of August 9, 2016 to August 7, 2020. The change in the terms of the warrants was determined to be a modification and not a cancellation and issuance of a new warrant. Because of these modifications, the fair value of 400,000 warrants increased by $49,912.

On August 18, 2016, the board of directors granted options to a consultant to acquire a total of 25,000 common shares. These options were issued at an exercise price of $0.11 (CAD $0.14) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation expense for $2,574.

On October 20, 2016, the board of directors granted options to a new director to acquire a total of 350,000 common shares. These options were issued at an exercise price of $0.08 (CAD $0.11) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation expense for $25,450.

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

2) Changes in non- cash balances relating to operations:

The Company’s inventory decreased by $36,996 as compared to a decrease of $75,927 in 2015. The decrease resulted in reduction in the Company’s investment in Inventory. Account receivables was $32,534 in 2016 as compared to 39,676 in 2015.

Net cash outflow from investing activities was $nil during the year ended November 30, 2016 as compared to $ nil for the year ended November 30, 2015. The Company did not acquire any fixed assets during these years.

Net Cash flow from financing activities was an outflow of $36,874 for the year ended November 30, 2016 as compared to an inflow of $2,523,770 for the year ended November 30, 2015. The outflow in 2016 reflect deferred financing costs incurred till end of the year to raise funds after the year.

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

vii. Off-Balance Sheet Arrangement. The Company had no off- balance sheet arrangements as of November 30, 2016 and 2015

viii. Commitments

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of November 30, 2016, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $16,200 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015. On July 16, 2016, Dean Thrasher was appointed interim CEO and President of the Company. Effective August 1, 2016, the Company and director agreed to reduce the monthly consulting fees to $10,550 (CAD $14,000).

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment was issued in September 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date. (See also note 18 Subsequent events)

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days’ written notice.

Effective May 1, 2015, SDI executed an agreement with another non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. In addition, as a sales incentive, the company may grant stock options at market prices, being 25,000 stock options for every 5,000 rounds sold, to a maximum of 200,000 options. Either party may terminate the consulting agreement by giving 60 days’ written notice. Subsequent to the year this agreement was terminated (refer to Note 18)

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for $2,250 (CAD$3,000) (Phase 1) and payment of $2,250 (CAD$3,000) per month and issued 150,000 stock options at $0.32 (CAD$0.38) when Phase 2 of the project was implemented. Either party can terminate the agreement by giving 30 days’ notice.

Effective July 1, 2016, SDI renewed an agreement with a non-related consultant to pay compensation of $5,250 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company agreed to grant 25,000 stock options for every 5,000 rounds sold to a maximum of an additional 175,000 options. Either party may terminate the consulting agreement by giving 30 days’ written notice. Subsequent to the year this agreement was terminated (refer to Note 18)

Effective September 1, 2016, the Company executed an agreement with a non-related consultant to pay compensation of $12,500 per month. The consultant is to assist with sales initiatives, licensing, DOT testing, distributorship set-up and forecast. The agreement expires December 31, 2016, after which the same may continue at Company discretion on a month to month basis.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $4,800 (CAD $6,399).

EXCLUSIVE SUPPLY AGREEMENT

The Company entered a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides the Company to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five-year period.

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

Cash Requirements

At November 30, 2016, the Company had cash of $192,826, accounts receivable of $32,534, Inventory of $7,323 and prepaid expense and other receivables of $50,037. Current liabilities comprise accounts payable and accrued liabilities for $245,911 and convertible debentures (re-classed to current liabilities in 2016) for $1,153,540. For the year ended November 30, 2016, the Company’s cash outflow from operations was $1,660,139. Subsequent to the year, in December 2016, the Company raised additional funds for $1,500,000 (gross) by issue of convertible debentures (refer to subsequent event note) and as such subsequent to the year raised adequate cash to meet its expenses over the next twelve months of its operations.

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

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (ASU 2015-01). The amendments in ASU 2015-01 eliminate the GAAP concept of extraordinary items and no longer requires that transactions that met the criteria for classification as extraordinary items be separately classified and reported in the financial statements. ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands them to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will become effective in fiscal 2017. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU No. 2015-02 is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” as part of its simplification initiative. Under the ASU, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In January 2016, the FASB issued ASU 2016-01, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendment to clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update is for annual reporting period beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-08 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The FASB issued the amendment to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. ASU 2016-09 is effective for the Company for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the financial statements of the Company.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). The FASB issued the amendment to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The FASB issued the amendment to improve Topic 606 by reducing the potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-12 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB issued the amendment to require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The updates will be effective for the Company for fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis.

Risk Factors

Senior and Subordinate Secured Convertible Debentures

On December 7, 2016, the Company entered a Securities Purchase Agreement with several accredited investors to sell $1,500,000 of 10% senior secured convertible notes, convertible into shares of the Company’s common stock, in a private placement pursuant to Regulation D under the Securities Act of 1933. Concurrent with the sale of the Secured Notes, CAD$1,364,000 of the Company’s outstanding Unsecured Debentures, were exchanged for an equal principal amount of the Subordinate Secured Debentures and an additional CAD$37,000 of Subordinated Secured Debentures were issued in satisfaction of a portion of the accrued interest on the Unsecured Debentures. Both senior and subordinated secured debentures mature on June 6, 2019 unless converted or extended and are fully secured against the undertaking, property and assets of the Company including its patents. Inability to repay the secured debt on maturity, if the debt is neither converted nor extended, will result in the financial condition of the Company to be materially adversely affected.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A. CONTROLS AND PROCEDURES

SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2016 SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2016, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting disclosed below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of November 30, 2016, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on that evaluation, our management concluded that our internal controls over financial reporting as of November 30, 2016 were not effective due to the following material weakness:

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle. In addition, the prior year comparative numbers for 2015 were restated to record currency gains to income statement.

In order to correct the foregoing material weakness, during the fiscal year 2016, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have several Directors with business experience and spending time with the business.
•	We have established an audit committee of our board of directors. The audit committee provides oversight of our accounting and financial reporting;
•	For transactions which are complex are being referred to an outside expert.

Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and interim financial statements.

There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Dean Thrasher	53	Director and CEO
Keith Morrison	57	Director
Rakesh Malhotra	60	Principal Financial and Accounting Officer
Karim Kanji	49	Director
Bryan Ganz (1)	58	President and Director
Karen Bowling (2)	61	Director

(1)	Appointed as a director on July 21, 2016.
(2)	Appointed as a director on October 17, 2016.

The directors of SDI serve until the first annual meeting of its shareholders and until their successors have been duly elected and qualified. The officers serve at the discretion of SDI’s directors.

Dean Thrasher is a senior executive with more than twenty five years of start-up business management skills, mergers & acquisitions, product launches, product development, and funding experience in the technology, wholesale, manufacturing, distribution, retail and franchise sectors, as well as extensive international business and public market experience. Mr. Thrasher has been self-employed in the investment-banking sector dating from December 2007 to present; Executive Vice President of Mint Technology Corp. (TSXV pre-paid credit cards) July 2002 to December 2007; and President, ecwebworks Inc. (e-commerce) from June 1999 to July 2002.

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

Bryan Ganz brings more than 30 years of global business experience in sales management, manufacturing, new product design and development, as well as mergers & acquisitions. Mr. Ganz will assist SDI with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. During his career Mr. Ganz has bought, built and sold more than half a dozen global businesses with combined sales in excess of $1.0 billion. Most recently, Mr. Ganz sold Maine Industrial Tire LLC to Trelleborg (based out of Sweden) for $67 million generating a 7.0x return to investors over a three-year period. Mr. Ganz is a graduate of Columbia Law School in New York City and completed his accounting designation at Georgetown University in Washington DC.

Karen Bowling brings more than 25 years of diverse executive management experience to the board of SDI. Some of her skill-sets include; government affairs, lobbying, public relations, government procurement, marketing, communications, operations, and local and state level legislation. Ms. Bowling has also spent part of her career in the less-lethal sector for a long-range acoustic hailing device company. Karen's recent positions include; Public Affairs Director at Foley & Lardner LLP, CEO at WiseEye AI, (an artificial intelligence company focussed on the healthcare sector for CT scan identification and classification), Chief Administration Officer for the city of Jacksonville, FL (with a budget in excess of one billion dollars and over 5,000 employees), and Co-Founder and CEO of the Solantic Walk-In Urgent Care Centers. Ms. Bowling has sat on and chaired numerous boards across a dozen sectors, and has recently been Gubernatorial appointed to the board of the Florida State College in Jacksonville.

Rakesh Malhotra is SDI’s Chief Financial Officer. However, since he is an officer of SDI, Mr. Malhotra is not independent as that term is defined in 803 of the NYSE AMEX Company Guide.

SDI believes its directors are qualified to act as such due to their experience in the law enforcement or weapons industries and their general business backgrounds.

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2016, the Corporation’s named executive officers were Gregory Sullivan (EX-CEO), Rakesh Malhotra (CFO) and Dean Thrasher (Interim CEO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long term compensation for services in all capacities to the Corporation for the Corporation’s most recently completed financial years in respect of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year ended Nov. 30	Salary ($)	Share- Based Awards ($)	Option- Based Awards(1) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compen- sation (5) ($)	Total Compen- sation ($)
					Annual Incentive Plan	Long- Term Incentive Plans
Gregory Sullivan EX-CEO (2)	2016 2015 2014	0 0 0	0 0 0	0 131,482 70,558	0 0 0	0 0 0	0 0 0	151,454 135,966 155,774	151,454 267,448 226,332
Rakesh Malhotra CFO (3)	2016 2015 2014	0 0 0	0 0 0	0 40,132 0	0 0 0	0 0 0	0 0 0	32,064 35,717 38,700	32,064 75,849 38,700
Dean Thrasher INTERIM CEO (4)	2016 2015 2014	0 0 0	0 0 0	0 70,423 225,786	0 0 0	0 0 0	0 0 0	186,814 221,217 230,890	186,814 291,640 456,676

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

(2)

Prior to entering into an agreement with the Corporation as CEO, Mr. Sullivan was a director of the Corporation. His directorship dates back to 2005. On May 30, 2010, Mr. Gregory Sullivan was appointed the CEO of the Corporation. Effective January 2012, Mr. Sullivan was contracted with the Corporation for a period of 60 months. Mr. Sullivan is to earn CAD $12,000 per month for his services, along with a 5% annual salary increase along with a car allowance of CAD $600 per month. In fiscal 2015 and 2014, Mr. Sullivan was granted 150,000 and 250,000 options respectively, which vested immediately. In 2015, the Company extended the expiry date of 397,000 warrants issued to Mr. Sullivan in 2010 from original expiry date of September 30, 2015 to September 23, 2019. In addition, in 2015, the Company extended the expiry date of 400,000 warrants issued to Mr. Sullivan in 2012 from original expiry date of January 4, 2016 to September 23, 2019. Effective July 15, 2016, Mr. Sullivan resigned from the Company.

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

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2016.

Name	Number of securities underlying unexercised options/warrants (#)	Option exercise price ($)	Option/Warrant expiration date
Gregory Sullivan	400,000(2) 397,000(2)	$0.13 $0.20	09-23-2019 09-23-2019
Rakesh Malhotra	20,000(2) 175,000(2)	$0.13 $0.20	09-23-2019 09-23-2019
Dean Thrasher (3)	800,000(1) 800,000(2)	$0.36 $0.13	10-09-2019 09-23-2019

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

Employment/Consulting Contracts

1. The Corporation entered a consulting agreement effective October 4, 2012 with Level 4 Capital Corp. (“L4”), which ended September 30, 2014. The Company renewed this agreement with L4 effective October 1, 2014 and ends December 31, 2017. L4’s remuneration was $20,000 per month which was increased to CAD$24,000 per month during the renewal period. Effective August 1, 2016, the Company and director agreed to reduce the monthly consulting fees to CAD $14,000. At the discretion of L4, it may take remuneration in the form of cash or in Common Shares. L4 is a corporation 50% owned by Dean Thrasher who is the Corporation’s COO. The agreement has the following terms.

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

2. Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment was issued in September 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date. (See also Subsequent events)

Other than as noted above, the Corporation has no compensatory plan or arrangement with respect to the Named Executive Officers that results or will result from the resignation, retirement or any other termination of employment of any such officer's employment with the Corporation, from a change of control of the Corporation or a change in the responsibilities of a Named Executive Officer following a change in control.

Compensation of Directors

The compensation of the independent directors of the Corporation is yet to be determined.

For the years ended 2016, 2015 and 2014, Independent directors were issued the following options:

Independent	Number of	Year of	Exercise	Expiration
Directors	Options	Issuance	Price	Date
Keith Morrison	400,000	2015	0.29	10-19-2020
	600,000	2014	0.32	5-8-2019

Karim Kanji	350,000	2015	0.29	10-19-2020
	500,000	2014	0.36	9-10-2019

Karen Bowling (1)	350,000	2016	0.08	10-17-2021

For the years 2016, 2015 and 2014, Independent directors were paid the following compensation in cash:

Independent	Year	Compensation
Directors		in cash ($)
Keith Morrison	2016	-
	2015	-
	2014	-

Karim Kanji	2016	42,200
	2015	-
	2014	-

Karen Bowling (1)	2016	-

(1) Karen Bowling was appointed a director on October 17, 2016

Non-independent directors are not entitled to receive directors’ fees from the Corporation. All directors are reimbursed by the Corporation for travel and other out-of-pocket expenses incurred in attending directors and shareholders’ meetings and meetings of Board committees. All directors of the Corporation benefit from the Corporation’s directors and officer’s liability insurance.

Compensation of Non-Independent Directors during Years Ended November 30, 2016 and November 30, 2015.

Year ended November 30, 2016:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Name	in Cash	Awards	(4)
Gregory Sullivan (1)	$151,454	--	--
Allen Ezer (2)	$73,786	--	49,912
Dean Thrasher (3)	$186,814	--	--

(1)	Mr. Sullivan resigned from the Company effective July 15, 2016

(2)	Mr. Allen Ezer resigned from the Company effective September 16, 2016.

(3)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(4)	The fair value of options granted or fair value of modification of warrants is computed in accordance with ASC 718 on the date of grant.

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

	Options Exercised
					Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted	Price	Date	Exercise	Realized
		(#)			(1)	(2)

Gregory Sullivan *	10/29/05	200,000	$0.10	10/29/11	200,000	$100,000

* Mr. Sullivan resigned from the Company effective July 15, 2016

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which
	are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Allen Ezer (1)	250,000	--	$0.36	9-10-2019
	300,000	--	$0.29	10-19-2020

Dean Thrasher (2)	800,000	--	$0.36	9-10-2019
David Goodbrand (3)	100,000	--	$0.29	10-19-2020

Keith Morrison	600,000	--	$0.32	5-8-2019
	400,000	--	$0.29	10-19-2020

Karim Kanji	500,000	--	$0.36	9-10-2019
	350,000	--	$0.29	10-19-2020

Karen Bowling	350,000	---	$0.08	10-17-2021

(1)	Mr. Ezer resigned from the Company effective September 16, 2016
(2)	Mr. Thrasher is contracted through Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest
(3)	Mr. Goodbrand resigned from the Company effective October 17, 2016.

For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

In addition to the options described above, SDI has as of November 30, 2016, granted warrants to its officers and directors which are held by them upon the terms shown below.

Name	Date of Issue	Number of Warrants	Exercise Price US$	Expiry Date
Greg Sullivan*	06-15-2010	397,000	$0.20	09-23-2019
Greg Sullivan	01-04-2012	400,000	$0.13	09-23-2019
Allen Ezer**	01-04-2012	250,000	$0.13	09-23-2019
Allen Ezer (1)	08-09-2012	400,000	$0.20	08-07-2020
Rakesh Malhotra	01-04-2012	20,000	$0.13	09-23-2019
Rakesh Malhotra	06-15-2010	175,000	$0.20	09-23-2019
Dean Thrasher (2)	01-04-2012	800,000	$0.13	09-23-2019

*Mr. Sullivan resigned from the Company effective July 15, 2016 \
**Mr. Ezer resigned from the Company effective September 16, 2016.

Notes

(1)	Warrants were issued to Lumina Global Partners Inc., a company controlled by Mr. Allen Ezer.
(2)	Warrants were issued to Level 4 Capital Corp., a company in which Dean Thrasher has a 50% interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows the ownership of SDI’s common stock as of March 9, 2017 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares(1)	Percent of
		Class
Dean Thrasher (2)	813,500	1.4%
Keith Morrison	190,000	0.3%
Northeast Industrial Partners LLC (3)	1,581,516	2.8%
Bryan Ganz	120,000	0.2%
Alpha North Asset Management	4,974,378	8.9%
NLW1 LLC	7,575,757	13.6%
All Officers and Directors as a group	2,705,016	4.7%

(1)	Does not reflect shares issuable upon the exercise of options or on conversion of convertible debentures.
(2)	Dean Thrasher is contracted through Level 4 Capital Corp. Out of the 1,700,000 Common Shares owned by Level 4 Capital Corp. are Mr. Thrasher beneficially own 800,000.
(3)	Bryan Ganz is member of the Company's Board of Directors and the majority shareholder of Northeast Industrial Partners LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schwartz Levitsky Feldman, LLP (“Schwartz Levitsky”) audited SDI’s financial statements for the years ended November 30, 2016 and 2015.

The following table shows the aggregate fees billed and billable to SDI during these years by Schwartz Levitsky.

	2016	2015
Audit Fees	$21,500	$23,800
Audit-Related Fees	$11,300	$11,100
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

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

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2017.

SIGNATURE	TITLE	DATE

/s/ Dean Thrasher	Chief Executive Officer	March 13, 2017
Dean Thrasher	and Director

/s/ Rakesh Malhotra	Chief Financial Officer	March 13, 2017
Rakesh Malhotra

SIGNATURE	TITLE	DATE
/s/ Dean Thrasher	Chief Executive Officer	March 13, 2017
Dean Thrasher	and Director

/s/ Bryan Ganz	President and Director	March 13, 2017
Bryan Ganz

/s/ Karim Kanji	Director	March 13, 2017
Karim Kanji

/s/ Keith Morrison	Chairman of the Board of	March 13, 2017
Keith Morrison	Directors

/s/ Karen Bowling	Director	March 13, 2017
Karen Bowling

SECURITY DEVICES INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2016 AND 2015

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Security Devices International, Inc.

We have audited the accompanying consolidated balance sheets of Security Devices International, Inc. as of November 30, 2016 and 2015 (as restated), and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders' equity (deficiency) for the years ended November 30, 2016 and 2015 (as restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Devices International, Inc. as of November 30, 2016 and 2015 (as restated), and the results of its operations and its cash flows for the years ended November 30, 2016 and 2015 (as restated) in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
March 13, 2017	Licensed Public Accountants

2300 Yonge Street, Suite 1500, Box 2434
     Toronto, Ontario M4P 1E4
     Tel: 416 785 5353
     F a x : 416 785 5663

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Balance Sheets
As at November 30, 2016 and 2015
(Amounts expressed in US Dollars)

	2016	2015
		(Restated)
		(See Note 17)
	$	$
ASSETS
CURRENT
Cash	192,826	1,851,021
Accounts Receivable	32,534	39,676
Inventory (Note 15)	7,323	44,319
Deferred financing costs (Note 14)	35,769	52,946
Prepaid expenses and other receivables	50,037	27,283

Total Current Assets	318,489	2,015,245
Deferred financing costs (Note 14)	36,874	36,024
Property and Equipment (Note 9)	50,496	97,011

TOTAL ASSETS	405,859	2,148,280
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	245,911	173,329
Convertible Debentures (Note 14)	1,153,540	-
Total Current Liabilities	1,399,451	173,329
Convertible Debentures (Note 14)	-	1,161,750
Total Liabilities	1,399,451	1,335,079
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2015 - nil).
Common stock, $0.001 par value 100,000,000 shares authorized, 55,104,493 issued and outstanding (2015: 54,615,642)	55,105	54,616
Additional Paid-In Capital	27,307,274	27,179,827
Accumulated deficit	(28,298,613)	(26,374,503)
Accumulated other comprehensive loss	(57,358)	(46,739)

Total Stockholders’ Equity (Deficiency)	(993,592)	813,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	405,859	2,148,280

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive loss
Years Ended November 30, 2016 and 2015
(Amounts expressed in US Dollars)

	2016	2015
		(Restated)
		(See Note 17)
	$	$
SALES	154,015	151,005
COST OF SALES	(95,017)	(115,940)
GROSS PROFIT	58,998	35,065

EXPENSES:
Depreciation	46,515	47,165
Foreign currency translation gain	(18,749)	(179,537)
General and administration	1,723,310	2,306,940
TOTAL OPERATING EXPENSES	1,751,076	2,174,568
LOSS FROM OPERATIONS	(1,692,078)	(2,139,503)
Other Expense-Interest (Notes 14)	(232,032)	(231,398)

LOSS BEFORE INCOME TAXES	(1,924,110)	(2,370,901)
Income taxes (Note 10)	-	-
NET LOSS	(1,924,110)	(2,370,901)

Foreign exchange translation adjustment for the year	(10,619)	(15,033)
COMPREHENSIVE LOSS	(1,934,729)	(2,385,934)

Loss per share – basic and diluted	(0.04)	(0.05)
Weighted average number of common shares outstanding during the year	54,704,037	50,394,435

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended November 30, 2016 and 2015
(Amounts expressed in US Dollars)

	2016	2015
		(Restated)
		(See Note 17)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	(1,924,110)	(2,370,901)
Items not requiring an outlay of cash:
Fair value of issue of options (included in general and administration expenses)	28,024	422,459
Fair value of modification of options and warrants (included in general and administration expenses)	49,912	216,684
Amortization of deferred financing costs (Note 14)	63,740	63,566
Foreign currency translation gain	(18,749)	(179,537)
Depreciation	46,515	47,165
Changes in non-cash working capital:
Accounts receivable	6,989	(31,326)
Inventory	36,996	75,927
Prepaid expenses and other receivables	(22,838)	1,807
Accounts payable and accrued liabilities	73,382	15,332
NET CASH USED IN OPERATING ACTIVITIES	(1,660,139)	(1,738,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of common stock	-	2,500,000
Deferred financing costs incurred	(36,874)	-
Exercise of stock options and warrants	-	23,770

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(36,874)	2,523,770
Effects of foreign currency exchange rate changes	38,818	(18,931)
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	(1,658,195)	766,015
Cash, beginning of Year	1,851,021	1,085,006
CASH END OF YEAR	192,826	1,851,021

SUPPLEMENTAL INFORMATION:
INCOME TAXES PAID	-	-

INTEREST PAID	161,372	167,831

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the years ended November 30, 2016 and 2015.
(Amounts expressed in US Dollars)

					Accumulated
		Common
	Number of		Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	loss	Total
		$	$	$		$

Balance as of November 30, 2014 (Restated- Note 17)	46,899,285	46,899	24,024,631	(24,003,602)	(31,706)	36,222
Issue of common shares	7,575,757	7,576	2,492,424			2,500,000
Exercise of options	35,000	35	6,960			6,995
Exercise of warrants	105,600	106	16,669			16,775
Stock based compensation for issue of options			422,459			422,459
Stock based compensation for modification of warrants			216,684			216,684
Net loss for the year				(2,370,901)		(2,370,901)
Foreign currency translation					(15,033)	(15,033)
Balance as of November 30, 2015 (Restated- Note 17)	54,615,642	54,616	27,179,827	(26,374,503)	(46,739)	813,201
Issue of common shares for services	488,851	489	49,511			50,000
Stock based compensation for issue of options			28,024			28,024
Stock based compensation for modification of warrants			49,912			49,912
Net loss for the year				(1,924,110)		(1,924,110)
Foreign currency translation					(10,619)	(10,619)
Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The consolidated financial statements for the year ended November 30, 2016 include the accounts of Security Devices International, Inc. (the “Company” or “SDI”), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $28,298,613 from inception to November 30, 2016. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $878,328 by issue of Convertible Debentures during the year ended November 30, 2011 and $910,000 during the year ended November 30, 2012. In addition, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In 2015, the Company raised $2,500,000 through the issuance of 7,575,757 common shares and also issued 105,600 common shares on exercise of warrants for $16,775 and 35,000 common shares on exercise of options for $6,995. Subsequent to the year the Company raised an additional gross $1,500,000 through the issuance of convertible debentures.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
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

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10- 25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740- 10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets is not more than likely. The Company did not incur any material impact to its financial condition or results of operations due to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

c)	Revenue Recognition

The Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists; the products have been delivered to the customer; the sales price is fixed or determinable; and collectability is reasonably assured.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

d)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at November 30, 2016 and 2015 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2016, there were 4,625,000 options and 2,484,650 warrants outstanding, which were convertible into equal number of common shares of the Company. At November 30, 2015, there were 4,750,000 options and 2,767,800 warrants outstanding, which were convertible into equal number of common shares of the Company.

e)	Stock-Based Compensation

All awards granted to employees and non-employees after November 30, 2006 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

If there is a modification of the terms of an award, either by repricing or extending the expiry of the award, the award is re-measured. If the modification results in an increase in the fair value of the new award as compared to the old award immediately prior to the modification, the excess fair value is recognized as compensation expense.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
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

Comprehensive loss includes all changes in equity (net assets) during a period from non- owner sources. Items included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments relating to its Canadian subsidiary.

h)	Financial Instruments

The carrying amount of accounts and other receivable and accounts payable, approximated their fair value because of the relatively short maturity of these instruments. The Company determines fair value based on its accounting policy fair value measurement i.e. exit price that would be recovered for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company does not use derivative financial instruments such as forwards to hedge foreign currency exposures.

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
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

i)	Fair Value-Cont’d

Assets and liabilities measured at fair value as of November 30, 2016 and 2015 are classified below based on the three fair value hierarchy tiers described above:

	Carrying	Fair Value
	Value
November 30, 2016:
Cash	$192,826	$192,826
Accounts receivable	$32,534	$32,534
Accounts payable and accrued liabilities	$245,911	$245,911
Convertible debentures	$1,153,540	$1,153,540

	Carrying	Fair Value
	Value
	(Restated)	(Restated)
November 30, 2015:	(See Note 17)	(See Note 17)
Cash	$1,851,021	$1,851,021
Accounts receivable	$39,676	$39,676
Accounts payable and accrued liabilities	$173,329	$173,329
Convertible debentures	$1,161,750	$1,161,750

Cash has been measured using Level 1 of the Fair Value Hierarchy

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities and convertible debentures approximate their fair values because of the short-term nature of these instruments.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Cont’d)

k)	Intellectual Property

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
November 30, 2016 and 2015
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

o)	Consolidation

These consolidated financial statements include the accounts of Security Devices International Inc. and entities it controls. Control exists when SDI has the power, directly or indirectly, to govern the financial and operating policies of an entity/arrangement to obtain benefit from its activities. In assessing control, potential voting rights that currently are exercisable are considered. The financial statement of subsidiaries is included in the consolidated financial statements from the date that control commences until the date that control ceases. These consolidated financial statements include the results of SDI and its wholly-owned subsidiary, Security Devices International Canada Corp.

p)	Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (ASU 2015-01). The amendments in ASU 2015-01 eliminate the GAAP concept of extraordinary items and no longer requires that transactions that met the criteria for classification as extraordinary items be separately classified and reported in the financial statements. ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands them to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will become effective in fiscal 2017. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU No. 2015-02 is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

p)	Recent Accounting Pronouncements-Cont’d

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” as part of its simplification initiative. Under the ASU, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In January 2016, the FASB issued ASU 2016-01, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendment to clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update is for annual reporting period beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-08 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The FASB issued the amendment to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. ASU 2016-09 is effective for the Company for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the financial statements of the Company.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). The FASB issued the amendment to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update is for annual reporting periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The FASB issued the amendment to improve Topic 606 by reducing the potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-12 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB issued the amendment to require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The updates will be effective for the Company for fiscal years beginning after December 15, 2019. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2016	2015
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$85,603	$69,962
Accrued liabilities-accrued interest	$54,259	$53,339
Accrued liabilities-other liabilities	$106,049	$50,028
	$245,911	$173,329

Accrued liabilities-other liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

a)	Authorized

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

55,104,493 Common shares (2015: 54,615,642 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2016

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
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
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION-Cont’d

Year ended November 30, 2016

Warrants:

On June 9, 2016, the board of directors extended the expiry dates of 400,000 warrants issued in 2012 to a director at exercise price of $0.20, from original expiry date of August 9, 2016 to August 7, 2020. The change in the terms of the warrants was determined to be a modification and not a cancellation and issuance of a new warrant. As a result of these modifications, the fair value of 400,000 warrants increased by $49,912.

Fair value of warrants was calculated using the Black Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
101.25% to
Volatility	150.29%
Warrant modification expense	$49,912

Stock Options:

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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	163.68%
Market price of Company’s common stock on date of grant of options	$0.11
Stock-based compensation cost	$2,574

On October 20, 2016, the board of directors granted options to a new director to acquire a total of 350,000 common shares. These options were issued at an exercise price of $0.08 (CAD $0.11) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	149.08%
Market price of Company’s common stock on date of grant of options	$ 0.08
Stock-based compensation cost	$ 25,450

As of November 30, 2016, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Year ended November 30, 2015

Warrants:

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

Stock Options:

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

As of November 30, 2015, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS

a)	OPTIONS

The following table summarizes the options outstanding under the Stock Option Plan:

	Number of options
	2016	2015

Outstanding, beginning of year	4,750,000	3,360,000
Granted	375,000	1,675,000
Expired	(100,000)	(200,000)
Exercised	-	(35,000)
Forfeited	-	-
Cancelled	(400,000)	(50,000)
Outstanding, end of year	4,625,000	4,750,000
Exercisable, end of year	4,625,000	4,750,000

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

a)	OPTIONS-Cont’d

Year 2016		Number of
	Option price	options
Expiry date	per share	2016
March 18, 2017	$0.31	350,000
August 5, 2017	$0.32	150,000
May 8, 2019	$0.32	600,000
September 10, 2019	$0.36	1,625,000
October 19, 2020	$0.29	1,525,000
August 17, 2021	$0.11	25,000
October 19, 2021	$0.08	350,000
TOTAL		4,625,000

Weighted average exercise price:
Options outstanding at end of year		$0.30
Options granted during the year		0.08
Options exercised during the year		-
Options expired during the year		0.45
Options cancelled during the year		0.33

Year 2015			Number of
		Option price	options
Expiry date		per share	2015
October 25, 2016		$0.45	100,000
March 18, 2017		$0.31	350,000
August 5, 2017		$0.32	150,000
May 8, 2019		$0.32	600,000
September 10, 2019		$0.36	1,875,000
October 19, 2020		$0.29	1,675,000
TOTAL			4,750,000
Weighted average exercise price:
Options outstanding at end of year	$		0.33
Options granted during the year			0.29
Options exercised during the year			0.20
Options expired during the year			0.42
Options cancelled during the year			0.31

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

a)	OPTIONS-Cont’d

The share options outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2016	2015
	(Years)	(Years)
Total outstanding options	2.8	3.8
Total exercisable options	2.8	3.8

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d b) WARRANTS

b)	WARRANTS

	Number of
	Warrants		Exercise	Expiry
	Granted		Prices	Date
		$
Outstanding at November 30, 2014 and average exercise price	4,794,545		0.24
Granted in year 2015	-		-
Exercised	(27,500)		0.20
Exercised	(68,750)		0.13
Exercised	(9,350)		0.25
Forfeited	-		-
Expired	(622,500)		0.20
Expired	(75,000)		0.42
Expired	(1,223,645)		0.47
Cancelled	-		-
Outstanding at November 30, 2015 and average exercise price*	2,767,800		0.17
Granted in year 2016	-		-
Exercised	-		-
Expired	(131,250)		0.13
Expired	(151,900)		0.45
Cancelled	-		-
Outstanding at November 30, 2016 and average exercise price*	2,484,650		0.16

Exercisable at November 30, 2016	2,484,650		0.16
Exercisable at November 30, 2015	2,767,800		0.17

* On September 24, 2015, the board of directors extended the expiry dates of 572,000 warrants issued in 2010 and 1,505,000 warrants issued in 2012. In addition, on June 9, 2016, the board of directors extended the expiry of 400,000 warrants issued in 2012 by an additional 4 years (refer to note 6)

The warrants outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2016	2015
	(Years)	(Years)
Total outstanding warrants	3.25	2.87
Total exercisable warrants	3.25	2.87

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by the related parties.

Year ended November 30, 2016

The directors were compensated as per their consulting agreements with the Company. The Company expensed a total of $219,000 as management fees to two of its ex-directors in their role as officers in accordance with their consulting contracts, which included $57,600 paid on full and final settlement to one director in his role as CEO on his resignation and termination effective July 15, 2016, and also expensed a total of $5,900 as automobile allowance. In addition, the Company expensed $42,200 as a consulting fee to an independent director for services provided.

On June 9, 2016, the board of directors extended the expiry dates of 400,000 warrants issued in 2012 to a director at exercise price of $0.20, from original expiry date of August 9, 2016 to August 7, 2020. As a result of these modifications, the fair value of 400,000 warrants increased by $49,912.

On October 20, 2016, the board of directors granted 350,000 options to a new director. These options were issued at an exercise price of $0.08 (CAD $0.11) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $25,450.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation was paid cash of $25,000 in May, 2016 and $25,000 in June, 2016. In addition, in September 2016, the Company issued 488,851 shares for services at deemed price of $0.1023 (CAD$0.1322) for a total consideration of $50,000.

The Company expensed $32,000 for services provided by the CFO of the Company and $186,800 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $50,780 to directors and officers for travel and entertainment expenses incurred for the Company.

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

On October 20, 2015, the board of directors granted 1,350,000 options to directors and officers. These options were issued at an exercise price of $0.29 (CAD $0.38) per share and vest immediately with an expiry term of five years. The Company expensed stock based compensation cost of $340,489 for these 1,325,000 options issued to directors and officers.

The Company expensed $35,717 for services provided by the CFO of the Company and $221,217 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

The Company reimbursed $89,538 to directors and officers for travel and entertainment expenses incurred for the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

9.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation.

	November		November
	30, 2016	Accumulated	30, 2015	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Computer equipment	37,573	35,410	37,573	34,483
Furniture and fixtures	18,027	16,648	18,027	16,057
Leasehold Improvements	23,721	19,338	23,721	16,244
Moulds	209,515	166,944	209,515	125,041

	288,836	238,340	288,836	191,825

Net carrying amount		$50,496		$97,011
Depreciation expense		$46,515		$47,165

10.	INCOME TAXES

The Company has non-capital losses of approximately $1 available, which can be applied against future taxable income and which expire as follows:

	USA	Canada	Total
2025	$188,494		188,494
2026	609,991		609,991
2027	1,731,495		1,731,495
2028	3,174,989		3,174,989
2029	2,792,560		2,792,560
2030	2,044,857		2,044,857
2031	854,218		854,218
2032	1,073,610		1,073,610
2033	1,410,557		1,410,557
2034	882,513	1,089,850	1,972,363
2035	722,853	1,124,876	1,847,729
2036	600,185	963,545	1,563,730
	$16,086,322	3,178,271	19,264,593

The reconciliation of income taxes at statutory income tax rates (U.S – 35% and Canada – 26.5% on their respective losses) to the income tax expense is as follows:

	November	November
	30, 2016	30, 2015
		(Restated)
		(See Note 17)
Loss before income taxes	$(1,924,110)	$(2,331,734)
Income tax recovery at statutory rate	(592,327)	(728,692)
Permanent differences	49,587	245,949
Tax benefit not recognized	542,740	482,743
Income taxes – current and deferred	$-	$-

Reconciliation of statutory tax rate to the effective income tax rate is as follows:

Statutory income tax rate – USA	35.0%
Deferred tax asset valuation allowance - USA	(35.0)%

Statutory income tax rate – Canada	26.5%
Deferred tax asset valuation allowance - Canada	(26.5)%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)
10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2016 and 2015 are as follows:

	2016	2015
Non capital losses available to offset future income-taxes	$19,264,593	$17,700,863

Expected Income tax recovery at statutory rates	$(6,472,455)	$(6,007,050)
Valuation Allowance	$6,472,455	$6,007,050
Net deferred tax assets	-	-

As the Company has recognized substantial cumulative losses from operations and has not earned significant revenues, it has provided a 100 per cent valuation allowance on the net deferred tax asset as of November 30, 2016 and 2015. Management believes the Company has no uncertain tax position.

11.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

Effective October 1, 2014, SDI executed a renewal agreement with a private company in which the Chief Operating Officer Dean Thrasher has an ownership interest in, for a period which expires on December 31, 2017 for services rendered. The total consulting fees are estimated at $648,000 (CAD$864,000) for the three-year period. In the event of termination without cause due to change in control brought out by sale, lease, merger or transfer, the Company is obligated to pay 18 months’ fees at current rate at time of change in control. SDI paid cash and expensed $ 221,217 (CAD $230,892) during the year ended November 30, 2015. The company may also accept common shares in lieu of cash. As of November 30, 2016, the company has not exercised its right to accept this compensation in shares. Effective February 1, 2015, the Company and director agreed to reduce the monthly remuneration by 10% to $16,200 (CAD $21,600). This reduction continued until the completion of the next round of financing, which was completed in May 2015. On July 16, 2016, Dean Thrasher was appointed interim CEO and President of the Company. Effective August 1, 2016, the Company and director agreed to reduce the monthly consulting fees to $10,550 (CAD $14,000).

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services and subject to TSX Venture Exchange Inc. (the “Stock Exchange”) approval, the consultant was paid cash for $50,000 and issued a value of $200,000 in Company’s stock in four quarterly installments over the 12-month period ending May 15, 2017. The first quarterly installment was issued in September 2016. The stock will be priced at the volume weighted average trading price per common share over the 20- day period preceding the due date. (See also note 18 Subsequent events)

Effective November 1, 2013, SDI executed an agreement with a non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant has agreed to provide corporate market advisory services. The agreement is for a period of a minimum of three months and will continue unless otherwise terminated by either party by giving 30 days’ written notice.

Effective May 1, 2015, SDI executed an agreement with another non-related consultant to pay compensation of $3,750 (CAD $5,000) per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2015. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. In addition, as a sales incentive, the company may grant stock options at market prices, being 25,000 stock options for every 5,000 rounds sold, to a maximum of 200,000 options. Either party may terminate the consulting agreement by giving 60 days’ written notice. Subsequent to the year this agreement was terminated (refer to Note 18)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

11.	COMMITMENTS-Cont’d

Effective April 2014, SDI executed an agreement with a non-related consultant to set up its social media sites and optimization of search engines for the Company, at a start- up fee for $2,250 (CAD$3,000) (Phase 1) and payment of $2,250 (CAD$3,000) per month and issued 150,000 stock options at $0.32 (CAD$0.38) when Phase 2 of the project was implemented. Either party can terminate the agreement by giving 30 days’ notice.

Effective July 1, 2016, SDI renewed an agreement with a non-related consultant to pay compensation of $5,250 per month. The consultant is to assist with sales initiatives, demos and participate in trade shows. The agreement unless renewed by mutual consent expires December 31, 2016. The consultant is also entitled to a 5% cash commission for all completed direct sales to end users and a 2% cash commission for all completed indirect sales. The Company agreed to grant 25,000 stock options for every 5,000 rounds sold to a maximum of an additional 175,000 options. Either party may terminate the consulting agreement by giving 30 days’ written notice. Subsequent to the year this agreement was terminated (note 18)

Effective September 1, 2016, the Company executed an agreement with a non-related consultant to pay compensation of $12,500 per month. The consultant is to assist with sales initiatives, licensing, DOT testing, distributorship set-up and forecast. The agreement expires December 31, 2016, after which the same may continue at Company discretion on a month to month basis.

b) The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of $4,800 (CAD $6,399).

12.	EXCLUSIVE SUPPLY AGREEMENT

The Company entered a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on July 25, 2012. This Agreement provides the Company to order and purchase only from the BIP Manufacturer certain 40MM assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of five years with an automatic extension for an additional year if neither party has given written notice of termination prior to the end of the five-year period.

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
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

13.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating segments and reportable segments, and each of those segments are led by our CEO. Performance is assessed and resources are allocated by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the fiscal years ended November 30, 2016 and 2015:

Year ended November 30, 2016

	SDI	SDI Canada	Total
Sales	$136,230	$67,432	$203,662

Year ended November 30, 2015

	SDI	SDI Canada	Total
Sales	$144,706	$72,575	$217,280

	2016	2015
Sales	$203,662	$217,280
Elimination of intersegment revenue	(49,647)	(66,275)

Consolidated sales	$154,015	151,005

Year ended November 30, 2016

	SDI	SDI Canada	Total
Assets	$316,461	$89,398	$405,859

Year ended November 30, 2015

	SDI	SDI Canada	Total
			(Restated)
			(See Note 17)
Assets	$2,036,932	$111,348	$2,148,280

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

$1,153,540 (CAD $1,549,000) Convertible Debentures

On August 6, 2014, the Company issued a Canadian $1,549,000 face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 per share. At any time after February 6, 2015, the Company has the right to force the conversion of the debentures into common shares at a price of at least CAD$0.65 per common share for a period of at least 20 consecutive trading days. If the common shares do not trade on any trading day and the bid price of the common Shares is CAD $0.65 or greater, the common shares shall be deemed to have traded at a price of at least CAD $0.65 on that trading day. Additionally, the Company has the right to redeem the debentures, in whole or in part, (a) during the 12 months ending August 6, 2015, at a premium of 15% to the principal amount being redeemed plus any accrued interest, (b) during the 12 months ending August 6, 2016, at a premium of 5% to the principal amount being redeemed plus any accrued interest, (c) during the 12 months ending August 6, 2017, at a premium of 2% to the principal amount being redeemed plus any accrued interest. In connection with the financing, the Company issued warrants to placement agents to purchase 151,900 shares of common stock at an exercise price of CAD $0.50 per share. Additionally, the Company incurred $157,293 (CAD $174,209) in financing fees.

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

The warrants were valued at $33,583 and were recorded as a component of deferred financing costs. Interest expense related to the debentures amounted to $232,032 and $231,398 for the years ended November 30, 2016 and 2015 respectively. Of the $232,032 (2015: $231,398) $168,292 (2015: $167,832) related to interest and the remaining $63,740 (2015: $63,566) related to the amortization of deferred financing costs. Deferred financing costs as of November 30, 2016, reflects $35,769 outstanding to be amortized for these convertible debentures. Subsequent to the year there were modifications to the terms of these convertible debentures (refer to note 18)

In addition, the Company incurred legal costs for $36,874 during the year ended November 30, 2016, which were costs incurred to raise an additional $1,500,000 of 10% senior secured convertible notes after the year end, and are reflected as deferred financing costs in the balance sheet. (refer to note 18)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

15.	INVENTORY

Inventory as of November 30, 2016, consist of finished goods of Blunt Impact Projectiles 40mm for $836 (November 30, 2015: $30,329) and 40mm LMT launchers for $6,487 (November 30, 2015: $13,990) which are held at the BIP manufacturer.

16.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency risk

The Company held its cash balances within banks in Canada in both United States dollars and Canadian dollars and with banks in United States in United States dollars. The Company’s operations are conducted in USA and its subsidiary operates in Canada. The value of the Canadian dollar against the United States dollar may fluctuate with the changes in economic conditions.

During the year ended November 30, 2016, the US dollar strengthened in relation to the Canadian dollar and upon the translation of the Company’s subsidiary’s revenue, expenses, assets and liabilities held in Canadian dollars, the Company recorded translation adjustment loss of $10,619 (Prior year- a loss of $15,033), in other comprehensive loss. The Convertible debentures issued by SDI in Canadian currency reflected a currency gain of $18,749 and $179,537 for the years ended November 30, 2016 and 2015 respectively.

The Company's Canadian subsidiary revenue, costs of sales, operating costs and capital expenditures are denominated in Canadian dollar. Consequently, fluctuations in the U.S. dollar exchange rate against the Canadian dollar increases the volatility of sales, cost of sales and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward and option contracts to fix the foreign exchange rates. Using a 10% fluctuations in the US exchange rate, the impact on the loss and stockholders’ deficiency is not material except the effect on the foreign exchange conversion of the convertible debt issued in Canadian dollars.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2016 and 2015
(Amounts expressed in US Dollars)

17.	PRIOR PERIOD RESTATEMENT

The financial statements as of November 30, 2015 and for the year then ended are restated to record foreign currency translations gains net of tax of $179,537 and $39,167 in fiscal years 2015 and 2014, respectively, following further analysis of convertible debt issued by the Company in Canadian dollars. Accumulated Deficit as of December 1, 2015, has been reduced by $218,704, net of income tax effect of $nil, to correct the cumulative errors for years 2015 and 2014 to include foreign currency translation gain in income statements to conform to generally accepted accounting principles. The analysis was conducted during the preparation of annual financial statements for 2016.

The effect of changes in the financial statements is summarized as follows:

	Year ended		Quarter ended		Quarter ended		Quarter ended		Year ended
	November 30, 2014		February 28, 2015		May 31, 2015		August 31, 2015		November 30, 2015

	Prior to		Prior to		Prior to		Prior to		Prior to
	Restatement	Restated	Restatement	Restated	Restatement	Restated	Restatement	Restated	Restatement	Restated
	$	$	$	$	$	$	$	$	$	$
Consolidated Balance Sheet:

Deferred financing costs	170,674	165,230	155,000	137,301	138,978	123,770	122,959	103,510	107,108	88,970
Total Assets	1,557,052	1,551,608	1,011,348	993,649	3,056,766	3,041,558	2,545,867	2,526,418	2,166,418	2,148,280
Convertible Debentures	1,398,592	1,353,981	1,398,592	1,238,890	1,398,592	1,245,551	1,398,592	1,177,395	1,398,592	1,161,750
Total Liabilities	1,559,997	1,515,386	1,514,011	1,354,309	1,524,026	1,370,985	1,459,190	1,237,993	1,571,921	1,335,079
Accumulated deficit	(24,042,769)	(24,003,602)	(24,531,262)	(24,389,259)	(25,000,244)	(24,862,410)	(25,467,782)	(25,266,031)	(26,593,207)	(26,374,503)

Consolidated Statement of operations and Comprehensive loss:

Foreign currency translation (gain) loss	-	(39,167)	-	(102,836)	-	4,169	-	(63,917)	-	(179,537)
Total Operating Expenses	2,670,074	2,630,907	433,120	330,284	424,010	428,179	414,490	350,573	2,354,105	2,174,568
Loss from Operations	(2,654,917)	(2,615,750)	(431,436)	(328,600)	(410,657)	(414,826)	(409,213)	(345,296)	(2,319,040)	(2,139,503)
Loss before Income Taxes	(2,722,412)	(2,683,245)	(488,493)	(385,657)	(468,982)	(473,151)	(467,538)	(403,621)	(2,550,438)	(2,370,901)
Net Loss	(2,722,412)	(2,683,245)	(488,493)	(385,657)	(468,982)	(473,151)	(467,538)	(403,621)	(2,550,438)	(2,370,901)
Comprehensive Loss	(2,754,118)	(2,714,951)	(499,718)	(396,882)	(464,597)	(468,766)	(469,833)	(405,916)	(2,565,471)	(2,385,934)
Loss per share - basic and diluted	(0.06)	(0.06)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)	(0.05)

Consolidated Statement of Cash Flows

Net Loss	(2,722,412)	(2,683,245)	(488,493)	(385,657)	(957,475)	(858,808)	(1,425,013)	(1,262,429)	(2,550,438)	(2,370,901)
Adjustment for: Foreign currency translation (gain) loss		(39,167)		(102,836)		(98,667)		(162,584)		(179,537)
Net cash used in operating activities	(1,940,050)	(1,940,050)	(507,246)	(507,246)	(908,650)	(908,650)	(1,417,684)	(1,417,684)	(1,738,824)	(1,738,824)

18.	SUBSEQUENT EVENTS

a) On December 7, 2016, the Company entered a Securities Purchase Agreement (the “Agreement”) with several accredited investors (the “Purchasers”) and Northeast Industrial Partners, LLC as collateral agent for the Purchasers (the “Collateral Agent”) to sell $1,500,000 of 10% senior secured convertible notes (the “Secured Notes”), convertible into shares of the Company’s common stock, in a private placement pursuant to Regulation D under the Securities Act of 1933 (the “Securities Act”). The sale of the Secured Notes was closed on December 7, 2016.

A condition to the sale of the Secured Notes was the exchange of at least 80% in principal amount of the Company’s outstanding 12% Unsecured Debentures, which mature on August 6, 2017 (the “Unsecured Debentures”) for an equal principal amount of Subordinate Secured Debentures. Concurrent with the sale of the Secured Notes, CAD$1,364,000 of the Company’s outstanding Unsecured Debentures, which represented approximately 88% of the outstanding Unsecured Debentures, were exchanged for an equal principal amount of the Subordinate Secured Debentures and an additional CAD$37,000 of Subordinated Secured Debentures were issued in satisfaction of a portion of the accrued interest on the Unsecured Debentures.

The outstanding principal amount of the Secured Notes accrues interest at a rate of 10% per annum, provided that, in the event of default on the Secured Notes, the interest rate will be 15.0% during the period of default. The maturity date of the Secured Notes is June 6, 2019, which date is subject to optional extension by each Purchaser if a change of control of the Company is announced prior to such date. Interest on the Secured Notes is payable in arrears on the last day of each May and November while the Secured Notes are outstanding. The Company has the option to redeem the Secured Notes by paying the Purchaser, the Optional Redemption Price as described in the Secured Notes.

Each Secured Note is convertible into common stock, at the option of the Purchaser. Upon such optional conversion, the outstanding principal amount of the Secured Note converts into shares of Common Stock at a conversion price of $0.24 per share, subject to adjustment as set forth in the Secured Notes (the “Note Conversion Price”). The Company is not required to convert any portion of a Secured Note if doing so, results in the Purchaser beneficially owning more than 4.99% of the outstanding Common Stock after giving effect to such conversion, provided that on sixty (60) days’ prior written notice from the Purchaser to the Company, that percentage will increase to 19.99% .

The CAD$1,364,000 of Subordinate Secured Debentures were issued pursuant to the Indenture in exchange for the Unsecured Debentures in equal principal amount and CAD$37,000 of Subordinate Secured Debentures were issued pursuant to the Indenture in payment of accrued interest. The Subordinate Secured Debentures mature on June 6, 2019 and bear interest at 12% per annum payable, semiannually. The Subordinate Secured Debentures are convertible into common shares of the Company’s Common Stock at the Note Conversion Price so long as any Secured Notes are outstanding, and thereafter, subject to adjustment as set forth in the Indenture.

The Company paid to persons who were instrumental in arranging accepted subscription agreements for the Subordinate Secured Debentures, cash compensation equal to 2% of the principal amount of the Subordinate Secured Debentures arranged by such persons.

b) In January 2017, the Company made the second share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. The shares are subject to a four-month hold period expiring on May 14, 2017. The issuance of shares to Northeast Industrial Partners is the second of four such issuances to occur over the period ending May 15, 2017. Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered.

c) Effective January 1, 2017, the Company executed a one-year service agreement with Northeast Industrial Partners, LLC (“NEIP”) a Corporation in which Bryan Ganz, Director has an ownership interest to pay compensation of $7,500 per month. The said Corporation will assist the Company with administrative services which will include accounting, production, inventory management and human resources. The agreement is for a period of one year and can be terminated by either party by giving 60 days’ notice in writing.

d) Effective January 1, 2017, the Company executed a commercial lease for leasing warehouse space in Perry, Florida. The lease is for an initial three-year term at a monthly lease payment of $3,250. The said lease can be renewed for an additional three-year term with a 10% increase.

e) Effective January 1, 2017, the Company terminated the agreement executed on July 1, 2016 with a non-related consultant to pay compensation of $5,250 per month (refer to Note11)

f) Effective January 27, 2017, the Company terminated the agreement executed on May 1, 2015 with a non-related consultant to pay compensation of $3,750 (CAD $5,000) per month (refer to Note11)

g) In March 2017, the Company made a third share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 503,251 common shares at a deemed price of $0.99 per share to satisfy the payment of $50,000 due on February 15, 2017. The shares are subject to a four-month hold period expiring on July 3, 2017. The issuance of shares to Northeast Industrial Partners is the third of four such issuances to occur over the period ending May 15, 2017. Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered.

