Form 10-Q
period 2017-02-28
Security Devices International Inc.
filed 2017-04-19
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number: 333-132456

SECURITY DEVICES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-1050654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9325 Puckett Road
Perry, FL, 32348
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
Yes      [ ]      No      [X]

As of April 10, 2017, the Company had 56,197,158 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at February 28, 2017 and November 30, 2016
(Amounts expressed in US Dollars)

	February 28,	November 30,
	2017	2016
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash and cash equivalent	1,149,900	192,826
Accounts Receivable	7,539	32,534
Inventory (Note 10)	45,016	7,323
Prepaid expenses and other receivables	74,138	50,037

Total Current Assets	1,276,593	282,720
Deferred financing costs (Note 9)	-	36,874
Property and Equipment (Note 3)	60,227	50,496

TOTAL ASSETS	1,336,820	370,090

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	300,691	245,911
Unsecured Convertible Debentures, net of deferred financing costs of $nil and $35,769, respectively (Note 9)	140,058	1,117,771
Total Current Liabilities	440,749	1,363,682
Long term secured Convertible Debentures, net of deferred financing costs of $93,646 and $nil, respectively (Note 9)	1,615,201	-
Derivative Financial Instruments (Note 9)	467,671

Total Liabilities	2,523,621	1,363,682
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 12)

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2015 - nil).
Common stock, $0.001 par value 100,000,000 shares authorized (2016: 100,000,000), 55,693,907 issued and outstanding (2016: 54,615,642)	55,694	55,105
Additional Paid-In Capital	27,356,685	27,307,274
Deficiency	(28,563,975)	(28,298,613)
Accumulated other comprehensive loss	(35,205)	(57,358)

Total Stockholders' Deficiency	(1,186,801)	(993,592)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	1,336,820	370,090

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Operations and Comprehensive loss
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	three month	three month
	period ended	period ended
	February 28,	February 29,
	2017	2016
	$	$

SALES	42,433	30,503

COST OF SALES	(23,111)	(20,634)

GROSS PROFIT	19,322	9,869

EXPENSES:
Depreciation	11,972	11,629
Foreign currency translation loss	13,156	-
General and administration	523,613	320,351

TOTAL OPERATING EXPENSES	548,741	331,980
LOSS FROM OPERATIONS	(529,419)	(322,111)
Change in fair value of derivative liabilities	421,379	-
Other Expense-Interest (Note 9)	(157,322)	(57,691)
LOSS BEFORE INCOME TAXES	(265,362)	(379,802)
Income taxes	-	-
NET LOSS	(265,362)	(379,802)

Foreign exchange translation adjustment for the period	22,153	(3,618)

COMPREHENSIVE LOSS	(243,209)	(383,420)

Loss per share – basic and diluted	(0.004)	(0.007)

Weighted average common shares outstanding	55,412,298	54,615,642

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2017 and February 29, 2016
(Amounts expressed in US Dollars)
(Unaudited)

	For the three	For the three
	months ended	months ended
	February 28,	February 29,
	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(265,362)	(379,802)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	45,281	15,848
Amortization of debt discount	44,453	-
Foreign currency translation loss	13,156	-
Accrued interest converted to convertible debentures	26,809	-
Change in fair value of derivative liabilities	(421,379)	-
Issue of common shares for services	50,000	-
Depreciation	11,972	11,629
Changes in non-cash working capital:
Accounts receivable	25,250	17,331
Prepaid expenses and other receivables	(23,963)	(548)
Inventory	(37,693)	29,277
Accounts payable and accrued liabilities	53,825	(71,666)

NET CASH USED IN OPERATING ACTIVITIES	(477,651)	(377,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(21,703)	-
NET CASH USED IN INVESTING ACTIVITIES	(21,703)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from convertible debentures	1,433,716	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,433,716	-
Effects of foreign currency exchange rate changes	22,712	(8,728)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT FOR
THE PERIOD	957,074	(386,659)
Cash and cash equivalent, beginning of period	192,826	1,851,021
CASH AND CASH EQUIVALENT, END OF PERIOD	1,149,900	1,464,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	35,307	83,686

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity
For the three-month period ended February 28, 2017.
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,374,503)	(46,739)	813,201
Issue of common shares for services	488,851	489	49,511			50,000
Stock based compensation for issue of options			28,024			28,024
Stock based compensation for modification of warrants			49,912			49,912
Net loss for the year				(1,924,110)		(1,924,110)
Foreign currency translation					(10,619)	(10,619)
Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411			50,000
Net loss for the period				(265,362)		(265,362)
Foreign currency translation					22,153	22,153
Balance as of February 28, 2017	55,693,907	55,694	27,356,685	(28,563,975)	(35,205)	(1,186,801)

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2017 and November 30, 2016, the results of its operations for the three-month periods ended February 28, 2017 and February 29, 2016, and its cash flows for the three-month periods ended February 28, 2017 and February 29, 2016. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended February 28, 2017 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended February 28, 2017 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in the innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of 40mm products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (BIP) line of products, and the future Wireless Electric Projectile 40mm (WEP). The Company has also partnered with manufacturers of 12 gauge less-lethal products and .68 caliber impact and irritant rounds. All products are marketing under SDI brands.

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

The Company has incurred a cumulative loss of $28,563,975 from inception to February 28, 2017. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
(Amounts expressed in US Dollars)
(Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN -Cont’d

In addition to raising funds in the prior years, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In 2015, the Company raised $2,500,000 through the issuance of 7,575,757 common shares and also issued 105,600 common shares on exercise of warrants for $16,775 and 35,000 common shares on exercise of options for $6,995. During the quarter ended February 28, 2017, the Company issued $1,500,000 face value 10% convertible debentures with a term to June 6, 2019 (the “Maturity Date”). The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Software	40%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

		February 28, 2017			November 30, 2016
			Accumulated			Accumulated
		Cost	Amortization		Cost	Amortization
		$	$		$	$
Computer equipment		49,555	35,687		37,573	35,410
Software		4,000	267
Furniture and fixtures		20,998	16,826		18,027	16,648
Leasehold Improvements		26,471	20,112		23,721	19,338
Moulds		209,515	177,420		209,515	166,944
		310,539	250,312		288,836	238,340

Net carrying amount	$		60,227	$		50,496

Depreciation expense	$		11,972(3 months)			46,515(12 months)

4.	CAPITAL STOCK

a)	Authorized

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

55,693,907 Common shares (November 30, 2015: 54,615,642 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
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

Three- months ended February 28, 2017

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	149.08%
Market price of Company’s common stock on date of grant of options	$0.08
Stock-based compensation cost	$25,450

As of November 30, 2016, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Three- month period ended February 28, 2017

The Company did not issue any options or warrants during the three- month period ended February 28, 2017.

As of February 28, 2017 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Three months ended February 28, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In addition, the Company executed a one-year service agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $15,000 for services provided during the quarter ended February 28, 2017.

The Company expensed $8,500 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $5,300 during the quarter.

The Company reimbursed $13,997 to directors and officers for travel and entertainment expenses incurred for the Company.

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
February 28, 2017
(Amounts expressed in US Dollars)
(Unaudited)

7.	COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of $150,000 (CAD $200,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and grant 1,150,000 stock options with a five- year expiry term. The Company must pay 4 months of pay for termination without cause. (see also Note 12 subsequent events for grant of options)

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services, in January, 2017, the Company made the second share issuance to NEIP under the consulting agreement announced on June 20, 2016. The Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. The issuance of shares to NEIP is the second of four such issuances to occur over the period ending May 15, 2017.

Effective January 1, 2017, the Company executed a one-year service agreement with NEIP a Corporation in which Bryan Ganz, Director has an ownership interest to pay compensation of $7,500 per month. The said Corporation will assist the Company with administrative services which will include accounting, production, inventory management and human resources. The agreement is for a period of one year and can be terminated by either party by giving 60 days’ notice in writing.

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

c) Effective January 1, 2017, the Company executed a commercial lease for leasing warehouse space in Perry, Florida. The lease is for an initial three-year term at a monthly lease payment of $3,250. The said lease can be renewed for an additional three-year term with a 10% increase.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
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

a)	$140,058 Unsecured Convertible Debentures

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

The Company evaluated the terms and conditions of the convertible debentures and placement agent warrants under the guidance of ASC 815. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a fixed number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round anti-dilution protection features contained in the contracts. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The debentures did not result in a BCF because the conversion price was not in the money on the inception date. There were no terms or features contained in the warrant agreement that would preclude the warrants from achieving equity classification.

The following table reflects the allocation of the purchase on the financing date:

Convertible Debentures - Face Value	$1,398,342
Proceeds	$(1,279,773)
Deferred financing costs	(190,876)
Paid in capital (warrants)	33,583
Prepaid expenses	16,681
Accrued expenses	21,793
Convertible debentures	1,398,592

As of November 30, 2016, these unsecured convertible debentures, net of unamortized deferred financing costs, were recorded at $ 1,117,771 on exchange rate conversion.

On December 7, 2016, the Company entered a Securities Purchase Agreement to sell $1,500,000 of 10% senior secured convertible debentures, convertible into shares of the Company’s common stock, in a private placement. The sale of the Secured Notes was closed on December 7, 2016. A condition to the sale of the Secured Notes was the exchange of at least 80% in principal amount of the Company’s outstanding 12% Unsecured Debentures, which mature on August 6, 2017 (the “Unsecured Debentures”) for an equal principal amount of Subordinate Secured Debentures. Concurrent with the sale of the Secured Notes, $1,015,026 (CAD$1,363,000) of the Company’s outstanding Unsecured Debentures, which represented approximately 88% of the outstanding Unsecured Debentures, were exchanged for an equal principal amount of the Subordinate Secured Debentures.

Unsecured convertible debentures

	Unsecured	Deferred	Unsecured
	Convertible	financing	Convertible
	Debentures	costs	Debenture (Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchange for subordinate
secured debentures	1,015,026		1,015,026
Amortization of deferred
financing costs		(35,769)	(35,769)
Foreign currency translation loss	(1,544)		(1,544)
Balance as of February 28, 2017	(140,058)	-	(140,058)

b)	Long-term subordinate and secured convertible debentures $1,615,201

(i)	Subordinate convertible debentures

	Subordinate	Deferred	Subordinate
	secured	financing	secured
	Debentures	costs	Debentures (Net)

Balance as of November 30, 2016	-	-	-
Exchange from unsecured convertible debentures	(1,015,026)	-	(1,015,026)
Accrued interest converted to
subordinate secured debentures	(26,809)		(26,809)
Foreign currency translation loss	(11,612)	-	(11,612)
Balance as of February 28, 2017	(1,053,447)	-	(1,053,447)

The $1,015,026 (CAD$1,363,000) of Subordinate Secured Debentures were issued pursuant to the Indenture in exchange for the Unsecured Debentures in equal principal amount and an additional $26,809 (CAD$36,000) of Subordinate Secured Debentures were issued pursuant to the Indenture in payment of accrued interest. The Subordinate Secured Debentures mature on June 6, 2019 and bear interest at 12% per annum payable, semiannually. The Subordinate Secured Debentures are convertible into common shares of the Company’s Common Stock at the Note Conversion Price so long as any Secured Notes are outstanding, and thereafter, subject to adjustment as set forth in the Indenture.

(ii)	Secured convertible debentures

On December 7, 2016, the Company issued a $1,500,000 10% secured convertible debenture with a term to June 9, 2019 (the “Maturity Date”). The holder has the option to convert the outstanding principal and interest into common stock at a conversion price of $0.24 per share. The conversion price is subject to adjustments in the event of subsequent equity issuances at a price per share below $0.24.

The Company has evaluated the terms and conditions of the convertible bridge loan and detachable warrants under the guidance of ASC 815. Even though the instrument's conversion price used to calculate the settlement amount is not fixed the embedded conversion feature is still considered “indexed to an entity's own stock” under the guidance of ASC 815 because the only variables that could affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares. However, the conversion feature did not meet the conditions for equity classification provided in paragraphs 11 through 35 of ASC 815-40-25 because due the contracts contain a security agreement which requires the posting of collateral. Therefore, the conversion feature requires bifurcation and liability classification.

The following table reflects the allocation of the purchase on the financing date:

Convertible Debentures	$1,500,000 Face Value
Proceeds	$(1,396,842)
Embedded conversion feature	889,050
Deferred financing costs	(103,158)
Convertible debentures	610,950

For the three months ended February 28, 2017 the Company recorded amortization of debt discount in the amount of $44,453, amortization of deferred financing costs in the amount of $9,512, and accrued interest of $34,110.

c)	Derivative Financial Instruments

The following tables summarize the components of our derivative liabilities and linked common shares as of February 28, 2017:

February 28,
2017
Derivative liabilities:
Embedded derivatives	$467,671

February 28,
2017
Common shares linked to derivative liabilities:
Embedded derivatives	6,250,000

The following table summarizes the amounts that were reflected in our income related to our derivatives for the three months ended February 28, 2017:

Three Months
Ended February
28, 2017
Derivative income (expense):
Embedded derivatives	$421,379

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations (“MCS”) technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our debentures and classified in liabilities as of February 28, 2017 and December 7, 2016 (Inception):

February 28, 2017
Underlying price on valuation date	$0.14
Contractual conversion rate	$0.24
Contractual term to maturity	2.25 Years
Market volatility	110%
Contractual interest rate	10.00%

December 7, 2016
Underlying price on valuation date	$0.22
Contractual conversion rate	$0.24
Contractual term to maturity	2.50 Years
Market volatility	110%
Contractual interest rate	10.00%

The following table reflects the issuances of compound embedded derivatives during the three months ended February 28, 2017.

Three Months
Ended February
28, 2017
Balances at December 1	$—
Issuances	889,050
Changes in fair value inputs and assumptions reflected in income	(421,379)
Balances at February 28	$467,671

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
February 28, 2017
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of February 28, 2017 consist of finished goods of Blunt Impact Projectiles 40mm for $42,885 (November 30, 2016: $836) and 40mm LMT launchers for $2,131 (November 30, 2016: $6,487) which are held at the BIP manufacturer.

11.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating segments and reportable segments, and each of those segments are led by our CEO. Performance is assessed and resources are allocated by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the quarters ended February 28, 2017 and February 29, 2016:

Quarter ended February 28, 2017

	SDI	SDI Canada	Total
Sales	$39,265	$7,756	$47,021

Quarter ended February 29, 2016

	SDI	SDI Canada	Total
Sales	$26,933	$19,245	$46,178

	2017	2016
Sales	$47,021	$46,178
Elimination of intersegment revenue	(4,588)	(15,675)

Consolidated sales	$42,433	30,503

Quarter ended February 28, 2017

	SDI	SDI Canada	Total
Assets	$1,208,491	$128,329	$1,336,820

Quarter ended February 29, 2016

	SDI	SDI Canada	Total
Assets	$1,453,711	$254,777	$1,708,488

12.	SUBSEQUENT EVENT

a) In March 2017, the Company made a third share issuance to NEIP under the consulting agreement announced on June 20, 2016. The Company issued 503,251 common shares at a deemed price of $0.099 per share to satisfy the payment of $50,000 due on February 15, 2017. The shares are subject to a four-month hold period expiring on July 3, 2017. The issuance of shares to NEIP is the third of four such issuances to occur over the period ending May 15, 2017. Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered.

b) On March 28, 2017 the Company issued 1,150,000 stock options to the CEO of the Company at an exercise price of US $0.10 (CAD $0.13) and which expire on March 27, 2022.

PART II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED FEBRUARY 28, 2017

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2016.

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

Additional less lethal munitions include 12 gauge and .68 caliber impact and chemical irritant projectiles. The 12 gauge has been a long- standing tool for law enforcement and correctional services, as most all patrol cars carry a shotgun to fire the 12 gauge munitions when required. The .68 caliber projectiles are fired from an air gun system for close range incidents where impact force is not the main objective with a subject, but chemical irritants are necessary to stop an assailant.

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

During Q1, SDI announced that it received its first sale of 40MM launchers to a Law Enforcement Agency. This is an important step for SDI to be seen as having the availability to access other less lethal products to fulfil customer requests.

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

Q12017

During the quarter, the Company completed the issuance of senior secured convertible notes (the “Senior Secured Notes”) to raise USD $1,500,000. This offering was announced and described in the Company’s news release of October 18, 2016.

It was a condition of the offering of Senior Secured Notes that not less than 80% of SDI’s outstanding unsecured debentures (the “Unsecured Debentures”) be exchanged for subordinate convertible secured debentures (the “Subordinate Secured Debentures”). Approximately 88% of the outstanding Unsecured Debentures were exchanged for Subordinate Secured Debentures. The issuances of Senior Secured Notes and Subordinate Secured Debentures were non-brokered transactions.

During the quarter, SDI issued 589,414 common shares at a deemed price of $0.0848 (CAD$0.1142) per share to satisfy the payment of USD $50,000 due on November 15, 2016. The shares are subject to a four-month hold period expiring on May 14, 2017. The issuance of shares to Northeast Industrial Partners is the second of four such issuances to occur over the period ending May 15, 2017, as described in the June 20, 2016 news release.

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

During Q1, SDI received their Federal Firearms and Federal Explosives Licenses. The licensing allows the Company to house and travel with 40mm launchers and munitions for demonstrations globally. The licenses also allow the Company to manufacture, distribute and ship firearms, ammunition and ammunition components, as well as destructive devices. The newly acquired licenses will assist SDI in augmenting new lines of less lethal munitions and components in the coming quarters.

Over the last quarter, the Company signed five (5) new Master Distributors. Master Distributors purchase product from SDI at the lowest price but in exchange, commit to minimum annual purchases of $100,000 annually. This is the first time SDI has signed Master Distributors. The company also signed two (2) new Dealers. Dealers purchase from SDI at slightly higher pricing than Master Distributors, however, Dealers have only a $25,000 annual commitment.

The new Master Distributors include;, FACTA Global, Surplus Ammo Arms, Ed’s Public Safety, US Tactical, and Wolverine Supplies. SDI’s new Master Distributors and Dealers will increase the Company’s presence and reach in the northeast, northwest, and southeast corridors in the US, as well as eastern and western Canada.

SDI also signed a consulting agreement with Proxima Consulting, a consulting firm based in Oman, that works with Ministries throughout the GCC (Gulf Coast Countries) countries. The GCC countries include: Oman, Kuwait, Saudi Arabia, United Arab Emirates, Qatar, and Bahrain. As a result of the Proxima Consulting agreement, SDI was able to exhibit at IDEX (the International Defense Exhibition & Conference) in Abu Dhabi on February 2017.

Subsequent to the quarter, the Company signed a multi-year OEM agreement with Mission Less Lethal (Mission), headquartered in Fort Wayne, IN. Under this agreement, SDI will be able to offer its customers a full line of .68 caliber chemical irritant projectiles and air-powered launchers produced by Mission Less Lethal. Mission Less Lethal is the world leader in the design, development, and manufacture of .68 caliber projectiles and launchers, currently in use by thousands of law enforcement agencies in the U.S. and around the world.

The .68 caliber launchers and projectiles are an important addition to SDI’s line of less lethal munitions. Currently, SDI’s flagship product line, the Blunt Impact Projectile (BIP) leads the 40mm (high-kinetic) less lethal segment in range, accuracy, and most importantly safety. Capable of delivering over 200 joules of kinetic energy the BIP is designed to stop an assailant with a single shot. Similarly, SDI’s extensive range of 12 gauge munitions including bean bags, rubber finned rockets, rubber balls and door breaching rounds provide law enforcement with a wide array of less lethal tools. Producing between 110-150 joules of energy these products offer a complete solution set in the mid-to-high kinetic segment. The .68 caliber line of chemical irritant projectiles and launchers fills a critical gap in SDI’s offering by servicing the low kinetic impact segment. At only 15 joules of energy these systems rely more on the dispersion of chemical irritants than on impact energy.

SDI has begun marketing their OEM .68 caliber projectiles and launchers under the Mini Ball™ brand with a full roll-out planned for Q2-2017. The Company’s goal is to provide its dealers, distributors and law enforcement agencies with the widest possible array of less lethal options so that officers always have the correct tool for the job when required.

Operations

The Company has now launched three less lethal lines of products including; the BIP 40mm line, the 12 gauge line of munitions, and the ..68 caliber chemical irritant projectiles and launchers.

Website Update

SDI continues to update its website to manage its digital presence, as well as maintain its top positioning in search engines for the less-lethal industry. New product lines have been added to the Company’s website during the quarter. The Company has also revised it messaging to respond to recent global law enforcement confrontations, such as incidents in the US, South America and in Europe.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, and police agencies for crowd control.

The Company has three product lines:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company has developed eight versions of the standard BIP, seven of which contain a payload and one of which is a cheaper cost, training round. A payload is an internal medium within the BIP, holding a liquid or powder substance.

b)

The Company now offers a line of 12 gauge less lethal projectiles and irritants for law enforcement and correctional services agencies. The projectiles come in impact form, rubber balls, chemical irritants, flash bangs, and door breaching pellets.

c)

The Company also now offers a full line of .68 caliber impact and chemical irritant projectiles for use by correctional services and law enforcement agencies. The platform for these projectiles is an air gun system that includes either a magazine or hopper to house the projectiles for ease of use and rapid deployment.

d)

The Company has undertaken substantial work to develop the WEP, a wireless electric projective which releases an electrical pulse that induces a muscle spasm and causes the target to fall to the ground helpless. This product is not fully complete at this time.

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

General

•	As of February 28, 2017, SDI had consultants and full-time employees.
•	SDI’s offices are located at 9325 Puckett Road, Perry, FL 32348 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada.
•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $28,952,899 from inception to February 28, 2017. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to raising funds in the prior years, the Company raised $649,750 by issuance of 2,165,834 common shares during the year ended November 30, 2012. On August 15, 2013, the Company filed an amended and restated final prospectus (the “Prospectus”) in Canada, in the provinces of Alberta, British Columbia and Ontario for listing its shares in these provinces in Canada. On August 27, 2013 the Company completed an initial public offering to raise gross proceeds of CAD $3,993,980 (US $3,794,280) through the issuance of 9,984,950 Common Shares at a price of CAD $0.40 (US $0.38) per Common Share (the “Issue Price”). During the year ended November 30, 2014, the Company issued $1,398,592 (CAD $1,549,000) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”) and raised net $1,241,299. In 2015, the Company raised $2,500,000 through the issuance of 7,575,757 common shares and also issued 105,600 common shares on exercise of warrants for $16,775 and 35,000 common shares on exercise of options for $6,995. During the quarter ended February 28, 2017, the Company issued $1,500,000 face value 10% convertible debentures with a term to June 6, 2019 (the “Maturity Date”). The Company’s common shares commenced trading on the TSX Venture Exchange (“TSX”) under the symbol “SDZ”.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 28, 2017

		Three-		Three-
		month		month
		period		period
		February 28,		February 29,
		2017		2016
		(unaudited)		(unaudited)

	$		$

Net loss for the three- month period		(265,362)		(379,802)

Basic and diluted loss per share		(0.004)		(0.007)
Total assets		1,336,820		1,708,488

Total liabilities		2,523,621		1,497,411
Cash dividends per share		-		-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2017 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending February 28, 2017 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	February 28,	February 29,
	2017	2016

Sales	42,433	30,503
Cost of sales	(23,111)	(20,634)
Gross Profit	19,322	9,869
Operating Expenses	$548,741	$331,980
Other expenses -Interest	$157,322	$57,691
Change in fair value of derivative liabilities	$(421,379)	$-
Net Loss for Period	$265,362	$379,802

(Loss) per Share	($0.004)	($0.007)

The Company’s selected information for the quarter ended February 28, 2017 (unaudited) and November 30, 2016 (audited) are as follows:

	February 28,	November
	2017	30, 2016
Total current assets	1,276,593	282,720
Total assets	1,336,820	370,090
Total current liabilities	440,749	1,363,682
Total liabilities	2,523,621	1,363,682
Stockholders’ deficiency	(1,186,801)	(993,592)

Net loss for the three months ended February 28, 2017 was $265,362 ($0.004 per share) as compared to $379,802 $0.007 per share) for the three- month period ended February 29, 2016. The major components of the change relate to:

During the quarter ended February 28, 2017, the company recorded a gain from the change in fair value of derivative liabilities by $421,379 as compared to $nil for the prior period.

Effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which Bryan Ganz, a director has an ownership interest. For the consultant services, during the quarter ended February 28, 2017, the Company made the second share issuance to NEIP under the consulting agreement. The Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of $50,000 (Prior quarter $nil)

Cash Flows

Net cash used in operations for the three months ended February 28, 2017, was $477,651 as compared to $377,931 used for the three months ended February 29, 2016. The major components of change relate to:

The Company’s Inventory increased by $37,693 in 2017 as compared to a decrease of $29,277 in 2016. This increase in inventory represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $(21,703) during the three- month period ended February 28, 2017 as compared to $nil for the prior period ended February 29, 2016. The Company acquired property and equipment for $21,703 during the three- month period ended February 28, 2017.

Net Cash flow from financing activities was $1,433,716 in 2017 as compared to $nil in 2016. This increase in 2017 was the net cash from convertible debentures raised during the quarter.

There was an overall increase in cash of $957,074 in 2017 as compared to a decrease in cash of $386,659 during 2016.

Liquidity and Capital Resources

As at February 28, 2017, cash and cash equivalent was $1,149,900, as compared to $192,826 at November 30, 2016. This increase is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At February 28, 2017, the Company had a working capital of $835,844. The major components are as follows; cash and cash equivalent $1,149,900; prepaid expenses and other receivables $74,138; Inventory for $45,016; accounts receivable for $7,539; Unsecured convertible debentures for $140,058 and accounts payable and accrued liabilities of $300,691.

At November 30, 2016, the Company had a working capital deficit of ($1,080,962). The major components are as follows; cash and cash equivalent $192,826; prepaid expenses and other receivables $50,037; accounts receivable for $32,534; Inventory for $7,323; Convertible debentures for $1,117,771 and accounts payable and accrued liabilities of $245,911.

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

Three months ended February 28, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of $50,000 due on November 15, 2016. In addition, the Company executed a one-year service agreement with NEIP to pay compensation of $7,500 per month. The Company expensed $15,000 for services provided during the quarter ended February 28, 2017.

The Company expensed $8,500 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $5,300 during the quarter.

The Company reimbursed $13,997 to directors and officers for travel and entertainment expenses incurred for the Company.

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

Compensation of Directors during Quarters Ended February 28, 2017 and February 29, 2016.

Quarter ended February 29, 2017:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Non-Independent Directors		in Cash	Awards	(2)
Dean Thrasher (1)		$31,800	--	-
Bryan Ganz (3)	$		50,000
Independent Directors
Keith Morrison		$-	-	-
David Goodbrand		$-	-	-
Karim Kanji		$-	-	-

(1)	This includes payment to Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

(3)	Issuance of 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of $50,000 issued to NEIP, a Corporation in which Mr. Ganz has an ownership interest,

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

COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of $150,000 (CAD $200,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and grant 1,150,000 stock options with a five- year expiry term. The Company must pay 4 months of pay for termination without cause. (see also subsequent events for grant of options)

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. The said Corporation will assist the Company with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. For the consultant services, in January, 2017, the Company made the second share issuance to NEIP under the consulting agreement announced on June 20, 2016. The Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. The issuance of shares to NEIP is the second of four such issuances to occur over the period ending May 15, 2017.

Effective January 1, 2017, the Company executed a one-year service agreement with NEIP a Corporation in which Bryan Ganz, Director has an ownership interest to pay compensation of $7,500 per month. The said Corporation will assist the Company with administrative services which will include accounting, production, inventory management and human resources. The agreement is for a period of one year and can be terminated by either party by giving 60 days’ notice in writing.

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

c) Effective January 1, 2017, the Company executed a commercial lease for leasing warehouse space in Perry, Florida. The lease is for an initial three-year term at a monthly lease payment of $3,250. The said lease can be renewed for an additional three-year term with a 10% increase.

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

SUBSEQUENT EVENTS

a) In March 2017, the Company made a third share issuance to NEIP under the consulting agreement announced on June 20, 2016. The Company issued 503,251 common shares at a deemed price of $0.99 per share to satisfy the payment of $50,000 due on February 15, 2017. The shares are subject to a four-month hold period expiring on July 3, 2017. The issuance of shares to NEIP is the third of four such issuances to occur over the period ending May 15, 2017. Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered.

b) On March 28, 2017 the Company issued 1,150,000 stock options to the CEO of the Company at an exercise price of US $0.10 (CAD $0.13) and which expire on March 27, 2022.

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

Outstanding share data

As of April 10, 2017, the Company had 56,197,158 issued and outstanding shares of common stock.

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

Infringement of Intellectual Property Rights

While the Corporation believes that its products and other intellectual property do not infringe upon the proprietary rights of third parties, its commercial success depends, in part, upon the Corporation not infringing intellectual property rights of others. A number of the Corporation’s competitors and other third parties have been issued or may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those utilized by the Corporation. Some of these patents may grant very broad protection to the owners of the patents. The Corporation has not undertaken a review to determine whether any existing third party patents or the issuance of any third- party patents would require the Corporation to alter its technology, obtain licenses or cease certain activities. The Corporation may become subject to claims by third parties that its technology infringes their intellectual property rights due to the growth of products in its target markets, the overlap in functionality of those products and the prevalence of products. The Corporation may become subject to these claims either directly or through indemnities against these claims that it provides to end-users, manufacturer’s representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

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

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2017, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 28, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, the Company made the second share issuance to NEIP under the consulting agreement announced on June 20, 2016. The Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. The shares are subject to a four-month hold period expiring on May 14, 2017. The issuance of shares to NEIP is the second of four such issuances to occur over the period ending May 15, 2017.

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: April 19, 2017

By: /s/ Dean Thrasher
Dean Thrasher, Principal Executive
Officer

Date: April 19, 2017

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer