Form 10-Q
period 2017-05-31
Security Devices International Inc.
filed 2017-07-06
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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
Yes [   ]        No [X]

As of June 28, 2017, the Company had 56,732,099 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at May 31, 2017 and November 30, 2016
(Amounts expressed in US Dollars)

	May 31,	November 30,
	2017	2016
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash and cash equivalent	595,788	192,826
Accounts Receivable	22,265	32,534
Inventory (Note 10)	232,700	7,323
Prepaid expenses and other receivables	17,872	50,037

Total Current Assets	868,625	282,720
Deferred financing costs (Note 9)	-	36,874
Property and Equipment (Note 3)	47,003	50,496

TOTAL ASSETS	915,628	370,090

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	256,984	245,911
Unsecured Convertible Debentures, net of deferred financing costs of $nil and $35,769, respectively (Note 9)	137,660	1,117,771
Total Current Liabilities	394,644	1,363,682
Long term secured Convertible Debentures, net of deferred financing costs of $83,329 and $nil, respectively (Note 9)	1,669,359	-
Derivative Financial Instruments (Note 9)	381,671	-

Total Liabilities	2,445,674	1,363,682
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 12)

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2015 - nil).
Common stock, $0.001 par value 100,000,000 shares authorized (2016: 100,000,000), 56,732,099 issued and outstanding (2016: 55,104,493)	56,732	55,105
Additional Paid-In Capital	27,607,863	27,307274
Deficiency	(29,159,079)	(28,298,613)
Accumulated other comprehensive loss	(35,562)	(57,358)

Total Stockholders' Deficiency	(1,530,046)	(993,592)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	915,628	370,090

See condensed notes to the interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive loss
For the Six months and Three Months Ended May 31, 2017 and May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	six	six	three	three
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
	$	$	$	$

SALES	139,605	52,222	97,172	21,719
COST OF SALES	(75,284)	(32,337)	(52,173)	(11,703)
GROSS PROFIT	64,321	19,885	44,999	10,016

EXPENSES:
Depreciation	25,122	23,258	13,150	11,629
Foreign currency translation gain	(7,289)		(20,445)
General and administration	1,111,194	732,637	587,581	412,286
TOTAL OPERATING EXPENSES	1,129,027	755,895	580,286	423,915
LOSS FROM OPERATIONS	(1,064,706)	(736,010)	(535,287)	(413,899)
Change in fair value of derivative liabilities	507,379		86,000
Other expense- Interest (Note 9)	(303,139)	(116,016)	(145,817)	(58,325)
LOSS BEFORE INCOME TAXES	(860,466)	(852,026)	(595,104)	(472,224)
Income taxes	-	-	-	-
NET LOSS	(860,466)	(852,026)	(595,104)	(472,224)
Foreign exchange translation adjustment for the period	21,796	(7,830)	(357)	(4,212)
COMPREHENSIVE LOSS	(838,670)	(859,856)	(595,461)	(476,436)
Loss per share - basic and diluted	(0.02)	(0.02)	(0.01)	(0.01)
Weighted average number of common shares outstanding	55,802,386	54,615,642	56,188,187	54,615,642

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2017 and May 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

	For the six	For the six
	months ended	months ended
	May 31,	May 31,
	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(860,466)	(852,026)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	55,598	31,870
Amortization of debt discount	106,338	-
Foreign currency translation gain	(7,289)	-
Accrued interest converted to convertible debentures	26,809	-
Fair value of options issued	152,216	-
Change in fair value of derivative liabilities	(507,379)	-
Issue of common shares for services	150,000	-
Depreciation	25,122	23,258
Changes in non-cash working capital:
Accounts receivable	10,171	17,022
Prepaid expenses and other receivables	32,218	(1,882)
Inventory	(225,377)	31,061
Accounts payable and accrued liabilities	11,015	(65,764)

NET CASH USED IN OPERATING ACTIVITIES	(1,031,024)	(816,461)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(21,703)	-
NET CASH USED IN INVESTING ACTIVITIES	(21,703)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from convertible debentures	1,433,716	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,433,716	-
Effects of foreign currency exchange rate changes	21,973	(20,394)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT FOR
THE PERIOD	402,962	(836,855)
Cash and cash equivalent, beginning of period	192,826	1,851,021
CASH AND CASH EQUIVALENT, END OF PERIOD	595,788	1,014,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	94,989	83,686

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,374,503)	(46,739)	813,201
Issue of common shares for services	488,851	489	49,511			50,000
Stock based compensation for issue of options			28,024			28,024
Stock based compensation for modification of warrants			49,912			49,912
Net loss for the year				(1,924,110)		(1,924,110)
Foreign currency translation					(10,619)	(10,619)
Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411			50,000
Issue of common shares for services	503,251	503	49,497			50,000
Issue of common shares for services	534,941	535	49,465			50,000
Stock based compensation for issue of options			152,216			135,482
Net loss for the period				(860,466)		(860,466)
Foreign currency translation					21,796	21,796
Balance as of May 31, 2017	56,732,099	56,732	27,607,863	(29,159,079)	(35,562)	(1,530,046)

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2017 and November 30, 2016, the results of its operations for the six and three-month periods ended May 31, 2017 and May 31, 2016, and its cash flows for the six-month periods ended May 31, 2017 and May 31, 2016. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended May 31, 2017 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended May 31, 2017 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $29,159,079 from inception to May 31, 2017. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
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
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Software	40%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	May 31, 2017		November 30, 2016
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	49,476	36,741	37,573	35,410
Software	4,000	533
Furniture and fixtures	20,998	17,152	18,027	16,648
Leasehold Improvements	26,471	21,135	23,721	19,338
Moulds	209,515	187,896	209,515	166,944
	310,460	263,457	288,836	238,340

Net carrying amount		$47,003		$50,496

Depreciation expense		$25,122(6 months)		$46,515(12 months)

4.	CAPITAL STOCK

a)	Authorized

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

56,732,099 Common shares (November 30, 2016: 55,104,493 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
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

Six- months ended May 31, 2017

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

In March 2017, the Company made the third share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. The issuance of shares to Northeast Industrial Partners is the third of four such issuances to occur over the period ending May 15, 2017.

In May 2017, the Company made the fourth and final share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. The issuance of shares to Northeast Industrial Partners is the fourth and final of four such issuances to occur over the period ending May 15, 2017.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
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

The maximum number of Shares which may be reserved for issuance to insiders of the Company in any 12- month period shall be 10% of the Shares issued and outstanding at the start of such 12-month period (on a non-diluted basis).

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

Fair value of warrants was calculated using the Black Scholes option pricing model with the following assumptions:

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

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

Six- month period ended May 31, 2017

Warrants:

The Company did not issue any warrants during the six- month period ended May 31, 2017.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

Stock Options:

On March 27, 2017, the board of directors granted options to the CEO to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of $0.10 (CAD $0.13) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	134.27%
Market price of Company’s common stock on date of grant of options	$0.10
Stock-based compensation cost expensed	$27,890
Unvested stock based compensation expense	$72,515

On May 26, 2017, the board of directors granted 895,000 options to directors and 75,000 options to a consultant to acquire a total of 970,000 common shares. These options were issued at an exercise price of $0.15 (CAD $0.20) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Forfeiture rate		0%
Volatility		127.9%
Market price of Company’s common stock on date of grant of options		$0.15
Stock-based compensation cost expensed		$124,326
Unvested stock based compensation expense	$	Nil

As of May 31, 2017, there was $72,515 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Six months ended May 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $37,500 for services provided during the six- month period ended May 31, 2017.

The Company expensed $15,000 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $46,300 during the six- month period ended May 31, 2017 and the Company expensed $27,890 for fair value of options which vested during this period.

During the six- month period ended May 31, 2017, the Company issued options to directors. The Company expensed $114,713 for fair value of options which vested during this period.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

7.	COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of $150,000 (CAD $200,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term. The Company must pay 4 months of pay for termination without cause.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. All payments of the consulting fee during the extension shall be made by the issuance of common shares in the capital of SDI.

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
May 31, 2017
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

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

a) $137,660 Unsecured Convertible Debentures

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

Unsecured convertible debentures

	Unsecured	Deferred	Unsecured
	Convertible	financing	Convertible
	Debentures	costs	Debenture (Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchange for subordinate secured debentures	1,015,026		1,015,026
Amortization of deferred financing costs		(35,769)	(35,769)
Foreign currency translation	854		854
Balance as of May 31, 2017	(137,660)	-	(137,660)

b)	Long-term subordinate and secured convertible debentures $1,669,356

(i)	Subordinate convertible debentures

	Subordinate	Deferred	Subordinate
	secured	financing	secured
	Debentures	costs	Debentures (Net)

Balance as of November 30, 2016	-	-	-
Exchange from unsecured convertible debentures	(1,015,026)	-	(1,015,026)
Accrued interest converted to
subordinate secured debentures	(26,809)		(26,809)
Foreign currency translation	6,436	-	6,435
Balance as of May 31, 2017	(1,035,400)	-	(1,035,400)

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d The following table reflects the allocation of the purchase on the financing date:

Convertible Debentures	$1,500,000 Face Value
Proceeds	$(1,396,842)
Embedded conversion feature	889,050
Deferred financing costs	(103,158)
Convertible debentures	610,950

For the six months ended May 31, 2017 the Company recorded amortization of debt discount in the amount of $55,598, amortization of deferred financing costs in the amount of $19,829, and accrued interest of $71,918.

c)      Derivative Financial Instruments

The following tables summarize the components of our derivative liabilities and linked common shares as of May 31, 2017:

May 31,
2017
Derivative liabilities:
Embedded derivatives	$381,671

May 31,
2017
Common shares linked to derivative liabilities:
Embedded derivatives	6,250,000

The following table summarizes the amounts that were reflected in our income related to our derivatives for the six months ended May 31, 2017:

Six Months
Ended May
31, 2017
Derivative income (expense):
Embedded derivatives	$507,379

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

9.        CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk- free rates. We have selected Binomial Lattice to fair value our warrant derivatives because we believe this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations (“MCS”) technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our debentures and classified in liabilities as of May 31, 2017 and December 7, 2016 (Inception):

May 31, 2017
Underlying price on valuation date	$0.13
Contractual conversion rate	$0.24
Contractual term to maturity	2 Years
Market volatility	110%
Contractual interest rate	10.00%

December 7, 2016
Underlying price on valuation date	$0.22
Contractual conversion rate	$0.24
Contractual term to maturity	2.50 Years
Market volatility	110%
Contractual interest rate	10.00%

The following table reflects the issuances of compound embedded derivatives during the six months ended May 31, 2017.

Six Months
Ended May
31, 2017
Balances at December 1	$—
Issuances	889,050
Changes in fair value inputs and assumptions reflected in income	(507,379)
Balances at May 31, 2017	$381,671

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
May 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of May 31, 2017 consist of finished goods of Blunt Impact Projectiles 40mm for $131,160 and inventory acquired for outside manufacturers for sale for $101,540

11.	SEGMENT DISCLOSURES

The Company is organized into two geographic areas in the U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating segments and reportable segments, and each of those segments are led by our CEO. Performance is assessed and resources are allocated by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the six months ended May 31, 2017 and May 31, 2016:

Six months ended May 31, 2017

	SDI	SDI Canada	Total
Sales	$65,482	$74,123	$139,605

Six months ended May 31, 2016

	SDI	SDI Canada	Total
Sales	$27,091	$25,131	$52,222

	2017	2016
Sales	$185,596	$71,778
Elimination of intersegment revenue	(45,991)	(19,556)

Consolidated sales	$139,605	52,222

Six months ended May 31, 2017

	SDI	SDI Canada	Total
Assets	$845,112	$70,516	$915,628

Six months ended May 31, 2016

	SDI	SDI Canada	Total
Assets	$1,009,654	$222,965	$1,232,619

12.      SUBSEQUENT EVENT

On June 19, 2017, the Company issued 150,000 stock options to an employee of the Company at an exercise price of US $0.15 (CAD $0.20) and which expire on June 18, 2022.

PART II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED MAY 31, 2017

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2016.

The following discussion contains forward-looking statements, which are subject to risks and uncertainties and other factors that may cause SDI’s results to differ materially from expectations. When reviewing the Company's forward-looking statements, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These include risk relating to market fluctuations, performance, strength of the North American and other world economies and foreign exchange fluctuations. These forward-looking statements speak only as of the date hereof. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update these forward-looking statements. The Company does have an ongoing obligation to disclose material information as it becomes available. The discussion also includes cautionary statements about these matters. You should read the cautionary statements made below as being applicable to all forward-looking statements wherever they appear in this document.

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

Additional less lethal munitions include 12 gauge and .68 caliber impact and chemical irritant projectiles. The 12 gauge has been a long-standing tool for law enforcement and correctional services, as most all domestic patrol cars carry a shotgun to fire the 12 gauge munitions when required. The .68 caliber projectiles are fired from an air gun system for close range incidents where impact force is not the main objective with a subject, but chemical irritant munitions are necessary to stop an assailant.

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

In the fall of 2010 the Company underwent a change in the board of directors and management. This precipitated a change in the direction of the company as development of the WEP was discontinued and the company shifted its focus to a new product – the 40mm Blunt Impact Projectile (BIP). The Company concluded that the cost and time required to complete development and testing of the BIP were significantly less than that required to complete development and testing of the WEP. The goal was to develop a product that it could bring to market more quickly. The Company was able to exploit some of the patent pending technology of the WEP into the BIP. In 2011, the Company moved its engineering, intellectual property and production facilities to the operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts.

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

There were several problems with these 37mm rounds. First, they were inaccurate due to the lack of barrel rifling. Since most SWAT teams carry single shot launchers, a round that cannot be shot accurately is of little value. Second, because of their lightweight, they did not have much stopping power. Suspects that were “committed” would often “shake off” a direct hit. Finally, the rounds would bounce off walls or other hard surfaces which made them dangerous to use in confined areas such as a jail cell. Numerous corrections officers have been hurt by impact rounds ricocheting off of jail cell walls.

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

The Company believes that its patented collapsible head technology will transform the industry as law enforcement agencies recognize the tactical advantages of a less-lethal weapon that can be safely, accurately and effectively deployed at close range distances between 10 feet and 100 feet. SDI has been in discussions several industry players about licensing SDI’s technology.

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

In 2012, the Company began the development of six new less-lethal ammunition rounds. These new rounds will be a modified version of the BIP, four of which carry a payload, including; BIP MP (temporary powder-based marking agent), BIP ML (semi-permanent liquid marking agent), BIP OC (Oleoresin Capsicum - a pepper spray powder), BIP CS (tear gas powder), BIP MO (malodorant liquid), and the BIP TR (training round).

2013

The Company moved its full manufacturing and supply chain operations to the BIP manufacturer, a supply manufacturing and engineering company, in the Boston, MA area.

The Company undertook an Initial Public Offering (IPO) in January and became a public reporting issuer on the TSX-Venture Exchange in September 2013.

2014

SDI began another globally recognized testing protocol with a military agency called HECOE (the Human Effects Centre of Excellence). This world-renowned agency is located in the Air Force Research Laboratory (AFRL), in partnership with the US Joint Non-lethal Weapons Directorate (JNLWD). This group conducts research to assist Non-lethal Weapon (NLW) Program Managers across the U.S. Department of Defense (DoD) in assessing effectiveness and risks of NLWs. The positive conclusion of this testing allows the DOD to purchase SDI rounds.

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

2015

In January 2015, SDI commenced a public relations program and through the year, SDI has been featured in over 800 media outlets globally, including live interviews on FOX television, News One in New York, and CP24 in Toronto.

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

July - The Associated Press (“AP”), conducted interviews with SDI management and attended SDI’s manufacturing partners’ location for an in depth look at the company and the technology. The AP completed a story on the uniqueness of the product line and the increased element of safety that SDI’s products offer, and released the story to the newswire, where it was picked up by over 800 media outlets, worldwide.

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

Q1 2017

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

The new Master Distributors include: FACTA Global, Surplus Ammo Arms, US Tactical Supply, Wolverine Supplies, and Ed’s Public Safety. SDI’s new Master Distributors and Dealers will increase the Company’s presence and reach in the northeast, northwest, and southeast corridors in the US, as well as eastern and western Canada.

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

Q2 2017

During Q2, SDI received the majority of its Department of Transportation (DOT) approvals to ship 12 gauge chemical munitions, 37/40mm launchable rounds, as well as specified hand thrown smoke and gas.

During the quarter, the company made its fourth and final instalment share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 534,941 common shares at a deemed price of $0.0935 (CAD$0.1275) per share to satisfy the payment of USD $50,000 due on May 15, 2017. The shares are subject to a four-month hold period expiring on September 16, 2017.

SDI signed on two new dealers to distribute their lines of munitions. The two dealers are located in Texas and Michigan, two strategic States that the Company did not have presence.

Subsequent to the quarter, SDI announced the signing of a multi-year agreement to provide its patented collapsible head blunt impact projectiles (BIPs) and collapsible head payload projectiles including OC (pepper spray), CS (tear gas), ML (marking liquid), MP (marking powder), MO (malodorant), IN (inert powder) and DNA (plant based DNA forensic marking rounds) to The Safariland Group (Safariland), headquartered in Jacksonville, FL.

SDI will supply BIPs and payload projectiles to Safariland for integration with Safariland's proprietary propulsion system. These new rounds will be marketed under the industry-leading Defense Technology brand name. The first shipment of rounds were made as of the date of the press release.

Management believes that the agreement with Safariland validates the more than five years of research and development that SDI has invested in the creation of the collapsible head 40mm round. Management further believes that by working in partnership with Safariland, together the companies can reach a far larger market for the BIP than SDI would be able to reach on its own.

The Safariland Group is a leading global provider of a broad range of safety and survivability products designed for the public safety, military, professional and outdoor markets. The Safariland Group offers a number of recognized brand names in these markets including Safariland®, Med-Eng®, ABA®, Second Chance®, VIEVU®, Mustang Survival®, Bianchi®, Break Free®, PROTECH® Tactical, Defense Technology®, Hatch®, Monadnock®, Identicator® and NIK®. The Safariland Group's mission, "Together, We Save Lives", is inherent in the lifesaving and protective products it delivers. The Safariland Group is headquartered in Jacksonville, Florida. The Safariland Group is a trade name of Safariland, LLC.

On May 19, 2017 Public Works and Government Services Canada issued a Request for a Standing Offer (Solicitation #M0077-16J101/A) on behalf of the Royal Canadian Mounted Police (RCMP), for 40mm Blunt Impact Projectiles. SDI has submitted their bid for this standing offer in the anticipation of winning the 3 year tender (with two one year options totalling 5 years). The standing offer for the Company’s calls for 150,000 rounds for years 1 to 3, and an additional 150,000 40mm Blunt Impact Projectiles for the 2 optional years.

Operations

The Company has now launched three less lethal lines of products including; the BIP 40mm line, the 12 gauge line of munitions, and the ..68 caliber chemical irritant projectiles and launchers.

Website Update

SDI continues to update its website to manage its digital presence, as well as maintain its top positioning in search engines for the less-lethal industry. New product lines have been added to the Company’s website. The Company has also revised its messaging to respond to recent global law enforcement confrontations, such as incidents in the US, South America and in Europe.

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

b)

The Company offers a line of 12 gauge less lethal projectiles and irritants for law enforcement and correctional services agencies. The projectiles come in impact form, rubber balls, chemical irritants, flash bangs, and door breaching pellets.

c)

The Company offers a full line of .68 caliber impact and chemical irritant projectiles for use by correctional services and law enforcement agencies. The platform for these projectiles is an air gun system that includes either a magazine or hopper to house the projectiles for ease of use and rapid deployment.

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

General

  SDI’s offices are located at 9325 Puckett Road, Perry, FL 32348 and 125 Lakeshore Road East, Unit 300, Oakville, Ontario L6J 1H3 Canada.
  SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $29,159,079 from inception to May 31, 2017. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2016

	Three- month	Three- month
	period	period
	May 31,	May 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss for the three- month period	595,104	472,224
Basic and diluted loss per share	(0.01)	(0.01)

	As at	As at
	May 31,	November
	2017	30, 2016
Total assets	915,628	370,090

Total liabilities	2,445,674	1,363,682
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2017 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur expenses before becoming profitable.

Financial highlights (unaudited) for the three- month and six- month period ending May 31, 2017 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	May 31,	May 31,
	2017	2016
	$	$
Sales	97,172	21,719
Cost of sales	(52,173)	(11,703)
Gross Profit	44,999	10,016
Operating Expenses	(580,286)	(423,915)
Change in fair value of derivative liabilities	86,000	-
Other expenses -Interest	(145,817)	(58,325)
Net Loss for Period	(595,104)	(472,224)
(Loss) per Share	($0.01)	($0.01)

Operating Results	For the six months	For the six months
	ended	ended
	May 31,	May 31,
	2017	2016
	$	$
Sales	139,605	52,222
Cost of sales	(75,284)	(32,337)
Gross Profit	64,321	19,885
Operating Expenses	(1,112,293)	(755,895)
Change in fair value of derivative liabilities	507,379	-
Other expenses -Interest	(303,139)	(116,016)
Net Loss for Period	(860,466)	(852,026)

(Loss) per Share	($0.02)	($0.02)

The Company’s selected information for the six- month period ended May 31, 2017 (unaudited) and November 30, 2016 (audited) are as follows:

	May 31,	November
	2017	30, 2016
Total current assets	868,625	282,720
Total assets	915,628	370,090
Total current liabilities	394,644	1,363,682
Total liabilities	2,445,674	1,363,682
Stockholders’ deficiency	(1,530,046)	(993,592)

Net loss for the three months ended May 31, 2017 was $595,104 ($0.01 per share) as compared to net loss of $472,224 ($0.01 per share) for the three- month period ended May 31, 2016. The major components of the change relate to:

During the quarter ended May 31, 2017, the company recorded stock based compensation expense for $152,216 (prior period $nil).

The Company recorded gain in change in fair value of derivative liabilities for $86,000 in 2017 as compared to $nil for 2016.

Effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which Bryan Ganz, a director has an ownership interest. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017.

Cash Flows

Net cash used in operations for the six months ended May 31, 2017, was $1,031,024 as compared to $816,461 used for the six months ended May 31, 2016. The major components of change relate to:

The Company’s Inventory increased by $225,377 in 2017 as compared to a decrease of $31,061 in 2016. This increase in inventory represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $(21,703) during the six- month period ended May 31, 2017 as compared to $nil for the prior period ended May 31, 2016. The Company acquired property and equipment for $21,703 during the six- month period ended May 31, 2017.

Net Cash flow from financing activities was $1,433,716 in 2017 as compared to $nil in 2016. This increase in 2017 was the net cash from convertible debentures raised during the quarter.

There was an overall increase in cash of $402,962 in 2017 as compared to a decrease in cash of $836,855 during 2016.

Liquidity and Capital Resources

As at May 31, 2017, cash and cash equivalent was $595,788, as compared to $192,826 at November 30, 2016. This increase is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At May 31, 2017, the Company had a working capital of $473,981. The major components are as follows; cash and cash equivalent $595,788; prepaid expenses and other receivables $17,872; Inventory for $232,700; accounts receivable for $22,265; Unsecured convertible debentures for $137,660 and accounts payable and accrued liabilities of $256,984.

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

Six months ended May 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $37,500 for services provided during the six- month period ended May 31, 2017.

The Company expensed $15,000 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $46,300 during the six- month period ended May 31, 2017and the Company expensed $27,890 for fair value of options which vested during this period.

During the six- month period ended May 31, 2017, the Company issued options to directors. The Company expensed $114,713 for fair value of options which vested during this period.

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

Compensation of Directors for six months period ended May 31, 2017 and May 31, 2016.

Six months ended May 31, 2017:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Non-Independent Directors		in Cash	Awards	(2)
Dean Thrasher (1)		$72,800	--	27,890
Bryan Ganz (3)	$		150,000
Independent Directors
Keith Morrison		$-	-	43,578
Karim Kanji		$-	-	37,170
Karen Bowling		$-	-	33,965

(1)	This includes payment to Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

(3)	Issuance of common shares to satisfy the payment of $150,000 issued to NEIP, a Corporation in which Mr. Ganz has an ownership interest,

Six months ended May 31, 2016:
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

COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of $150,000 (CAD $200,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term. The Company must pay 4 months of pay for termination without cause.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three- month period during the extension. All payments of the consulting fee during the extension shall be made by the issuance of common shares in the capital of SDI.

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

SUBSEQUENT EVENTS

On June 19, 2017, the Company issued 150,000 stock options to an employee of the Company at an exercise price of US $0.15 (CAD $0.20) and which expire on June 18, 2022.

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

Outstanding share data

As of June 28, 2017, the Company had 56,732,099 issued and outstanding shares of common stock.

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

Legal proceedings

None

Item 4.        Controls and Procedures.

            (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2017, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

            (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company made share issuances to NEIP under the consulting agreement announced on June 20, 2016. In January, 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017.

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: July 5, 2017

By: /s/ Dean Thrasher
Dean Thrasher, Principal Executive
Officer

Date: July 5, 2017

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer