Form 10-Q
period 2017-08-31
Security Devices International Inc.
filed 2017-10-23
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-132456

SECURITY DEVICES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	71-1050654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Audubon Road, Bldg 2, Suite 201
Wakefield, MA 01880
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
Yes [  ]    No [X]

As of October 15, 2017, the Company had 57,230,522 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Amounts expressed in US Dollars)

(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No

Interim Consolidated Balance Sheets as at August 31, 2017 and year ended November 30, 2016	1

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine months and three months ended August 31, 2017 and August 31, 2016	2

Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and August 31, 2016	3

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the nine months ended August 31, 2017 and year ended November 30, 2016	4

Condensed Notes to Interim Consolidated Financial Statements	5-16

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
As at August 31, 2017 and November 30, 2016
(Amounts expressed in US Dollars)

	August 31,	November 30,
	2017	2016
	(unaudited)	(audited)
	$	$
ASSETS

CURRENT
Cash and cash equivalent	254,894	192,826
Accounts Receivable	27,542	32,534
Inventory (Note 10)	210,303	7,323
Prepaid expenses and other receivables	19,232	50,037
Total Current Assets	511,971	282,720
Deferred financing costs (Note 9)	-	36,874
Property and Equipment (Note 3)	29,813	50,496

TOTAL ASSETS	541,784	370,090

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	332,112	245,911
Promissory note payable (Note 12)	70,640	-
Unsecured Convertible Debentures, net of deferred financing costs of $nil and $35,769, respectively (Note 9)	76,125	1,117,771
Total Current Liabilities	478,877	1,363,682
Long term secured Convertible Debentures, net of deferred financing costs of $73,012 and $nil, respectively (Note 9)	1,821,807	-
Derivative Liability (Note 9)	224,637	-

Total Liabilities	2,525,321	1,363,682
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 13)

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (2016 - nil).
Common stock, $0.001 par value 100,000,000 shares authorized (2016: 100,000,000), 56,732,099 issued and outstanding (2016: 55,104,493)	56,732	55,105
Additional Paid-In Capital	27,653,025	27,307274
Deficiency	(29,659,794)	(28,298,613)
Accumulated other comprehensive loss	(33,500)	(57,358)

Total Stockholders' Deficiency	(1,983,537)	(993,592)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	541,784	370,090

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.

Interim Consolidated Statements of Operations and Comprehensive loss
For the Nine months and Three months Ended August 31, 2017 and August 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	nine	nine	three	three
	months	months	months	months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016
	$	$	$	$

SALES	209,958	82,849	70,353	30,627
COST OF SALES	(121,989)	(51,021)	(46,705)	(18,684)
GROSS PROFIT	87,969	31,828	23,648	11,943

EXPENSES:
Depreciation	42,596	34,886	17,474	11,628
Foreign currency translation loss	72,246		79,535
General and administration	1,544,953	1,166,555	433,759	433,918
TOTAL OPERATING EXPENSES	1,659,795	1,201,441	530,768	445,546
LOSS FROM OPERATIONS	(1,571,826)	(1,169,613)	(507,120)	(433,603)
Change in fair value of derivative liabilities	664,413		157,034
Other expense- Interest (Note 9)	(453,768)	(174,341)	(150,629)	(58,325)
LOSS BEFORE INCOME TAXES	(1,361,181)	(1,343,954)	(500,715)	(491,928)
Income taxes	-	-	-	-
NET LOSS	(1,361,181)	(1,343,954)	(500,715)	(491,928)
Foreign exchange translation adjustment for
the period	23,858	(9,132)	2,062	(1,302)
COMPREHENSIVE LOSS	(1,337,323)	(1,353,086)	(498,653)	(493,230)
Loss per share - basic and diluted	(0.02)	(0.02)	(0.01)	(0.01)
Weighted average number of common shares outstanding	56,115,696	54,615,642	56,732,099	54,615,642

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2017 and August 31, 2016
(Amounts expressed in US Dollars)
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31,	August 31,
	2017	2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(1,361,181)	(1,343,954)
Items not requiring an outlay of cash:
Amortization of deferred financing costs	65,915	47,892
Amortization of debt discount	174,038	-
Foreign currency translation loss	72,246	-
Accrued interest converted to convertible debentures	26,809	-
Stock-based compensation	197,378	2,574
Change in fair value of derivative liabilities	(664,413)	-
Issue of common shares for services	150,000	-
Depreciation	42,596	34,886
Changes in non-cash working capital:
Accounts receivable	5,301	22,944
Prepaid expenses and other receivables	31,534	(55,434)
Inventory	(202,980)	27,335
Accounts payable and accrued liabilities	81,795	(83,764)

NET CASH USED IN OPERATING ACTIVITIES	(1,380,962)	(1,347,521)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(21,703)	-
NET CASH USED IN INVESTING ACTIVITIES	(21,703)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	70,640	-
Repayment of convertible debentures	(66,640)
Net proceeds from convertible debentures	1,433,716	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,437,716	-
Effects of foreign currency exchange rate changes	27,017	(15,276)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT FOR THE PERIOD	62,068	(1,362,797)
Cash and cash equivalent, beginning of period	192,826	1,851,021
CASH AND CASH EQUIVALENT, END OF PERIOD	254,894	488,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-

INTEREST PAID	103,840	161,372

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the Nine Months Ended August 31, 2017 and Year Ended November 30, 2016
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,374,503)	(46,739)	813,201
Issue of common shares for services	488,851	489	49,511			50,000
Stock based compensation for issue of options			28,024			28,024
Stock based compensation for modification of warrants			49,912			49,912
Net loss for the year				(1,924,110)		(1,924,110)
Foreign currency translation					(10,619)	(10,619)
Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411			50,000
Issue of common shares for services	503,251	503	49,497			50,000
Issue of common shares for services	534,941	535	49,465			50,000
Stock based compensation for issue of options			197,378			197,378
Net loss for the period				(1,361,181)		(1,361,181)
Foreign currency translation					23,858	23,858
Balance as of August 31, 2017	56,732,099	56,732	27,653,025	(29,659,794)	(33,500)	(1,983,537)

See condensed notes to the interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
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

The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2017 and November 30, 2016, the results of its operations for the nine and three-month periods ended August 31, 2017 and August 31, 2016, and its cash flows for the nine-month periods ended August 31, 2017 and August 31, 2016. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended August 31, 2017 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada “Security Devices International Canada Corp”. The interim unaudited consolidated financial statements for the period ended August 31, 2017 include the accounts of Security Devices International, Inc. (the “Company” or “SDI” ), and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $29,659,794 from inception to August 31, 2017. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
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
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Software	40%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	August 31, 2017		November 30, 2016
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	49,802	37,852	37,573	35,410
Software	4,000	800
Furniture and fixtures	20,998	17,478	18,027	16,648
Leasehold Improvements	26,471	26,471	23,721	19,338
Moulds	209,515	198,372	209,515	166,944
	310,786	280,973	288,836	238,340

Net carrying amount		$29,813		$50,496

Depreciation expense		$42,596(6 months)		$46,515(12 months)

4.	CAPITAL STOCK

a)	Authorized

100,000,000* Common shares, $0.001 par value

And

5,000,000 Preferred shares, $0.001 par value

*On October 6, 2017 the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 100,000,000 to 200,000,000 common shares (refer to note 13-subsequent events).

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
August 31, 2017
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

Nine- months ended August 31, 2017

In January 2017, the Company made the second share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. The issuance of shares to Northeast Industrial Partners is the second of four such issuances to occur over the period ending May 15, 2017. (See note 7)

In March 2017, the Company made the third share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. The issuance of shares to Northeast Industrial Partners is the third of four such issuances to occur over the period ending May 15, 2017. (See note 7)

In May 2017, the Company made the fourth and final share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. The Company issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. The issuance of shares to Northeast Industrial Partners is the fourth and final of four such issuances to occur over the period ending May 15, 2017. (See note 7)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
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
August 31, 2017
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

Nine- month period ended August 31, 2017

Warrants:

The Company did not issue any warrants during the nine- month period ended August 31, 2017.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

Nine- month period ended August 31, 2017-Cont’d

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

Risk free rate	2.00%
Expected dividends	0%
Forfeiture rate	0%
Volatility	134.27%
Market price of Company’s common stock on date of grant of options	$0.10
Stock-based compensation cost expensed	$44,624
Unvested stock based compensation expense	$55,781

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

On June 19, 2017, the board of directors granted options to an employee to acquire a total of 150,000 common shares. These options were issued at an exercise price of $0.16 (CAD $0.20) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Forfeiture rate		0%
Volatility		128.8%
Market price of Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$17,795
Unvested stock based compensation expense	$	Nil

On August 10, 2017, the board of directors granted options to a new director to acquire a total of 96,667 common shares. These options were issued at an exercise price of $0.16 (CAD $0.20) per share and vest immediately and expire August 16, 2022. The fair value of each option used for the purpose of estimating the stock compensation is calculated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Forfeiture rate		0%
Volatility		129.9%
Market price of Company’s common stock on date of grant of options		$0.13
Stock-based compensation cost expensed		$10,633
Unvested stock based compensation expense	$	Nil

As of August 31, 2017, there was $55,781 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Nine months ended August 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. The Company accrued expense for $62,500 for the quarter ended August, 2017 and this expense was settled and paid subsequently to the quarter by issue of shares (see also Note 13-subsequent events). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $60,000 for services provided during the nine- month period ended August 31, 2017.

The Company expensed $27,000 for services provided by the CFO of the Company and $32,300 for services provided by two Corporations in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $78,500 during the nine- month period ended August 31, 2017.

During the nine- month period ended August 31, 2017, the Company issued options to directors. The Company expensed $169,970 for fair value of options which vested during this period.

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
August 31, 2017
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

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. All payments of the consulting fee during the extension shall be made by the issuance of common shares in the capital of SDI. The number of shares issued is calculated by dividing the volume weighted average trading price per SDI common shares for the 20 day period proceeding the due date.  (see also Note 13-subsequent events)

Effective January 1, 2017, the Company executed a one-year service agreement with NEIP a Corporation in which Bryan Ganz, Director has an ownership interest to pay compensation of $7,500 per month. The said Corporation will assist the Company with administrative services which will include accounting, production, inventory management and human resources. The agreement is for a period of one year and can be terminated by either party by giving 60 days’ notice in writing.

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

c) Effective January 1, 2017, the Company executed a commercial lease for leasing warehouse space in Perry, Florida. The lease is for an initial three-year term at a monthly lease payment of $3,250. The said lease can be renewed for an additional three-year term with a 10% increase. Effective August 31, 2017, both parties terminated this lease.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

8.	EXCLUSIVE SUPPLY AGREEMENT

The Company entered a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on August 1, 2017. This Agreement provides the Company to order and purchase only from the BIP Manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least sixty (60) days prior to the end of the then-current term.

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

a)	$76,125 Unsecured Convertible Debentures

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

Unsecured convertible debentures

	Unsecured	Deferred	Unsecured
	Convertible	financing	Convertible
	Debentures	costs	Debenture (Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchange for subordinate secured debentures	1,015,026		1,015,026
Amortization of deferred financing costs		(35,769)	(35,769)
Repayment of unsecured convertible debentures	66,640		66,640
Foreign currency translation	(4,251)		(4,251)
Balance as of August 31, 2017	(76,125)	-	(76,125)

On August 6, 2017, the Company repaid $66,640 of convertible debentures and balance convertible debenture holders for $76,125 executed agreements for forbearance of their debt with new repayment date to February 16, 2018.

b)	Long-term subordinate and secured convertible debentures $1,669,356

(i)	Subordinate convertible debentures

	Subordinate	Deferred	Subordinate
	secured	financing	secured
	Debentures	costs	Debentures (Net)

Balance as of November 30, 2016	-	-	-
Exchange from unsecured convertible debentures	(1,015,026)	-	(1,015,026)
Accrued interest converted to subordinate secured debentures	(26,809)		(26,809)
Foreign currency translation	(67,995)	-	(67,995)
Balance as of August 31, 2017	(1,109,830)	-	(1,109,830)

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
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The following table reflects the allocation of the purchase on the financing date:

Convertible Debentures	$1,500,000 Face
Value
Proceeds	$(1,396,842)
Embedded conversion feature	889,050
Deferred financing costs	(103,158)
Convertible debentures	610,950

For the nine months ended August 31, 2017 the Company recorded amortization of debt discount in the amount of $174,038, amortization of deferred financing costs in the amount of $30,146, and accrued interest of $109,727.

The interest due and payable on May 31, 2017 remained unpaid. The Company and the holder agreed that the unpaid installment of interest will accrue and be paid on October 31, 2017.

c)	Derivative Financial Liabilities

The following tables summarize the components of our derivative liabilities and linked common shares as of August 31, 2017:

August 31,
2017
Derivative liabilities:
Embedded derivatives	$224,637

August 31,
2017
Common shares linked to derivative liabilities:
Embedded derivatives	6,250,000

The following table summarizes the amounts that were reflected in our income related to our derivatives for the nine months ended August 31, 2017:

Nine Months
Ended August
31, 2017
Change in fair value of derivative liabilities
Embedded derivatives	$664,413

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the share purchase options that have been bifurcated from our debentures and classified in liabilities as of August 31, 2017 and December 7, 2016 (Inception):

August 31,
2017
Underlying price on valuation date	$0.13
Contractual conversion rate	$0.24
Contractual term to maturity	22 months
Market volatility	80.45%
Contractual interest rate	10.00%

December
7, 2016
Underlying price on valuation date	$0.22
Contractual conversion rate	$0.24
Contractual term to maturity	2.50 Years
Market volatility	110%
Contractual interest rate	10.00%

The following table reflects the issuances of compound embedded derivatives during the nine months ended August 31, 2017.

Nine
Months
Ended
August
31, 2017
Balances at December 1, 2016	$—
Issuances	889,050
Changes in fair value inputs and assumptions reflected in income	(664,413)
Balances at August 31, 2017	$224,637

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Interim Consolidated Financial Statements
August 31, 2017
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of August 31, 2017 consist of finished goods of Blunt Impact Projectiles 40mm for $119,920 and inventory acquired from outside manufacturers for sale for $90,383.

11.	SEGMENT DISCLOSURES

The Company is organized into two geographic areas in the U.S.A. and Canada respectively. The U.S.A. and Canada operations are our operating segments and reportable segments, and each of those segments are led by our CEO. Performance is assessed and resources are allocated by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the nine months ended August 31, 2017 and August 31, 2016:

Nine months ended August 31, 2017

	SDI	SDI Canada	Total
Sales	$178,287	$77,662	$255,949

Nine months ended August 31, 2016

	SDI	SDI Canada	Total
Sales	$47,945	$34,904	$82,849

	2017	2016
Sales	$255,949	$109,578
Elimination of intersegment revenue	(45,991)	(26,729)

Consolidated sales	$209,958	82,849

Nine months ended August 31, 2017

	SDI	SDI Canada	Total
Assets	$486,681	$55,103	$541,784

Nine months ended August 31, 2016

	SDI	SDI Canada	Total
Assets	$579,906	$145,139	$725,045

12.	PROMISSORY NOTE PAYABLE

On August 10, 2017, the Company issued a promissory note to a director of the Company for cash advance receipt for $70,640 (CAD $89,040). Interest is payable on the said note at 12% per annum. Both the principal and interest are due and payable on February 16, 2018. The Company accrued $490 as interest for the period ended August 31, 2017.

13.	SUBSEQUENT EVENTS

In September 2017, the Company made the first share issuance to NEIP under the renewed consulting agreement effective May 1, 2017. The Company issued 498,423 common shares at a price of $0.125 per share to satisfy the payment of $62,500 due for the period May1, 2017 to July 31, 2017, on August 15, 2017. The shares are subject to a four-month hold period. Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered.

Effective September 7, 2017, Keith Morrison and Karim Kanji resigned as members of the Board of directors.

Effective October 1, 2017, the Company appointed Paul Jensen as President and COO of the Company at a compensation of $200,000 per annum. From October 1, 2017 through June 30, 2018, the salary is payable entirely by issue of Company stock, to be issued 15 days after the end of each calendar quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time the Company can pay the entire salary in cash and be cash positive, the entire monthly salary will be paid in cash.

On October 6, 2017 the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 100,000,000 to 200,000,000 common shares.

PART II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED AUGUST 31, 2017

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

During Q3 SDI reported that it has made the first share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 488,851 common shares at a price of $ 0.1023 (CAD $0.1322) per share to satisfy the payment of USD $50,000 due on August 15, 2016. The shares will be subject to a four-month hold period expiring on January 13, 2017, and will not vest until May 2017.

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

During the quarter, SDI issued 589,414 common shares at a price of $0.0848 (CAD$0.1142) per share to satisfy the payment of USD $50,000 due on November 15, 2016. The shares are subject to a four-month hold period expiring on May 14, 2017. The issuance of shares to Northeast Industrial Partners is the second of four such issuances to occur over the period ending May 15, 2017, as described in the June 20, 2016 news release.

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

During the quarter, the company made its fourth and final instalment share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 534,941 common shares at a price of $0.0935 (CAD$0.1275) per share to satisfy the payment of USD $50,000 due on May 15, 2017. The shares are subject to a four-month hold period expiring on September 16, 2017.

SDI signed on two new dealers to distribute their lines of munitions. The two dealers are located in Texas and Michigan, two strategic States that the Company did not have presence.

On May 19, 2017 Public Works and Government Services Canada issued a Request for a Standing Offer (Solicitation #M0077-16J101/A) on behalf of the Royal Canadian Mounted Police (RCMP), for 40mm Blunt Impact Projectiles. SDI has submitted their bid for this standing offer in the anticipation of winning the 3 year tender (with two one year options totaling 5 years). The standing offer for the Company’s calls for 150,000 rounds for years 1 to 3, and an additional 150,000 40mm Blunt Impact Projectiles for the 2 optional years.

Q3 2017

During the quarter, SDI agreed to extend the consulting agreement between the Company and Northeast Industrial Partners LLC (“Northeast”) first announced on June 20, 2016. SDI and Northeast have agreed to extend the consulting agreement that will automatically renew each quarter until either party gives notice of cancellation. For its services and subject to stock exchange approval, Northeast will be issued SDI common shares for its services on August 15, 2017 and quarterly thereafter while the consulting agreement is in effect. Payments will be prorated if the consulting agreement is terminated during any quarterly period.

During Q3, SDI announced the signing of a multi-year agreement to provide its patented collapsible head blunt impact projectiles (BIPs) and collapsible head payload projectiles including OC (pepper spray), CS (tear gas), ML (marking liquid), MP (marking powder), MO (malodorant), IN (inert powder) and DNA (plant based DNA forensic marking rounds) to The Safariland Group (Safariland), headquartered in Jacksonville, FL.

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

During Q3, the Company appointed Don Levantin to the board of directors as an independent member.

Mr. Levantin is a senior executive with a proven record of positioning companies for growth, profitability and acquisition. He is currently the chief executive officer and a board member of Amphora Inc., the leading global software solution and service provider for energy and commodity trading, risk management, and logistics execution. With over 30 years experience, he is an accomplished strategist in conceptualizing, building and operating corporations on a global level in the commodity sector. Prior to leading Amphora, he was a co-founder of Commoditrack, a real-time mark-to-market and risk management platform for commodities, which was acquired by the Intercontinental Exchange (ICE) and later by Sungard Financial Systems. Prior to building and leading companies in the software sector, Mr. Levantin was a commodity trader with Philipp Brothers Commodity Corp. and Phibro Energy. He holds a BS in business and economics from Lehigh University.

Effective October 1, 2017 the Company appointed Paul Jensen as the company’s new President and Chief Operating Officer.

Mr. Jensen is a seasoned, global executive with direct experience in developing high performance teams, managing complex projects, and building a global network of trusted advisers and business partners. His experiences have been focused on plastics contract manufacturing, the defence sector, technology licensing and managing intricate, multinational programs. Mr. Jensen has extensive business experience in the Middle East in both the public and private sectors of defence.

Mr. Jensen’s tenures include: co-founding Halo Maritime Defense Systems, an award-winning technology company offering the world’s most advanced marine automated security system with 13 patents and over $300-million in naval and defence opportunities; Nypro Inc., a billion-dollar plastics injection molding contract manufacturer, where Mr. Jensen held senior management positions for nearly two decades (directed a business unit with $150-million in sales); and positions with Kodak and GE, as well as the U.S. Army (nine years of active duty serving in command positions with the 82nd Airborne Division and XVIIIth Airborne Corps, leading up to Operation Urgent Fury, and on the staff and faculty of the U.S. Military Academy as an assistant professor of chemistry. Mr. Jensen was twice awarded the Meritorious Service Medal.

A distinguished graduate of the U.S. Military Academy at West Point (1977), Mr. Jensen received his MS in chemistry from MIT (1979 — Fannie and John Hertz Fellow) and holds an MBA with honours from Golden Gate University (1982). He is a graduate of the senior executive program at the University of Tennessee and has served on the adjunct faculty at the Fuqua School of Business, Duke University.

During the quarter, the Royal Canadian Mounted Police (the “RCMP”) awarded its request for standing offer tender for 150,000 40mm less-lethal rounds to SDI’s North American licensee partner, for the Company’s collapsible-head technology under the brand Defense Technology - 40mm BIP Collapsible Gel Round.

The tender is for 150,000 rounds over a three-year period with an option for an additional 150,000 rounds over an additional two-year period. SDI has supplied rounds to various RCMP departments over the last few years. The Company began supplying the first rounds under its agreement with Safariland in August 2017.

The Company continues to look to partner with and license its intellectual property to large global technology companies that have established defense manufacturing capabilities and in-place distribution networks allowing SDI to reduce its retail effort that currently focuses on direct sales to local police departments and correctional facilities. SDI is in talks with groups in the Middle East as well as the Far East for such partnerships.

In the coming quarter, direct sales efforts for the Company will be moving to an e-commerce platform that will garner increased margins for product sales, and streamline efforts in serving customers. The Company is also looking to develop alternative 40mm launcher solutions to meet the needs of markets that are not serviced within the law enforcement and home defense sectors.

Subsequent to the quarter, Bryan Ganz was appointed executive chairman of the company from his current position as President.

Keith Morrison has resigned from the Company’s board of directors as Chairman, and Karim Kanji has also resigned from the board of directors.

Subsequent to the quarter SDI has closed its warehouse in Perry, FL where it housed its 12g and Mini Ball line of products. This move is to streamline operations and focus on the Company’s 40mm BIP line of products for e-commerce and licensing sales, as well as international licensing opportunities.

Operations

The Company has restructured to reduce its overhead and operating expenses with its new e-commerce and licensing model.

Website Update

SDI continues to update its website to manage its digital presence, as well as maintain its top positioning in search engines for the less-lethal industry. The e-commerce initiative will roll-out in the current quarter for its line of less-lethal products.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, police agencies, and private security for crowd control.

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

General

•	SDI’s offices are located at 107 Audubon Road, Bldg 2, Suite 201 Wakefield, MA 01880
•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $29,659,794 from inception to August 31, 2017. The Company has funded operations through the issuance of capital stock and convertible debentures. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2017

	Three- month	Three- month
	period	period
	August 31,	August 31,
	2017	2016
	(unaudited)	(unaudited)

Net loss for the three- month period	500,715	491,928
Basic and diluted loss per share	(0.01)	(0.01)

	As at	As at
	August 31,	November
	2017	30, 2016
Total assets	541,784	370,090

Total liabilities	2,525,321	1,363,682
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2017 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur expenses before becoming profitable.

Financial highlights (unaudited) for the three- month and nine- month period ending August 31, 2017 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	August 31,	August 31,
	2017	2016
	$	$
Sales	70,353	30,627
Cost of sales	(46,705)	(18,684)
Gross Profit	23,648	11,943
Operating Expenses	(530,768)	(445,546)
Change in fair value of derivative liabilities	157,034	-
Other expenses -Interest	(150,629)	(58,325)
Net Loss for Period	(500,715)	(491,928)
(Loss) per Share	($0.01)	($0.01)

Operating Results	For the nine months	For the nine months
	ended	ended
	August 31,	August 31,
	2017	2016
	$	$
Sales	209,958	82,849
Cost of sales	(121,989)	(51,021)
Gross Profit	87,969	31,828
Operating Expenses	(1,659,795)	(1,201,441)
Change in fair value of derivative liabilities	664,413	-
Other expenses -Interest	(453,768)	(174,341)
Net Loss for Period	(1,361,181)	(1,343,954)

(Loss) per Share	($0.02)	($0.02)

The Company’s selected information for the nine- month period ended August 31, 2017 (unaudited) and November 30, 2016 (audited) are as follows:

	August 31,	November
	2017	30, 2016
Total current assets	511,971	282,720
Total assets	541,784	370,090
Total current liabilities	478,877	1,363,682
Total liabilities	2,525,321	1,363,682
Stockholders’ deficiency	(1,983,537)	(993,592)

Net loss for the three months ended August 31, 2017 was $500,715 ($0.01 per share) as compared to net loss of $491,928 ($0.01 per share) for the three- month period ended August 31, 2016. The major components of the change relate to:

During the quarter ended August 31, 2017, the company recorded stock based compensation expense for $45,162 (prior period $2,574).

The Company recorded gain in change in fair value of derivative liabilities for $157,034 in this quarter of 2017 as compared to $nil for 2016.

The Company recorded foreign currency translation loss for $79,535 in this quarter of 2017 as compared to $nil for 2016.

Effective May 1, 2017, the Company extended a consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which Bryan Ganz, a director has an ownership interest. For services rendered by NEIP during the said extension, the Company will pay NEIP $62,500 within 15 days following every consecutive three month period during the extension.

Cash Flows

Net cash used in operations for the nine months ended August 31, 2017, was $1,380,962 as compared to $1,347,521 used for the nine months ended August 31, 2016. The major components of change relate to:

The Company’s Inventory increased by $202,980 in 2017 as compared to a decrease of $27,335 in 2016. This increase in inventory represents the investment in inventory available for sale in next period.

Net cash flow from investing activities was $(21,703) during the nine- month period ended August 31, 2017 as compared to $nil for the prior period ended August 31, 2016. The Company acquired property and equipment for $21,703 during the nine- month period ended August 31, 2017.

Net Cash flow from financing activities was $1,437,716 in 2017 as compared to $nil in 2016. This increase in 2017 was primarily the net cash from convertible debentures raised during the period for $1,433,716.

There was an overall increase in cash of $62,068 in 2017 as compared to a decrease in cash of $1,362,797 during 2016.

Liquidity and Capital Resources

As at August 31, 2017, cash and cash equivalent was $254,894, as compared to $192,826 at November 30, 2016. This change is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2017, the Company had a working capital of $33,094. The major components are as follows; cash and cash equivalent $254,894; prepaid expenses and other receivables $19,232; Inventory for $210,303; accounts receivable for $27,542; Unsecured convertible debentures for $76,125, promissory note payable for $70,640 and accounts payable and accrued liabilities of $332,112.

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

Nine months ended May 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. The Company accrued expense for $62,500 for the quarter ended August, 2017 and this expense was settled and paid subsequently to the quarter by issue of shares (see also Note 13-subsequent events). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $60,000 for services provided during the nine- month period ended August 31, 2017.

The Company expensed $27,000 for services provided by the CFO of the Company and $32,300 for services provided by two Corporations in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $78,500 during the nine- month period ended August 31, 2017.

During the nine- month period ended August 31, 2017, the Company issued options to directors. The Company expensed $169,970 for fair value of options which vested during this period.

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

Compensation of Directors for nine months period ended August 31, 2017 and August 31, 2016.

Nine months ended August 31, 2017:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Non-Independent Directors		in Cash	Awards	(2)
Dean Thrasher (1)		$110,800	--	44,624
Bryan Ganz (3)	$		150,000
Independent Directors
Keith Morrison *		$-	-	43,578
Karim Kanji **		$-	-	37,170
Don Levantin		$-		10,633
Karen Bowling		$-	-	33,965

* Resigned from the Company effective September 7, 2017 ** Resigned from the Company effective September 7, 2017

(1)	This includes payment to Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

(3)	Issuance of common shares to satisfy the payment of $150,000 issued to NEIP, a Corporation in which Mr. Ganz has an ownership interest.

Nine months ended August 31, 2016:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(2)
Gregory Sullivan (1)	$151,250	--	-
Allen Ezer	$63,050	--	-
Dean Thrasher (3)	$154,900	--	-
Bryan Ganz (2)	$50,000	--	-

Independent Directors
Keith Morrison	$-	-	-
David Goodbrand	$-	-	-
Karim Kanji	$42,200	-	-

(1)	Mr. Sullivan resigned as the CEO and director of the Company effective July 15, 2016. His compensation includes $57,600 paid to him on full and final settlement on his resignation and termination.

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

COMMITMENTS

a) Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of $150,000 (CAD $200,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term. The Company must pay 4 months of pay for termination without cause. Effective August, 2017, the Company started making payments to a corporation owned and controlled by the CEO.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January, 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. All payments of the consulting fee during the extension shall be made by the issuance of common shares in the capital of SDI (see also Note 13-subsequent events)

Effective January 1, 2017, the Company executed a one-year service agreement with NEIP a Corporation in which Bryan Ganz, Director has an ownership interest to pay compensation of $7,500 per month. The said Corporation will assist the Company with administrative services which will include accounting, production, inventory management and human resources. The agreement is for a period of one year and can be terminated by either party by giving 60 days’ notice in writing.

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

c) Effective January 1, 2017, the Company executed a commercial lease for leasing warehouse space in Perry, Florida. The lease is for an initial three-year term at a monthly lease payment of $3,250. The said lease can be renewed for an additional three-year term with a 10% increase. Effective August 31, 2017, both parties terminated this lease.

EXCLUSIVE SUPPLY AGREEMENT

The Company entered a Development, Supply and Manufacturing Agreement with the BIP Manufacturer on August 1, 2017. This Agreement provides the Company to order and purchase only from the BIP Manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the Agreement. The Agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least sixty (60) days prior to the end of the then-current term.

SUBSEQUENT EVENTS

In September 2017, the Company made the first share issuance to NEIP under the renewed consulting agreement effective May 1, 2017. The Company issued 498,423 common shares at a price of $0.125 per share to satisfy the payment of $62,500 due for the period May1, 2017 to July 31, 2017, on August 15, 2017. The shares are subject to a four-month hold period. Northeast Industrial Partners is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered.

Effective September 7, 2017, Keith Morrison and Karim Kanji resigned as members of the Board of directors.

Effective October 1, 2017, the Company appointed Paul Jensen as President and COO of the Company at a compensation of $200,000 per annum. From October 1, 2017 through June 30, 2018, the salary is payable entirely by issue of Company stock, to be issued 15 days after the end of each calendar quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time the Company can pay the entire salary in cash and be cash positive, the entire monthly salary will be paid in cash.

On October 6, 2017 the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 100,000,000 to 200,000,000 common shares

Revenue Recognition

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

Outstanding share data

As of October 15, 2017, the Company had 57,230,522 issued and outstanding shares of common stock.

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

Legal proceedings

None

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2017, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made share issuances to NEIP under the consulting agreement announced on June 20, 2016. In January 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017.

In September 2017, the Company made the first share issuance to NEIP under the renewed consulting agreement effective May 1, 2017. The Company issued 498,423 common shares at a price of $0.125 per share to satisfy the payment of $62,500 due for the period May1, 2017 to July 31, 2017, on August 15, 2017. The shares are subject to a four-month hold period.

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: October 23, 2017

By: /s/ Dean Thrasher
Dean Thrasher, Principal Executive
Officer

Date: October 23, 2017

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer