Form 10-K
period 2017-11-30
Security Devices International Inc.
filed 2018-03-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [   ]    No [X]

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2017, was approximately $6,000,000 based upon a share valuation of $0.14 per share. This share valuation is based upon the closing price of the Company’s shares as of May 31, 2017 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of March 13, 2018, the Company had 93,861,054 issued and outstanding shares of common stock.

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

Additional less lethal munitions include 12 gauge and .68 caliber impact and chemical irritant projectiles. The 12 gauge has been a long-standing tool for law enforcement and correctional services, as almost all domestic patrol cars carry a shotgun to fire the 12 gauge munitions when required. The .68 caliber projectiles are fired from an air gun system for close range incidents where impact force is not the main objective with a subject, but chemical irritant munitions are necessary to stop an assailant.

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

In the fall of 2010, the Company underwent a change in the board of directors and management. This precipitated a change in the direction of the company as development of the WEP was discontinued and the company shifted its focus to a new product – the 40mm Blunt Impact Projectile (BIP). The Company concluded that the cost and time required to complete development and testing of the BIP were significantly less than that required to complete development and testing of the WEP. The goal was to develop a product that it could bring to market more quickly. The Company was able to exploit some of the patent pending technology of the WEP into the BIP. In 2011, the Company moved its engineering, intellectual property and production facilities to the Operator (the “BIP Manufacturer”) of an injection molding facility outside of Boston, Massachusetts.

The Blunt Impact Projectile (BIP) – A Transformative Technology

When the less-lethal industry was dominated by the 37mm launcher, a number of less-lethal companies developed “impact munition rounds” designed to “stop” an assailant. These rounds were nothing more than a piece of plastic, wood baton, rubber baton, or a piece of plastic with a piece of sponge rubber or foam rubber affixed to the head of the round.

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

The Company believes that its patented collapsible head technology will transform the industry as law enforcement agencies recognize the tactical advantages of a less-lethal weapon that can be safely, accurately and effectively deployed at close range distances between 10 to 100 feet. SDI has been in discussions several industry players about licensing SDI’s technology.

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

In November 2012, the Company obtained a United States Department of Transportation number (“DOT”) required in order for the Company to ship BIP rounds.

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

The Company undertook an Initial Public Offering (“IPO”) in January and became a public reporting issuer on the TSX-Venture Exchange in September 2013.

2014

SDI began another globally recognized testing protocol with a military agency called HECOE (“The Human Effects Centre of Excellence”). This world-renowned agency is located in the Air Force Research Laboratory (“AFRL”), in partnership with the US Joint Non-lethal Weapons Directorate (“JNLWD”). This group conducts research to assist Non-lethal Weapon (“NLW”) Program Managers across the U.S. Department of Defense (“DOD”) in assessing effectiveness and risks of NLWs. The positive conclusion of this testing allows the DOD to purchase SDI rounds.

April - SDI appointed Keith Morrison to the board of directors as non-executive Chairman.

May - SDI’s BIP rounds were used at the Mock Prison Riot in West Virginia. Law enforcement and correctional services officers provided feedback on new technologies (such as SDI’s products) to assist in the effectiveness of their jobs.

August - The Company completed the issuance of 1,549 convertible unsecured debentures (“Unsecured Debentures”) at $1,000 per debenture for gross proceeds of $1,549,000 (the “Private Placement”).

October - SDI. announced that the Company and a division of Abrams Airborne Manufacturing Inc. (“AAMI”), namely Milkor USA (“MUSA”), have agreed to partner for a joint cross-selling / marketing initiative.

November - The Company named Karim Kanji to the board of directors as an independent member.

SDI sold their BIP products into nine new agencies during the fiscal year of 2014 including Sheriff Departments, Correctional Services, and SWAT teams in; Saskatoon, SK, Watertown, SD, Abbotsford, BC, Sacramento, CA, Kingston, ON, Rustburg, VA, Orlando, FL, Montreal, QC, and Bedford, VA. These agencies are additions to SDI’s customer base that have adopted its 40mm less-lethal rounds.

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

During the second quarter, SDI also attended the Canadian Tactical Conference in Collingwood, Ontario as well as the New York Tactical Conference in Verona, New York.

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

June-SDI staff attended the Ohio Tactical officers conference in June where the Company not only had a full exhibit booth set up to bring awareness to SDI’s full line of less lethal 40MM products but also conducted live fire demonstrations to several agencies. These agencies had requested seeing the projectiles fired to move forward with evaluation of SDI’s products for potential inclusion in their less lethal arsenal.

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

August - SDI was invited to present to the Toronto Police Service (“TPS”), who are currently exploring less lethal options for front line officers. A full presentation was given to decision makers of the TPS.

September – SDI conducted their Annual General Meeting and shareholders approved the following:

1)	The same Board of Directors was re-elected.
2)	Schwartz Levitsky Feldman, LLP was re-appointed as SDI’s auditors.
3)	Approval of an amendment to Company’s by-laws concerning the quorum required to hold a meeting of shareholders.
4)	Approval of the Company’s incentive stock option plan.
5)	Approval of an amendment to the Company’s articles to prohibit the issuance of shares of preferred stock having multiple voting attributes.

In fiscal 2015, SDI added 24 new Law Enforcement and Correctional Agencies to its paid customer base.

2016

In December 2015, SDI was invited to conduct a full product briefing and live fire demonstration for key Management with the United Sates Federal Bureau of Prisons. SDI was able to showcase the innovation of the BIP family of products and demonstrate the clear difference between SDI’s products and other products on the market.

During the second quarter of 2016, the Company continued to pursue a targeted acquisition through several funding sources, and financing structures. On July 8, 2016, the Company announced that it had identified a number of items in the target company’s (the “Target”) financial statements that raised concerns in support of the negotiated price of the transaction. SDI terminated discussions with the Target at this time.

Subsequent to the quarter, the Company announced that Gregory Sullivan resigned as President and CEO to pursue other opportunities, effective July 15, 2016. Dean Thrasher, the current COO and a member of the SDI board of directors will assume the interim role of President and CEO.

The Company signed a one-year consulting agreement with Northeast Industrial Partners LLP (“NEIP”), which is controlled by Bryan Ganz. NEIP will assist SDI with sales & marketing, expansion of the Company’s product range, review of operations, implementation of cost control measures, development of strategic alliances and financial oversight. Mr. Ganz brings more than 30 years of experience in sales management, manufacturing, new product design and development as well as mergers & acquisitions. During his career Mr. Ganz has bought, built and sold more than half a dozen global businesses with combined sales in excess of $1.0 billion. Most recently, Mr. Ganz sold Maine Industrial Tire LLC to Trelleborg (based out of Sweden), for $67 million generating a 7.0x return to investors over a three-year period.

For their services and subject to stock exchange approval, NEIP was issued a value of $200,000 in SDI stock in four quarterly instalments over the 12-month period ending May 15, 2017. The first quarterly instalment is due August 15, 2016. The stock will be priced at the volume weighted average trading price per common share over the 20-day period preceding the due date.

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

On June 8, 2016, Schedule 13D was filed with the SEC by SDI’s largest group of shareholders in the US, holding approximately 10,474,522 shares. The 13D filing by the “reporting persons” relates to the maximizing of shareholder value with the intention of engaging more substantively with management, the board of directors and other relevant parties on matters concerning the business, assets, capitalization, operations and strategy of SDI. The 13D filing says that the reporting person may also discuss strategic alternatives with interested parties to propose or consider extraordinary transactions including joint ventures, mergers or a sale transaction of the Company.

During the third quarter, SDI appointed Bryan Ganz to the board of directors. With the appointment of Mr. Ganz to the board of directors, the previously announced resignation of Greg Sullivan (previous CEO) as a director became effective.

During the third quarter, SDI reported that it had made the first share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 488,851 common shares at a price of $ 0.1023 per share to satisfy the payment of $50,000 due on August 15, 2016. The shares will be subject to a four-month hold period.

During the fourth quarter, the Company announced the signing of a sales and distribution agreement with the Bob Barker Company (“Bob Barker”), the nation’s preeminent correctional services supplier, for distribution of SDI’s products through their officers only distribution network.

On September 15, 2016 Allen Ezer resigned as Executive Vice President to pursue other opportunities.

During the fourth quarter, the Company appointed Karen Bowling to the board of directors. Ms. Bowling brings more than 25 years of diverse executive management experience to the board of SDI. Some of her skill-sets include; government affairs, lobbying, public relations, government procurement, marketing, communications, operations, and local and state level legislation. Ms. Bowling has also spent part of her career in the less-lethal sector for a long-range acoustic hailing device company.

Karen's recent positions include: Public Affairs Director at Foley & Lardner LLP, CEO at WiseEye AI, (an artificial intelligence company focused on the healthcare sector for CT scan identification and classification), Chief Administration Officer for the City of Jacksonville, FL (with a budget in excess of one billion dollars and over 5,000 employees), and Co-Founder and CEO of the Solantic Walk-In Urgent Care Centers. Ms. Bowling has sat on and chaired numerous boards across a dozen sectors and has recently been Gubernatorial appointed to the board of the Florida State College in Jacksonville.

Q1 FY2017

During the quarter, the Company completed the issuance of senior secured convertible notes (the “Senior Secured Notes”) to raise $1,500,000. This offering was announced and described in the Company’s news release of October 18, 2016.

It was a condition of the offering of the Senior Secured Notes that not less than 80% of SDI’s outstanding Unsecured Debentures be exchanged for subordinate convertible secured debentures (the “Subordinate Secured Debentures”). Approximately 88% of the outstanding Unsecured Debentures were exchanged for Subordinate Secured Debentures. The issuances of Senior Secured Notes and Subordinate Secured Debentures were non-brokered transactions.

SDI issued 589,414 common shares at a price of $0.0848 per share to satisfy the payment of $50,000 due on November 15, 2016. The shares are subject to a four-month hold period expiring on May 14, 2017. The issuance of shares to NEIP is the second of four such issuances to occur over the period ending May 15, 2017, as described in the June 20, 2016 news release.

NEIP is controlled by Bryan Ganz, who was appointed to the board of directors of SDI after the consulting agreement was entered into. As a condition of stock exchange approval, SDI was required to obtain disinterested shareholder approval of the share issuance reported. That approval was received on December 15, 2016 at the Annual General Meeting of shareholders.

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

The Company signed five new Master Distributors. Master Distributors purchase product from SDI at the lowest price but in exchange, commit to minimum annual purchases of $100,000 annually. This is the first time SDI has signed Master Distributors. The company also signed two new Dealers. Dealers purchase from SDI at slightly higher pricing than Master Distributors, however, Dealers have only a $25,000 annual commitment.

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

Q2 FY2017

The Company signed a multi-year OEM agreement with Mission Less Lethal (Mission), headquartered in Fort Wayne, IN. Under this agreement, SDI will be able to offer its customers a full line of .68 caliber chemical irritant projectiles and air-powered launchers produced by Mission Less Lethal. Mission Less Lethal is the world leader in the design, development, and manufacture of ..68 caliber projectiles and launchers, currently in use by thousands of law enforcement agencies in the U.S. and around the world.

SDI received the majority of its Department of Transportation (“DOT”) approvals to ship 12 gauge chemical munitions, 37/40mm launchable rounds, as well as specified hand thrown smoke and gas.

In March 2017, the Company made the third share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of $50,000 due on February 15, 2017.

On May 19, 2017 Public Works and Government Services Canada issued a Request for a Standing Offer (Solicitation #M0077-16J101/A) on behalf of the Royal Canadian Mounted Police (RCMP), for 40mm Blunt Impact Projectiles. SDI has submitted their bid for this standing offer in the anticipation of winning the 3-year tender (with two one year options totaling 5 years). The standing offer for the Company’s calls for 150,000 rounds for years 1 to 3, and an additional 150,000 40mm Blunt Impact Projectiles for the 2 optional years.

Q3 FY2017

During the quarter, SDI agreed to extend the consulting agreement between the Company and NEIP first announced on June 20, 2016. SDI and NEIP have agreed to extend the consulting agreement that will automatically renew each quarter until either party gives notice of cancellation. For its services and subject to stock exchange approval, NEIP will be issued SDI common shares for its services on August 15, 2017 and quarterly thereafter while the consulting agreement is in effect. Payments will be prorated if the consulting agreement is terminated during any quarterly period.

SDI announced the signing of a multi-year agreement to provide its patented collapsible head blunt impact projectiles (BIPs) and collapsible head payload projectiles including OC (pepper spray), CS (tear gas), ML (marking liquid), MP (marking powder), MO (malodorant), IN (inert powder) and DNA (plant based DNA forensic marking rounds) to the Safariland Group (“Safariland”), headquartered in Jacksonville, FL.

SDI will supply BIPs and payload projectiles to Safariland for integration with Safariland's proprietary propulsion system. These new rounds will be marketed under the industry-leading Defense Technology brand name. The first shipment of rounds was made in Q3.

Management believes that the agreement with Safariland validates the more than five years of research and development that SDI has invested in the creation of the collapsible head 40mm round. Management further believes that by working in partnership with Safariland, together the companies can reach a far larger market for the BIP than SDI would be able to reach on its own.

The Safariland Group is a leading global provider of a broad range of safety and survivability products designed for the public safety, military, professional and outdoor markets. The Safariland Group offers a number of recognized brand names in these markets including Safariland®, Med-Eng®, ABA®, Second Chance®, VIEVU®, Mustang Survival®, Bianchi®, Break Free®, PROTECH® Tactical, Defense Technology®, Hatch®, Monadnock®, Identicator® and NIK®. The Safariland Group's mission, "Together, We Save Lives", is inherent in the lifesaving and protective products it delivers. The Safariland Group is headquartered in Jacksonville, Florida. Safariland is a trade name of Safariland, LLC.

The Company appointed Don Levantin to the board of directors as an independent member.

Mr. Levantin is a senior executive with a proven record of positioning companies for growth, profitability and acquisition. He is currently the chief executive officer and a board member of Amphora Inc., the leading global software solution and service provider for energy and commodity trading, risk management, and logistics execution. With over 30 years’ experience, he is an accomplished strategist in conceptualizing, building and operating corporations on a global level in the commodity sector. Prior to leading Amphora, he was a co-founder of Commoditrack, a real-time mark-to-market and risk management platform for commodities, which was acquired by the Intercontinental Exchange (ICE) and later by Sungard Financial Systems. Prior to building and leading companies in the software sector, Mr. Levantin was a commodity trader with Philipp Brothers Commodity Corp. and Phibro Energy. He holds a BS in business and economics from Lehigh University.

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

The company made its fourth and final instalment share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016. SDI issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of $50,000 due on May 15, 2017. The shares are subject to a four-month hold period expiring on September 16, 2017.

Q4 2017

In the coming quarter, direct sales efforts for the Company will be moving to an e-commerce platform that will garner increased margins for product sales and streamline efforts in serving customers. The Company is also looking to develop alternative 40mm launcher solutions to meet the needs of markets that are not serviced within the law enforcement and home defense sectors.

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

During the quarter, SDI appointed a new President and Chief Operating Officer, Paul Jensen effective October 1, 2017.

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

The Royal Canadian Mounted Police awarded its request for standing offer tender during this quarter for 150,000 40mm less-lethal rounds to the Company’s technology partner, which uses the Company’s projectile in the production of its 40-millimetre Def-Tec round (The Safariland Group). The winning round is produced using SDI’s patented collapsible-head technology, with the blunt impact projectile (BIP) married to Safariland’s proprietary propulsion system. It is marketed under the brand name Defense Technology BIP.

Effective October 6, 2017 the Company amended its Certificate of Incorporation by filing an Amendment to Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State. The Certificate of Incorporation was amended to increase the Company’s authorized shares of common stock, par value $0.001, from 100,000,000 shares to 200,000,000 shares. The general effect of the Amendment was to permit the Company to issue additional shares of common stock.

The Company launched a new 40mm munition called the CHIP (Collapsible Head Impact Projectile). The CHIP encompasses SDI’s patented collapsible head technology. The round is a more cost-effective round for end-user agencies, with safety in mind. The CHIP will be marketed domestically as well as internationally for the standard 40mm impact sponge or rubber head munition tenders.

In October 2017, the Company made a further share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016 and extended as announced on June 16, 2017. The Company issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017.

On November 28, 2017 the Company completed a private placement (the “Private Placement”) for the sale of 35,783,612 units (the “Units) at $0.106 per Unit for gross proceeds of $3,793,063.

Each Unit consists of one (1) common share of the Company’s common stock (a “Common Share”) and one-half (1/2) of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each whole Warrant is exercisable into one Common Share on or before November 28, 2022 at an exercise price of $0.18. If the average closing price of the Common Shares is over $0.36 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice to the registered holders of the Warrants accelerating the expiry date to a date not less than 30 days following the date of such notice.

In connection with the Private Placement, the Company paid an agent commission of $60,669 in cash and issued 572,354 agent warrants (“Agent Warrants”). Each Agent Warrant is exercisable into one Common Share on or before November 28, 2022 at an exercise price of $0.15. If the average closing price of the Common Shares is over $0.30 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice to the registered holders of the Agent Warrants accelerating the expiry date to a date not less than 30 days following the date of such notice.

The Units, the Warrants, the Agent Warrants, and the shares of Common Stock issuable upon exercise of the Warrants and the Agent Warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

The Company’s independent registered public accounting firm Schwartz Levitsky Feldman (“SLF”), resigned as the Company’s auditors by letter dated November 30, 2017 for personal reasons.

The reports of SLF on the Company’s financial statements for the two most recent fiscal years ended November 30, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than a “going concern” qualification. During the Company’s two most recent fiscal years ended November 30, 2016 and 2015 and during the subsequent interim period preceding SLF’s resignation, there were: (i) no disagreements with SLF on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SLF would have caused SLF to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K. SLF also has confirmed the above statements to the Company’s successor independent auditor in a letter dated December 1, 2017, which can be found in the Company’s December 4, 2017 Form 8-K.

Following the resignation of SLF, the Company’s Audit Committee met on December 1, 2017 and selected UHY McGovern Hurley LLP of Toronto, Ontario. The Company’s Board of Directors confirmed the appointment and nominated UHY McGovern Hurly LLP for ratification by shareholders of the Company as the Company’s independent auditors in the next fiscal year ending November 30, 2017.

The Company is in discussions with certain individuals and entities regarding acquiring or licensing IP (Intellectual Property) that will allow SDI to expand its product range from its core law enforcement, military and corrections markets to new markets including private security and personal/home security (consumer). Given that there are over 1 million private security guards in the US (U.S. Bureau of Labor Statistics) and over 120 million households in the US (United States Census Bureau), management believes these opportunities represent significant untapped markets for the Company.

The Company continues to explore relationships in key overseas markets for the manufacture and distribution of its less lethal products.

Subsequent to the first quarter of 2018 (February 28, 2018), the Company received several purchase orders valuing in excess of $100,000 for their BIP line of munitions from international customers. The orders consist of repeat business as well as new larger agencies with hundreds of officers on staff. Agencies placing these orders included parts of Canada as well as the Middle East. The new business is in line with the Company's strategy of marketing outside of the US and North America and accelerating its licensing model.

Operations

The Company has restructured to reduce its overhead and operating expenses with its new e-commerce and licensing model.

Website Update

SDI continues to update its website to manage its digital presence, as well as maintain its top positioning in search engines for the less-lethal industry. The e-commerce platform was launched in the fourth quarter and agencies have begun signing up to view and purchase products online.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, police agencies, and private security for crowd control.

The Company has two commercial product lines:

a)

The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company has developed eight versions of the standard BIP, seven of which contain a payload and one of which is a cheaper cost, training round. A payload is an internal medium within the BIP, holding a liquid or powder substance.

b)

The Company offers a specified line of 12 gauge less lethal projectiles and irritants for law enforcement and correctional services agencies. The projectiles come in impact forms such as, rubber fins and a bean bag version.

c)

The Company has undertaken substantial work to develop the WEP, a wireless electric projective which releases an electrical pulse that induces a muscle spasm and causes the target to fall to the ground helpless. This product is not fully complete at this time.

Intellectual Property

Five patent applications, four non-provisional and one provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the four non-provisional patents. The Company has also filed for a trademark for the ‘BIP’.

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

Provisional Patent & Trademark:

(e) Payload carrying arrangement for a non-lethal projectile: This Provisional patent relates to the process of carrying liquid and powder payloads in the head of the BIP munitions that upon impact release from the head and are dispersed upon the target.

(f) A trademark for the ‘BIP’ trade name has been issued from the United States Patent and Trademark Office under the number Reg. No. 5,339,826.

The Company’s policy has been to write off cost incurred in connection with non-provisional and provisional patent costs as well as trademark costs, as they are incurred as a recoverability of such expenditure is uncertain.

General

•	As of November 30, 2017, SDI had consultants and no employees.
•	SDI’s offices are located at 107 Audubon Road, Bldg 2, Suite 201 Wakefield, MA 01880.
•	SDI’s website is www.securitydii.com.

ITEM 2. DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 19, 2017, SDI held an annual and special meeting (the “Meeting”) of the Company’s shareholders. At the Meeting, the shareholders of the Company (1) elected all four of the Company’s director nominees; (2) ratified the appointment of UHY McGovern Hurley LLP as the Company’s independent registered public accounting firm for the fiscal year ended November 30, 2017; (3) approved the extension of the consulting agreement between the Company and NEIP; (4) approved the issuance of shares of common stock to Paul Jensen, the Company’s President & COO pursuant to an employment agreement; and (5) approved a revised stock option plan (the “Stock Option Plan”) for the Company.

The following is a tabulation of the votes for each individual director nominee:

Director	For	Withheld	Abstain	Broker Non-Vote
Dean Thrasher	16,446,031	35,819	-	3,477,557
Bryan Ganz	16,446,031	35,819	-	3,477,557
Karen Bowling	16,467,431	14,419	-	3,477,557
Don Levantin	16,467,431	14,419	-	3,477,557

The following is a tabulation of the votes for (1) the ratification of the appointment of UHY McGovern Hurley LLP (“UHYMH”) as the Company’s independent registered public accounting firm; (2) the approval of the extension of the NEIP Consulting Agreement; (3) the approval of the issuance of shares of common stock to Paul Jensen; and (4) the approval of the Company’s revised Stock Option Plan:

Item Approved	For	Withheld/Against	Abstain	Broker Non-Vote
Ratification of UHY MH	19,422,485	536,922	-	-
Northeast Consulting Agreement	14,924,990	20,245	1,536,615	3,477,557
Paul Jensen Issuance	16,432,170	49,680	-	3,477,557
Stock Option Plan	14,656,198	159,237	1,666,415	3,477,557

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol “SDEV” and is also listed in Canada on TSXV under the symbol “SDZ.V”. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

OTC Bulletin Board

Three Months Ended	High	Low

February 2017	$0.20	$0.12
May 2017	$0.14	$0.08
August 2017	$0.15	$0.06
November 2017	$0.15	$0.13

February 2016	$0.28	$0.19
May 2016	$0.27	$0.19
August 2016	$0.24	$0.20
November 2016	$0.20	$0.20

TSXV*

Three Months Ended	High	Low
	CAD $	CAD$
February 2017	$0.23	$0.12
May 2017	$0.19	$0.13
August 2017	$0.19	$0.14
November 2017	$0.19	$0.15

February 2016	$0.33	$0.19
May 2016	$0.32	$0.21
August 2016	$0.22	$0.11
November 2016	$0.20	$0.10

* Trading commenced in the last quarter of 2013.

As of March 13, 2018, SDI had 93,861,054 outstanding shares of common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2017 and 2016. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2017 (audited)	Year ended November 30, 2016 (audited)
Sales	$292,508	$154,015
Cost of sales	$191,320	$95,017
Selling, general and administrative Expenses	$1,919,789	$1,723,310
Foreign currency translation loss (gain)	$55,007	($18,749)
Depreciation	$45,377	$46,515
Net Loss	($2,800,251)	($1,924,110)
Loss per Share (Basic and Diluted)	($0.05)	($0.04)
Current Assets	$2,165,406	$282,720
Total Assets	$2,192,357	$370,090
Current Liabilities	$973,558	$1,363,682
Long Term Liabilities	$892,176	$-
Stockholders' Equity (Deficiency)	$326,623	$(993,592)
Accumulated Deficit	($31,098,864)	($28,298,613)
Dividends	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2017 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2017.

Comparison of Year Ended November 30, 2017 to Year Ended November 30, 2016

i. Overview

The Corporation has $292,508 of revenue during the year ended November 30, 2017 (2016: $154,015) and the Company continues to operate at a loss. The Company expects their operating losses to continue for so long as the Company does not generate adequate revenue. As of November 30, 2017, the Company had accumulated losses of $31,098,864 (November 30, 2016 - $28,298,613). The Company’s ability to generate significant revenue and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major financial endeavor over the years has been its effort to raise additional capital.

ii. Assets

Total assets as of November 30, 2017, includes cash of $1,965,043, accounts receivable of $36,412, prepaid expenses and other receivables of $6,648, inventory of $157,303, and plant and equipment for $26,951, net of depreciation. Total assets as of November 30, 2016, includes cash of $192,826, accounts receivable of $32,534, prepaid expenses and other receivables of $50,037, inventory of $7,323, Deferred financing costs for $36,874 and plant and equipment for $50,496 net of depreciation. Total assets increased from $370,090 on November 30, 2016 to $2,192,357 on November 30, 2017. This increase is primarily the result of additional raise of funds during the current year.

iii. Revenues

Revenue from operations during the year ended November 30, 2017 was $292,508 as compared to $154,015 during the year ended November 30, 2016.

iv. Net Loss

The Company’s expenses are reflected in the consolidated statements of operation and comprehensive loss under the category of operating expenses. The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) Selling, general and administration expense

Selling, general and administration expense represents professional, consulting, office and general, stock- based compensation and other miscellaneous costs incurred during the years covered by this report.

Selling, general and administration expense for the year ended November 30, 2017 was $1,919,789, as compared with $1,723,310 for the year ended November 30, 2016. General and administration expense increased by $196,479 in the current year, as compared to the prior year. The primary reasons for the change in general and administrative costs is as follows:

The Company expensed stock-based compensation expense (included in general and administrative expenses) for issue of options for $214,112 during the year ended November 30, 2017. In 2016, the Company expensed stock-based compensation expense (included in general and administrative expenses) for issue of options and modification of warrants for $77,936. Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and modification of warrants.

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Company for the quarter ended November 30, 2017 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the three	For the	For the	For the
	three	three	three	three	months	three	three	three
	months	months	months	months	ended	months	months	months
	ended	ended	ended	ended	November	ended	ended	ended
	November	August	May 31,	February	30, 2016	August	May 31,	February
	30, 2017	31, 2017	2017	28, 2017	($)	31, 2016	2016	28, 2016
		(restated)*	(restated)*	(restated)*
	($)	($)	($)	($)		($)	($)	($)
Revenues	82,550	70,353	97,172	42,433	71,166	30,627	21,719	30,503

Net Loss	(1,416,994)	(561,701)	(681,588)	(139,968)	(580,156)	(491,928)	(472,224)	(379,802)

Loss per Weighted Average Number of Shares Outstanding –Basic and Fully Diluted	(0.02)	(0.01)	(0.001)	(0.002)	(0.02)	(0.01)	(0.01)	(0.007)

Quarterly activities and financial performance are impacted by the Company’s ability to raise capital for its activities and the change in fair value of derivative liabilities.

*REVISIONS TO QUARTERLY FINANCIAL STATEMENTS

The financial statements for the quarters ended February 28, 2017, May 31, 2017 and August 31, 2017 are revised to record the bifurcation of the derivative liability from the host Series B Secured Convertible Debentures issued on December 7, 2016, following further analysis of convertible debt instrument issued by the Company in Canadian dollars. The analysis was conducted during the preparation of annual financial statements for 2017.

The effect of changes in the financial statements is summarized as follows:

	Quarter ended		Quarter ended		Quarter ended
	February 28, 2017		May 31, 2017		August 31, 2017

	Prior to		Prior to		Prior to
	Restatement	Restated	Restatement	Restated	Restatement	Restated
	$	$	$	$	$	$
Consolidated Balance Sheet:
Secured convertible debentures, net of deferred financing costs	1,615,201	1,350,487	1,669,359	1,433,593	1,821,807	1,596,083
Derivative liabilities	467,671	606,991	381,671	579,775	224,637	472,592
Total Liabilities	2,523,621	2,398,227	2,445,674	2,408,012	2,525,321	2,547,552
Accumulated deficit	(28,563,975)	(28,438,581)	(29,159,079)	(29,121,417)	(29,659,794)	(29,682,025)
Total Stockholders' Deficiency	(1,186,801)	(1,061,407)	(1,530,046)	(1,492,384)	(1,983,537)	(2,005,768)

Consolidated Statement of operations and Comprehensive loss:

Foreign currency translation (gain) loss	13,156	13,822	(20,445)	(20,633)	79,535	80,021
General and administration	523,613	547,822	587,581	612,305	433,759	460,192
Total Operating Expenses	548,741	573,616	580,286	604,822	530,768	557,687
Loss from Operations	(529,419)	(554,294)	(535,287)	(559,823)	(507,120)	(534,036)
Change in fair value of derivative liabilities	421,379	571,648	86,000	24,052	157,034	122,967
Loss before Income Taxes	(265,362)	(139,968)	(595,104)	(681,588)	(500,715)	(561,701)
Net Loss	(265,362)	(139,968)	(595,104)	(681,588)	(500,715)	(561,701)
Comprehensive Loss	(243,209)	(117,815)	(595,461)	(681,945)	(498,653)	(559,639)
Loss per share-basic and diluted	(0.004)	(0.002)	(0.010)	(0.001)	(0.010)	(0.010)

Consolidated Statement of Cash Flows	Three months ended		Six months ended		Nine months ended
	February 28, 2017		May 31, 2017		August 31, 2017
Net Loss	(265,362)	(139,968)	(860,466)	(821,556)	(1,361,181)	(1,383,257)
Adjustment for: Foreign currency translation	13,156	13,822	(7,289)	(6,811)	72,246	73,210
Amortization of debt discount	44,453	68,662	106,338	155,271	174,038	249,404
Change in fair value of derivative liabilities	(421,379)	(571,648)	(507,379)	(595,700)	(664,413)	(718,667)
Net cash used in operating activities	(477,651)	(477,651)	(1,031,024)	(1,031,024)	(1,380,962)	(1,380,962)

Series B secured convertible debentures

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (Subordinate Secured Debentures) were issued pursuant to the Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,809) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures mature on June 6, 2019 and bear interest at 12% per annum, payable semiannually. The debentures are secured by all the assets of the Company. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share subject to anti-dilution protection with a minimum conversion price of $0.13 (CAD $0.10) and for capital reorganization events. The debentures also embody certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to it’s stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.

The Company has evaluated the terms and conditions of the debentures under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection) were also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, the evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following table reflects the allocation of the purchase on December 7, 2016:

Secured Convertible Notes	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Compound embedded derivative	(285,612)
Carrying value	$756,223

The carrying value of the debentures at November 30, 2017 is CAD$1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD$134,089 ($103,034) during the period from inception to November 30, 2017. In addition, the closing balance was converted at the year-end exchange rate which resulted in a foreign currency translation loss of $32,919.

During the year ended November 30, 2017, the Company recorded $125,079 in interest expense.

Derivative Liabilities

The carrying value of the Compound Embedded Derivative Liability is reflected on the balance sheet, with changes in the carrying value being recorded as derivative gain (loss) on the income statement. The components of the compound embedded derivative as of November 30, 2017 are:

Financings giving rise to derivative financial instruments	Indexed Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

The following table summarizes the effects on the gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended November 30, 2017:

Year ended
Our financings giving rise to derivative financial instruments and the income effects:	November 30, 2017
Compound embedded derivatives:
Series B Convertible Secured Debentures December 7, 2016	$(285,612)
Change in fair value of derivative liabilities	(239,802)
Foreign currency translation loss	(14,446)
$(539,860)

vi. Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	November	November
	30,	30,
	2017	2016

Cash and cash equivalent	$1,965,043	$192,826
Working capital (deficit)	$1,191,848	$(1,080,962)
Cash used in operating activities	$(1,471,031)	$(1,660,139)
Cash used in investing activities	$(21,844)	$-
Cash provided (used) by financing activities	$3,238,066	$(36,874)

As of November 30, 2017, the Company had working capital of $1,191,848 as compared to working capital deficit of $(1,080,962) as of November 30, 2016. Working capital increased primarily as a result of raising additional funds during the year. Refer to the note on capital raise.

Net cash used in operations for the year ended November 30, 2017, was $1,471,031 as compared to $1,660,139 used for the year ended November 30, 2016. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $214,112 in 2017, as compared to $77,936 in 2016.

November 30, 2017

On March 27, 2017, the board of directors granted options to the CEO to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The Company expensed stock- based compensation expense for $61,358.

On May 26, 2017, the board of directors granted 895,000 options to directors and 75,000 options to a consultant to acquire a total of 970,000 common shares. These options were issued at an exercise price of CAD $0.20 ($0.15) per share and vest immediately with an expiry term of five years. The Company expensed stock- based compensation expense for $124,326.

On June 19, 2017, the board of directors granted options to an employee to acquire a total of 150,000 common shares. These options were issued at an exercise price of CAD $0.20 ($0.15) per share and vest immediately with an expiry term of five years. The Company expensed stock- based compensation expense for $17,795.

On August 10, 2017, the board of directors granted options to a new director to acquire a total of 96,667 common shares. These options were issued at an exercise price of CAD $0.20 ($0.16) per share and vest immediately with an expiry term of five years. The Company expensed stock- based compensation expense for $10,633.

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

On August 18, 2016, the board of directors granted options to a consultant to acquire a total of 25,000 common shares. These options were issued at an exercise price of $0.11 (CAD $0.14) per share and vest immediately with an expiry term of five years. The Company expensed stock- based compensation expense for $2,574.

On October 20, 2016, the board of directors granted options to a new director to acquire a total of 350,000 common shares. These options were issued at an exercise price of $0.08 (CAD $0.11) per share and vest immediately with an expiry term of five years. The Company expensed stock- based compensation expense for $25,450.

2) Changes in non- cash balances relating to operations:

The Company’s inventory increased by $149,980 as compared to a decrease of $36,996 in 2016. The increase in inventory resulted in an increase in the Company’s investment in Inventory. Prepaid expenses and other receivables reduced by $44,021 in 2017 as compared to an increase by $22,754 in 2016.

Net cash outflow from investing activities was $21,844 in 2017 as compared to $nil during the year ended November 30, 2016. The Company acquired property and equipment for $21,844 during the current year.

Net Cash flow from financing activities was an inflow of $3,238,066 for the year ended November 30, 2017 as compared to an outflow of $36,874 for the year ended November 30, 2016.The inflow in 2017 reflected the raise during the year from both convertible debt and equity.

vii. Off-Balance Sheet Arrangement.

The Company had no off-balance sheet arrangements as of November 30, 2017 and 2016.

viii. Commitments

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of CAD $200,000 ($156,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term. The Company must pay four months of pay for termination without cause or change of control.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of CAD $6,399 ($4,800).

EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company entered a Development, Supply and Manufacturing Agreement with the BIP manufacturer on August 1, 2017. This agreement provides the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement in North America. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least sixty (60) days prior to the end of the then-current term.

The Company entered a License and Supply Agreement with Safariland, LLC on May 1, 2017. This agreement provides the Company to license and sell only to Safariland, LLC for certain BIP standard payloads for integration with and production of certain less-lethal impact munitions in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party have given written notice of termination at least ninety (90) days prior to the end of the then-current term.

Cash Requirements

At November 30, 2017, the Company had cash of $1,965,043, accounts receivable of $36,412, inventory of $157,303 and prepaid expense and other receivables of $6,648. Current liabilities comprise accounts payable and accrued liabilities for $393,341, unsecured convertible debentures for $40,357 and derivative liability for $539,860. For the year ended November 30, 2017, the Company’s cash outflow from operations was $1,471,031. As such, the Company has cash to meet its expenses over the next twelve months of its operations.

Capital Stock

Year ended November 30, 2017

In January 2017, the Company made the second share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 589,414 common shares at a price of $0.0848 per share to satisfy the payment of $50,000 due on November 15, 2016.

In March 2017, the Company made the third share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of $50,000 due on February 15, 2017.

In June 2017, the Company made the fourth and final share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of $50,000 due on May 15, 2017.

In October 2017, the Company made a further share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016 and extended as announced on June 16, 2017. The Company issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017.

On November 28, 2017, the Company closed the sale of 35,783,612 units on a private placement basis for gross proceeds of $3,793,063 (net proceeds of $3,669,120). Share issue costs related to this issuance totaled $123,943. This includes the issuance of 17,648,258 units, issued to settle the 2016 secured convertible debt for $1,500,000 along with interest as well as additional $113,044 in debt which comprised of a promissory note for $72,585 (CAD $89,040) and unsecured convertible debentures for $39,159 (CAD$50,000) plus accrued interest of $1,300.

Each unit consists of one common share of Company stock and one-half of a warrant. Each whole warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.18. If the average closing price of the common shares is over $0.36 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice to the registered holders of the warrants accelerating the expiry date to a date not less than 30 days following the date of that notice.

J Streicher Capital, LLC (the “Agent”) acted as exclusive Agent for the brokered portion of the private placement which totaled $1,922,348. The Agent received a cash commission of $60,669 and 572,354 agent warrants. Each agent warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.15. If the closing price of the common shares is over $0.30 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice accelerating the expiry date of the agent warrants to a date not less than 30 days following the date of that notice.

Related Parties

As of year-end, there are no amounts receivable from related parties.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a corporation in which the said director has an ownership interest. In January 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of $50,000 due on November 15, 2016. In March 2017, the Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of $50,000 due on February 15, 2017. In May 2017, the Company made the final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. The payment shall be made by issuance of stock.

In September 2017, the Company made a further share issuance to NEIP and issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017. The agreement was terminated on October 31, 2017. The Company accrued a payable for $62,500 as of year-end and this expense was subsequently settled and paid by issuance of shares after the year end. In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. As at November 30, 2017, the Company has an outstanding payable to NEIP of $15,000 under this back-office accounting and administration services agreement. The Company expensed $82,500 for services provided during the year ended November 30, 2017.

On December 7, 2016, NEIP participated in the 10% senior secured convertible debt issuance by investing $100,000 in a private placement along with outside investors. This debt along with interest of $17,178 was settled in November 2017 by issuance of 1,105,454 units at $0.106 per unit being the same terms as the private placement.

Effective as of October 1, 2017, the Company entered into an employment agreement with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter (see Note 11). The Company accrued a payable for $33,333 for the months of October and November as of year-end and this expense was subsequently settled and paid by the issue of shares after the year end .

On November 28, 2017, Paul Jenson and Don Levintin participated in the issuance of units by investing $100,000 and $7,500, respectively, in the private placement along with outside investors.

On August 10, 2017, the Company issued a promissory note to Don Levintin, a director of the Company for cash advance receipt for $72,585 (CAD $89,040) at 12% per annum and repayable on February 16, 2018. In November 2017, the said note was settled, and the director was issued 684,762 units at $0.106 per unit being the same terms as the private placement.

The Company expensed $37,000 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest. The Company expensed $156,000 (CAD$200,000) for services provided by the CEO of the Company and which was paid part in salary and part to two corporations in which the CEO has an ownership interest, in accordance with the consulting contract.

During the year ended November 30, 2017, the Company issued 2,141,667 options to directors. The Company expensed $186,704 for fair value of options which vested during this period.

x. Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates are based on our best knowledge of current events and actions the Company may undertake in the future. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates; our future results of operations may be affected.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include: the determination of enforceable rights and obligations between parties; the identification of performance obligations including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements. ASC 606 will be effective for the Company beginning December 1, 2018 and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company is required to apply this guidance to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the provisions of ASU 2017-01.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company.

Risk Factors

Series B secured convertible debentures (Subordinate Secured Convertible Debentures)

On December 7, 2016, the Company entered a securities purchase agreement with several accredited investors to sell $1,500,000 of 10% senior secured convertible notes, convertible into shares of the Company’s common stock, in a private placement pursuant to Regulation D under the Securities Act of 1933. Concurrent with the sale of the Secured Notes, CAD$1,363,000 ($1,015,026) of the Company’s outstanding Unsecured Debentures, were exchanged for an equal principal amount of the Subordinate Secured Debentures and an additional CAD$36,000 ($26,809) of Subordinated Secured Debentures were issued in satisfaction of a portion of the accrued interest on the Unsecured Debentures. The Company settled the debt with the Senior Secured Notes during the year and the Subordinated Secured Debentures remain outstanding and mature on June 6, 2019, unless converted or extended and are secured against the undertaking, property and assets of the Company including its patents. Inability to repay the secured debt on maturity, if the debt is neither converted nor extended, will result in the financial condition of the Company to be materially adversely affected.

Additional Financing

The Company does not have adequate revenue to fund all of its operational needs and may require additional financing to continue its operations if it is unable to generate substantial revenue growth. There can be no assurance that such financing will be available at all or on favorable terms. Failure to generate substantial revenue growth may result in the Company looking to obtain such additional financing could result in delay or indefinite postponement of the Company’s deployment of its products, resulting in the possible dilution. Any such financing will dilute the ownership interest of the Company’s shareholders at the time of the financing and may dilute the value of their shareholdings.

General Venture Company Risks

The common shares must be considered highly speculative due to the nature of the Company’s business, the early stage of its deployment, its current financial position and ongoing requirements for capital. An investment in the common shares should only be considered by those persons who can afford a total loss of investment and is not suited to those investors who may need to dispose of their investment in a timely fashion. Investors should consult with their own professional advisors to assess the legal, financial and other aspects of an investment in common shares.

Uncertainty of Revenue Growth

There can be no assurance that the Company can generate substantial revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. In addition, the Company may increase further its operating expenses in order to fund increase its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company’s business, operating results and financial condition will be materially adversely affected.

Dependence on Management and Key Personnel

The Company is dependent on certain members of its management. The loss of the services of one or more of them could adversely affect the Company. The Company’s ability to maintain its competitive position is dependent upon its ability to attract and retain highly qualified managerial, specialized technical, manufacturing, sales and marketing personnel. There can be no assurance that the Company will be able to continue to recruit and retain such personnel. The inability of the Company to recruit and retain such personnel would adversely affect the Company’s operations and product development.

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

The Company currently has general liability insurance that includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Company. A product recall could have a material adverse effect on the business or financial condition of the Company.

Strategic Alliances

The Company relies upon, and expects to rely upon, strategic alliances with original equipment manufacturers for the manufacturing and distribution of its products. There can be no assurance that such strategic alliances can be achieved or will achieve their goals.

Marketing and Distribution Capabilities

In order to commercialize its technology, the Company must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or arrange for third parties to perform these services. In order to market any of its products, the Company must either acquire or develop a sales and distribution infrastructure. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of its Management and key personnel and defer its product development and deployment efforts. To the extent that the Company enters into marketing and sales arrangements with other companies, its revenues will depend on the efforts of others. These efforts may not be successful. If the Company fails to develop substantial sales, marketing and distribution channels, or to enter into arrangements with third parties for those purposes, it will experience delays in product sales and incur increased costs.

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

Infringement of Intellectual Property Rights

While the Company believes that its products and other intellectual property do not infringe upon the proprietary rights of third parties, its commercial success depends, in part, upon the Company not infringing intellectual property rights of others. A number of the Company’s competitors and other third parties have been issued or may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those utilized by the Company. Some of these patents may grant very broad protection to the owners of the patents. The Company has not undertaken a review to determine whether any existing third- party patents or the issuance of any third- party patents would require the Company to alter its technology, obtain licenses or cease certain activities. The Company may become subject to claims by third parties that its technology infringes their intellectual property rights due to the growth of products in its target markets, the overlap in functionality of those products and the prevalence of products. The Company may become subject to these claims either directly or through indemnities against these claims that it provides to end-users, manufacturer’s representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

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

Health and Safety

Health and safety issues related to its products may arise that could lead to litigation or other action against the Company or to regulation of certain of its product components. The Company may be required to modify its technology and may not be able to do so. It may also be required to pay damages that may reduce its profitability and adversely affect its financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect the Company’s ability to market certain of its products and, in turn, could harm its business and results from operations.

Stress in the global financial system may adversely affect the Company’s operations in ways that may be hard to predict or to defend against

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

Conflicts of Interest

Certain directors and officers of the Company are or may become associated with other companies in the same or related industries which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to the best interests of the Company. The directors and officers of the Company have either other full-time employment or other business or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers.

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

Market Price of Common Shares

There can be no assurance that an active market for the common shares will be sustained. Securities of small and midcap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include global economic developments and market perceptions of the attractiveness of certain industries. The price per common share is also likely to be affected by change in the Company’s financial condition or results of operations as reflected in its quarterly filings. Other factors unrelated to the performance of the Company that may have an effect on the price of common shares include the following: the extent of analytical coverage available to subscribers concerning the business of the Company may be limited if investment banks with research capabilities do not follow the Company’s securities; lessening in trading volume and general market interest in the Company’s securities may affect a subscriber’s ability to trade significant numbers of common shares, the size of the Company’s public float may limit the ability of some institutions to invest in the Company’s securities; a substantial decline in the price of the common shares that persists for a significant period of time could cause the Company’s securities to be delisted from the exchange, further reducing market liquidity. If an active market for the common shares does not continue, the liquidity of a subscriber’s investment may be limited, and the price of the common shares may decline. If such a market does not develop, subscribers may lose their entire investment in the common shares.

Political Regulatory Risks

Any changes in government policy may result in changes to laws affecting the sale of the Company’s products. This may affect the Company’s ability to ship product in the future. The possibility that future governments may adopt substantially different policies, may also affect the Company’s operations. Local governments in all countries the Company deals with issue end user certificates to purchase or receive live ammunition from the Company. It is the decision of these countries in the Middle East, the United States, Canada, Europe, and the Baltics whether or not they will take possession or purchase such munitions.

Dividends

The Company has not, since the date of its in Company, declared or paid any dividends on its Common Shares and does not currently intend to pay dividends. Earnings, if any, will be retained to finance further growth and development of the business of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES

SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2017, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2017, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting disclosed below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of November 30, 2017, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on that evaluation, our management concluded that our internal controls over financial reporting as of November 30, 2017 were not effective due to the following material weakness:

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing material weakness, during the fiscal year 2017, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Dean Thrasher	54	Director and CEO
Rakesh Malhotra	61	Principal Financial and Accounting Officer
Bryan Ganz (1)	60	Executive Chairman
Karen Bowling (2)	62	Director
Don Levantin (3)	53	Director

Paul Jensen (4)	63	President and COO

(1)	Appointed as a director on July 21, 2016.
(2)	Appointed as a director on October 17, 2016.
(3)	Appointed as a director on August 1, 2017.
(4)	Appointed as the President and COO effective October 1, 2017.

The directors of SDI serve until the first annual meeting of its shareholders and until their successors have been duly elected and qualified. The officers serve at the discretion of SDI’s directors.

Dean Thrasher is a senior executive with more than twenty-five years of start-up business management skills, mergers & acquisitions, product launches, product development, and funding experience in the technology, wholesale, manufacturing, distribution, retail and franchise sectors, as well as extensive international business and public market experience. Mr. Thrasher has been self-employed in the investment-banking sector dating from December 2007 to present; Executive Vice President of Mint Technology Corp. (TSXV pre-paid credit cards) July 2002 to December 2007; and President, ecwebworks Inc. (e-commerce) from June 1999 to July 2002.

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

Karen Bowling brings more than 25 years of diverse executive management experience to the board of SDI. Some of her skill-sets include; government affairs, lobbying, public relations, government procurement, marketing, communications, operations, and local and state level legislation. Ms. Bowling has also spent part of her career in the less-lethal sector for a long-range acoustic hailing device company. Karen's recent positions include; Public Affairs Director at Foley & Lardner LLP, CEO at WiseEye AI, (an artificial intelligence company focused on the healthcare sector for CT scan identification and classification), Chief Administration Officer for the city of Jacksonville, FL (with a budget in excess of one billion dollars and over 5,000 employees), and Co-Founder and CEO of the Solantic Walk-In Urgent Care Centers. Ms. Bowling has sat on and chaired numerous boards across a dozen sectors and has recently been Gubernatorial appointed to the board of the Florida State College in Jacksonville.

Don Levantin is a senior executive with a proven record of positioning companies for growth, profitability and acquisition. He is currently the chief executive officer and a board member of Amphora Inc., the leading global software solution and service provider for energy and commodity trading, risk management, and logistics execution. With over 30 years’ experience, he is an accomplished strategist in conceptualizing, building and operating Company’s on a global level in the commodity sector. Prior to leading Amphora, he was a co-founder of Commoditrack, a real-time mark-to-market and risk management platform for commodities, which was acquired by the Intercontinental Exchange (ICE) and later by Sungard Financial Systems. Prior to building and leading companies in the software sector, Mr. Levantin was a commodity trader with Philipp Brothers Commodity Corp. and Phibro Energy. He holds a BS in business and economics from Lehigh University.

Paul Jensen is a seasoned, global executive with direct experience in developing high-performance teams, managing complex projects, and building a global network of trusted advisors and business partners. His experiences have been focused on plastics contract manufacturing, the defense sector, technology licensing, and managing intricate, multi-national programs. Paul has extensive business experience in the Middle East in both the public and private sectors of defense. Mr. Jensen’s tenures include: co-founding HALO Maritime Defense Systems, an award winning technology company offering the world’s most advanced marine automated security system with 13 patents and over $300 million in naval and defense opportunities; Nypro Inc., a billion dollar plastics injection molding contract manufacturer, where Paul held senior management positions for nearly two decades (directed a business unit with $150 million in sales); and positions with Kodak and GE as well as the United States Army - 9 years active duty serving in command positions with the 82nd Airborne Division and XVIIIth Airborne Corps, leading up to Operation Urgent Fury, and on the Staff and Faculty, U.S. Military Academy, as an Assistant Professor of Chemistry – Paul was twice awarded the Meritorious Service Medal. A Distinguished Graduate of the United States Military Academy at West Point (1977), Paul received his M.S. in Chemistry from M.I.T. (1979 – Fannie and John Hertz Fellow) and holds an M.B.A. with honors from Golden Gate University (1982). He is a graduate of the Senior Executive Program at the University of Tennessee and has served on the adjunct faculty at the Fuqua School of Business, Duke University.

Rakesh Malhotra is SDI’s Chief Financial Officer. However, since he is an officer of SDI, Mr. Malhotra is not independent as that term is defined in 803 of the NYSE AMEX Company Guide.

SDI believes its directors are qualified to act as such due to their experience in the law enforcement or weapons industries and their general business backgrounds.

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2017, the Corporation’s named executive officers were Dean Thrasher (CEO), Bryan Ganz (Executive Chairman) and Rakesh Malhotra (CFO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long- term compensation for services in all capacities to the Company for the Company’s most recently completed financial years in respect of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year ended Nov. 30	Salary ($)	Share- Based Awards ($)	Option- Based Awards(1) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compen- sation (5) ($)	Total Compen- sation ($)
					Annual Incentive Plan	Long- Term Incentive Plans
Dean Thrasher CEO (4)	2017 2016 2015	156,000 0 0	0 0 0	61,358 0 70,423	0 0 0	0 0 0	0 0 0	0 186,814 221,217	217,358 186,814 291,640
Bryan Ganz Executive Chairman (2)	2017 2016 2015	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	229,167 145,833 0	229,167 145,833 0
Rakesh Malhotra CFO (3)	2017 2016 2015	0 0 0	0 0 0	0 0 40,132	0 0 0	0 0 0	0 0 0	37,000 32,064 35,717	37,000 32,064 75,849

Note:

(1)

Options have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options- based awards: an expected option term of 5 years to exercise for 2017 and 2015 awards; a projected dividend of zero; projected stock price volatility of 134.27% and 134.39% for 2017 and 2015 respectively; and a risk-free interest rate of 2% for both 2017 and 2015 awards. The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Company and its Common Shares.

(2)

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with NEIP, a Corporation in which the said director has an ownership interest. The annual compensation was $250,000 payable $50,000 in cash and balance $200,000 by issuance of common shares. Effective May 1, 2017 the Company and NEIP renewed the agreement for a quarterly compensation of $62,500 to be settled by issuance of common shares. The agreement was terminated October 31, 2017.

(3)

For services, Mr. Malhotra was issued 50,000 options in 2015 which vested immediately. In 2015, the Company extended the expiry date of 175,000 warrants issued to Mr. Malhotra in 2010 from original expiry date of September 30, 2015 to September 23, 2019. Mr. Malhotra is the CFO of the Corporation and works on an hourly basis. The compensation is paid to a Corporation in which he has an ownership interest.

(4)

Mr. Thrasher is initially contracted through Level 4 Capital Corp. for services rendered to the Company. Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 400,000 options in 2014. In 2015, the Company extended the expiry date of 800,000 warrants issued to Level 4 Capital Corp. in 2012 from original expiry date of January 4, 2016 to September 23, 2019. Subsequently the Company executed an employment agreement which term extends to June 30, 2018. The CEO is to be paid an annual salary of $156,000 (CAD $200,000). During the year 2017, the compensation was paid partly by payroll and partly to a Corporation in which the said director has an ownership interest.

(5)	Amount represents consulting fees expensed during the year.

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2017.

Name	Number of securities underlying unexercised options/warrants (#)	Option exercise price ($)	Option/Warrant expiration date
Bryan Ganz	-	-	-
Rakesh Malhotra	20,000(2) 175,000(2) 50,000(2)	$0.13 $0.20 $0.29	09-23-2019 09-23-2019 10-19-2020
Dean Thrasher (3)	800,000(2) 1,150,000(4)	$0.13 $0.10	09-23-2019 03-26-2022

Notes:

(1)	These are compensation options issued to the named executive officer
(2) These are compensation warrants issued to the named executive officers.

(3) Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest, was issued 800,000 compensation warrants on January 4, 2012 (exercisable at $0.13 until January 4, 2016 with expiry date extended in fiscal 2015 to September 23, 2019). Of the 800,000 compensation warrants, Mr. Thrasher is entitled to 50%. In 2017, these 400,000 compensation warrants were transferred to a Corporation owned by Mr. Thrasher.

(2)	(4) These 1,150,000 options vests thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017 with an expiry term of 5 years.

Pension Plan Benefits and Defined Contribution Plans

The Corporation does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Employment/Consulting Contracts

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

a)

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of $156,000 (CAD $200,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term. The Company must pay 4 months of pay for termination without cause.

b)

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three- month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

c)

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with NEIP, a Corporation in which the said director has an ownership interest. The annual compensation was $250,000 payable $50,000 in cash and balance $200,000 by issuance of common shares. Effective May 1, 2017 the Company and NEIP renewed the agreement for a quarterly compensation of $62,500 to be settled by issuance of common shares. The agreement was terminated October 31, 2017.

d)

Effective December 1, 2017, the Company signed a twelve- month contract with the corporation owned and controlled by the CFO to pay an annual compensation of $42,000 for the CFO services. The Company paid a retainer of $10,500 and to pay $2,625 on monthly basis. Early termination of the contract by the Company without cause or change in control will attract a termination payment of $20,000.

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

Compensation of Directors

The compensation of the independent directors of the Corporation is yet to be determined.

For the years ended 2017, 2016 and 2015, Independent directors were issued the following options:

Independent	Number of	Year of	Exercise	Expiration
Directors	Options	Issuance	Price	Date
Keith Morrison (2)	340,000	2017	0.15	5-25-2022
	400,000	2015	0.29	10-19-2020

Karim Kanji (3)	290,000	2017	0.15	5-25-2022
	350,000	2015	0.29	10-19-2020

Karen Bowling (1)	265,000	2017	0.15	5-25-2022
	350,000	2016	0.08	10-17-2021

Don Levantin (4)	96,667	2017	0.16	8-9-2022

For the years 2017, 2016 and 2015, Independent directors were paid the following compensation in cash:

Independent	Year	Compensation
Directors		in cash ($)
Keith Morrison (2)	2017	-
	2016	-
	2015	-

Karim Kanji (3)	2017	-
	2016	42,200
	2015	-

Karen Bowling (1)	2017	-
	2016	-

Don Levantin (4)	2017	-

(1)	Karen Bowling was appointed a director on October 17, 2016
(2)	Keith Morrison resigned as a director on September 7, 2017
(3)	Karim Kanji resigned as a director on September 7, 2017
(4)	Don Levantin was appointed a director on August 1, 2017

Compensation of Non-Independent Directors during Years Ended November 30, 2017 and November 30, 2016.

Year ended November 30, 2017:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Name		in Cash	Awards	(2)
Dean Thrasher (1)		$156,000	--	61,358
Bryan Ganz (3)	$		225,000	--

(1)

Mr. Thrasher was granted options to purchase 1,150,000 common shares. These options vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017. As of November 30, 2017, there was $39,047 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

(2)	The fair value of options granted is computed in accordance with ASC 718 on the date of grant.
(3)	Issuance of common shares to satisfy the payment of $150,000 issued to NEIP, a Corporation in which Mr. Ganz has an ownership interest.

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

Stock Option Plan

Effective May 31, 2013, the Company adopted its incentive stock option plan (the “2013 Stock Option Plan”) which replaced the prior stock option and stock bonus plans, as ratified by the Company’s shareholders at the Company’s 2015 annual meeting of shareholders. A maximum of 9,379,857 common shares were reserved for issuance under the 2013 Stock Option Plan. This amount represented 20% of the issued and outstanding shares following (i) the completion of the issuance of shares under the offering arising from the preliminary prospectus filed by the Company with the securities regulatory authorities in the provinces of Alberta, British Columbia and Ontario on February 21, 2013 and any final or amended final prospectus for that offering plus (ii) the conversion of the convertible debentures of the Company prior to the listing of the shares.

The Board approved a revised stock option plan (the “Revised Stock Option Plan”) and received stockholder approval at the annual meeting held on December 19, 2017, that will increase the number of shares reserved for issuance under the stock option plan from 9,379,857 to 18,993,274.

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the TSX-V, options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly-owned by such an employee, senior officer, director or consultant. If the Revised Stock Option Plan becomes subject to NI 45-106, options may be granted to employees, executive officers, directors and consultants of the Company or any parent or subsidiary of the Company and corporations controlled by them.

(b) The maximum number of common shares which can be issued under the Revised Stock Option Plan will be 18,993,274: provided that, so long as the Company is listed on the TSX-V, this maximum will be reduced to 20% of the issued and outstanding common shares on December 19, 2017.

(c) The term of any option granted under the Revised Stock Option Plan will be fixed by the board of directors at the time such option is granted, provided that options will not be permitted to exceed a term of ten years.

(d) The exercise price of any options granted under the Revised Stock Option Plan will be determined by the board of directors, in its sole discretion, but shall not be less than the closing price of the shares on the stock exchange on the day preceding the day on which the directors grant such options.

(e) While the shares are listed on the TSX-V, options will be non-assignable and non-transferable. If the Revised Stock Option Plan becomes subject to NI 45-106, options will be non-assignable and non-transferable except to certain permitted assigns including a spouse, a holding company of the option holder or spouse and a trustee, custodian or administrator acting on behalf of the option holder or spouse.

(f) So long as the shares are listed on the TSX-V, options on no more than 2% of the issued shares may be granted to any one consultant, or in aggregate to all persons performing investor relations activities, in any 12-month period.

(g) If the option holder ceases to be someone eligible to receive a grant of options under the Revised Stock Option Plan, then that holder’s existing options shall expire on the earlier of (i) the expiry date fixed at the time of the option grant, and (ii) ninety days after the date that the option holder ceases to be eligible to receive a grant of options under the Revised Stock Option Plan.

The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2017, and the options held by the officers and directors named below.

Options Exercised
Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted	Price	Date	Exercise	Realized
		(#)			(1)	(2)

-	-	-	-	-	-	-

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which
	are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Dean Thrasher	702,778	447,222	$0.10	3-26-2022
Karen Bowling	350,000	---	$0.08	10-17-2021
	265,000	---	$0.15	5-25-2022

Keith Morrison (1)	600,000	--	$0.32	5-8-2019
	400,000	--	$0.29	10-19-2020

	340,000	-	$0.15	5-25-2022

Karim Kanji (2)	500,000	--	$0.36	9-10-2019
	350,000	--	$0.29	10-19-2020
	290,000	-	$0.15	5-25-2022

Don Levantin	96,667	---	$0.16	8-9-2022

(1)	Keith Morrison resigned as a director on September 7, 2017
(2)	Karim Kanji resigned as a director on September 7, 2017

For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

In addition to the options described above, SDI has as of November 30, 2017, granted warrants to its officers and directors which are held by them upon the terms shown below.

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
(2)	Warrants were issued to Level 4 Capital Corp., a company in which Dean Thrasher has a 50% interest. In 2017, these 800,000 warrants were transferred to a Corporation owned by Mr. Thrasher

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows the ownership of SDI’s common stock as of March 13, 2018 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares (1)	Percent of
		Class
Dean Thrasher (2)	813,500	0.9%
Paul Jensen	1,282,766	1.4%
Northeast Industrial Partners LLC (3)	3,122,430	3.3%
Bryan Ganz	120,000	0.1%
Alpha North Asset Management	4,974,378	5.3%
Arthur Cohen	6,551,512	7.0%
Pierre LaPeyre	6,146,549	6.5%
Joseph Healey	6,551,512	7.0%
All Officers and Directors as a group	5,338,696	5.7%

(1)	Does not reflect shares issuable upon the exercise of options or on conversion of convertible debentures.
(2)	Dean Thrasher is contracted through 2412453 Ontario Corp., an entity controlled by him, which owns 800,000 shares of the Company directly.
(3)	Bryan Ganz is member of the Company's Board of Directors and the majority shareholder of Northeast Industrial Partners LLC.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY McGovern Hurley LLP audited SDI’s financial statements for the year ended November 30, 2017.

Schwartz Levitsky Feldman, LLP (“SLF”) audited SDI’s financial statements for the year ended November 30, 2016.

The following table shows the aggregate fees billed and billable to SDI during these years by the auditors.

	2017	2016
Audit Fees	$23,300	$21,500
Audit-Related Fees	$13,400	$11,300
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed or billable for professional services rendered for the audit of SDI’s annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI’s 10-Q reports. SLF billed SDI $13,400 for review of SDI financial statements for the three quarters of 2017. SLF resigned on November 30, 2017.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit

21.1	Subsidiary of Security Devices International, Inc.

23.1	Auditor's Consent

31.1	Rule 13a-14(a) Certifications *

31.2	Rule 13a-14(a) Certifications *

32.1	Section 1350 Certifications *

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2018.

SIGNATURE	TITLE	DATE

/s/ Dean Thrasher	Chief Executive Officer	March 13, 2018
Dean Thrasher	and Director

/s/ Rakesh Malhotra	Chief Financial Officer	March 13, 2018
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/ Dean Thrasher	Chief Executive Officer	March 13, 2018
Dean Thrasher	and Director

/s/ Bryan Ganz	Executive Chairman	March 13, 2018
Bryan Ganz

/s/ Karen Bowling	Director	March 13, 2018
Karen Bowling

/s/ Don Levantin	Director	March 13, 2018
Don Levantin

SECURITY DEVICES INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2017 AND 2016

Together with Reports of Independent Registered Public Accounting Firms

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Security Devices International, Inc.

We have audited the accompanying consolidated balance sheet of Security Devices International, Inc. as of November 30, 2017 and the related consolidated statement of operations and comprehensive loss, consolidated statement of cash flows, and consolidated statement of changes in stockholders’ equity (deficiency) for the year ended November 30, 2017. Security Devices International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Devices International, Inc. as of November 30, 2017, and the results of its operations and its cash flows for the year ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as at November 30, 2016 and 2015 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 13, 2017.

The accompanying consolidated financial statements have been prepared assuming that Security Devices International, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Security Devices International, Inc.’s operating loss and accumulated deficit as at November 30, 2017 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as Security Devices International, Inc.’s auditor since December 1, 2017.

UHY McGovern Hurley LLP

Chartered Professional Accountants
Licensed Public Accountants

Toronto, Ontario
March 13, 2018

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

2300 Yonge Street, Suite 1500, Box 2434
     Toronto, Ontario M4P 1E4
     Tel: 416 785 5353
     F a x : 416 785 5663

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Balance Sheets
As at November 30, 2017 and 2016
(Amounts expressed in US Dollars)

	2017	2016

	$	$
ASSETS
CURRENT
Cash and cash equivalent	1,965,043	192,826
Accounts receivable, net	36,412	32,534
Inventory (Note 15)	157,303	7,323
Prepaid expenses and other receivables	6,648	50,037

Total Current Assets	2,165,406	282,720
Deferred financing costs	-	36,874
Property and equipment, net (Note 9)	26,951	50,496

TOTAL ASSETS	2,192,357	370,090
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	393,341	245,911
Unsecured convertible debentures (net of deferred financing costs of $nil and $35,769), respectively (Note 14)	40,357	1,117,771
Derivative liabilities (Note 14)	539,860	-
Total Current Liabilities	973,558	1,363,682
Long term secured convertible debentures (Note 14)	892,176	-
Total Liabilities	1,865,734	1,363,682
Going Concern (Note 2)
Related Party Transactions (Note 8)
Commitments (Notes 11and 12)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, nil issued and outstanding (2016 - nil).
Common stock, $0.001 par value 200,000,000 shares authorized, 93,014,134 issued and outstanding (2016: 55,104,493)	93,014	55,105
Additional paid-in capital	31,365,097	27,307,274
Accumulated deficit	(31,098,864)	(28,298,613)
Accumulated other comprehensive loss	(32,624)	(57,358)

Total Stockholders’ Equity (Deficiency)	326,623	(993,592)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	2,192,357	370,090

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive loss
Years Ended November 30, 2017 and 2016
(Amounts expressed in US Dollars)

	2017	2016

	$	$
SALES	292,508	154,015
COST OF SALES	(191,320)	(95,017)
GROSS PROFIT	101,188	58,998

EXPENSES:
Depreciation (Note 9)	45,377	46,515
Foreign currency translation loss (gain)	55,007	(18,749)
Selling, general and administration	1,919,789	1,723,310
TOTAL OPERATING EXPENSES	2,020,173	1,751,076
LOSS FROM OPERATIONS	(1,918,985)	(1,692,078)

Accretion (Note 14)	(103,034)	-
Other expense-interest (Note 14)	(538,430)	(232,032)
Change in fair value of derivative liability (Note 14)	(239,802)	-
LOSS BEFORE INCOME TAXES	(2,800,251)	(1,924,110)
Income taxes (Note 10)	-	-
NET LOSS	(2,800,251)	(1,924,110)

Foreign exchange translation adjustment for the year	24,734	(10,619)
COMPREHENSIVE LOSS	(2,775,517)	(1,934,729)

Loss per share – basic and diluted	(0.05)	(0.04)
Weighted average number of common shares outstanding during the year	57,700,128	54,704,037

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended November 30, 2017 and 2016
(Amounts expressed in US Dollars)

	2017	2016

	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	(2,800,251)	(1,924,110)
Items not involving cash:
Value of issue of options (included in general and administration expenses)	214,112	28,024
Fair value of modification of options and warrants (included in general and administration expenses)	-	49,912
Amortization of deferred financing costs (Note 14)	138,927	63,740
Accretion (Note 14)	103,034	-
Foreign currency translation loss (gain)	55,007	(18,749)
Accrued interest converted to convertible debentures (Note 14)	285,780	-
Change in fair value of derivative liability (Note 14)	239,802	-
Issue of common shares for services	212,500	-
Depreciation	45,377	46,515
Changes in non-cash working capital:
Accounts receivable	(3,292)	6,989
Inventory	(149,980)	36,996
Prepaid expenses and other receivables	44,021	(22,838)
Accounts payable and accrued liabilities	143,932	73,382
NET CASH USED IN OPERATING ACTIVITIES	(1,471,031)	(1,660,139)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(21,844)	-
NET CASH USED IN INVESTING ACTIVITIES	(21,844)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	3,669,120	-
Net proceeds from secured convertible debentures	1,433,716	-
Repayment of secured convertible debentures	(1,757,671)	-
Proceeds from promissory note	72,585	-
Repayment of promissory note	(72,585)	-
Repayment of unsecured convertible debentures	(107,099)
Deferred financing costs	-	(36,874)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,238,066	(36,874)
Effects of foreign currency exchange rate changes	27,026	38,818
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	1,772,217	(1,658,195)
Cash, beginning of Year	192,826	1,851,021
CASH END OF YEAR	1,965,043	192,826

SUPPLEMENTAL INFORMATION:
INCOME TAXES PAID	-	-

INTEREST PAID	138,993	161,372

Non- Cash Items:

a)

During the year ended November 30, 2017, $1,015,026 (CAD $1,363,000) of outstanding unsecured convertible debentures were exchanged for an equal principal amount of subordinate secured convertible debentures.

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the years ended November 30, 2017 and 2016
(Amounts expressed in US Dollars)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	Loss	Total
	$	$	$	$	$	$

Balance as of November 30, 2015	54,615,642	54,616	27,179,827	(26,374,503)	(46,739)	813,201
Issue of common shares for services	488,851	489	49,511			50,000
Stock based compensation for issue of options			28,024			28,024
Stock based compensation for modification of warrants			49,912			49,912
Net loss for the year				(1,924,110)		(1,924,110)
Foreign currency translation					(10,619)	(10,619)
Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411			50,000
Issue of common shares for services	503,251	503	49,497			50,000
Issue of common shares for services	534,941	535	49,465			50,000
Issue of common shares for services	498,423	498	62,002			62,500
Issuance of units	35,783,612	35,784	3,633,336			3,669,120
Stock based compensation for issue of options			214,112			214,112
Net loss for the year				(2,800,251)		(2,800,251)
Foreign currency translation					24,734	24,734
Balance as of November 30, 2017	93,014,134	93,014	31,365,097	(31,098,864)	(32,624)	326,623

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

Security Devices International, Inc. (the “Company” or “SDI”) was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. The consolidated financial statements for the years ended November 30, 2017 and 2016 include the accounts of the Company, and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America as applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company’s activities are subject to risk and uncertainties including:

The Company has not earned adequate revenue and has used cash in its operations. Therefore, the Company will need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $31,098,864 from inception to November 30, 2017. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amount of revenues and expenses. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculations of stock-based compensation, estimating the useful life of its property and equipment and accounting for conversion features on convertible debt transactions. These estimates are based on management’s best estimates and judgment. Management will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual results could differ significantly from these estimates.

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

The Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists; the products have been shipped to the customer; the sales price is fixed or determinable; and collectability is reasonably assured.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

d)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year and the conversion feature of convertible debentures. There were no common equivalent shares outstanding at November 30, 2017 and 2016 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2017, there are 4,866,667 options and 20,941,160 warrants outstanding, which are convertible into equal number of common shares of the Company. At November 30, 2016, there were 4,625,000 options and 2,484,650 warrants outstanding, which were convertible into equal number of common shares of the Company.

e)	Stock-Based Compensation

All stock option awards granted to employees are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight-line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from employees or non- employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for employees and non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

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
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

f)	Foreign Currency

The parent company maintains its books and records in U.S. dollars which is its functional and reporting currency. The Company’s operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method, all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates, and revenues and expenses are translated at average rate for the year. The resulting translation adjustment has been included in accumulated other comprehensive loss. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the consolidated statement of operations and comprehensive loss for the reporting periods.

g)	Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments relating to its Canadian subsidiary.

h)	Financial Instruments

The carrying amount of accounts receivable and accounts payable and accrued liabilities, approximated their fair value because of the relatively short maturity of these instruments. The Company determines fair value based on its accounting policy fair value measurement (i.e. exit price that would be recovered for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures.

i)	Fair Value Measurement

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market- based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

i)	Fair Value Measurement-Cont’d

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

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments.

The subordinate convertible debentures are measured at fair value on a recurring basis using Level 3 inputs, and the fair value is determined using unobservable inputs. The change in fair value of the embedded derivative related to the subordinate convertible debentures of $239,802 for the year ended November 30, 2017 (November 30, 2016 - $Nil) is reflected as Change in fair value of derivative liability in the accompanying consolidated statements of operations and comprehensive loss (see Note 14(b)).

j)	Convertible Debt Instruments

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments the Company accounts for convertible debt instruments in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes any debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, any induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
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

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30% declining balance method
Furniture and fixtures	30% declining balance method
Leasehold Improvements	Straight line over period of lease
Molds	20% straight line over 5 years

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
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

Inventories comprise primarily of Blunt Impact Projectiles (finished goods) and are valued at the lower of cost and net realizable value with cost being determined on the first-in, first-out basis. Costs consist of sub- contracted manufacturing costs.

o)	Consolidation

These consolidated financial statements include the accounts of Security Devices International, Inc. and entities it controls. Control exists when SDI has the power, directly or indirectly, to govern the financial and operating policies of an entity or arrangement to obtain benefit from its activities. In assessing control, potential voting rights that currently are exercisable are considered. The financial statements of the subsidiary are included in the consolidated financial statements from the date that control commences until the date that control ceases. These consolidated financial statements include the results of SDI and its wholly-owned subsidiary, Security Devices International Canada Corp.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

p)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include: the determination of enforceable rights and obligations between parties; the identification of performance obligations including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements. ASC 606 will be effective for the Company beginning December 1, 2018 and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company is required to apply this guidance to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the provisions of ASU 2017-01.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share- based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is in the process of evaluating the amendments to determine if they have a material impact on the Company’s financial position, results of operations or cash flow.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2017	2016
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$193,198	$85,603
Accrued liabilities-accrued interest	$1,539	$54,259
Accrued liabilities-other liabilities	$198,604	$106,049
	$393,341	$245,911

Accrued liabilities-other liabilities relate primarily to professional fees.

5.	CAPITAL STOCK

a)	Authorized

200,000,000* Common shares, $0.001 par value

And

5,000,000 Preferred shares, $0.001 par value

* On October 6, 2017, the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 100,000,000 to 200,000,000 common shares.

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

93,014,134 Common shares (2016: 55,104,493 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2017

In January 2017, the Company made the second share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 589,414 common shares at a price of $0.0848 per share to satisfy the payment of $50,000 due on November 15, 2016.

In March 2017, the Company made the third share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of $50,000 due on February 15, 2017.

In June 2017, the Company made the fourth and final share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of $50,000 due on May 15, 2017.

In October 2017, the Company made a further share issuance to Northeast Industrial Partners under the consulting agreement announced on June 20, 2016 and extended as announced on June 16, 2017. The Company issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017.

On November 28, 2017, the Company closed the sale of 35,783,612 units on a private placement basis for gross proceeds of $3,793,063 (net proceeds of $3,669,120). Share issue costs related to this issuance totaled $123,943. This includes the issuance of 17,648,258 units, issued to settle the 2016 secured convertible debt for $1,500,000 along with interest as well as additional $113,044 in debt which comprised of a promissory note for $72,585 (CAD $89,040) and unsecured convertible debentures for $39,159 (CAD$50,000) plus accrued interest of $1,300.

Each unit consists of one common share of Company stock and one-half of a warrant. Each whole warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.18. If the average closing price of the common shares is over $0.36 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice to the registered holders of the warrants accelerating the expiry date to a date not less than 30 days following the date of that notice.

J Streicher Capital, LLC (the “Agent”) acted as exclusive Agent for the brokered portion of the private placement which totaled $1,922,348. The Agent received a cash commission of $60,669 and 572,354 agent warrants. Each agent warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.15. If the closing price of the common shares is over $0.30 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice accelerating the expiry date of the agent warrants to a date not less than 30 days following the date of that notice.

Year ended November 30, 2016

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement Northeast Industrial Partners, in which the said director has an ownership interest. For the consultant services, the consultant was paid cash of $50,000 and issued a value of $200,000 in the Company’s stock, issuable in four quarterly instalments over the 12-month period ending May 15, 2017. In September 2016, the Company issued 488,851 common stock to the consultant being the first quarterly instalment for a value of $50,000 which was due August 15, 2016.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION AND WARRANTS

Effective May 31, 2013, the Company adopted an incentive stock option plan (the “2013 Stock Option Plan”) which replaced the prior stock option and stock bonus plans, as ratified by the Company’s shareholders at the Company’s 2015 annual meeting of shareholders. A maximum of 9,379,857 common shares were reserved for issuance under the 2013 Stock Option Plan.

The Board approved a revised stock option plan (the “Revised Stock Option Plan”) and received stockholder approval at the annual meeting held on December 19, 2017, that will increase the number of shares reserved for issuance under the stock option plan from 9,379,857 to 18,993,274.

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the TSX-V, options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly-owned by such an employee, senior officer, director or consultant. If the Revised Stock Option Plan becomes subject to NI 45-106, options may be granted to employees, executive officers, directors and consultants of the Company or any parent or subsidiary of the Company and corporations controlled by them.

(b) The maximum number of common shares which can be issued under the Revised Stock Option Plan will be 18,993,274: provided that, so long as the Company is listed on the TSX-V, this maximum will be reduced to 20% of the issued and outstanding common shares on December 19, 2017.

(c) The term of any option granted under the Revised Stock Option Plan will be fixed by the board of directors at the time such option is granted, provided that options will not be permitted to exceed a term of ten years.

(d) The exercise price of any options granted under the Revised Stock Option Plan will be determined by the board of directors, in its sole discretion, but shall not be less than the closing price of the shares on the stock exchange on the day preceding the day on which the directors grant such options.

(e) While the shares are listed on the TSX-V, options will be non-assignable and non-transferable. If the Revised Stock Option Plan becomes subject to NI 45-106, options will be non-assignable and non-transferable except to certain permitted assigns including a spouse, a holding company of the option holder or spouse and a trustee, custodian or administrator acting on behalf of the option holder or spouse.

(f) So long as the shares are listed on the TSX-V, options on no more than 2% of the issued shares may be granted to any one consultant, or in aggregate to all persons performing investor relations activities, in any 12-month period.

(g) If the option holder ceases to be someone eligible to receive a grant of options under the Revised Stock Option Plan, then that holder’s existing options shall expire on the earlier of (i) the expiry date fixed at the time of the option grant, and (ii) ninety days after the date that the option holder ceases to be eligible to receive a grant of options under the Revised Stock Option Plan.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

Year ended November 30, 2017

Warrants

On November 28, 2017, the Company closed the sale of 35,783,612 units on a private placement basis for gross proceeds of $3,793,063. Each unit consists of one common share of Company stock and one-half of a warrant. The Company issued 35,783,612 common shares and 17,891,806 warrants. Each whole warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.18. In addition to cash compensation, the Agent received 572,354 agent warrants. Each agent warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.15. The fair value of these Agent warrants was estimated at $78,332 using the Binomial option pricing model and reflected in additional paid-in capital. The valuation considered the following assumptions- risk free rate of 2%; expected dividends of 0%; expected forfeiture rate of 0%; expected volatility of 131.59%; market price of the Company’s common stock of $0.17 and expected life of 5 years. If the closing price of the common shares is over $0.30 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice accelerating the expiry date of the agent warrants to a date not less than 30 days following the date of that notice.

Stock Options:

On March 27, 2017, the board of directors granted options to the CEO to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	134.27%
Expected life	5 years
Market price of the Company’s common stock on date of grant of options	$0.10
Stock-based compensation cost expensed	$61,358
Unvested stock-based compensation expense	$39,047

On May 26, 2017, the board of directors granted 895,000 options to directors and 75,000 options to a consultant to acquire a total of 970,000 common shares. These options were issued at an exercise price of CAD $0.20 ($0.15) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		127.0 0%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$124,326
Unvested stock-based compensation expense	$	Nil

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

On June 19, 2017, the board of directors granted options to an employee to acquire a total of 150,000 common shares. These options were issued at an exercise price of CAD $0.20 ($0.15) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		128.83%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$17,795
Unvested stock-based compensation expense	$	Nil

On August 10, 2017, the board of directors granted options to a new director to acquire a total of 96,667 common shares. These options were issued at an exercise price of CAD $0.20 ($0.16) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		129.90%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.13
Stock-based compensation cost expensed		$10,633
Unvested stock-based compensation expense	$	Nil

As of November 30, 2017, there was $39,047 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

Fair value of warrants was estimated using the Black Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	101.25% to 150.29%
Expected life	4 years
Market price of the Company’s common stock on date of extension	$0.17
Warrant modification expense	$49,912

Stock Options:

On August 18, 2016, the board of directors granted options to a consultant to acquire a total of 25,000 common shares. These options were issued at an exercise price of CAD $0.14 ($0.11) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	163.68%
Expected life	5 years
Market price of the Company’s common stock on date of grant of options	$0.11
Stock-based compensation cost	$2,574

On October 20, 2016, the board of directors granted options to a new director to acquire a total of 350,000 common shares. These options were issued at an exercise price of CAD $0.11 ($0.08) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	149.08%
Expected life	5 years
Market price of the Company’s common stock on date of grant of options	$0.08
Stock-based compensation cost	$25,450

As of November 30, 2016, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS

a)	OPTIONS

The following table summarizes the options outstanding under the Stock Option Plan:

	Number of options
	2017	2016

Outstanding, beginning of year	4,625,000	4,750,000
Granted	2,366,667	375,000
Expired	(500,000)	(100,000)
Exercised	-	-
Forfeited	-	-
Cancelled	(1,625,000)	(400,000)
Outstanding, end of year	4,866,667	4,625,000
Exercisable, end of year	4,419,445	4,625,000

Year 2017		Number of
	Exercise price	options
Expiry date	per share	2017
May 8, 2019	CDN$ 0.35 ($0.32)	600,000
September 10, 2019	CDN$ 0.40 ($0.36)	550,000
October 19, 2020	CDN$ 0.38 ($0.29)	1,150,000
October 19, 2021	CDN$ 0.11 ($0.08)	350,000
March 22, 2022	CDN$ 0.13 ($0.10)	1,150,000
March 25, 2022	CDN$ 0.20 ($0.15)	970,000
August 16, 2022	CDN$ 0.20 ($0.16)	96,667
TOTAL		4,866,667

Weighted average exercise price:
Options outstanding at end of year	CDN$ 0.26	($0.21)
Options granted during the year	CDN$ 0.15	($0.13)
Options exercised during the year	-	-
Options expired during the year	CDN$ 0.35	($0.31)
Options cancelled during the year	CDN$ 0.37	($0.32)

Year 2016		Number of
	Exercise price	options
Expiry date	per share	2016
March 18, 2017	CDN$0.35 ($0.31)	350,000
August 5, 2017	CDN$0.35 ($0.32)	150,000
May 8, 2019	CDN$0.35 ($0.32)	600,000
September 10, 2019	CDN$0.40 ($0.36)	1,625,000
October 19, 2020	CDN$0.38 ($0.29)	1,525,000
August 17, 2021	CDN$0.14 ($0.11)	25,000
October 19, 2021	CDN$0.11 ($0.08)	350,000
TOTAL		4,625,000
Options outstanding at end of year	CDN$0.36	($0.30)
Options granted during the year	CDN$0.11	($0.08)
Options exercised during the year	-	-
Options expired during the year	CDN$0.45	($0.45)
Options cancelled during the year	CDN$0.39	($0.33)

The share options outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2017	2016
	(Years)	(Years)
Total outstanding options	3.4	2.8
Total exercisable options	2.7	2.8

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

b)	WARRANTS

	Number of
	Warrants		Exercise
	Granted		Prices
		$
Outstanding at November 30, 2015 and average exercise price	2,767,800		0.17
Expired	(131,250)		0.13
Expired	(151,900)		0.45
Cancelled	-		-
Outstanding at November 30, 2016 and average exercise price	2,484,650		0.16
Granted	17,891,806		0.18
Granted	572,354		0.15
Expired	(7,650)		0.25
Outstanding at November 30, 2017 and average exercise price	20,941,160		0.18

Exercisable at November 30, 2017	20,941,160		0.18
Exercisable at November 30, 2016	2,484,650		0.16

On June 9, 2016, the board of directors extended the expiry of 400,000 warrants issued in 2012 by an additional 4 years (refer to note 6).

The warrants outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2017	2016
	(Years)	(Years)
Total outstanding warrants	4.68	3.25
Total exercisable warrants	4.68	3.25

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Year ended November 30, 2017

As of year-end, there are no amounts receivable from related parties.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a corporation in which the said director has an ownership interest. In January 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of $50,000 due on November 15, 2016. In March 2017, the Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of $50,000 due on February 15, 2017. In May 2017, the Company made the final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. The payment shall be made by issuance of stock.

In September 2017, the Company made a further share issuance to NEIP and issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017. The agreement was terminated on October 31, 2017. The Company accrued a payable for $62,500 as of year-end and this expense was subsequently settled and paid by issuance of shares after the year end (See Note 17). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. As at November 30, 2017, the Company has an outstanding payable to NEIP of $15,000 under this back- office accounting and administration services agreement. The Company expensed $82,500 for services provided during the year ended November 30, 2017.

On December 7, 2016, NEIP participated in the 10% senior secured convertible debt issuance by investing $100,000 in a private placement along with outside investors. This debt along with interest of $17,178 was settled in November 2017 by issuance of 1,105,454 units at $0.106 per unit being the same terms as the private placement.

Effective as of October 1, 2017, the Company entered into an employment agreement with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter (see Note 11). The Company accrued a payable for $33,333 for the months of October and November as of year-end and this expense was subsequently settled and paid by the issue of shares after the year end (see Note 17).

On November 28, 2017, Paul Jenson and Don Levintin participated in the issuance of units by investing $100,000 and $7,500, respectively, in the private placement along with outside investors.

On August 10, 2017, the Company issued a promissory note to Don Levintin, a director of the Company for cash advance receipt for $72,585 (CAD $89,040) at 12% per annum and repayable on February 16, 2018. In November 2017, the said note was settled, and the director was issued 684,762 units at $0.106 per unit being the same terms as the private placement.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS-Cont’d

The Company expensed $37,000 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest. The Company expensed $156,000 (CAD$200,000) for services provided by the CEO of the Company and which was paid part in salary and part to two corporations in which the CEO has an ownership interest, in accordance with the consulting contract.

During the year ended November 30, 2017, the Company issued 2,141,667 options to directors. The Company expensed $186,704 for fair value of options which vested during this period.

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

On June 9, 2016, the board of directors extended the expiry dates of 400,000 warrants issued in 2012 to a director at an exercise price of $0.20, from original expiry date of August 9, 2016 to August 7, 2020. As a result of these modifications, the fair value of 400,000 warrants increased by $49,912.

On October 20, 2016, the board of directors granted 350,000 options to a new director. These options were issued at an exercise price of $0.08 (CAD $0.11) per share and vest immediately with an expiry term of five years. The Company expensed stock-based compensation cost of $25,450.

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with a corporation in which the said director has an ownership interest. The said corporation was paid cash of $25,000 in May 2016 and $25,000 in June 2016. In addition, in September 2016, the Company issued 488,851 shares for services at deemed price of $0.1023 (CAD$0.1322) for a total consideration of $50,000.

The Company expensed $32,000 for services provided by the CFO of the Company and $186,800 for services provided by a Corporation in which the Chief Operating Officer has an ownership interest, in accordance with the consulting contract.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

9.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation.

	November		November
	30, 2017	Accumulated	30, 2016	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Computer equipment	53,696	39,971	37,573	35,410
Furniture and fixtures	20,998	17,805	18,027	16,648
Leasehold improvements	26,471	26,471	23,721	19,338
Molds	209,515	199,482	209,515	166,944

	310,680	283,729	288,836	238,340

Net carrying amount		$26,951		$50,496
Depreciation expense		$45,377		$46,515

10.	INCOME TAXES

The Company has non-capital losses of approximately $16.6 million in the United States and $3.5 million (CDN$4.5 million) in Canada available, which may be applied against future taxable income and which expire as follows:

	USA		Canada	Total
2025	$188,000	$		$188,000
2026	610,000			610,000
2027	1,731,000			1,731,000
2028	3,175,000			3,175,000
2029	2,793,000			2,793,000
2030	2,045,000			2,045,000
2031	-			-
2032	1,999,000			1,999,000
2033	36,000			36,000
2034	948,000		849,000	1,797,000
2035	561,000		1,099,000	1,660,000
2036	699,000		993,000	1,692,000
2037	1,803,000		555,000	2,358,000
	$16,588,000		$3,496,000	$20,084,000

The reconciliation of income taxes at statutory income tax rates (U.S – 35% and Canada – 26.5% on their respective losses) to the income tax expense is as follows:

	November	November
	30, 2017	30, 2016

Loss before income taxes	$(2,800,251)	$(1,924,110)
Income tax recovery at statutory rate	(932,000)	(592,000)
Permanent differences	(74,000)	50,000
Tax benefit not recognized	1,006,000	542,000
Income taxes – current and deferred	$-	$-

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

10.	INCOME TAXES-Cont’d

Deferred tax asset components as of November 30, 2017 and 2016 are as follows:

	2017	2016
Non-capital losses available to offset future income-taxes	$20,084,000	$19,265,000

Expected income tax recovery at statutory rates	$(4,410,000)	$(6,473,000)
Valuation allowance	$4,410,000	$6,473,000
Net deferred tax assets	-	-

As the Company has recognized substantial cumulative losses from operations and has not earned significant revenues, it has provided a 100% valuation allowance on the net deferred tax assets as of November 30, 2017 and 2016. Management believes the Company has no uncertain tax positions that were material.

11.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of CAD $200,000 ($156,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term (see Note 6). The Company must pay four months of pay for termination without cause or change of control.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of CAD $6,399 ($4,800).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

12.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company entered a Development, Supply and Manufacturing Agreement with the BIP manufacturer on August 1, 2017. This agreement provides the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement in North America. The agreement is for a term of four years with an automatic extension for additional one- year terms if neither party has given written notice of termination at least sixty (60) days prior to the end of the then- current term.

The Company entered a License and Supply Agreement with Safariland, LLC on May 1, 2017. This agreement provides the Company to license and sell only to Safariland, LLC for certain BIP standard payloads for integration with and production of certain less-lethal impact munitions in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party have given written notice of termination at least ninety (90) days prior to the end of the then-current term.

13.	SEGMENT DISCLOSURES

The Company is organized into two geographic areas in the U.S.A. and Canada respectively. The U.S.A. and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed, and resources are allocated by our CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the fiscal years ended November 30, 2017 and 2016:

Year ended November 30, 2017

	SDI USA	SDI Canada	Total
Sales	$252,227	$86,272	$338,499

Year ended November 30, 2016

	SDI USA	SDI Canada	Total
Sales	$136,230	$67,432	$203,662

	2017	2016
Sales	$338,499	$203,662
Elimination of intersegment revenue	(45,991)	(49,647)

Consolidated sales	$292,508	154,015

As at November 30, 2017

	SDI USA	SDI Canada	Total
Assets	$2,159,618	$32,739	$2,192,357

As at November 30, 2016

	SDI USA	SDI Canada	Total
Assets	$280,692	$89,398	$370,090

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

a)	$40,357 Unsecured Convertible Debentures

On August 6, 2014, the Company issued CAD $1,549,000 (1,398,342) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”). At any time while the debentures are outstanding, the holder has the option to convert the outstanding principal of the debentures into common shares of the Company at a fixed conversion price of CAD $0.50 ($0.39) per share. At any time after February 6, 2015, the Company has the right to force the conversion of the debentures into common shares at a price of at least CAD$0.65 ($0.50) per common share for a period of at least 20 consecutive trading days. If the common shares do not trade on any trading day and the bid price of the common shares is CAD $0.65 ($0.50) or greater, the common shares shall be deemed to have traded at a price of at least CAD $0.65 ($0.50) on that trading day. Additionally, the Company has the right to redeem the debentures, in whole or in part, (a) during the 12 months ending August 6, 2015, at a premium of 15% to the principal amount being redeemed plus any accrued interest, (b) during the 12 months ending August 6, 2016, at a premium of 5% to the principal amount being redeemed plus any accrued interest, (c) during the 12 months ending August 6, 2017, at a premium of 2% to the principal amount being redeemed plus any accrued interest. In connection with the financing, the Company issued warrants to placement agents to purchase 151,900 shares of common stock at an exercise price of CAD $0.50 ($0.39) per share. Additionally, the Company incurred $157,293 in financing fees. During the year ended November 30, 2017, the Company recorded $16,753 (November 30, 2016 - $168,292) in interest expense.

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

As of November 30, 2016, these unsecured convertible debentures, net of unamortized deferred financing costs, were recorded at $1,117,771 on exchange rate conversion.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

On December 7, 2016, the Company entered into a Securities Purchase Agreement to sell $1,500,000 of 10% senior secured convertible debentures, convertible into shares of the Company’s common stock, in a private placement. The sale of the secured notes was closed on December 7, 2016 (see Note 14(b)). A condition to the sale of the secured notes was the exchange of at least 80% in principal amount of the Company’s outstanding 12% Unsecured Debentures, which mature on August 6, 2017 (the “Unsecured Debentures”) for an equal principal amount of Subordinate Secured Debentures. Concurrent with the sale of the Secured Notes, CAD$1,363,000 ($1,015,026) of the Company’s outstanding Unsecured Debentures, which represented approximately 88% of the outstanding Unsecured Debentures, were exchanged for an equal principal amount of the Subordinate Secured Debentures.

Unsecured convertible debentures

	Unsecured	Deferred	Unsecured
	convertible	financing	convertible
			debenture
	debentures	costs	(Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchange for subordinate secured debentures	1,015,026	-	1,015,026
Amortization of deferred financing costs	-	(35,769)	(35,769)
Repayment of unsecured convertible debentures	66,640	-	66,640
Conversion of unsecured convertible debentures to equity	39,159	-	39,159
Foreign currency translation	(7,642)	-	(7,642)
Balance as of November 30, 2017	(40,357)	-	(40,357)

On August 6, 2017, the Company repaid CAD $84,000 ($66,640) of convertible debentures and the remaining convertible debenture holders executed agreements for forbearance of their debt with a new repayment date of February 16, 2018. On November 28, 2017, principal of CAD $50,000 ($39,159) plus accrued interest of $1,300 was converted to equity (see Note 5).

b)	Long-term Series B Secured Convertible Debentures $892,176

Series B secured convertible debentures

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (Subordinate Secured Debentures) were issued pursuant to the Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,809) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures mature on June 6, 2019 and bear interest at 12% per annum, payable semiannually. The debentures are secured by all the assets of the Company. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share subject to anti-dilution protection with a minimum conversion price of $0.13 (CAD $0.10) and for capital reorganization events. The debentures also embody certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to its stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The Company has evaluated the terms and conditions of the debentures under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection) were also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, the evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following table reflects the allocation of the purchase on December 7, 2016:

Secured Convertible Notes	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Compound embedded derivative	(285,612)
Carrying value	$756,223

The carrying value of the debentures at November 30, 2017 is CAD$1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD$134,089 ($103,034) during the period from inception to November 30, 2017. In addition, the closing balance was converted at the year-end exchange rate which resulted in a foreign currency translation loss of $32,919.

During the year ended November 30, 2017, the Company recorded $125,079 in interest expense.

Derivative Liabilities

The carrying value of the Compound Embedded Derivative Liability is reflected on the balance sheet, with changes in the carrying value being recorded as derivative gain (loss) on the income statement. The components of the compound embedded derivative as of November 30, 2017 are:

Financings giving rise to derivative financial instruments	Indexed Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The following table summarizes the effects on the gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended November 30, 2017:

Year ended
Financings giving rise to derivative financial instruments and the income effects:	November 30, 2017
Compound embedded derivatives:
Series B Convertible Secured Debentures
December 7, 2016	$(285,612)
Change in fair value of derivative liabilities	(239,802)
Foreign currency translation loss	(14,446)
$(539,860)

Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.
Level 2 valuations:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model- derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of November 30, 2017 are all measured at estimated fair value using Level 2 and 3 inputs.

The features embedded in the debentures were combined into one compound embedded derivative that were fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

	November 30, 2017	December 7, 2016

Derivative financial instruments	$539,860	$285,612
Conversion price	$0.13	$0.24
Volatility	106%	82%
Remaining term (years)	1.52	2.50
Risk free rate	1.78%	1.10%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

Secured convertible debentures

On December 7, 2016, the Company issued a $1,500,000 10% secured convertible debenture with a term to June 9, 2019 (the “Maturity Date”). The holder has the option to convert the outstanding principal and interest into common stock at a conversion price of $0.24 per share. The conversion price is subject to adjustments in the event of subsequent equity issuances at a price per share below $0.24. The Company incurred $103,158 in financing fees.

The Company evaluated the terms and conditions of the secured convertible debentures under the guidance of ASC 815. Even though the instrument's conversion price used to calculate the settlement amount is not fixed the embedded conversion feature is still considered indexed to an entity's own stock under the guidance of ASC 815 because the only variables that could affect the settlement amount are inputs to the fair value of a fixed-for-fixed forward or option on equity shares. However, the conversion feature did not meet the conditions for equity classification provided in paragraphs 11 through 35 of ASC 815-40-25 because the contracts contain a security agreement which requires the posting of collateral. Therefore, the conversion feature requires bifurcation and liability classification.

The following table reflects the allocation of the purchase on the financing date:

Convertible debentures (Face value)	$1,500,000

Proceeds	$(1,396,842)
Embedded conversion feature	889,050
Deferred financing costs	(103,158)
Convertible debentures	610,950

The secured convertible debt of $1,500,000 plus accrued interest of $257,671 comprising $140,959 for the period from issuance to date of settlement calculated at 10% per annum and $116,712 calculated at 5% per annum from date of settlement to original maturity date was settled on November 28, 2017.

The following table reflects the embedded derivatives during the year ended November 30, 2017.

Balances as of December 1, 2016		$—
Issuances		889,050
Changes in fair value		(889,050)
Balances as of November 30, 2017	$	Nil

15.	INVENTORY

Inventory as of November 30, 2017, consists of finished goods of Blunt Impact Projectiles 40mm for $109,673 (November 30, 2016: $836) and 40mm LMT launchers for $nil (November 30, 2016 $6,487) and inventory procured from other suppliers for $47,630 (November 30, 2016: $nil). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

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

During the year ended November 30, 2017, in comparison to the prior year, the US dollar weakened in relation to the Canadian dollar and upon the translation of the Company’s subsidiary’s revenue, expenses, assets and liabilities held in Canadian dollars, the Company recorded translation adjustment gain of $24,734 (2016- a loss of $10,619), in other comprehensive income or loss. The convertible debentures issued by SDI in Canadian currency reflected a currency loss of $55,007 and gain of $18,749 for the years ended November 30, 2017 and 2016, respectively.

The Company's Canadian subsidiary revenue, costs of sales, operating costs and capital expenditures are denominated in Canadian dollars. Consequently, fluctuations in the U.S. dollar exchange rate against the Canadian dollar increases the volatility of sales, cost of sales and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward and option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the US exchange rate, the impact on the loss and stockholders’ deficiency is not material except the effect on the foreign exchange conversion of the convertible debt issued in Canadian dollars.

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

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. The Company’s operations rely significantly on one supplier. Notwithstanding the Company can source alternative suppliers.

iii)	Credit Concentration

For the year ended November 30, 2017, two customers represented approximately 48% of total revenues (2016 - 31% from two customers).

The accounts receivable from two customers represents approximately 85% of accounts receivable as of November 30, 2017 (2016 - 93% from three customers).

The Company’s customers are primarily in North America. Revenues primarily consists of the sale of BIP munition.

iv)	Vendor Concentration

The Company currently purchases 100% of its inventory from one supplier.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2017 and 2016
(Amounts expressed in US Dollars)

17.	SUBSEQUENT EVENTS

a)

Effective December 1, 2017, the Company signed a twelve-month contract with the corporation owned and controlled by the CFO to pay an annual compensation of $42,000 for the CFO services. The Company paid a retainer of $10,500 and is committed to pay $2,625 on monthly basis. Early termination of the contract by the Company without cause or change in control will attract a termination payment of $20,000.

b)

The Company made a share issuance to NEIP under the consulting agreement announced on June 16, 2017. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017. The shares are subject to a four-month holding period.

c)

The Company made a share issuance to Paul Jensen under the employment agreement announced on August 28, 2017. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, payable for the months of October to December 2017. The shares are subject to a four-month holding period.

d)

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, which includes a reduction of the statutory corporate tax rate from 35% to 21%. The lower tax rate will have a beneficial impact on results going forward, but also result in the revaluation of net deferred tax assets, based on the lower tax rate. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws are enacted. The rate reduction is effective January 1, 2018.

e)	In February 2018, the liability for unsecured convertible debentures for total of $40,357 was settled in cash.

f)	Subsequent to November 30, 2017, 1,240,000 options granted to directors and a consultant of the Company expired.

