Form 10-K/A
period 2017-11-30
Security Devices International Inc.
filed 2018-03-28
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. - None

SECURITY DEVICES INTERNATIONAL INC.
(Name of Small Business Issuer in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

107 Audubon Road, Bldg 2, Suite 201	01880
Wakefield, Massachusetts
(Address of Principal Executive Office)	Zip Code

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Security Devices International Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended November 30, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018 (the “Original Filing”) to amend and supplement Items 4, 13 and 15.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officers, dated as of the date of filing of this Amendment No. 1. Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Items 10, 11 and 12, as well as footnote 8 to the Company’s audited annual financial statements.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1*	Certificate of Incorporation of the Company.

3.2	Bylaws of the Company Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 filed on March 16, 2006).

4.1

Trust Indenture dated December 7, 2016 by and among the Company, Security Devices International Canada Corp., and TSX Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2016).

10.1*	2017 Revised Stock Option Plan of the Company.

10.2*†

Consulting Agreement dated June 15, 2016 between the Company and Northeast Industrial Partners, LLC, as amended by Extension Agreement to Consulting Agreement, dated May 1, 2017, between the Company and Northeast Industrial Partners, LLC.

10.3

Securities Purchase Agreement dated December 7, 2016 by and among the Company, Northeast Industrial Partners, LLC, as collateral agent, and certain purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2016).

10.4*†	Employment Agreement dated January 1, 2017 between the Company and Dean Thrasher.

10.5*	Manufacturing Supply Agreement dated August 11, 2017 between the Company and Micron Products, Inc.

10.6*†	Employment Letter dated August 28, 2017 between the Company and Paul Jensen.

10.7*	Registration Rights Agreement dated as of November 28, 2017 by and between the Company and the Selling Shareholders.

10.8*	Subscription Agreement (form) dated as of November 28, 2017 by and between the Company and each Selling Shareholder with respect to the purchase and sale of the Units.

10.9*	License and Supply Agreement dated as of May 1, 2017 between the Company and Safariland, LLC.

16.1	Letter of Schwartz Levitsky Feldman LLP dated November 30, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 4, 2017).

16.2	Letter of Schwartz Levitsky Feldman LLP dated November 30, 2017 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 4, 2017).

16.3	Letter of Schwartz Levitsky Feldman LLP dated December 1, 2017 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 4, 2017).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual report on Form 10-K filed on March 15, 2018).

31.1*	Rule 13a-14(a) Certifications

31.2*	Rule 13a-14(a) Certifications

32.1*	Section 1350 Certifications

* Filed with this report.
† Management Contract

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2018.

SIGNATURE	TITLE	DATE

/s/ Dean Thrasher	Chief Executive Officer	March 28, 2018
Dean Thrasher	and Director

/s/ Rakesh Malhotra	Chief Financial Officer	March 28, 2018
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/ Dean Thrasher	Chief Executive Officer	March 28, 2018
Dean Thrasher	and Director

/s/ Bryan Ganz	Executive Chairman	March 28, 2018
Bryan Ganz

/s/ Karen Bowling	Director	March 28, 2018
Karen Bowling

/s/ Don Levantin	Director	March 28, 2018
Don Levantin