Form 10-Q
period 2018-02-28
Security Devices International Inc.
filed 2018-04-16
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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
Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [  ]    No [X]

As of April 16, 2018, the Company had 93,861,054 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Balance Sheets
As at February 28, 2018 and November 30, 2017
(Amounts expressed in US Dollars)
(Unaudited)

	February 28,	November 30,
	2018	2017
	$	$
ASSETS

CURRENT
Cash and cash equivalent	1,437,587	1,965,043
Accounts receivable	15,889	36,412
Inventory (Note 10)	190,541	157,303
Prepaid expenses and other receivables	156,906	6,648

Total Current Assets	1,800,923	2,165,406
Property and equipment (Note 3)	26,053	26,951

TOTAL ASSETS	1,826,976	2,192,357

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	259,985	393,341
Unsecured convertible debentures (Note 9)	-	40,357
Derivative Liabilities (Note 9)	541,692	539,860
Total Current Liabilities	801,677	973,558
Long term secured convertible debentures (Note 9)	925,728	892,176
Total Liabilities	1,727,405	1,865,734
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 13)

STOCKHOLDERS' EQUITY

Capital Stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (November 30, 2017 - nil).
Common stock, $0.001 par value 200,000,000 shares authorized (2017: 200,000,000), 93,014,134 issued and outstanding (November 30, 2017: 93,014,134)	93,014	93,014
Additional Paid-In Capital	31,381,831	31,365,097
Shares to be issued	112,500	-
Deficiency	(31,454,576)	(31,098,864)
Accumulated Other Comprehensive Loss	(33,198)	(32,624)

Total Stockholders' Equity	99,571	326,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,826,976	2,192,357

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive loss
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	Three- month	Three- month
	period ended	period ended
	February 28,	February 28,
	2018	2017
		(Restated)
		(See Note12)
	$	$
SALES	28,116	42,433

COST OF SALES	(20,741)	(23,111)

GROSS PROFIT	7,375	19,322

EXPENSES:
Depreciation (Note 3)	3,353	11,972
Foreign currency translation loss (Note 9)	8,027	13,822
Selling, general and administration	290,443	479,160

TOTAL OPERATING EXPENSES	301,823	504,954
LOSS FROM OPERATIONS	(294,448)	(485,632)
Accretion (Note 9)	(28,748)	(68,662)
Change in fair value of derivative liabilities (Note 9)	1,391	571,648
Other expense-Interest (Note 9)	(33,907)	(157,322)
LOSS BEFORE INCOME TAXES	(355,712)	(139,968)
Income taxes	-	-
NET LOSS	(355,712)	(139,968)

Foreign exchange translation adjustment for the period	(574)	22,153

COMPREHENSIVE LOSS	(356,286)	(117,815)

Loss per share – basic and diluted	(0.004)	(0.002)

Weighted average common shares outstanding	93,014,134	55,412,298

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

	For the three	For the three
	months ended	months ended
	February 28,	February 28,
	2018	2017
		(Restated)
		(See Note12)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(355,712)	(139,968)
Items not requiring an outlay of cash:
Value of issue of options (included in selling, general and administration expenses)	16,734	-
Amortization of deferred financing costs	-	45,281
Accretion	28,748	68,662
Foreign currency translation loss	8,027	13,822
Accrued interest converted to convertible debentures	-	26,809
Change in fair value of derivative liabilities	(1,391)	(571,648)
Issue of common shares for services	-	50,000
Depreciation	3,353	11,972
Changes in non-cash working capital:
Accounts receivable	19,136	25,250
Prepaid expenses and other receivables	(151,753)	(23,963)
Inventory	(33,238)	(37,693)
Accounts payable and accrued liabilities	(7,228)	53,825

NET CASH USED IN OPERATING ACTIVITIES	(473,324)	(477,651)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(2,456)	(21,703)
NET CASH USED IN INVESTING ACTIVITIES	(2,456)	(21,703)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from secured convertible debentures	-	1,433,716
Repayment of unsecured convertible debentures	(40,357)	-
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(40,357)	1,433,716
Effects of foreign currency exchange rate changes	(11,319)	22,712
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(527,456)	957,074
Cash and cash equivalents, beginning of period	1,965,043	192,826
CASH AND CASH EQUIVALENTS, END OF PERIOD	1,437,587	1,149,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-
INTEREST PAID	2,574	35,307

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statement of Changes in Stockholders’ Equity
For the three-month period ended February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

						Accumulated
	Number of	Common	Additional	Shares		Other
	Common	Shares	Paid-in	To be	Accumulated	Comprehensive
	Shares	amount	Capital	Issued	Deficit	Loss	Total
	#	$	$	$	$	$	$

Balance as of November 30, 2016	55,104,493	55,105	27,307,274	-	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411	-	-	-	50,000
Net loss for the period	-	-	-		(139,968)	-	(139,968)
Foreign currency translation	-	-	-		-	22,153	22,153
Balance as of February 28, 2017 (Restated-Note 12)	55,693,907	55,694	27,356,685	-	(28,438,581)	(35,205)	(1,061,407)

Balance as of November 30, 2017	93,014,134	93,014	31,365,097	-	(31,098,864)	(32,624)	326,623
Stock based compensation	-	-	16,734	-	-	-	16,734
Shares to be issued				112,500	-	-	112,500
Net loss for the period	-	-	-	-	(355,712)	-	(355,712)
Foreign currency translation	-	-	-	-	-	(574)	(574)
Balance as of February 28, 2018	93,014,134	93,014	31,381,831	112,500	(31,454,576)	(33,198)	99,571

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The condensed unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2017. In the opinion of management, the accompanying condensed unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2018 and November 30, 2017, the results of its operations for the three-month periods ended February 28, 2018 and February 28, 2017, and its cash flows for the three-month periods ended February 28, 2018 and February 28, 2017. The results of operations for the three-month period ended February 28, 2018 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. The condensed unaudited interim consolidated financial statements for the period ended February 28, 2018 include the accounts of Security Devices International, Inc., and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

These condensed unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company’s activities are subject to risk and uncertainties including:

The Company has not earned adequate revenue and has used cash in its operations. Therefore, the Company will need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $31,454,576 from inception to February 28, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer Equipment	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	February 28, 2018		November 30, 2017
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	56,152	41,205	53,696	39,971
Furniture and fixtures	20,998	18,044	20,998	17,805
Leasehold Improvements	26,471	26,471	26,471	26,471
Moulds	209,515	201,363	209,515	199,482
	313,136	287,083	310,680	283,729

Net carrying amount		$26,053		$26,951

Depreciation expense for three- month period		$3,353(February 28, 2018)		11,972(February 28, 2017)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK

a)	Authorized

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

93,014,134 Common shares (November 30, 2017: 93,014,134 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
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

Three- months ended February 28, 2018

Shares to be issued

a)

Under the consulting agreement announced on June 16, 2017, the Company is obligated to issue 507,550 common shares to NEIP at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017 (also see Note 13).

b)

Under the employment agreement the Company is obligated to issue 339,370 common shares to Paul Jensen at a price of $0.1473 per share to satisfy the payment of $50,000, payable for the months of October to December, 2017 (also see Note 13).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION AND WARRANTS

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

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the TSX Venture Exchange (“TSX-V”), options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly-owned by such an employee, senior officer, director or consultant. If the Revised Stock Option Plan becomes subject to NI 45-106, options may be granted to employees, executive officers, directors and consultants of the Company or any parent or subsidiary of the Company and corporations controlled by them.

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

Three months ended February 28, 2018

Warrants

The Company did not issue any warrants during the three- month period ended February 28, 2018.

Stock Options:

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The Company expensed stock- based compensation expense of $16,734 regarding the vesting of options during the three- month period ended February 28, 2018.

As of February 28, 2018, there was $22,313 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Three months ended February 28, 2018

As of February 28, 2018, there are no amounts receivable from related parties.

As of February 28, 2018, the Company had payables of $9,816 to related parties to be settled in cash, $112,500 for shares pending issuance and an additional $33,333 payable to be settled by issuance of stock in April, 2018.

Effective as of October 1, 2017, the Company entered into an employment agreement with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month calendar quarter (see Note 7).

The Company expensed $19,380 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest, in accordance with the consulting contract. The Company expensed $40,380 (CAD $50,000) for services provided by the CEO of the Company and which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract.

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $16,734 for fair value of options which vested during this period.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for a rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $2,100 as lease rent for the quarter ended February 28, 2018.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

7.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of CAD $200,000 ($156,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term (Note 5). The Company must pay four months of pay for termination without cause or change of control.

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

Effective December 1, 2017, the Company signed a twelve-month contract with a corporation owned and controlled by the CFO to pay annual compensation of $42,000 for CFO services. The Company paid a retainer of $10,500 and is committed to pay $2,625 on monthly basis. Early termination of the contract by the Company without cause or change in control will attract a termination payment of $20,000.

b)	Lease commitments

The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of CAD $6,399 ($5,000) and Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $2,100.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

8.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

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

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

a)	Unsecured Convertible Debentures

On August 6, 2014, the Company issued CAD $1,549,000 ($1,398,342) face value 12% convertible debentures with a term to August 6, 2017 (the “Maturity Date”).

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

Unsecured convertible debentures

			Unsecured
	Unsecured	Deferred	convertible
	convertible	financing	debenture
	debentures	costs	(Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchanged for subordinate secured debentures	1,015,026	-	1,015,026
Amortization of deferred financing costs	-	(35,769)	(35,769)
Repayment of unsecured convertible debentures	66,640	-	66,640
Conversion of unsecured convertible debentures to equity	39,159	-	39,159
Foreign currency translation	(7,642)	-	(7,642)
Balance as of November 30, 2017	(40,357)	-	(40,357)
Repayment of unsecured convertible debentures	40,357	-	40,357
Balance as of February 28, 2018	-	-	-

On August 6, 2017, the Company repaid CAD $84,000 ($66,640) of convertible debentures and the remaining convertible debenture holders for $40,357 executed agreements for forbearance of their debt with a new repayment date of February 16, 2018. In February 2018, the Company repaid the convertible debt for $40,357 along with accrued interest. During the quarter ended February 28, 2018, the Company recorded interest expense for $1,035.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

b)	Long-term Series B Secured Convertible Debentures $925,728

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

The carrying value of these debentures at February 28, 2018 is CAD $ 1,185,766 ($925,728) and at November 30, 2017 was CAD$1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD$36,202 ($28,748) during the three- month period ended February 28, 2018 (February 28, 2017 – CAD $31,980 ($24,209)). In addition, the closing balance was converted at the year-end exchange rate which resulted in a foreign currency translation loss of $4,804. During the quarter ended February 28, 2018, the Company recorded interest expense $32,872 (February 28, 2017 - $28,900).

Derivative Liabilities

The carrying value of the Compound Embedded Derivative Liability is reflected on the balance sheet, with changes in the carrying value being recorded as change in fair value of derivative liabilities on the statement of operations. The components of the compound embedded derivative as of November 30, 2017 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

The components of the compound embedded derivative as of February 28, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$541,692

	8,044,853	$541,692

The following table summarizes the effects on the gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended November 30, 2017 and three- month period ended February 28, 2018:

Financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives:
Series B Convertible Secured Debentures
December 7, 2016	$(285,612)
Change in fair value of derivative liabilities	(239,802)
Foreign currency translation loss	(14,446)
Balance as of November 30, 2017	$(539,860)
Change in fair value of derivative liabilities	1,391
Foreign currency translation loss	(3,223)
Balance as of February 28, 2018	$(541,692)

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

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of February 28, 2018 are all measured at estimated fair value using Level 2 and 3 inputs.

The features embedded in the debentures were combined into one compound embedded derivative that were fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

	February 28, 2018	November 30, 2017	December 7, 2016

Derivative financial instruments	$541,692	$539,860	$285,612
Conversion price	$0.13	$0.13	$0.24
Volatility	99%	106%	82%
Remaining term (years)	1.27	1.52	2.50
Risk free rate	2.08%	1.78%	1.10%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of February 28, 2018 consists of finished goods of Blunt Impact Projectiles 40mm for $124,535 (November 30, 2017: $109,673) and inventory procured from other suppliers for $66,006 (November 30, 2017: $47,630). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

11.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed and resources are allocated by the CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the quarters ended February 28, 2018 and February 28, 2017:

Quarter ended February 28, 2018

	SDI USA	SDI Canada	Total
Sales	$28,108	$230	$28,338

Quarter ended February 28, 2017

	SDI USA	SDI Canada	Total
Sales	$39,265	$7,756	$47,021

	2018	2017
Sales	$28,338	$47,021
Elimination of intersegment revenue	(222)	(4,588)

Consolidated sales	$28,116	42,433

As at February 28, 2018

	SDI	SDI Canada	Total
Assets	$1,803,423	$23,553	$1,826,976

As at November 30, 2017

	SDI	SDI Canada	Total
Assets	$2,159,618	$32,739	$2,192,357

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2018
(Amounts expressed in US Dollars)
(Unaudited)

12.	PRIOR PERIOD RESTATEMENT

The financial statements for the prior quarter ended February 28, 2017 are revised to record the bifurcation of the derivative liability from the host Series B Secured Convertible Debentures issued on December 7, 2016, following further analysis of convertible debt instrument issued by the Company in Canadian dollars. The analysis was conducted during the preparation of annual financial statements for 2017.

The effect of changes in the financial statements is summarized as follows:

	Quarter ended
	February 28, 2017

	Prior to
	Restatement	Restated
	$	$
Consolidated Balance Sheet:
Secured convertible debentures, net of deferred financing costs	1,615,201	1,350,487
Derivative liabilities	467,671	606,991
Total Liabilities	2,523,621	2,398,227
Accumulated deficit	(28,563,975)	(28,438,581)
Total Stockholders' Deficiency	(1,186,801)	(1,061,407)

Consolidated Statement of Operations and Comprehensive Loss:

Foreign currency translation loss	13,156	13,822
Selling, general and administration	523,613	479,160
Total Operating Expenses	548,741	504,954
Loss from Operations	(529,419)	(485,632)
Change in fair value of derivative liabilities	421,379	571,648
Accretion	-	(68,662)
Loss before Income Taxes	(265,362)	(139,968)
Net Loss	(265,362)	(139,968)
Comprehensive Loss	(243,209)	(117,815)
Loss per share-basic and diluted	(0.004)	(0.002)

Consolidated Statement of Cash Flows	Three months ended
	February 28, 2017
Net Loss	(265,362)	(139,968)
Adjustment for: Foreign currency translation	13,156	13,822
Amortization of debt discount	44,453	68,662
Change in fair value of derivative liabilities	(421,379)	(571,648)
Net cash used in operating activities	(477,651)	(477,651)

13.	SUBSEQUENT EVENTS

a) The Company made a share issuance to NEIP under the consulting agreement announced on June 16, 2017. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017. The shares are subject to a four-month holding period.

b) The Company made a share issuance to Paul Jensen under the employment agreement announced on August 28, 2017. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, payable for the months of October to December 2017. The shares are subject to a four-month holding period.

c) On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa (“Mr. Buys”), pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) agreed to issue 1,500,000 options or warrants for shares of the Company’s common stock to Mr. Buys within 120 days with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option or warrant to be triggered. The options or warrants shall have a seven year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest, and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The company agrees that it will not terminate Andre Buys except for cause prior to the end of three years. The Company is liable to reimburse Andre Buys for up to $10,000 in closing costs.

PART II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED FEBRUARY 28, 2018

The following discussion and analysis of the financial condition and results of Security Devices International, Inc. (also referred to as "we", "us", "our", "SDI", or the "Company"), should be read in conjunction with the Company's financial statements (and related notes) as at November 30, 2017.

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

SDI signed a consulting agreement with Proxima Consulting, a consulting firm based in Oman, that works with Ministries throughout the GCC (Gulf Coast Countries) countries. The GCC countries include: Oman, Kuwait, Saudi Arabia, United Arab Emirates, Qatar, and Bahrain. As a result of the Proxima Consulting agreement, SDI was able to exhibit at IDEX (the International Defense Exhibition & Conference) in Abu Dhabi on February 2017.

In March 2017, the Company made the third share issuance to Northeast Industrial Partners pursuant to a consulting agreement. The Company issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of $50,000 due on February 15, 2017.

On May 19, 2017 Public Works and Government Services Canada issued a Request for a Standing Offer (Solicitation #M0077-16J101/A) on behalf of the Royal Canadian Mounted Police (RCMP), for 40mm Blunt Impact Projectiles. SDI has submitted their bid for this standing offer in the anticipation of winning the 3-year tender (with two one- year options totaling 5 years). The standing offer for the Company’s calls for 150,000 rounds for years 1 to 3, and an additional 150,000 40mm Blunt Impact Projectiles for the 2 optional years.

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

Q1 2018

During the quarter the Company held its annual general meeting (AGM) at its head office in Wakefield, MA on December 19, 2017. Results of the AGM were filed in an 8K on December 21, 2017.

Subsequent Events

The Company issued 507,550 shares (the “Shares”) of its common stock to Northeast Industrial Partners LLC (“Northeast”) at a deemed price of $0.1231 per share. Northeast is controlled by Bryan Ganz, a member of the Company’s board of directors. The Shares were the second installment to be paid by the Company to Northeast under a certain extension consulting agreement (the “Extension Consulting Agreement”) as previously reported by the Company on a Form 14A Definitive Proxy Statement filed December 5, 2017, with voting results reported by the Company on a Form 8-K filed December 22, 2017. The Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company also made a share issuance to Paul Jensen, the Company’s President and COO under the employment agreement announced August 28, 2017 and reported by the Company on a Form 14A Definitive Proxy Statement filed December 5, 2017, with voting results reported by the Company on a Form 8-K filed December 22, 2017. The Company issued 339,370 common shares at a deemed price of $0.1473 per share to satisfy the payment of USD $50,000 due in January 2018. The Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 28, 2018 the Company filed an S-1 Registration Statement (“S-1”). The S-1 relates to the registration of certain securities issued by the Company on November 28, 2017. The notice of effectiveness of the S-1 was received on April 6, 2018.

On April 8-9, 2018, the Company attended the MicroCap Conference in New York City to garner market awareness. The conference is an exclusive event dedicated to connecting small and micro-cap companies with high-level, institutional and retail investors. The response of the event was positive towards the Company’s market space, product offerings, and growth prospects.

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa (“Mr. Buys”), pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) agreed to issue 1,500,000 options or warrants for shares of the Company’s common stock to Mr. Buys within 120 days with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option or warrant to be triggered. The options or warrants shall have a seven year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary and 2% till the last expiration date of any of the intellectual property the Portfolio. Until the royalty exceeds $25,0000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The company agrees that it will not terminate Andre Buys except for cause prior to the end of three years. The Company is liable to reimburse Andre Buys for up to $10,000 in closing costs.

Subsequent to the quarter, the Company received several purchase orders valuing in excess of $100,000 for their BIP line of munitions from international customers. The orders consist of repeat business as well as new larger agencies with hundreds of officers on staff. Agencies placing these orders included parts of Canada as well as the Middle East. The new business is in line with the Company's strategy of marketing outside of the US and North America and accelerating its licensing model.

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

General

•	As of February 28, 2018, SDI had both consultants and employees.
•	SDI’s offices are located at 107 Audubon Road, Bldg 2, Suite 201 Wakefield, MA 01880.
•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $31,454,576 from inception to February 28, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 28, 2018

	Three-	Three-
	month	month
	period	period
	February 28,	February 28,
	2018	2017
	(unaudited)	(unaudited)
		(restated)
	$	$

Net loss for the three- month period	(355,712)	(139,968)

Basic and diluted loss per share	(0.004)	(0.002)
Total assets	1,826,976	1,336,820

Total liabilities	1,727,405	2,398,227
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to February 28, 2018 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending February 28, 2018 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	February 28,	February 27,
	2018	2017(Restated)

Sales	$28,116	$42,433
Cost of sales	$(20,741)	$(23,111)
Gross Profit	$7,375	$19,322
Operating Expenses	$(301,823)	$(504,954)
Other expenses -Interest	$(33,907)	$(157,322)
Accretion	$(28,748)	$(68,662)
Change in fair value of derivative liabilities	$1,391	$571,648
Net Loss for Period	$(355,712)	$(139,968)

Loss per Share	($0.004)	($0.002)

The Company’s selected information for the quarter ended February 28, 2018 (unaudited) and November 30, 2017 (audited) are as follows:

	February 28,	November
	2018	30, 2017
Total current assets	1,800,923	2,165,406
Total assets	1,826,976	2,192,357
Total current liabilities	801,677	973,558
Total liabilities	1,727,405	1,865,734
Stockholders’ equity	99,571	326,623

Net loss for the three months ended February 28, 2018 was $355,712 ($0.004 per share) as compared to net loss of $139,968 ($0.002 per share) for the three- month period ended February 28, 2017. The major components of the change relate to:

During the quarter ended February 28, 2017, the company recorded a gain from the change in fair value of derivative liabilities by $571,648 as compared to $1,391 for the current period. In addition, the Company expensed selling, general and administration expenses for $290,443 in current period as compared to $479,160 for the prior period, thereby reflecting reduction in costs primarily in payroll and consulting.

Cash Flows

Net cash used in operations for the three months ended February 28, 2018, was $473,324 as compared to $477,651 used for the three months ended February 28, 2017. The major components of change relate to:

The Company’s Inventory increased by $7,228 in the first quarter of 2018 as compared to a decrease of $53,825 in 2017. This increase in inventory represents the investment in inventory available for sale in next period. Prepaid expenses and other receivables increased by $151,753 in current period as compared to an increase of $23,963 for prior period. Prepayments in current period were made to its product manufacturer and additionally for insurance.

Net cash flow from investing activities was $(2,456) during the three- month period ended February 28, 2018 as compared to $(21,703) for the prior period ended February 28, 2017. The Company acquired property and equipment for $2,456 during the three- month period ended February 28, 2018 and $21,703 for the three-month period ended February 28, 2017.

Net Cash flow from financing activities was outflow of $(40,357) in the first quarter of 2018 as compared to inflow of $1,433,716 in 2017. This increase in financing activities in 2017 was the net cash from convertible debentures raised during the quarter. The reduction in 2018 was the repayment of unsecured convertible debentures when they became due for repayment.

There was an overall decrease in cash of $(527,456) in 2017 as compared to an increase in cash of $957,074 during 2017.

Liquidity and Capital Resources

As at February 28, 2018, cash and cash equivalent was $1,437,587, as compared to $1,965,043 at November 30, 2017. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At February 28, 2018, the Company had a working capital of $999,246. The major components are as follows; cash and cash equivalent $1,437,587; prepaid expenses and other receivables $156,906; Inventory for $190,541; accounts receivable for $15,889; derivative liabilities for $541,692 and accounts payable and accrued liabilities of $259,985.

At November 30, 2017, the Company had a working capital of $1,191,848. The major components are as follows; cash and cash equivalent $1,965,043; prepaid expenses and other receivables $6,648; accounts receivable for $36,412; Inventory for $157,303; derivative liability for $539,860, unsecured convertible debentures for $40,357 and accounts payable and accrued liabilities of $393,341.

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

Three months ended February 28, 2018

As of February 28, 2018, there are no amounts receivable from related parties.

As of February 28, 2018, the Company had payables of $9,816 to related parties to be settled in cash, $112,500 for shares pending issuance and an additional $33,333 payable to be settled by issuance of stock in April, 2018.

Effective as of October 1, 2017, the Company entered into an employment agreement with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month calendar quarter (see Note 7).

The Company expensed $19,380 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest, in accordance with the consulting contract. The Company expensed $40,380 (CAD $50,000) for services provided by the CEO of the Company and which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract.

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $16,734 for fair value of options which vested during this period.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for a rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $2,100 as lease rent for the quarter ended February 28, 2018.

Three months ended February 28, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In addition, the Company executed a one-year service agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $15,000 for services provided during the quarter ended February 28, 2017.

The Company expensed $8,500 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $5,300 during the quarter.

Compensation of Directors during Quarters Ended February 28, 2018 and February 28, 2017.

Quarter ended February 28, 2018:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Non-Independent Directors		in Cash	Awards	(1)
Dean Thrasher (1)		$40,380	--	16,734
Bryan Ganz	$		--
Independent Directors
Karen Bowling		$-	-	-
Don Levantin		$-	-	-

(1)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Quarter ended February 28, 2017

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

Effective December 1, 2017, the Company signed a twelve-month contract with a corporation owned and controlled by the CFO to pay annual compensation of $42,000 for CFO services. The Company paid a retainer of $10,500 and is committed to pay $2,625 on monthly basis. Early termination of the contract by the Company without cause or change in control will attract a termination payment of $20,000.

b)	Lease commitments

The Company has commitments for leasing office premises in Oakville, Ontario, Canada to April 30, 2018 at a monthly rent of CAD $6,399 ($5,000) and Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $2,100.

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

SUBSEQUENT EVENTS

a) The Company made a share issuance to NEIP under the consulting agreement announced on June 16, 2017. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017. The shares are subject to a four-month holding period.

b) The Company made a share issuance to Paul Jensen under the employment agreement announced on August 28, 2017. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, payable for the months of October to December 2017. The shares are subject to a four-month holding period.

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa (“Mr. Buys”), pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) agreed to issue 1,500,000 options or warrants for shares of the Company’s common stock to Mr. Buys within 120 days with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option or warrant to be triggered. The options or warrants shall have a seven year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary and 2% till the last expiration date of any of the intellectual property the Portfolio. Until the royalty exceeds $25,0000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The company agrees that it will not terminate Andre Buys except for cause prior to the end of three years. The Company is liable to reimburse Andre Buys for up to $10,000 in closing costs.

Mine Safety Disclosures

Not applicable.

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

Outstanding share data

As of April 16, 2018, the Company had 93,861,054 issued and outstanding shares of common stock.

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

The Company must commit significant resources to developing new products before knowing whether its investments will result in products the market will accept. To remain competitive, the Company may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts and result in increased operating expenses.

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

Conflicts of Interest

Certain directors and officers of the Company are or may become associated with other companies in the same or related industries which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to the best interests of the Company. The directors and officers of the Company have either other full-time employment or other business, or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers.

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

Legal proceedings

None

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2018, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and condensed interim consolidated financial statements.

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 28, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: April 16, 2018

By: /s/ Dean Thrasher
Dean Thrasher, Principal Executive
Officer

Date: April 16, 2018

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer