Form 10-Q
period 2018-05-31
Security Devices International Inc.
filed 2018-07-16
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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
Yes [   ]     No [X]

As of July 13, 2018, the Company had 94,195,208 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2018

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Balance Sheets
As at May 31, 2018 and November 30, 2017
(Amounts expressed in US Dollars)
(Unaudited)

	May 31,	November 30,
	2018	2017
	$	$
ASSETS

CURRENT
Cash and cash equivalents	918,801	1,965,043
Accounts receivable	130,043	36,412
Inventory (Note 10)	179,151	157,303
Prepaid expenses and other receivables	138,870	6,648

Total Current Assets	1,366,865	2,165,406
Patents (Note 12)	110,000	-
Property and equipment (Note 3)	31,329	26,951

TOTAL ASSETS	1,508,194	2,192,357

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	285,867	393,341
Unsecured convertible debentures (Note 9)	-	40,357
Derivative liabilities (Note 9)	596,635	539,860
Total Current Liabilities	882,502	973,558
Long term secured convertible debentures (Note 9)	943,261	892,176
Total Liabilities	1,825,763	1,865,734
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 14)

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (November 30, 2017 - nil).
Common stock, $0.001 par value 200,000,000 shares authorized (2017: 200,000,000), 94,195,208 issued and outstanding (November 30, 2017: 93,014,134)	94,195	93,014
Additional paid-in capital	31,561,998	31,365,097
Deficiency	(31,938,885)	(31,098,864)
Accumulated Other Comprehensive Loss	(34,877)	(32,624)

Total Stockholders' (Deficiency) Equity	(317,569)	326,623
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	1,508,194	2,192,357

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the Six Months and Three Months Ended May 31, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	six	six	three	three
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
		(Restated)		(Restated)
		(See Note 13)		(See Note 13)
	$	$	$	$

SALES	166,858	139,605	138,742	97,172
COST OF SALES	(119,213)	(75,284)	(98,472)	(52,173)
GROSS PROFIT	47,645	64,321	40,270	44,999

EXPENSES:
Depreciation (Note 3)	6,759	25,122	3,406	13,150
Foreign currency translation (gain) (Note 9)	(11,600)	(6,811)	(19,627)	(20,633)
Selling, general and administration	705,868	1,004,856	415,425	525,696
TOTAL OPERATING EXPENSES	701,027	1,023,167	399,204	518,213
LOSS FROM OPERATIONS	(653,382)	(958,846)	(358,934)	(473,214)
Accretion (Note 9)	(58,111)	(155,271)	(29,363)	(86,609)
Change in fair value of derivative liabilities (Note 9)	(61,349)	595,700	(62,740)	24,052
Other expense- Interest (Note 9)	(67,179)	(303,139)	(33,272)	(145,817)
LOSS BEFORE INCOME TAXES	(840,021)	(821,556)	(484,309)	(681,588)
Income taxes	-	-	-	-
NET LOSS	(840,021)	(821,556)	(484,309)	(681,588)
Foreign exchange translation adjustment for the period	(2,253)	21,796	(1,679)	(357)
COMPREHENSIVE LOSS	(842,274)	(799,760)	(485,988)	(681,945)

Loss per share - basic and diluted	(0.009)	(0.014)	(0.005)	(0.012)
Weighted average number of common shares outstanding	93,156,427	55,802,386	93,295,626	56,188,187

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

	For the six	For the six
	months ended	months ended
	May 31,	May 31,
	2018	2017
		(Restated)
		(See Note13)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(840,021)	(821,556)
Items not requiring an outlay of cash:
Value of issue of options (included in selling, general and administration expenses)	35,582	152,216
Amortization of deferred financing costs	-	55,598
Accretion	58,111	155,271
Foreign currency translation gain	(11,600)	(6,811)
Accrued interest converted to convertible debentures	-	26,809
Change in fair value of derivative liabilities	61,349	(595,700)
Issue of common shares for services	162,500	150,000
Depreciation	6,759	25,122
Changes in non-cash working capital:
Accounts receivable	(95,443)	10,171
Prepaid expenses and other receivables	(132,160)	32,218
Inventory	(21,848)	(225,377)
Accounts payable and accrued liabilities	(107,361)	11,015

NET CASH USED IN OPERATING ACTIVITIES	(884,132)	(1,031,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(110,000)	-
Purchase of property and equipment	(11,114)	(21,703)
NET CASH USED IN INVESTING ACTIVITIES	(121,114)	(21,703)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from convertible debentures	-	1,433,716
Repayment of unsecured convertible debentures	(40,357)	-
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(40,357)	1,433,716
Effects of foreign currency exchange rate changes	(639)	21,973
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(1,046,242)	402,962
Cash and cash equivalents, beginning of period	1,965,043	192,826
CASH AND CASH EQUIVALENTS, END OF PERIOD	918,801	595,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-
INTEREST PAID	67,179	94,989

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended May 31, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	Loss	Total
	#	$	$	$	$	$

Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411	-	-	50,000
Issue of common shares for services	503,251	503	49,497	-	-	50,000
Issue of common shares for services	534,941	535	49,465	-	-	50,000
Stock based compensation for issue of options			152,216			152,216
Net loss for the period	-	-	-	(821,556)	-	(821,556)
Foreign currency translation	-	-	-	-	21,796	21,796
Balance as of May 31, 2017 (Restated-Note 13)	56,732,099	56,732	27,607,863	(29,120,169)	(35,562)	(1,491,136)

Balance as of November 30, 2017	93,014,134	93,014	31,365,097	(31,098,864)	(32,624)	326,623
Stock based compensation	-	-	35,582	-	-	35,582
Issue of common shares for services	507,550	508	61,992	-	-	62,500
Issue of common shares for services	339,370	339	49,661	-	-	50,000
Issue of common shares for services	334,154	334	49,666	-	-	50,000
Net loss for the period	-	-	-	(840,021)	-	(840,021)
Foreign currency translation	-	-	-	-	(2,253)	(2,253)
Balance as of May 31, 2018	94,195,208	94,195	31,561,998	(31,938,885)	(34,877)	(317,569)

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
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

The condensed unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2017. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2018 and November 30, 2017, the results of its operations for the six and three-month periods ended May 31, 2018 and May 31, 2017, and its cash flows for the six-month periods ended May 31, 2018 and May 31, 2017. The results of operations for the six -month period ended May 31, 2018 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014 the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. The condensed unaudited interim consolidated financial statements for the period ended May 31, 2018 include the accounts of Security Devices International, Inc., and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $31,938,885 from inception to May 31, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	30%	declining balance method
Furniture and fixtures	30%	declining balance method
Leasehold improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	May 31, 2018		November 30, 2017
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment	64,810	42,466	53,696	39,971
Furniture and fixtures	20,998	18,284	20,998	17,805
Leasehold improvements	26,471	26,471	26,471	26,471
Moulds	209,515	203,244	209,515	199,482
	321,794	290,465	310,680	283,729

Net carrying amount		$31,329		$26,951

Depreciation expense for six- month period		$6,759		$25,122
		(May 31, 2018)		(May 31, 2017)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
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

94,195,208 Common shares (November 30, 2017: 93,014,134 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2017

In January 2017, the Company made the second share issuance to Northeast Industrial Partners LLP (“NEIP”) pursuant to a consulting agreement. The Company issued 589,414 common shares at a price of $0.0848 per share to satisfy the payment of $50,000 due on November 15, 2016.

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

Six months ended May 31, 2018

In May 2018, the Company made a share issuance to NEIP under the consulting agreement announced on June 16, 2017. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017.

In May 2018, the Company made a share issuance to Paul Jensen under the employment agreement announced on August 28, 2017. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, payable for the months of October to December 2017.

In May 2018, the Company made a share issuance to Paul Jensen under the employment agreement announced on August 28, 2017. SDI issued 334,154 common shares at a price of $0.1496 per share to satisfy the payment of $50,000, payable for the months of January to March 2018.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
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

On May 26, 2017, the board of directors granted 895,000 options to directors and 75,000 options to a consultant to acquire a total of 970,000 common shares. These options were issued at an exercise price of CAD $0.20 ($0.15) per share and vested immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

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

Six months ended May 31, 2018

Warrants

The Company did not issue any warrants during the six- month period ended May 31, 2018.

Stock Options:

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The Company expensed stock-based compensation expense of $33,468 regarding the vesting of options during the six-month period ended May 31, 2018 leaving a balance of $4,386 as unvested stock- based compensation expense.

On April 13, 2018, the Company issued 1,500,000 options for shares of the Company’s common stock to the CTO, Mr. André Buys, with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be vested. The options shall have a seven-year life from grant date and Mr. Buys must remain employed by the Company for three years for the options to vest. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Binomial Lattice model with the following assumptions:

Risk free rate	5.50%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	188%
Expected life	7 years
Market price of the Company’s common stock on date of grant of options	$0.16
Stock-based compensation cost expensed	$2,114
Unvested stock-based compensation expense	$48,613

As of May 31, 2018, there was $ 52,999 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Six months ended May 31, 2018

As of May 31, 2018, there are no amounts receivable from related parties.

As of May 31, 2018, the Company had a payable of $33,333 to a related party to be settled by issuance of stock and $18,241 payable to related parties to be paid by cash.

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

The Company expensed $27,000 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest, in accordance with the consulting contract. The Company expensed $78,600 (CAD $100,000) for services provided by the CEO of the Company and which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract.

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $33,468 for fair value of options which vested during this period.

On April 13, 2018, the Company employed Mr. André Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $16,667 during the six- month period ended May 31, 2018. On April 13, 2018, the Company granted options to Mr. André Buys to acquire a total of 1,500,000 common shares. The Company expensed $2,114 for fair value of options which vested during this period.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $4,200 as office rent for the six-months ended May 31, 2018.

Six months ended May 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. The annual compensation was $250,000 payable $50,000 in cash and $200,000 by issuance of common shares. Effective May 1, 2017, the Company and NEIP renewed the agreement for a quarterly compensation of $62,500 to be settled by issuance of common shares. The agreement was terminated on October 31, 2017. In January 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $37,500 for services provided during the six- month period ended May 31, 2017.

The Company expensed $15,000 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract (Note 7a). In addition, the CEO was paid a salary of $46,300 during the six- month period ended May 31, 2017 and the Company expensed $27,890 for fair value of options which vested during this period.

During the six-month period ended May 31, 2017, the Company issued options to directors. The Company expensed $114,713 for fair value of options which vested during this period.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

7.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of CAD $200,000 ($156,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term (Note 5). The Company must pay four months’ pay for termination without cause or change of control.

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

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa, pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) issued 1,500,000 options for shares of the Company’s common stock to Mr. Buys with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be triggered. The options shall have a seven- year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest, and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The Company agrees that it will not terminate Andre Buys except for cause prior to April 2021. As a result, the minimal commitment relating to the contract is $350,000 payable over a period of 35 months.

b)	Lease commitments

The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
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

Unsecured convertible debentures

			Unsecured
	Unsecured	Deferred	convertible
	convertible	financing	debenture
	debentures	costs	(Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchanged for subordinate secured debentures	1,015,026	-	1,015,026
Amortization of deferred financing costs	-	(35,769)	(35,769)
Repayment of unsecured convertible debentures	66,640	-	66,640
Conversion of unsecured convertible debentures to equity	39,159	-	39,159
Foreign currency translation	(7,642)	-	(7,642)
Balance as of November 30, 2017	(40,357)	-	(40,357)
Repayment of unsecured convertible debentures	40,357	-	40,357
Balance as of May 31, 2018	-	-	-

On August 6, 2017, the Company repaid CAD $84,000 ($66,640) of the convertible debentures and the remaining convertible debenture holders for $40,357 executed agreements for forbearance of their debt with a new repayment date of February 16, 2018. In February 2018, the Company repaid the convertible debt for $40,357 along with accrued interest. During the six- month period ended May 31, 2018, the Company recorded interest expense of $1,035.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

b)	Long-term Series B Secured Convertible Debentures $943,261

Series B secured convertible debentures

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (Subordinate Secured Debentures) were issued pursuant to the Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,809) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures mature on June 6, 2019 and bear interest at 12% per annum, payable semi-annually. The debentures are secured by all the assets of the Company. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share subject to anti-dilution protection with a minimum conversion price of $0.13 (CAD $0.10) and for capital reorganization events. The debentures also embody certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to its stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.

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

The carrying value of these debentures at May 31, 2018 is CAD $1,223,108 ($943,261) and at November 30, 2017 was CAD $1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $73,545 ($58,111) during the six- month period ended May 31, 2018 (May 31, 2017 – CAD $207,166 ($155,271)). During the six- month period ended May 31, 2018, the Company recorded interest expense $66,144 (May 31, 2017 - $71,918).

Derivative Liabilities

The carrying value of the Compound Embedded Derivative Liability is reflected on the balance sheet, with changes in the carrying value being recorded as change in fair value of derivative liabilities on the statement of operations. The components of the compound embedded derivative as of November 30, 2017 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

The components of the compound embedded derivative as of May 31, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$596,635

	8,044,853	$596,635

The following table summarizes the effects on the gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended November 30, 2017 and six- month period ended May 31, 2018:

Financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives:
Series B Convertible Secured Debentures
December 7, 2016	$(285,612)
Change in fair value of derivative liabilities	(239,802)
Foreign currency translation loss	(14,446)
Balance as of November 30, 2017	$(539,860)
Change in fair value of derivative liabilities	(61,349)
Foreign currency translation gain	4,574
Balance as of May 31, 2018	$(596,635)

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

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of May 31, 2018 are all measured at estimated fair value using Level 2 and 3 inputs.

The features embedded in the debentures were combined into one compound embedded derivative that were fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

	May 31, 2018	November 30, 2017	December 7, 2016

Derivative financial instruments	$596,635	$539,860	$285,612
Conversion price	$0.13	$0.13	$0.24
Volatility	67%	106%	82%
Remaining term (years)	1.02	1.52	2.50
Risk free rate	2.50%	1.78%	1.10%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of May 31, 2018 consists of finished goods of 40mm Blunt Impact Projectiles of $115,770 (November 30, 2017: $109,673) and inventory procured from other suppliers of $63,381 (November 30, 2017: $47,630). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

11.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed and resources are allocated by the CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the six-months ended May 31, 2018 and May 31, 2017:

Six-months ended May 31, 2018

	SDI USA	SDI Canada	Total
Sales	$139,705	$99,769	$239,474

Six-months ended May 31, 2017

	SDI USA	SDI Canada	Total
Sales	$111,473	$74,123	$185,596

	2018	2017
Sales	$239,474	$185,596
Elimination of intersegment revenue	(72,616)	(45,991)

Consolidated sales	$166,858	139,605

As at May 31, 2018

	SDI	SDI Canada	Total
Assets	$1,394,551	$113,643	$1,508,194

As at November 30, 2017

	SDI	SDI Canada	Total
Assets	$2,159,618	$32,739	$2,192,357

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
May 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

12.	PATENTS

On April 13, 2018, the Company entered into a Purchase and Sale Agreement with André Buys, pursuant to which the Company agreed to purchase from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the portfolio, the Company paid Mr. Buys $100,000, and incurred $10,000 in legal costs to transfer these patents. This consideration of $110,000 has been capitalized. These patents have a maximum life of 20 years, expiring on various dates beginning in November 2033 to 2038, and will be amortized straight-line commencing June 2018. As at May 31, 2018, no amortization was recorded on the patents during the six-month ended May 31, 2018 and 2017. See Note 7(a).

13.	PRIOR PERIOD RESTATEMENT

The financial statements for the prior quarter ended May 31, 2017 are revised to record the bifurcation of the derivative liability from the host Series B Secured Convertible Debentures issued on December 7, 2016, following further analysis of convertible debt instrument issued by the Company in Canadian dollars. The analysis was conducted during the preparation of annual financial statements for 2017.

The effect of changes in the financial statements is summarized as follows:

	Quarter ended
	May 31, 2017

	Prior to
	Restatement	Restated
	$	$
Consolidated Balance Sheet:
Secured convertible debentures, net of deferred financing costs	1,669,359	1,433,593
Derivative liabilities	381,671	579,775
Total Liabilities	2,445,674	2,408,012
Accumulated deficit	(29,159,079)	(29,120,169)
Total Stockholders' Deficiency	(1,530,046)	(1,491,136)

Consolidated Statement of Operations and Comprehensive Loss	Three months ended
	May 31, 2017
Foreign currency translation (gain)	(20,445)	(20,633)
Selling, general and administration	587,581	525,696
Total Operating Expenses	580,286	518,213
Loss from Operations	(535,287)	(473,214)
Change in fair value of derivative liabilities	86,000	24,052
Accretion	-	(86,609)
Loss before Income Taxes	(595,104)	(681,588)
Net Loss	(595,104)	(681,588)
Comprehensive Loss	(595,461)	(681,945)
Loss per share-basic and diluted	(0.010)	(0.012)

Consolidated Statement of Operations and Comprehensive Loss	Six months ended
	May 31, 2017
Foreign currency translation (gain)	(7,289)	(6,811)
Selling, general and administration	1,111,194	1,004,856
Total Operating Expenses	1,129,027	1,023,167
Loss from Operations	(1,064,706)	(958,846)
Change in fair value of derivative liabilities	507,379	595,700
Accretion	-	(155,271)
Loss before Income Taxes	(860,466)	(821,556)
Net Loss	(860,466)	(821,556)
Comprehensive Loss	(838,670)	(799,760)
Loss per share-basic and diluted	(0.020)	(0.014)

Consolidated Statement of Cash Flows	Six months ended
	May 31, 2017
Net loss	(860,466)	(821,556)
Foreign currency translation gain	(7,289)	(6,811)
Accretion	106,338	155,271
Change in fair value of derivative liabilities	(507,379)	(595,700)
Net cash used in operating activities	(1,031,024)	(1,031,024)

14.	SUBSEQUENT EVENTS

On July 10, 2018, the Company entered into an employment agreement (the “Employment Agreement”) pursuant to which the employee will serve as Director of Sales and Marketing of the Company. By the terms of the Employment Agreement, the said employee will receive an annual salary of $80,000 plus 3% commission override on all Company sales until June 30, 2019, payable quarterly. The Company agreed to issue 1,500,000 stock options for shares of the Company’s common stock, with the stock options having the following exercise prices; 750,000 options are exercisable at the 20-day trialing volume weighted average price as of July 10, 2018; 250,000 options exercisable at $0.50; 250,000 options exercisable at $0.75; and 250,000 options exercisable at $1.00. The stock options will vest over a 3-year period, with the first 500,000 stock options vesting on June 30, 2019, 500,000 stock options vesting on June 30, 2020, and the remaining 500,000 stock options vesting on June 30, 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED MAY 31, 2018

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

Q2 2018

During the quarter, the Company had sales of $138,742 as compared to $97,172 for the second quarter last year (+43%). Growth was driven primarily by adoption of our rounds by local and provincial authorities in Montreal for security operations surrounding the G7 Summit held on June 2018, in La Malbaie, Quebec, Canada, increased activity on our e-commerce platform (signed up over 50 agencies since it went live in the fourth quarter of last year) and general market recognition of the superiority of SDI’s Blunt Impact Projectile (BIP).

On April 16, 2018, the Company announced the signing of a Definitive Agreement with André Buys of South Africa to purchase certain registered patents and designs, provisional patents and designs, drawings, testing results, molds, prototype products and other intellectual property in exchange for cash and/or stock in the Company, as well as a stream of royalty payments to Mr. Buys. As part of the agreement, Mr. Buys joined the Company as Chief Technology Officer (“CTO”) and will head up our Product Development & Test Center in South Africa.

These patents and related Intellectual Property (“IP”) focus on a new less lethal delivery system that delivers chemical irritants from handgun-like ‘Personal Security Devices (PSDs)’. Employing a shaped (finned) projectile, rather than a round ball, SDI expects to offer less lethal security devices that have the same or better accuracy than comparable conventional firearms. These new products will bring the same kind of less lethal options currently available only to the military, corrections and law enforcement agencies to a much broader range of users, including homeowners, private security guards and potentially schools. Management feels that there is significant market potential for these types of products in home defense and private security.

During the quarter, the Company received an additional patent for the payload carrying arrangement for a non-lethal projectile. This brings the total patents under the portfolio to seven.

Subsequent Events

On June 4-6, 2018, the Company attended the LD MicroCap Conference in Bel Air, CA to garner market awareness. The conference is an exclusive event dedicated to connecting small and micro-cap companies with high-level, institutional and retail investors and included 234 companies and over 1,000 participants. The response of the event was positive towards the Company’s market space, product offerings, and growth prospects. SDI Executive Chairman Bryan Ganz interview with Proactive Investors can be viewed here.

On July 10, 2018, the Company entered into an employment agreement (the “Employment Agreement”) pursuant to which the employee will serve as Director of Sales and Marketing of the Company. By the terms of the Employment Agreement, the said employee will receive an annual salary of $80,000 plus 3% commission override on all Company sales until June 30, 2019, payable quarterly. The Company agreed to issue 1,500,000 stock options for shares of the Company’s common stock, with the stock options having the following exercise prices; 750,000 options are exercisable at the 20-day trialing volume weighted average price as of July 10, 2018; 250,000 options exercisable at $0.50; 250,000 options exercisable at $0.75; and 250,000 options exercisable at $1.00. The stock options will vest over a 3-year period, with the first 500,000 stock options vesting on June 30, 2019, 500,000 stock options vesting on June 30, 2020, and the remaining 500,000 stock options vesting on June 30, 2021.

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

Intellectual Property

Seven patent applications, six non-provisional and one provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the six non-provisional patents. The Company also owns the trademark for the ‘BIP’.

As previously reported, on April 13, 2018, the Company acquired a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). The Company is filing an additional series of non-provisional patents related to on-going development of these products and plans to file trademarks for both the devices and the projectile in Q3 2018.

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

(e) Projectile: This invention relates to a non-lethal projectile to be fired using a paintball gun, and more particularly, but not exclusively, to an aerodynamic non-lethal projectile which is used for marking, inhibiting or administering medicinal or other chemical substances to live targets.

(f) Payload carrying arrangement for a non-lethal projectile: This Provisional patent relates to the process of carrying liquid and powder payloads in the head of the BIP munitions that upon impact release from the head and are dispersed upon the target.

Trademark:

(g) A trademark for the ‘BIP’ trade name has been issued from the United States Patent and Trademark Office under the number Reg. No. 5,339,826.

General

•	As of May 31, 2018, SDI had both consultants and employees.

•	SDI’s offices are located at 107 Audubon Road, Bldg. 2, Suite 201 Wakefield, MA 01880.

•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $31,938,885 from inception to May 31, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2018

	Three-	Three-
	month	month
	period	period
	May 31,	May 31,
	2018	2017
	(unaudited)	(unaudited)
		(restated)
	$	$

Net loss for the three- month period	(484,309)	(681,588)

Basic and diluted loss per share	(0.005)	(0.012)
Total assets	1,508,194	915,628

Total liabilities	1,825,763	2,408,012
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to May 31, 2018 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending May 31, 2018 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	May 31,	May 31,
	2018	2017(Restated)

Sales	$138,742	$97,172
Cost of sales	$(98,472)	$(52,173)
Gross profit	$40,270	$44,999
Operating expenses	$(399,204)	$(518,213)
Other expenses -interest	$(33,272)	$(145,817)
Accretion	$(29,363)	$(86,609)
Change in fair value of derivative liabilities	$(62,740)	$24,052
Net Loss for Period	$(484,309)	$(681,588)

Loss per Share	$(0.005)	$(0.012)

Operating Results	For the six months	For the six months
	ended	ended
	May 31,	May 31,
	2018	2017(Restated)

Sales	$166,858	$139,605
Cost of sales	$(119,213)	$(75,284)
Gross profit	$47,645	$64,321
Operating peExpenses	$(701,027)	$(1,023,167)
Other expenses -interest	$(67,179)	$(303,139)
Accretion	$(58,111)	$(155,271)
Change in fair value of derivative liabilities	$(61,349)	$595,700
Net Loss for Period	$(840,021)	$(821,556)

Loss per Share	($0.009)	($0.014)

The Company’s selected information for the quarter ended May 31, 2018 (unaudited) and November 30, 2017 (audited) are as follows:

	May	November
	31, 2018	30, 2017
Total current assets	1,366,865	2,165,406
Total assets	1,508,194	2,192,357
Total current liabilities	882,502	973,558
Total liabilities	1,825,763	1,865,734
Stockholders’ (deficiency) equity	(317,569)	326,623

Net loss for the three months ended May 31, 2018 was $484,309 ($0.005 per share) as compared to net loss of $681,588 ($0.012 per share) for the three-month period ended May 31, 2017. The major components of the change relate to:

During the quarter ended May 31, 2018, the Company expensed selling, general and administration expenses for $415,425 in the three-month period ended May 31, 2018 as compared to $525,696 for the three-month period ended May 31, 2017, thereby reflecting reduction in costs primarily in payroll and consulting.

Cash Flows

Net cash used in operations for the six months ended May 31, 2018, was $884,132 as compared to $1,031,024 used for the six months ended May 31, 2017. The major components of change relate to:

The Company’s inventory increased by $21,848 in 2018 as compared to an increase of $225,377 in 2017. This increase in inventory in prior year represents the investment in inventory available for sale in next period. Prepaid expenses and other receivables increased by $132,232 during the six-month period ended May 31, 2018 as compared to a decrease of $32,218 for six-month period ended May 31, 2017. Prepayments in current period were made to its product manufacturer and additionally for insurance.

Net cash flow from investing activities was $(121,114) during the six-month period ended May 31, 2018 as compared to $(21,703) for the six-month period ended May 31, 2017. The Company acquired patents for $110,000 and property and equipment for $11,114 during the six-month period ended May 31, 2018 and $21,703 for the six-month period ended May 31, 2017.

Net Cash flow from financing activities was outflow of $(40,357) during the six-month period ended May 31, 2018 as compared to inflow of $1,433,716 for the six-month period ended May 31, 2017. This increase in financing activities in 2017 was the net cash from convertible debentures raised during the prior period. The reduction in 2018 was the repayment of unsecured convertible debentures when they became due for repayment.

There was an overall decrease in cash of $(1,046,242) during the six-month period ended May 31, 2018 as compared to an increase in cash of $402,962 during the six-month period ended May 31, 2017.

Liquidity and Capital Resources

As at May 31, 2018, cash and cash equivalents was $918,801, as compared to $1,965,043 at November 30, 2017. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At May 31, 2018, the Company had a working capital of $484,363. The major components are as follows: cash and cash equivalents $918,801; prepaid expenses and other receivables $138,870; inventory for $179,151; accounts receivable for $130,043; derivative liabilities for $596,635 and accounts payable and accrued liabilities of $285,867.

At November 30, 2017, the Company had a working capital of $1,191,848. The major components are as follows; cash and cash equivalents $1,965,043; prepaid expenses and other receivables $6,648; accounts receivable for $36,412; inventory for $157,303; derivative liability for $539,860; unsecured convertible debentures for $40,357 and accounts payable and accrued liabilities of $393,341.

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

Six months ended May 31, 2018

As of May 31, 2018, there are no amounts receivable from related parties.

As of May 31, 2018, the Company had payable of $33,333 to a related party to be settled by issuance of stock and $18,241 payable to related parties to be paid by cash.

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

The Company expensed $27,000 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest, in accordance with the consulting contract. The Company expensed $78,600 (CAD $100,000) for services provided by the CEO of the Company and which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract.

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $33,468 for fair value of options which vested during this period.

On April 13, 2018, the Company employed Mr. André Buys as the CTO with compensation of $10,000 per month over a three- year period. The Company expensed $16,667 during the six- month period ended May 31, 2018. On April 13, 2018, the Company granted options to Mr. André Buys to acquire a total of 1,500,000 common shares. The Company expensed $2,114 for fair value of options which vested during this period.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for a rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $4,200 as office rent for the six-months ended May 31, 2018.

Six months ended May 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. The annual compensation was $250,000 payable $50,000 in cash and $200,000 by issuance of common shares. Effective May 1, 2017, the Company and NEIP renewed the agreement for a quarterly compensation of $62,500 to be settled by issuance of common shares. The agreement was terminated on October 31, 2017. In January 2017, the Company issued 589,414 common shares at a deemed price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a deemed price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a deemed price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $37,500 for services provided during the six- month period ended May 31, 2017.

The Company expensed $15,000 for services provided by the CFO of the Company and $26,500 for services provided by a Corporation in which the CEO has an ownership interest, in accordance with the consulting contract (Note 7a). In addition, the CEO was paid a salary of $46,300 during the six-month period ended May 31, 2017 and the Company expensed $27,890 for fair value of options which vested during this period.

During the six-month period ended May 31, 2017, the Company issued options to directors. The Company expensed $114,713 for fair value of options which vested during this period.

Compensation of Directors for six months period ended May 31, 2018 and May 31, 2017.

Six months ended May 31, 2018:

			Awards of
			Options
			or
	Paid/Payable	Stock	Warrants
Non-Independent Directors	in Cash	Awards	(1)
Dean Thrasher (1)	$78,600	-	33,468
Bryan Ganz	$-	-	-
Independent Directors
Karen Bowling	$-	-	-
Don Levantin	$-	-	-

(1)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

Six months ended May 31, 2017:

				Awards of
				Options
				or
		Paid/Payable	Stock	Warrants
Non-Independent Directors		in Cash	Awards	(2)
Dean Thrasher (1)		$72,800	-	27,890
Bryan Ganz (3)	$		150,000
Independent Directors
Keith Morrison		$-	-	43,578
Karim Kanji		$-	-	37,170
Karen Bowling		$-	-	33,965

(1)	This includes payment to Level 4 Capital Corp., a company in which Mr. Thrasher owns a 50% interest

(2)	The fair value of options or warrants granted computed in accordance with ASC 718 on the date of grant.

(3)	Issuance of common shares to satisfy the payment of $150,000 issued to NEIP, a Corporation in which Mr. Ganz has an ownership interest.

COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed an employment agreement with the CEO of the Company which term extends to June 30, 2018. The CEO is to be paid an annual salary of CAD $200,000 ($156,000) plus benefits. In addition, the Company will pay a performance bonus of 3% of net profits before taxes and granted 1,150,000 stock options with a five- year expiry term (Note 5). The Company must pay four months’ pay for termination without cause or change of control.

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

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa, pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) issued 1,500,000 options for shares of the Company’s common stock to Mr. Buys with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be triggered. The options shall have a seven- year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest, and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The Company agrees that it will not terminate Andre Buys except for cause prior to April 2021. As a result, the minimal commitment relating to the contract is $350,000 payable over a period of 35 months.

b)	Lease commitments

The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700.

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

Outstanding share data

As of July 13, 2018, the Company had 94,195,208 issued and outstanding shares of common stock.

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

Intellectual Property

The Company’s ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. Although the Company considers certain of its product designs as well as manufacturing processes involving certain of its products to be proprietary, patents or copyrights do not protect all design and manufacturing processes. The Company has adopted procedures to protect its intellectual property and maintain secrecy of its confidential business information and trade secrets. However, there can be no assurance that such procedures will afford complete protection of such intellectual property, confidential business information and trade secrets. There can be no assurance that the Company’s competitors will not independently develop technologies that are substantially equivalents or superior to the Company’s technology.

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

PART II

Legal proceedings

None

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2018, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1	Purchase and sale agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dean Thrasher.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dean Thrasher and Rakesh Malhotra.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY DEVICES INTERNATIONAL, INC.

Date: July 13, 2018

By: /s/ Dean Thrasher
Dean Thrasher, Principal Executive Officer

Date: July 13, 2018

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer