Form 10-Q
period 2018-08-31
Security Devices International Inc.
filed 2018-10-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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
Yes [   ]      No [X]

As of October 12, 2018, the Company had 94,494,088 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Balance Sheets
As at August 31, 2018 and November 30, 2017
(Amounts expressed in US Dollars)
(Unaudited)

	August 31,	November 30,
	2018	2017
	$	$
ASSETS

CURRENT
Cash and cash equivalents	473,901	1,965,043
Accounts receivable	33,380	36,412
Inventory (Note 10)	159,738	157,303
Prepaid expenses and other receivables	103,451	6,648

Total Current Assets	770,470	2,165,406
Patents (Note 12)	108,167	-
Deposit for equipment (Note 3)	180,000	-
Property and equipment (Note 3)	113,162	26,951

TOTAL ASSETS	1,171,799	2,192,357

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	296,348	393,341
Unsecured convertible debentures (Note 9)	-	40,357
Secured convertible debentures (Note 9)	966,406	-
Derivative liabilities (Note 9)	290,382	539,860
Total Current Liabilities	1,553,136	973,558
Long term secured convertible debentures (Note 9)	-	892,176
Total Liabilities	1,553,136	1,865,734
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 14)

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (November 30, 2017 - nil).
Common stock, $0.001 par value 200,000,000 shares authorized (2017: 200,000,000), 94,494,088 issued and outstanding (November 30, 2017: 93,014,134)	94,494	93,014
Additional paid-in capital	31,621,504	31,365,097
Deficiency	(32,057,536)	(31,098,864)
Accumulated Other Comprehensive Loss	(39,799)	(32,624)

Total Stockholders' (Deficiency) Equity	(381,337)	326,623
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	1,171,799	2,192,357

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the Nine Months and Three Months Ended August 31, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	nine	nine	three	three
	months	months	months	months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2018	2017	2018	2017
		(Restated)		(Restated)
		(See Note 13)		(See Note 13)
	$	$	$	$

SALES	220,115	209,958	53,257	70,353
COST OF SALES	(148,515)	(121,989)	(29,302)	(46,705)
GROSS PROFIT	71,600	87,969	23,955	23,648

EXPENSES:
Depreciation (Note 3)	12,138	42,596	5,379	17,474
Amortization of patents	1,833	-	1,833	-
Foreign currency translation (gain) (Note 9)	(17,498)	73,210	(5,898)	80,021
Selling, general and administration	1,091,424	1,544,953	385,556	433,759
TOTAL OPERATING EXPENSES	1,087,897	1,660,759	386,870	531,254
LOSS FROM OPERATIONS	(1,016,297)	(1,572,790)	(362,915)	(507,606)
Accretion (Note 9)	(88,102)	(249,405)	(29,991)	(94,134)
Change in fair value of derivative liabilities (Note 9)	245,852	718,667	307,201	122,967
Other expense- Interest (Note 9)	(100,125)	(279,729)	(32,946)	(82,928)
LOSS BEFORE INCOME TAXES	(958,672)	(1,383,257)	(118,651)	(561,701)
Income taxes	-	-	-	-
NET LOSS	(958,672)	(1,383,257)	(118,651)	(561,701)
Foreign exchange translation adjustment for the period	(7,175)	23,858	(4,922)	2,062
COMPREHENSIVE LOSS	(965,847)	(1,359,399)	(123,573)	(559,639)

Loss per share - basic and diluted	(0.010)	(0.024)	(0.001)	(0.010)
Weighted average number of common shares outstanding	93,559,755	56,115,696	94,357,643	56,732,099

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31,	August 31,
	2018	2017
		(Restated)
		(See Note13)
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(958,672)	(1,383,257)
Items not requiring an outlay of cash:
Value of issue of options (included in selling, general and administration expenses)	45,387	197,378
Amortization of deferred financing costs	-	65,915
Accretion	88,102	249,405
Foreign currency translation (gain) loss	(17,498)	73,210
Accrued interest converted to convertible debentures	-	26,809
Change in fair value of derivative liabilities	(245,852)	(718,667)
Issue of common shares for services	212,500	150,000
Depreciation	12,138	42,596
Amortization of intangibles	1,833	-
Changes in non-cash working capital:
Accounts receivable	1,252	5,300
Prepaid expenses and other receivables	(98,296)	31,534
Inventory	(2,435)	(202,980)
Accounts payable and accrued liabilities	(96,455)	81,795

NET CASH USED IN OPERATING ACTIVITIES	(1,057,996)	(1,380,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	(110,000)	-
Deposit for equipment	(180,000)	-
Purchase of property and equipment	(98,349)	(21,703)
NET CASH USED IN INVESTING ACTIVITIES	(388,349)	(21,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	-	70,640
Repayment of convertible debentures	-	(66,640)
Net proceeds from convertible debentures	-	1,433,716
Repayment of unsecured convertible debentures	(40,357)	-
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(40,357)	1,437,716
Effects of foreign currency exchange rate changes	(4,440)	27,017
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(1,491,142)	62,068
Cash and cash equivalents, beginning of period	1,965,043	192,826
CASH AND CASH EQUIVALENTS, END OF PERIOD	473,901	254,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

INCOME TAXES PAID	-	-
INTEREST PAID	67,179	103,840

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended August 31, 2018 and 2017
(Amounts expressed in US Dollars)
(Unaudited)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	Loss	Total
	#	$	$	$	$	$

Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services	589,414	589	49,411	-	-	50,000
Issue of common shares for services	503,251	503	49,497	-	-	50,000
Issue of common shares for services	534,941	535	49,465	-	-	50,000
Stock based compensation for issue of options			197,378			197,378
Net loss for the period	-	-	-	(1,383,257)	-	(1,383,257)
Foreign currency translation	-	-	-	-	23,858	23,858
Balance as of August 31, 2017 (Restated-Note 13)	56,732,099	56,732	27,653,024	(29,681,870)	(33,500)	(2,005,613)

Balance as of November 30, 2017	93,014,134	93,014	31,365,097	(31,098,864)	(32,624)	326,623
Stock based compensation	-	-	45,387	-	-	45,387
Issue of common shares for services	507,550	508	61,992	-	-	62,500
Issue of common shares for services	339,370	339	49,661	-	-	50,000
Issue of common shares for services	334,154	334	49,666	-	-	50,000
Issue of common shares for services	298,880	299	49,701	-	-	50,000
Net loss for the period	-	-	-	(958,672)	-	(958,672)
Foreign currency translation	-	-	-	-	(7,175)	(7,175)
Balance as of August 31, 2018	94,494,088	94,494	31,621,504	(32,057,536)	(39,799)	(381,337)

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
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

The condensed unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2017. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2018 and November 30, 2017, the results of its operations for the nine and three-month periods ended August 31, 2018 and August 31, 2017, and its cash flows for the nine-month periods ended August 31, 2018 and August 31, 2017. The results of operations for the nine -month period ended August 31, 2018 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. The condensed unaudited interim consolidated financial statements for the period ended August 31, 2018 include the accounts of Security Devices International, Inc., and its subsidiary Security Devices International Canada Corp. All material inter-company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in the innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (BIP) line of products, a line of 12guage less-lethal products, and a .68 caliber hand held personal security device called the byrna.

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

The Company has incurred a cumulative loss of $32,057,536 from inception to August 31, 2018 and has a working capital deficiency of $782,666 at August 31, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment and software	30%	declining balance method
Furniture and fixtures	30%	declining balance method
Leasehold improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	August 31, 2018		November 30, 2017
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment and software	69,925	44,310	53,696	39,971
Furniture and fixtures	20,998	18,523	20,998	17,805
Leasehold improvements	26,471	26,471	26,471	26,471
Moulds	291,599	206,527	209,515	199,482
	408,993	295,831	310,680	283,729

Net carrying amount		$113,162		$26,951

Depreciation expense for nine- month period		$12,138 (August 31, 2018)		$42,596 (August 31, 2017)

The Company deposited $180,000 with a vendor for supply of moulds. As of August 31, 2018, the vendor had not completed the manufacture and supply of these moulds.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
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

94,494,088 Common shares (November 30, 2017: 93,014,134 Common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
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

Nine months ended August 31, 2018

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

In July 2018, the Company made a share issuance to Paul Jensen under the employment agreement announced on August 28, 2017. SDI issued 298,880 common shares at a price of $0.1673 per share to satisfy the payment of $50,000, payable for the months of April to June 2018.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
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

(b) The maximum number of common shares which can be issued under the Revised Stock Option Plan will be 18,993,274: provided that, so long as the Company is listed on the TSX-V. This maximum was reduced to 20% of the issued and outstanding common shares on December 19, 2017.

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

Year ended November 30, 2017

Warrants

On November 28, 2017, the Company closed the sale of 35,783,612 units on a private placement basis for gross proceeds of $3,793,063. Each unit consists of one common share of Company stock and one-half of a warrant. The Company issued 35,783,612 common shares and 17,891,806 warrants. Each whole warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.18. In addition to cash compensation, the Agent received 572,354 agent warrants. Each agent warrant is exercisable for one common share of the Company stock on or before November 28, 2022 at an exercise price of $0.15. The fair value of these Agent warrants was estimated at $78,332 using the Binomial option pricing model and reflected in additional paid-in capital. The valuation considered the following assumptions- risk free rate of 2%; expected dividends of 0%; expected forfeiture rate of 0%; expected volatility of 132%; market price of the Company’s common stock of $0.17 and expected life of 5 years. If the closing price of the common shares is over $0.30 per share for a period of 20 consecutive trading days ending after November 28, 2019, the Company may give notice accelerating the expiry date of the agent warrants to a date not less than 30 days following the date of that notice.

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

Nine months ended August 31, 2018

Warrants

The Company did not issue any warrants during the nine- month period ended August 31, 2018.

Stock Options:

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The Company expensed stock-based compensation expense of $39,046 regarding the vesting of options during the nine-month period ended August 31, 2018 leaving a balance of $nil as unvested stock- based compensation expense.

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

Risk free rate	5.50%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	188%
Expected life	7 years
Market price of the Company’s common stock on date of grant of options	$0.16
Stock-based compensation cost expensed	$6,341
Unvested stock-based compensation expense	$44,386

As of August 31, 2018, there was $44,386 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Nine months ended August 31, 2018

As of August 31, 2018, there are no amounts receivable from related parties.

As of August 31, 2018, the Company had a payable of $103,906 to related parties to be settled by issuance of stock.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer and effective July 13, 2018 serves as CEO of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. The Company expensed $150,000 for the services for the nine months ended August 31, 2018.

The Company expensed $34,875 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest, in accordance with the consulting contract.

The Company expensed $116,575 which includes $18,000 for issuance of proportionate shares per his contract, for services provided by the CEO and effective July 13, 2018 providing services as executive chairman of the Company and which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract (See also note 7).

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $39,046 for the value of options which vested during this period.

In May 2018, the Company made a share issuance to NEIP under the consulting agreement announced on June 16, 2017. SDI issued 507,550 common shares at a price of $0.12 per share to satisfy the payment of $62,500 due in December 2017.

On April 13, 2018, the Company employed Mr. André Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $46,667 during the nine- month period ended August 31, 2018. On April 13, 2018, the Company granted options to Mr. André Buys to acquire a total of 1,500,000 common shares. The Company expensed $6,341 for the value of options which vested during this period. See also Note 7(a) for the agreement entered into with Mr. Buys.

Effective June 1, 2018 the Company entered into a consulting agreement (the “Consulting Agreement”) with Bryan Ganz pursuant to which Mr. Ganz serves as President of the Company. By the terms of the Consulting Agreement, Mr. Ganz will be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. The Common shares shall be issued quarterly, ending March 31, 2019. For the Company’s fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. The Company accrued expenses $72,573 being cost for services to be compensated by issuance of shares.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $6,300 as office rent for the nine-months ended August 31, 2018. As of August 31, 2018, the Company has a payable for $3,940 (August 31, 2017: $nil) for the rent.

Nine months ended August 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. The Company accrued expense for $62,500 for the quarter ended August 2017 and this expense was settled and paid subsequently to the quarter by issue of shares (see also Note 13-subsequent events). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $60,000 for services provided during the nine- month period ended August 31, 2017.

The Company expensed $27,000 for services provided by the CFO of the Company and $32,300 for services provided by two Corporations in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $78,500 during the nine- month period ended August 31, 2017.

During the nine- month period ended August 31, 2017, the Company issued options to directors. The Company expensed $169,970 for the value of options which vested during this period.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

7.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed a consulting agreement with a Corporation owned by the CEO and later designated executive chairman, effective July 1, 2018 providing services as executive chairman of the Company. The contract, unless renewed expires on March 31, 2019. During the service term, the Company will pay $3,500 per month and in addition, be issued 180,000 common shares of the Company on a quarterly basis until the end of the term. Each quarterly installment is due the 15th day of the following month after the quarter. The common shares will be priced at the volume weighted average trading price per common share over the 20-day period proceeding the due date.

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

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa, pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) issued 1,500,000 options for shares of the Company’s common stock to Mr. Buys with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be triggered. The options shall have a seven- year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest, and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. The Company has not recorded any amount related to the Second Payment. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The Company agrees that it will not terminate Andre Buys except for cause prior to April 2021. As a result, the minimal commitment relating to the employment contract is $320,000 payable over a period of 32 months.

Effective June 1, 2018 the Company entered into a consulting agreement (the “Consulting Agreement”) with Bryan Ganz pursuant to which Mr. Ganz serves as President of the Company. By the terms of the Consulting Agreement, Mr. Ganz will be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. Commencing on the Company’s first quarter of 2019, Mr. Ganz will be issued an ongoing 250,000 common shares for his services.

Effective August 24, 2018, the Company entered into an agreement with a New Mexico limited liability company (“Vendor”) whereby the Vendor will provide range of third- party logistical services in including (1) document review; (2) product testing; (3) sourcing of packaging and accessories; (4) product assembly and kitting; (5) order fulfillment; (6) shipping compliance review; (7) management of returns and warranty claims. Upon the signing of the agreement, the Company paid the vendor a one-time signing fee of $20,000. Milestone payments totalling $75,000 are due under this agreement between September 1, 2018 to November 1, 2018.

b)	Lease commitments

The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
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

As of August 31, 2018, the accounts receivable from one customer represents approximately 73% of accounts receivable (August 31, 2017 – 62% from one customers).

For the nine- month period ended August 31, 2018, one customer represented approximately 44% of total revenues (August 31, 2017 - 51% from two customers).

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

Unsecured convertible debentures

			Unsecured
	Unsecured	Deferred	convertible
	convertible	financing	debenture
	debentures	costs	(Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchanged for subordinate secured debentures	1,015,026	-	1,015,026
Amortization of deferred financing costs	-	(35,769)	(35,769)
Repayment of unsecured convertible debentures	66,640	-	66,640
Conversion of unsecured convertible debentures to equity	39,159	-	39,159
Foreign currency translation	(7,642)	-	(7,642)
Balance as of November 30, 2017	(40,357)	-	(40,357)
Repayment of unsecured convertible debentures	40,357	-	40,357
Balance as of August 31, 2018	-	-	-

On August 6, 2017, the Company repaid CAD $84,000 ($66,640) of the convertible debentures and the remaining convertible debenture holders for $40,357 executed agreements for forbearance of their debt with a new repayment date of February 16, 2018. In February 2018, the Company repaid the convertible debt for $40,357 along with accrued interest. During the nine- month period ended August 31, 2018, the Company recorded interest expense of $1,035.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

b)	Long-term Series B Secured Convertible Debentures $966,406

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

The carrying value of these debentures at August 31, 2018 is CAD $1,261,627 ($966,406) and at November 30, 2017 was CAD $1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $112,064 ($88,102) during the nine- month period ended August 31, 2018. During the nine- month period ended August 31, 2018, the Company recorded interest expense $99,090.

Derivative Liabilities

The carrying value of the Compound Embedded Derivative Liability is reflected on the balance sheet, with changes in the carrying value being recorded as change in fair value of derivative liabilities on the statement of operations. The components of the compound embedded derivative as of November 30, 2017 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

The components of the compound embedded derivative as of August 31, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Series B Convertible Secured Debentures December 7, 2016	8,044,853	$290,382

	8,044,853	$290,382

The following table summarizes the effects on the gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended November 30, 2017 and nine- month period ended August 31, 2018:

Financings giving rise to derivative financial instruments and the income effects:
Compound embedded derivatives:
Series B Convertible Secured Debentures
December 7, 2016	$(285,612)
Change in fair value of derivative liabilities	(239,802)
Foreign currency translation loss	(14,446)
Balance as of November 30, 2017	$(539,860)
Change in fair value of derivative liabilities	245,852
Foreign currency translation gain	3,626
Balance as of August 31, 2018	$(290,382)

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

Level 3 valuations	Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of August 31, 2018 are all measured at estimated fair value using Level 2 and 3 inputs.

The features embedded in the debentures were combined into one compound embedded derivative that were fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

	August 31, 2018	November 30, 2017	December 7, 2016

Derivative financial instruments	$290,382	$539,860	$285,612
Conversion price	$0.13	$0.13	$0.24
Volatility	53%	106%	82%
Remaining term (years)	0.77	1.52	2.50
Risk free rate	2.46%	1.78%	1.10%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of August 31, 2018 consists of finished goods of 40mm Blunt Impact Projectiles of $95,600 (November 30, 2017: $109,673) and inventory procured from other suppliers of $64,138 (November 30, 2017: $47,630). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

11.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed and resources are allocated by the CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the nine-months ended August 31, 2018 and August 31, 2017:

Nine-months ended August 31, 2018

	SDI USA	SDI Canada	Total
Sales	$188,304	$115,472	$303,776

Nine-months ended August 31, 2017

	SDI USA	SDI Canada	Total
Sales	$178,287	$77,662	$255,949

	2018	2017
Sales	$303,776	$255,949
Elimination of intersegment revenue	(83,661)	(45,991)

Consolidated sales	$220,115	209,958

As at August 31, 2018

	SDI	SDI Canada	Total
Assets	$1,133,396	$38,403	$1,171,799

As at November 30, 2017

	SDI	SDI Canada	Total
Assets	$2,159,618	$32,739	$2,192,357

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2018
(Amounts expressed in US Dollars)
(Unaudited)

12.	PATENTS

On April 13, 2018, the Company entered into a Purchase and Sale Agreement with André Buys, pursuant to which the Company agreed to purchase from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (see note 7(a)). As consideration for the portfolio, the Company paid Mr. Buys $100,000, and incurred $10,000 in legal costs to transfer these patents. This consideration of $110,000 has been capitalized. These patents have a maximum life of 20 years, expiring on various dates beginning in November 2033 to 2038, and are amortized straight-line commencing June 2018 over a period of 15 years. The Company amortized $1,833 during the three- month period ended August 31, 2018. As the full arrangement included an option for full acquisition of the rights, conditional upon certain future events taking place, the Company has recorded the minimum rights to a licence arrangement as patents. As at August 31, 2018, the amount recorded as Patents refer to the perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the portfolio (Note 7).

13.	PRIOR PERIOD RESTATEMENT

The financial statements for the prior quarter ended August 31, 2017 are revised to record the bifurcation of the derivative liability from the host Series B Secured Convertible Debentures issued on December 7, 2016, following further analysis of convertible debt instrument issued by the Company in Canadian dollars. The analysis was conducted during the preparation of annual financial statements for 2017.

The effect of changes in the financial statements is summarized as follows:

	Quarter ended
	August 31, 2017

	Prior to
	Restatement	Restated
	$	$
Consolidated Balance Sheet:
Secured convertible debentures, net of deferred financing costs	1,821,807	1,596,083
Derivative liabilities	224,637	472,592
Total Liabilities	2,525,321	2,547,552
Accumulated deficit	(29,659,794)	(29,682,025)
Total Stockholders' Deficiency	(1,983,537)	(2,005,768)
Consolidated Statement of Operations and Comprehensive Loss	Three months ended August 31, 2017

	Prior to
	Restatement	Restated
	$	$
Foreign currency translation (gain)	79,535	80,021
Total Operating Expenses	530,768	531,254
Loss from Operations	(507,120)	(507,606)
Change in fair value of derivative liabilities	157,034	122,967
Accretion	-	(94,134)
Other expense- Interest	(150,629)	(82,928)
Loss before Income Taxes	(500,715)	(561,701)
Net Loss	(500,715)	(561,701)
Comprehensive Loss	(498,653)	(559,639)
Loss per share-basic and diluted	(0.010)	(0.010)

Consolidated Statement of Operations and Comprehensive Loss	Nine months ended August 31, 2017

Foreign currency translation (gain)	72,246	73,210
Total Operating Expenses	1,659,795	1,660,759
Loss from Operations	(1,571,826)	(1,572,790)
Change in fair value of derivative liabilities	664,413	718,667
Accretion	-	(249,405)
Other expense- Interest	(453,768)	(279,729)
Loss before Income Taxes	(1,361,181)	(1,383,257)
Net Loss	(1,361,181)	(1,383,257)
Comprehensive Loss	(1,337,323)	(1,359,399)
Loss per share-basic and diluted	(0.020)	(0.022)

Consolidated Statement of Cash Flows	Nine months ended
	August 31, 2017
Net loss	(1,361,181)	(1,383,257)
Foreign currency translation gain	72,246	73,210
Accretion	174,038	249,404
Change in fair value of derivative liabilities	(664,413)	(718,667)
Net cash used in operating activities	(1,380,962)	(1,380,962)

14.	SUBSEQUENT EVENTS

Subsequent to the quarter the Company filed a prospectus to list its shares with the Canadian Securities Exchange (“CSE”).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

THREE MONTHS ENDED AUGUST 31, 2018

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

Q2 2018

During the quarter, the Company had sales of $138,742 as compared to $97,172 for the second quarter last year (+43%). Growth was driven primarily by adoption of our rounds by local and provincial authorities in Montreal for security operations surrounding the G7 Summit held on June 7-9, in La Malbaie, Quebec, Canada, increased activity on our e-commerce platform (signed up over 50 agencies since it went live in the fourth quarter of last year) and general market recognition of the superiority of SDI’s Blunt Impact Projectile (BIP ).

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

Q3 2018

With the Company’s previously announced acquisition of patents and related Intellectual Property (“IP”), SDI continues to focus and test their new less lethal platform that delivers chemical irritants from a handgun-like Personal Security Device. As its first product offering utilizing the new IP, the Company is planning the introduction of a small, light-weight, .68 caliber hand-held PSD equipped with a 7-round magazine and capable of accurately and effectively engaging a target at up to 60 feet – less lethally and without causing serious injury. Targeted at home owners and enthusiasts who want protection without the burdens of gun ownership, the Company has already secured a commitment for 1,000 PSD’s from one of the leading distributors of firearms and accessories on the African continent.

During the quarter, the Company announced the addition of Paul Jensen to the SDI Board of Directors. Mr. Jensen, a graduate of the United States Military Academy at West Point, will bring his global network of contacts along with extensive product development experience to the Board as the Company expands outside of North America and continues to bring innovative security products to market.

Dean Thrasher was appointed Executive Chairman of the Company from his previous position as CEO and will be responsible for the public side of the business. Paul Jensen has been appointed Chief Executive Officer of the Company from his previous position as President & COO and will continue to steer our product development and move the Company into new markets that require less lethal platforms and munitions. Bryan Ganz has been appointed President of the Company from his previous position as Executive Chairman and will be responsible for capital markets, investor relations, and some of the larger partners.

During the quarter, the Company made a share issuance to Paul Jensen under his employment agreement announced August 28, 2017. SDI issued 298,880 common shares at a deemed price of $0.1673 per share to satisfy the payment of USD $50,000 due in July 2018. The shares are subject to a four-month hold period.

Mr. Jensen is a related party of SDI under Multilateral Instrument 61-101 (“MI 61-101”). SDI is exempt from the formal valuation requirement and shareholder approval requirement of MI 61-101 in connection with this issuance.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition. This ammunition is used by the military, correctional services, police agencies, and private security for crowd control.

The Company has two commercially available product lines:

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

Trademark:

(g) A trademark for the ‘BIP’ trade name has been issued from the United States Patent and Trademark Office under the number Reg. No. 5,339,826.

(h) A trademark for the “Byrna” trade name has been submitted to the United States Patent and Trademark Office under the number 88/057,866.

General

•	As of August 31, 2018, SDI had both consultants and employees.

•	SDI’s offices are located at 107 Audubon Road, Bldg. 2, Suite 201 Wakefield, MA 01880.

•	SDI’s website is www.securitydii.com.

Going Concern

The Company has incurred a cumulative loss of $32,057,536 from inception to August 31, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2018

	Three-	Three-
	month	month
	period	period
	August 31,	August 31,
	2018	2017
	(unaudited)	(unaudited)
		(restated)
	$	$

Net loss for the three- month period	(118,651)	(561,701)

Basic and diluted loss per share	(0.001)	(0.010)
Total assets	1,171,799	2,192,357

Total liabilities	1,553,136	1,865,734
Cash dividends per share	-	-

Results of Operations

SDI was incorporated on March 1, 2005 and for the period from inception to August 31, 2018 has not realized significant revenues. The company has started to generate revenue from operations. However, it still expects to incur significant expenses before becoming profitable.

Financial highlights (unaudited) for the period ending August 31, 2018 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	August 31,	August 31,
	2018	2017(Restated)

Sales	$53,257	$70,353
Cost of sales	$(29,302)	$(46,705)
Gross profit	$23,955	$23,648
Operating expenses	$(386,870)	$(531,254)
Other expenses -interest	$(32,946)	$(82,928)
Accretion	$(29,991)	$(94,134)
Change in fair value of derivative liabilities	$307,201	$122,967
Net Loss for Period	$(118,651)	$(561,701)

Loss per Share	$(0.001)	$(0.010)

Operating Results	For the nine months	For the nine months
	ended	ended
	August 31,	August 31,
	2018	2017(Restated)

Sales	$220,115	$209,958
Cost of sales	$(148,515)	$(121,989)
Gross profit	$71,600	$87,969
Operating Expenses	$(1,087,897)	$(1,660,759)
Other expenses -interest	$(100,125)	$(279,729)
Accretion	$(88,102)	$(249,405)
Change in fair value of derivative liabilities	$245,852	$718,667
Net Loss for Period	$(958,672)	$(1,383,257)

Loss per Share	($0.010)	($0.024)

The Company’s selected information for the quarter ended August 31, 2018 (unaudited) and November 30, 2017 (audited) are as follows:

	August	November
	31, 2018	30, 2017
Total current assets	770,470	2,165,406
Total assets	1,171,799	2,192,357
Total current liabilities	1,553,136	973,558
Total liabilities	1,553,136	1,865,734
Stockholders’ (deficiency) equity	(381,337)	326,623

Net loss for the three months ended August 31, 2018 was $118,651 ($0.001 per share) as compared to net loss of $561,701 ($0.010 per share) for the three-month period ended August 31, 2017. The major components of the change relate to:

During the quarter ended August 31, 2018, the Company expensed selling, general and administration expenses for $385,556 in the three-month period ended August 31, 2018 as compared to $433,759 for the three-month period ended August 31, 2017, thereby reflecting reduction in costs primarily in payroll and consulting. In addition, the Company recorded a gain in the change in fair value of derivative liabilities for $307,201 for the quarter ended August 31, 2018 as compared to a gain of $122,967 for the same period of prior year.

Cash Flows

Net cash used in operations for the nine months ended August 31, 2018, was $1,057,996 as compared to $1,380,962 used for the nine months ended August 31, 2017. The major components of change relate to:

The Company’s inventory increased by $2,435 in 2018 as compared to an increase of $202,980 in 2017. This increase in inventory in prior year represents the investment in inventory available for sale in next period. Prepaid expenses and other receivables increased by $96,803 during the nine-month period ended August 31, 2018 as compared to a decrease of $31,534 for nine-month period ended August 31, 2017. Prepayments in current period were made to its product manufacturer and additionally for insurance.

Net cash flow from investing activities was $(388,349) during the nine-month period ended August 31, 2018 as compared to $(21,703) for the nine-month period ended August 31, 2017. The Company acquired patents for $110,000 (prior period $nil); made advance payments for property and equipment for $180,000 (Prior period: $nil) and purchased property and equipment for $98,349 (prior period $21,703).

Net cash flow from financing activities was outflow of $(40,357) during the nine-month period ended August 31, 2018 as compared to inflow of $1,437,716 for the nine-month period ended August 31, 2017. This increase in financing activities in 2017 was the net cash from convertible debentures raised during the prior period. The reduction in 2018 was the repayment of unsecured convertible debentures when they became due for repayment.

There was an overall decrease in cash of $(1,491,142) during the nine-month period ended August 31, 2018 as compared to an increase in cash of $62,068 during the nine-month period ended August 31, 2017.

Liquidity and Capital Resources

As at August 31, 2018, cash and cash equivalents was $473,901, as compared to $1,965,043 at November 30, 2017. This decrease is mainly attributable to the combination of factors mentioned above under heading “Cash Flows”.

At August 31, 2018, the Company had a working capital deficit of $782,666. The major components are as follows: cash and cash equivalents $473,901; prepaid expenses and other receivables $103,451; inventory for $159,738; accounts receivable for $33,380; secured convertible debt (due for repayment in June 2019) of $966,406, derivative liabilities for $290,382 and accounts payable and accrued liabilities of $296,348.

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

Nine months ended August 31, 2018

As of August 31, 2018, there are no amounts receivable from related parties.

As of August 31, 2018, the Company had a payable of $103,906 to related parties to be settled by issuance of stock.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer and effective July 13, 2018 serves as CEO of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. The Company expensed $150,000 for the services for the nine months ended August 31, 2018.

The Company expensed $34,875 for services provided by the CFO of the Company which was paid to a corporation in which the CFO has an ownership interest, in accordance with the consulting contract.

The Company expensed $116,575 which includes $18,000 for issuance of proportionate shares per his contract, for services provided by the CEO and effective July 13, 2018 providing services as executive chairman of the Company and which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract (See also note 7).

On March 27, 2017, the board of directors had granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $39,046 for the value of options which vested during this period.

In May 2018, the Company made a share issuance to NEIP under the consulting agreement announced on June 16, 2017. SDI issued 507,550 common shares at a price of $0.12 per share to satisfy the payment of $62,500 due in December 2017.

On April 13, 2018, the Company employed Mr. André Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $46,667 during the nine- month period ended August 31, 2018. On April 13, 2018, the Company granted options to Mr. André Buys to acquire a total of 1,500,000 common shares. The Company expensed $6,341 for the value of options which vested during this period. See also Note 7(a) for the agreement entered into with Mr. Buys.

Effective June 1, 2018 the Company entered into a consulting agreement (the “Consulting Agreement”) with Bryan Ganz pursuant to which Mr. Ganz serves as President of the Company. By the terms of the Consulting Agreement, Mr. Ganz will be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. The Common shares shall be issued quarterly, ending March 31, 2019. For the Company’s fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. The Company accrued expenses $72,573 being cost for services to be compensated by issuance of shares.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $6,300 as office rent for the nine-months ended August 31, 2018. As of August 31, 2018, the Company has a payable for $3,940 (August 31, 2017: $nil) for the rent.

Nine months ended August 31, 2017

Effective July 21, 2016, Bryan Ganz was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with Northeast Industrial Partners, LLC (“NEIP”), a Corporation in which the said director has an ownership interest. In January 2017, the Company issued 589,414 common shares at a price of $0.1142 per share to satisfy the payment of USD $50,000 due on November 15, 2016. In March 2017, the Company made the third share issuance and issued 503,251 common shares at a price of $0.0994 per share to satisfy the payment of USD $50,000 due on February 15, 2017. In May 2017, the Company made the fourth and final share issuance and issued 534,941 common shares at a price of $0.0935 per share to satisfy the payment of USD $50,000 due on May 15, 2017. Effective May 1, 2017, the Company and NEIP renewed the agreement for the period of time until such date as either of them terminates the original contract on not less than 15 days prior written notice to the other party. For services rendered by NEIP during the extension, SDI shall pay NEIP $62,500 within 15 days following every consecutive three-month period during the extension. The Company accrued expense for $62,500 for the quarter ended August 2017 and this expense was settled and paid subsequently to the quarter by issue of shares (see also Note 13-subsequent events). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. The Company expensed $60,000 for services provided during the nine- month period ended August 31, 2017.

The Company expensed $27,000 for services provided by the CFO of the Company and $32,300 for services provided by two Corporations in which the CEO has an ownership interest, in accordance with the consulting contract. In addition, the CEO was paid a salary of $78,500 during the nine- month period ended August 31, 2017.

During the nine- month period ended August 31, 2017, the Company issued options to directors. The Company expensed $169,970 for the value of options which vested during this period.

7.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed a consulting agreement with a Corporation owned by the CEO and later designated executive chairman, effective July 1, 2018 providing services as executive chairman of the Company. The contract, unless renewed expires on March 31, 2019. During the service term, the Company will pay $3,500 per month and in addition, be issued 180,000 common shares of the Company on a quarterly basis until the end of the term. Each quarterly installment is due the 15th day of the following month after the quarter. The common shares will be priced at the volume weighted average trading price per common share over the 20-day period proceeding the due date.

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

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, a resident of South Africa, pursuant to which the Company purchased from Mr. Buys a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the Portfolio, the Company (i) paid Mr. Buys $100,000, (ii) agreed to pay Mr. Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”), (iii) issued 1,500,000 options for shares of the Company’s common stock to Mr. Buys with a strike price equal to the Company’s stock price on April 13, 2018 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be triggered. The options shall have a seven- year life from grant date and Andre Buys must remain employed by the Company for three years in order for the options or warrants to vest, and (iv) agreed to pay Mr. Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Andre Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Mr. Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. The Company has not recorded any amount related to the Second Payment. In addition, the Company has hired Mr. Buys as its Chief Technology Officer at a starting salary of $10,000 per month. The Company agrees that it will not terminate Andre Buys except for cause prior to April 2021. As a result, the minimal commitment relating to the employment contract is $320,000 payable over a period of 32 months.

Effective June 1, 2018 the Company entered into a consulting agreement (the “Consulting Agreement”) with Bryan Ganz pursuant to which Mr. Ganz serves as President of the Company. By the terms of the Consulting Agreement, Mr. Ganz will be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. Commencing on the Company’s first quarter of 2019, Mr. Ganz will be issued an ongoing 250,000 common shares for his services.

Effective August 24, 2018, the Company entered into an agreement with a New Mexico limited liability company (“Vendor”) whereby the Vendor will provide range of third- party logistical services in including (1) document review; (2) product testing; (3) sourcing of packaging and accessories; (4) product assembly and kitting; (5) order fulfillment; (6) shipping compliance review; (7) management of returns and warranty claims. Upon the signing of the agreement, the Company paid the vendor a one-time signing fee of $20,000. Milestone payments totalling $75,000 are due under this agreement between September 1, 2018 to November 1, 2018.

b)	Lease commitments

The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700.

EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

As of August 31, 2018, the accounts receivable from one customer represents approximately 73% of accounts receivable (August 31, 2017 – 62% from one customers).

For the nine- month period ended August 31, 2018, one customer represented approximately 44% of total revenues (August 31, 2017 - 51% from two customers).

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

Outstanding share data

As of October 12, 2018, the Company had 94,494,088 issued and outstanding shares of common stock.

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

PART II

Legal proceedings

None

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2018, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following material weakness:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Dean Thrasher.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dean Thrasher and Rakesh Malhotra .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY DEVICES INTERNATIONAL, INC.

Date: October 15, 2018

By: /s/ Paul Jensen
Paul Jensen, Principal Executive Officer

Date: October 15, 2018

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer