Form 10-K
period 2018-11-30
Security Devices International Inc.
filed 2019-03-01
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2018

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

Registrant’s telephone number, including Area Code: 978-868-5011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [   ]    No [X]

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of May 31, 2018, was approximately $11,000,000 based upon a share valuation of $0.17 per share. This share valuation is based upon the closing price of the Company’s shares as of May 31, 2018 (the date of the last sale of the Company’s shares closest to the end of the Company’s second fiscal quarter). For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.

As of February 27, 2019, the Company had 103,093,442 issued and outstanding shares of common stock.

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

History

Security Devices International Inc. (“SDI”), the “Company” or the “Corporation”) was incorporated on March 1, 2005. The Company began as a research and development company focused on the development of 40mm less-lethal ammunition.

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

On March 1, 2018, the Company purchased all the shares of a South African entity Rephit (Pty) Ltd., an inactive Company, for $300 (South African Rand 4,000) and subsequently changed the name of the subsidiary to Byrna South Africa (Pty) Ltd.

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

Q3 2018

With the Company’s previously announced acquisition of patents and related Intellectual Property (“IP”), SDI continues to focus and test their new less lethal platform that delivers chemical irritants from a handgun-like Personal Security Device. As its first product offering utilizing the new IP, the Company is planning the introduction of a small, light-weight, .68 caliber hand-held PSD equipped with a 5-round magazine and capable of accurately and effectively engaging a target at up to 60 feet – less lethally and without causing serious injury.

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

Q4 2018

With the Company’s previously announced acquisition of patents and related Intellectual Property (“IP”), SDI continued to develop their new less lethal platform that delivers chemical irritants from a handgun-like Personal Security Device (“PSD”). As its first product offering utilizing the new IP, the Company is planning the introduction of a small, light-weight, .68 caliber hand-held PSD equipped with a 5-round magazine and capable of accurately and effectively engaging a target at up to 60 feet – non-lethally and without causing serious injury. Branded as the Byrna HD (Home Defense) PSD, it is targeted for those wanting a way to stop an attacker at standoff distances far beyond what is generally available on the market today (except with a lethal device) in order to disarm a threat before it escalates out of control, and without the need to use deadly force.  Its ease of use and obtainability will make it a natural choice for both those homeowners that would never own a gun as well as a must-have add-on to any gun enthusiast’s firearms collection.

On October 15, 2018, the Company announced that its common shares will be listed on the Canadian Securities Exchange ("CSE") commencing at the open of trading on Monday October 15, 2018. The Company's trading symbol "SDZ" remained the same. The Company's delisted from the TSX-V during the week of October 15, 2018.

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors (the “Purchasers”) and Northeast Industrial Partners, LLC as collateral agent for the Purchasers to sell $1,275,000 of units (the “Units”), with each $1,000 of Units consisting of (i) a $1,000 10% unsecured convertible promissory note (collectively the “Notes”), convertible into the Company’s common stock, par value $.001 per share (the “Common Stock”), and (ii) four thousand (4,000) warrants (the “Warrants”) each exercisable for one share of Common Stock at an exercise price of $0.25 per share, in a private placement pursuant to Regulation D under the Securities Act of 1933. The sale of the Units was closed on October 22, 2018.

In October 2018, the Company made a share issuance of 6,666,666 common shares to FinTekk AP, LLC (“FinTekk”) at a price of $0.15 per share. The shares are issued pursuant to a debt settlement agreement, to retire certain debt owing by the Company to FinTekk, in connection with a sponsorship agreement (the “Sponsorship Agreement”). The Sponsorship Agreement details a marketing campaign for the launch of the Company’s new ByrnaTM HD product over the 2018 and 2019 fiscal years.

On November 4, 2018, the Company announced that it had partnered with Rick Ware Racing (“Rick Ware”) to launch the Byrna HD during the 2018 and 2019 NASCAR Monster Energy Cup Series. The sponsorship marks the first of its kind for SDI and will bring the Byrna HD brand to the NASCAR Monster Cup Series for the first time. SDI will be a brand sponsor on Rick Ware Racing race cars for three race events throughout the remainder of the 2018 season and nine more in 2019, kicking-off with the Daytona 500

On November 14, 2018, the Company received a 3,000-unit purchase order for its Byrna HD from Dave Sheer Guns, a leading distributor of firearms and accessories in Africa. The initial purchase order includes 1,500 units in all black for the law enforcement and private security markets and 1,500 units in desert tan for the consumer market in South Africa. Dave Sheer Guns commenced operations in 1974 and is now one of the leading distributors of firearms and accessories on the African continent.

Products

SDI’s business is the development, manufacture and sale of less-lethal ammunition and security devices. These products are used by the military, correctional services, police agencies, private security and consumers.

The Company has two commercially available product lines:

a)	The Company has developed the BIP, a blunt impact projectile which uses pain compliance to control a target. The Company has developed eight versions of the standard BIP, seven of which contain a payload and one of which is a cheaper cost, training round. A payload is an internal medium within the BIP, holding a liquid or powder substance.

b)	The Company is developing the Byrna HD, a disruptive new non-lethal device aimed at the home defense and personal security markets. The Byrna fires .68 caliber projectiles containing chemical irritants designed to burn an assailant’s eyes and respiratory system upon contact. It will also be able to hold inert rounds and impact rounds that can be used for training purposes.

Subsequent Events

On December 4-6, 2018, the Company presented at the 11th Annual LD Micro Main Event, at the Luxe Sunset Boulevard Hotel in Los Angeles, California. During SDI’s presentation, management showcased the newly introduced Byrna HD non-lethal device aimed at the home defense and personal security markets.

On December 20, 2018, the Company issued a progress update on the Byrna HD non-lethal personal security device development timeline, and new 2019 commercial launch initiatives.

After conducting development testing using 3D printed prototypes, the Company began the process of validation testing of the Byrna HD using production parts. Development testing led to modifications to enhance the performance and life of the personal security device. Additionally, the Company decided to offer the Byrna in three more colors: black, desert tan and camouflage in addition to the original safety orange. The final phase of validation testing that commenced in December 2018 required factory production parts, availability of which was delayed by the holiday calendar and a key supplier advising that several custom part deliveries expected in December 2018 would not be available until January 2019, pushing back the final validation testing phase by several weeks.

The Company showcased the Byrna HD during DAYTONA Speedweeks at the Daytona International Speedway in Daytona Beach, Florida on February 9 to 17, 2019.

On February 4, 2019, the Company announced its launch pricing for the Byrna HD. The Company announced that it would accept pre-orders at Daytona and on its upcoming Byrna online store. The Company will offer the Byrna HD kit as a standalone product in either Byrna Orange, Black, or Desert Tan. A Digital Camouflage version will also be available at an additional charge. The basic Byrna kit will be offered at an MSRP of $349.99 but special package deals will be offered in conjunction with the launch of the product during Speedweeks.

Intellectual Property

Seven patent applications, six non-provisional and one provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the six non-provisional patents. The Company also owns the trademark for ‘BIP’.

During the year ended November 30, 2018, the Company acquired a portfolio of registered patents, provisional patents, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”).

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

(f) Payload Carrying Arrangement for a Non-Lethal Projectile: This patent relates to the process of carrying liquid and powder payloads in the head of the BIP munitions that upon impact release from the head and are dispersed upon the target.

General

• As of November 30, 2018, SDI had both consultants and one employee.

• SDI’s offices are located at 107 Audubon Road, Bldg. 2, Suite 201 Wakefield, MA 01880.

• SDI’s websites are www.securitydii.com and www.byrna.com.

ITEM 2. DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 11, 2018, SDI held an annual and special meeting (the “Meeting”) of the Company’s shareholders. At the Meeting, the shareholders of the Company (1) elected all five (5) of the Company’s director nominees; (2) ratified the appointment of UHY McGovern Hurley LLP as the Company’s independent registered public accounting firm for the fiscal year ended November 30, 2018; (3) approved the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 300,000,000.

The following is a tabulation of the votes for each individual director nominee:

Director	For	Withheld	Abstain	Broker Non- Vote
Dean Thrasher	30,193,298	405,100		11,457,040
Bryan Ganz	30,193,398	405,000		11,457,040
Paul Jensen	30,253,398	345,000		11,457,040
Karen Bowling	30,253,298	345,100		11,457,040
Don Levantin	30,253,298	345,100		11,457,040

The following is a tabulation of the votes for (1) the ratification of the appointment of UHY McGovern Hurley LLP (“MH”) as the Company’s independent registered public accounting firm; (2) the approval of the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to 300,000,000:

Item Approved	For	Withheld/Against	Abstain	Broker Non-Vote
Ratification of MH	41,943,674	111,763		1
Amendment to Certificate of Incorporation	41,095,206	960,231		1

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

SDI’s common stock is listed on the OTC Bulletin Board under the symbol OTCQB “SDEV” and is also listed in Canada on the Canadian Security Exchange (“CSE”) under the symbol “SDZ”. The Company delisted from the TSX-V during the week of October 15, 2018 after listing with the CSE. The following shows the high and low closing prices for SDI’s common stock for the periods indicated:

OTC Bulletin Board

Three Months Ended	High	Low

February 2018	$0.17	$0.13
May 2018	$0.19	$0.14
August 2018	$0.18	$0.14
November 2018	$0.17	$0.13

February 2017	$0.20	$0.12
May 2017	$0.14	$0.08
August 2017	$0.15	$0.06
November 2017	$0.15	$0.13

TSXV/CSE*

Three Months Ended	High	Low
	CAD $	CAD$
February 2018	$0.21	$0.17
May 2018	$0.24	$0.18
August 2018	$0.24	$0.18
November 2018	$0.23	$0.19

February 2017	$0.23	$0.12
May 2017	$0.19	$0.13
August 2017	$0.19	$0.14
November 2017	$0.19	$0.15

* The Company de-listed from TSX-V during the week of October 15, 2018 and listed on the CSE

As of February 27, 2019, SDI had 103,093,442 issued and outstanding shares of common stock.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. SDI’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information set forth and the discussion and analysis of financial position and results of operations should be read in conjunction with the audited annual financial statements and related notes for SDI for the fiscal years ended November 30, 2018 and 2017. Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All dollar figures included therein and in the following management discussion and analysis ("MD&A") are expressed in U.S. dollars.

The following is a summary of selected annual financial data for the periods indicated:

Selected Financial Information	Year ended November 30, 2018 (audited)	Year ended November 30, 2017 (audited)
Sales	$250,227	$292,508
Cost of sales	$186,068	$191,320
Selling, general and administrative Expenses	$2,125,896	$1,919,789
Foreign currency translation loss (gain)	($46,093)	$55,007
Depreciation	$19,392	$45,377
Net Loss	($2,153,474)	($2,800,251)
Loss per Share (Basic and Diluted)	($0.02)	($0.05)
Current Assets	$2,231,669	$2,165,406
Total Assets	$2,657,085	$2,192,357
Current Liabilities	$2,332,971	$973,558
Long Term Liabilities	$167,077	$892,176
Stockholders' Equity	$157,037	$326,623
Accumulated Deficit	($33,252,338)	($31,098,864)
Dividends	$Nil	$Nil

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This management discussion and analysis ("MD&A") in respect of the fiscal year ended November 30, 2018 includes information from, and should be read in conjunction with, the audited annual financial statements and related notes for SDI for the fiscal year ended November 30, 2018.

Comparison of Year Ended November 30, 2018 to Year Ended November 30, 2017

i. Overview

The Corporation has $250,227 of revenue during the year ended November 30, 2018 (2017: $292,508) and the Company continues to operate at a loss. The Company expects their operating losses to continue for so long as the Company does not generate adequate revenue. As of November 30, 2018, the Company had accumulated losses of $33,252,338 (November 30, 2017 - $31,098,864). The Company’s ability to generate significant revenue and conduct business operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major financial endeavor over the years has been its effort to raise additional capital.

ii. Assets

Total assets as of November 30, 2018, includes cash of $1,182,387, accounts receivable of $18,914, prepaid expenses and other receivables of $901,247, inventory of $129,121, patents for $106,334, deposit for equipment for $205,664 and property and equipment for $113,418, net of depreciation. Total assets as of November 30, 2017, includes cash of $1,965,043, accounts receivable of $36,412, prepaid expenses and other receivables of $6,648, inventory of $157,303, and property and equipment for $26,951, net of depreciation. Total assets increased from $2,192,357 on November 30, 2017 to $2,657,085 on November 30, 2018 primarily due to the increase in prepaid expenses and other receivables in 2018 arising out of issuance of common shares for advance payment of $750,000 in 2018 in relation to marketing services to be provided in 2019.

iii. Revenues

Revenue from operations during the year ended November 30, 2018 was $250,227 as compared to $292,508 during the year ended November 30, 2017.

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

Selling, general and administration expense for the year ended November 30, 2018 was $2,125,896, as compared with $1,919,789 for the year ended November 30, 2017. General and administration expense increased by $206,107 in the current year, as compared to the prior year. The primary reasons for the change in general and administrative costs is as follows:

In October 2018, the Company made a share issuance of 6,666,666 common shares to FinTekk AP, LLC (“FinTekk”) at a price of $0.15 per share. The shares are issued pursuant to a debt settlement agreement, to retire a certain debt owing by the Company to FinTekk, in connection with a sponsorship agreement (the “Sponsorship Agreement”). The Sponsorship Agreement details a marketing campaign for the launch of the Company’s new ByrnaTM HD product over the years 2018 and 2019 fiscal years and recognized $250,000 as expense for 2018 (2017: $Nil).

The Company expensed stock-based compensation expense (included in general and administrative expenses) for issue of options for $128,799 during the year ended November 30, 2018. In 2017, the Company expensed stock-based compensation expense (included in general and administrative expenses) for issue of options for $214,112. Stock based compensation expense does not require the use of cash (non-cash expenses), associated with the issuance of options and modification of warrants.

v. Quarterly Results

The net loss and comprehensive loss (unaudited) of the Company for the quarter ended November 30, 2018 as well as the seven quarterly periods completed immediately prior thereto are set out below:

	For the	For the	For the	For the	For the	For the	For the	For the
	three	three	three	three	three	three	three	three
	months	months	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended	ended	ended
	November	August	May 31,	February	November	August	May 31,	February
	30, 2018	31, 2018	2018	28, 2018	30, 2017	31, 2017	2017	28, 2017
	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	30,112	53,257	138,742	28,116	82,550	70,353	97,172	42,433

Net Loss	(1,194,802)	(118,651)	(484,309)	(355,712)	(1,416,994)	(561,701)	(681,588)	(139,968)

Loss per Weighted Average Number of Shares Outstanding –Basic and Fully Diluted	(0.01)	(0.001)	(0.005)	(0.004)	(0.02)	(0.01)	(0.001)	(0.002)

Quarterly activities and financial performance are impacted by the Company’s ability to raise capital for its activities and the change in fair value of derivative liabilities.

Secured Convertible Debentures $978,361 (2017: $892,176)

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (Subordinate Secured Debentures) were issued pursuant to the Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,809) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures mature on June 6, 2019 and bear interest at 12% per annum, payable semi-annually. The debentures are secured by all the assets of the Company. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share subject to anti-dilution protection with a minimum conversion price of $0.135 and for capital reorganization events. The debentures also embody certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to its stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

The Company has evaluated the terms and conditions of the debentures under the guidance of ASC 815. All three criteria under ASC 815-15-25-1 are met and therefore, the conversion feature requires classification and measurement as derivative financial instruments. Accordingly, the evaluation resulted in the conclusion that this derivative financial instrument requires bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following table reflects the allocation of the purchase on December 7, 2016:

Secured convertible notes	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Embedded derivative	(285,612)
Carrying value	$756,223

The carrying value of these debentures at November 30, 2018 is CAD $1,301,359 ($978,361) and at November 30, 2017 was CAD $1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $151,795 ($118,898) during the year ended November 30, 2018 and CAD$134,089 ($103,034) during the period from inception to November 30, 2017. During the year ended November 30, 2018, the Company recorded interest expense for $131,085 (2017: $125,079).

Convertible Notes $167,077 (2017: $nil)

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The notes are secured secondary by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share subject to anti-dilution protection. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the embedded conversion option is not indexed to our stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

The Company evaluated the terms and conditions of the Debenture and Notes under the guidance of ASC 815. All three criteria under ASC 815-15-25-1 are met and therefore, the conversion feature requires classification and measurement as derivative financial instruments. Accordingly, the evaluation resulted in the conclusion that this derivative financial instrument requires bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following table reflects the allocation of the purchase on October 22, 2018:

Proceeds	$1,275,000
Convertible notes	$(131,547)
Derivative liability-convertible promissory notes	$(619,364)
Additional paid in capital (equity warrants)	$(524,089)

The Company issued 5,100,000 warrants. The relative fair value of these warrants was estimated at $524,089 using the Binomial Lattice option pricing model and reflected in additional paid-in capital. Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $35,530 during the year ended November 30, 2018 (November 30, 2017: $Nil) resulting in the carrying value of convertible notes at $167,077 as at November 30, 2018 (November 30, 2017: $Nil). During the year ended November 30, 2018, the Company recorded interest expense for $16,767 (2017: $Nil).

Derivative Liabilities

Derivative Liabilities

The carrying value of the embedded derivative liability is reflected on the balance sheet, with changes in the carrying value being recorded as derivative gain (loss) on the income statement.

The components of the embedded derivative as of November 30, 2017 are:

Financings giving rise to derivative financial instruments	Indexed Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

The components of the embedded derivative as of November 30, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$426,016
Convertible Notes October 22, 2018	8,500,000	531,285
	16,544,853	$957,301

The following table summarizes the effects on gain (loss) associated with changes in the fair values of derivative financial instruments by type of financing for the twelve months ended November 30, 2018 and 2017:

Our financings giving rise to derivative financial instruments and the income effects:	Twelve Months Ended November 30, 2018	Twelve Months Ended November 30, 2017
Convertible Secured Debentures December 7, 2016	$100,464	(239,802)
Convertible Notes October 22, 2018	$88,079	—
	188,543	(239,802)

vi. Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	Year ended	Year ended
	November	November
	30,	30,
	2018	2017

Cash and cash equivalent	$1,182,387	$1,965,043
Working capital (deficit)	$(101,302)	$1,191,848
Cash used in operating activities	$(1,596,120)	$(1,471,031)
Cash used in investing activities	$(421,523)	$(21,844)
Cash provided (used) by financing activities	$1,234,643	$3,238,066

As of November 30, 2018, the Company had working capital deficit of $(101,302) as compared to working capital of $1,191,848 as of November 30, 2017. Working capital decreased primarily as a result of reduction in cash and cash equivalents resulting from usage of cash in operations and investments for the Company’s efforts towards the Byrna launch and with lower proceeds of cash from financing in 2018 as compared to the prior year.

Net cash used in operations for the year ended November 30, 2018, was $1,596,120 as compared to $1,471,031 used for the year ended November 30, 2017. The major components of change relate to:

1) Items not affecting cash:

Stock based compensation of $128,799 in 2018, as compared to $214,112 in 2017.

November 30, 2018

On March 27, 2017, the board of directors granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $39,046 for the value of options which vested during the year ended November 30, 2018.

On April 13, 2018, the board of directors granted 1,500,000 options for shares of the Company’s common stock to the CTO, André Buys. The Company expensed $10,568 for the value of options which vested during the year ended November 30, 2018.

On October 22, 2018, the board of directors granted 400,000 options to directors and 250,000 options to a consultant for a total of 650,000 options. The Company expensed $79,185 for value of options which vested during the year ended November 30, 2018.

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

2) Changes in non- cash balances relating to operations:

The Company’s inventory decreased by $28,182 as compared to an increase of $149,980 in 2017. The decrease in inventory resulted due to lower investment in Company’s inventory and an increase in reserve for slow moving inventory by $21,236. Prepaid expenses and other receivables increased by $896,176 in 2018 as compared to a decrease by $44,021 in 2017. The primary reason for increase in prepaid expenses and other receivables is the prepayment for $750,000 relating to marketing of the Company’s new Byrna product in 2019.

Net cash outflow from investing activities was an outflow of ($421,523) in 2018 as compared to an outflow of ($21,844) in 2017. During the current year the Company acquired patents for $110,000 (2017: $Nil), property and equipment for $105,859 (2017: $21,844) and advanced $205,664 (2017: $Nil) as deposit for equipment.

Net Cash flow from financing activities was an inflow of $1,234,643 for the year ended November 30, 2018 as compared to an inflow of $3,238,066 for the year ended November 30, 2017. The inflow in 2018 reflected raise of convertible debt and inflow of 2017 reflected the raise from both convertible debt and equity.

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s Common Stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of Common Stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The notes are secured secondary by all of the Company assets and accrues interest at 10% per annum, payable in cash at maturity.

vii. Off-Balance Sheet Arrangement.

The Company had no off-balance sheet arrangements as of November 30, 2018 and 2017.

viii. Commitments

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed a consulting agreement effective July 1, 2018 with a corporation owned by the executive chairman. The contract, unless renewed expires on March 31, 2019. During the service term, the Company will pay $3,500 per month and in addition, issue 180,000 common shares of the Company on a quarterly basis until the end of the term. Each quarterly installment is due the 15th day of the following month after the quarter. The common shares will be priced at the volume weighted average trading price per common share over the 20-day period proceeding the due date.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and COO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, (“Buys”) a resident of South Africa, pursuant to which the Company purchased from Buys a portfolio of registered patent rights and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the Portfolio, the Company (i) paid Buys $100,000, (ii) agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”) and (iii) agreed to pay Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. In addition, the Company employed Buys as the CTO and for services issued 1,500,000 options for shares of the Company’s common stock to Buys with a strike price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be triggered. The options shall have a seven-year life from grant date and Buys must remain employed by the Company for three years in order for the options to vest. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. As the substance of the purchase and sale agreement has been determined to be that of an option agreement, the Company has not recorded any amount related to the Second Payment. The Company agrees that it will not terminate Buys except for cause prior to April 2021. As a result, the minimal commitment relating to the employment contract is $320,000 payable over a period of 32 months.

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his service, subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s 2018 fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. Commencing on the Company’s first quarter of 2019, Ganz will be issued an ongoing 250,000 common shares every quarter for his services.

Effective October 29, 2018, the Company entered into a consulting agreement with a consultant pursuant to which the consultant serves as Chief Legal Officer (“CLO”) of the Company. By the terms of the consulting agreement, the consultant will be paid a total of 250,000 common shares for the services calculated at 83,333 common shares per month commencing November 1, 2018 and expires on January 31, 2019. A total of 166,666 common shares were issued on January 23, 2019 and balance 83,333 common shares due on February 15, 2019.

Effective November 1, 2018, the Company entered into consulting agreements (the “Consulting Agreements”) with two consultants. The consultants will each be paid $7,500 per month commencing November 1, 2018 and to be increased to $10,000 per month subsequent to the month the Company begins shipping the Byrna HD product to customers. The term of the contracts with the consultants continue until December 31, 2019. In addition, and subject to board approval (received subsequent to November 30, 2018), the Company issued to each consultant 750,000 warrants (the “incentive warrants”) to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days proceeding such approval. 50% of the incentive warrants vested upon issuance and balance vest upon the completion of the service term. The incentive warrants have a three-year life.

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

Cash Requirements

At November 30, 2018, the Company had cash of $1,182,387, accounts receivable of $18,914, inventory of $129,121 and prepaid expense and other receivables of $901,247. Current liabilities comprise accounts payable and accrued liabilities for $397,309, secured convertible debentures for $978,361 and derivative liability for $957,301. For the year ended November 30, 2018, the Company’s cash outflow from operations was $1,596,120. As such, the Company will require cash to meet its expenses over the next twelve months of its operations.

Capital Stock

Year ended November 30, 2018

In March 2018, the Company made a share issuance to Northeast Industrial Partners pursuant to a consulting agreement. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017.

In March 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, due January 15, 2018.

In May 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 334,154 common shares at a price of $0.1496 per share to satisfy the payment of $50,000, due April 15, 2018.

In July 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 298,880 common shares at a price of $0.1673 per share to satisfy the payment of $50,000, due July 15, 2018.

In November 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 136,146 common shares at a price of $0.1469 per share to satisfy the payment of $20,000, due October 15, 2018.

In November 2018, the Company made a share issuance to Bryan Ganz pursuant to a consulting agreement. SDI issued 500,000 common shares at a price of $0.1451 per share for a total consideration of $72,573 to satisfy the payment for services for fiscal third quarter.

In November 2018, the Company made a share issuance to a corporation owned by Dean Thrasher under the consulting agreement. SDI issued 180,000 common shares at a price of $0.1533 per share for a total consideration of $27,600 due September 15, 2018.

In October 2018, the Company made a share issuance of 6,666,666 common shares to FinTekk AP, LLC (“FinTekk”) at a price of $0.15 per share. The shares are issued pursuant to a debt settlement agreement, to retire certain debt owing by the Company to FinTekk, in connection with a sponsorship agreement (the “Sponsorship Agreement”). The Sponsorship Agreement details a marketing campaign for the launch of the Company’s new ByrnaTM HD product over the years 2018 and 2019 fiscal years and recognized $750,000 as a prepaid expense.

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

Related Parties

Year ended November 30, 2018

As of November 30, 2018, there are no amounts receivable from related parties.

As of November 30, 2018, the Company had a payable of $137,780 to related parties. During the year ended November 30, 2018, the Company reimbursed directors for travel and related expenses for $94,000.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and Chief Operating Officer (“COO”) and effective July 13, 2018 serves as CEO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company common stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. The Company expensed $200,000 for the services for the year ended November 30, 2018 which includes $136,667 for issuance of 882,303 common shares for services and an accrual for $13,333 for issuance of proportionate shares, in accordance with the consulting contract.

The Company expensed $45,500 for services provided by Rakesh Malhotra, Chief Financial Officer (“CFO”) of the Company which was paid to a corporation in which the CFO has an ownership interest, pursuant to the consulting contract.

The Company expensed $156,580, which includes $27,600 for the issuance of 180,000 common shares for services and an accrual for $19,200 for issuance of proportionate shares, pursuant to a consulting contract, for services provided by Dean Thrasher the CEO until July 13, 2018 and effective July 13, 2018, the executive chairman of the Company. This was paid to a corporation in which Dean Thrasher has an ownership interest.

On March 27, 2017, the board of directors granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $39,046 for the value of options which vested during this period.

In March 2018, the Company made a share issuance to NEIP under a consulting agreement. The Company issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017.

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $75,000 during the year ended November 30, 2018. On April 13, 2018, the Company granted options to Buys to acquire a total of 1,500,000 common shares. The Company expensed $10,568 for the value of options which vested during this period.

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s third and fourth 2018 fiscal quarters, Ganz shall be paid 500,000 common shares for each quarter. The Company expensed $149,466 being cost for services being compensated by issuance of shares, which includes $72,573 for common shares issued for services and an accrual for $76,893 for issuance of proportionate shares, in accordance with the consulting contract.

During the year ended November 30, 2018, the Company issued 400,000 options to directors. The Company expensed $48,730 for the grant date fair value of options which vested during the year.

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s Common Stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of Common Stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The directors of the Company subscribed for a total value of $100,000 of units.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 plus services per month from a corporation owned and controlled by a director of the Company. The Company expensed $12,939 as office rent for the year ended November 30, 2018. As of November 30, 2018, the Company has a payable for $3,353 for the rent.

Year ended November 30, 2017

As of November 30, 2017, the Company had a payable of $110,833 to related parties. During the year ended November 30, 2017, the Company reimbursed directors for travel and related expenses for $32,500.

As of November 30, 2017, there are no amounts receivable from related parties.

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

In September 2017, the Company made a further share issuance to NEIP and issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017. The agreement was terminated on October 31, 2017. The Company accrued a payable for $62,500 as of November 30, 2017 and this expense was subsequently settled and paid by issuance of shares during the year ended November 30, 2018 (See note 5). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. As at November 30, 2017, the Company has an outstanding payable to NEIP of $15,000 under this back- office accounting and administration services agreement. The Company expensed $82,500 for services provided during the year ended November 30, 2017.

On December 7, 2016, NEIP participated in the 10% senior secured convertible debt issuance by investing $100,000 in a private placement along with outside investors. This debt along with interest of $17,178 was settled in November 2017 by issuance of 1,105,454 units at $0.106 per unit being the same terms as the private placement.

Effective as of October 1, 2017, the Company entered into an Employment Agreement with Jensen. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter (see note 11). The Company accrued a payable for $33,333 for the months of October and November as of November 30, 2017 and this expense was subsequently settled and paid by the issue of shares during the year ended November 30, 2018 (See note 5).

On November 28, 2017, Paul Jenson and Don Levantin participated in the issuance of units by investing $100,000 and $7,500, respectively, in the private placement along with outside investors.

On August 10, 2017, the Company issued a promissory note to Don Levantin, a director of the Company for cash advance receipt for $72,585 (CAD $89,040) at 12% per annum and repayable on February 16, 2018. In November 2017, the said note was settled, and the director was issued 684,762 units at $0.106 per unit being the same terms as the private placement.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This amendment requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Additionally, the update requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and requires an entity to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The standard is effective for the Company on December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-01 will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02 will be effective for the Company on December 1, 2019, including interim periods. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic: 260), Distinguishing Liabilities from Equity (Topic: 480), Derivatives and Hedges (Topic 815) (ASU 2017-11). FASB issued the update to simplify the accounting for certain financial instruments with down round features. ASU 2017-11 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted.

x. Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. These estimates are based on our best knowledge of current events and actions the Company may undertake in the future. On an ongoing basis, we evaluate our estimates and judgments. To the extent actual results differ from those estimates; our future results of operations may be affected. Please refer to note 3 of the financial statements.

Risk Factors

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

Risks related to the Launch of the Byrna HD and related marketing, publicity and sales

The Byrna HD is a brand new product. Management’s statements about the anticipated production, delivery, effectiveness, legality, performance, sales, and marketing of the Byrna™ HD, and the anticipated market response are all forward-looking. These statements involve risks and uncertainties, and actual results may differ from current expectations. Risks and uncertainties bearing on expectations for the Byrna HD and related NASCAR sponsorship, partnership with Rick Ware Racing, and sales to Dave Sheer Guns include without limitation: design flaws uncovered during testing; production problems that may cause manufacturing or shipping delays, quality problems, or cost overruns; the Company’s dependence in part or in whole on the performance of third parties including those located outside the United States in connection with sourcing of components, distribution and resale, and logistic and assembly services; the dependency of the Company on proprietary and other intellectual property, which may not be available to the Company on commercially reasonable terms or at all; the impact of unfavorable legal proceedings, including intellectual property disputes; the impact of state and local laws and regulation or changes to laws and regulations including licensing, registration, and certification laws related to sale, possession or use of Byrna products or pepper-based defense products; the ability of the Company to manage risks associated with its activities at a manageable cost, including complying with applicable laws and regulations, and renewing and maintaining adequate insurance; and competition from less expensive or superior products that may be developed.

Except as required by law, SDI disclaims any intention and assumes no obligation to update or revise any forward-looking statements to reflect actual results, whether as a result of new information, future events, changes in assumptions, changes in factors affecting such forward-looking statements or otherwise.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES

SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2018, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2018, our disclosure controls and procedures were not effective due to a significant deficiency in our internal control over financial reporting disclosed below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of November 30, 2018, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on that evaluation, our management concluded that our internal controls over financial reporting as of November 30, 2018 were not effective due to the following significant deficiency:

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing significant deficiency, during the fiscal year 2018, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

There was no change in SDI’s internal control over financial reporting that occurred during the year ended November 30, 2018 and 2017 that has materially affected, or is reasonably likely to materially affect, SDI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Dean Thrasher	55	Executive Chairman and Director
Rakesh Malhotra	62	Principal Financial and Accounting Officer
Bryan Ganz (1)	61	President and Director
Karen Bowling (2)	63	Director
Don Levantin (3)	54	Director

Paul Jensen (4)	64	CEO and Director

(1)	Appointed as President on July 13, 2018.
(2)	Appointed as a director on October 17, 2016.
(3)	Appointed as a director on August 1, 2017.
(4)	Appointed as the CEO and Director on July 13, 2018.

The directors of SDI serve until the first annual meeting of its shareholders and until their successors have been duly elected and qualified. The officers serve at the discretion of SDI’s directors.

Dean Thrasher is a senior executive with more than thirty years of start-up business management skills, mergers & acquisitions, product launches, product development, and funding experience in the technology, wholesale, manufacturing, distribution, retail and franchise sectors, as well as extensive international business and public market experience. Mr. Thrasher has been self-employed in the investment-banking sector dating from December 2007 to present; Executive Vice President of Mint Technology Corp. (TSXV pre-paid credit cards) July 2002 to December 2007; and President, ecwebworks Inc. (e-commerce) from June 1999 to July 2002.

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

Don Levantin is a senior executive with a proven record of positioning companies for growth, profitability and acquisition. He is currently SVP- Energy & Commodity Markets at EKA Software Solutions. Prior to joining EKA, Don was the chief executive officer and a board member of Amphora Inc., the leading global software solution and service provider for energy and commodity trading, risk management, and logistics execution. With over 30 years’ experience, he is an accomplished strategist in conceptualizing, building and operating Company’s on a global level in the commodity sector. Prior to leading Amphora, he was a co-founder of Commoditrack, a real-time mark-to-market and risk management platform for commodities, which was acquired by the Intercontinental Exchange (ICE) and later by Sungard Financial Systems. Prior to building and leading companies in the software sector, Mr. Levantin was a commodity trader with Philipp Brothers Commodity Corp. and Phibro Energy. He holds a BS in business and economics from Lehigh University.

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

ITEM 11. EXECUTIVE COMPENSATION

For the most recently completed financial year ended November 30, 2018, the Corporation’s named executive officers were Paul Jensen (CEO), Dean Thrasher (Executive Chairman)), Bryan Ganz (President) and Rakesh Malhotra (CFO). Specific aspects of compensation payable to the named executive officers of the Corporation are dealt with in further detail in subsequent tables.

The following table sets forth all annual and long- term compensation for services (both paid and payable) in all capacities to the Company for the Company’s most recently completed financial years in respect of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year ended Nov. 30	Salary ($)	Share- Based Awards ($)	Option- Based Awards(1) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compen- sation (5) ($)	Total Compen- sation ($)

					Annual Incentive Plan	Long- Term Incentive Plans

Dean Thrasher (4)	2018 2017 2016	156,000 0	0 0	39,046 61,358 0	0 0 0	0 0 0	0 0 0	156,580 0 186,814	195,626 217,358 186,814

Bryan Ganz (2)	2018 2017 2016	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	149,466 229,167 145,833	149,466 229,167 145,833

Paul Jensen (3)	2018 2017 2016	200,000 33,333 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	200,000 33,333 0
Rakesh Malhotra	2018 2017 2016	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	45,500 37,000 32,064	45,500 37,000 32,064

Note:

(1)	Options have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options- based awards: a projected dividend of zero; forfeiture rate of zero. The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Company and its Common Shares.

(2)

Effective July 21, 2016, Bryan Ganz (“Ganz”) was elected as a director of the Company. Prior to his appointment, effective May 1, 2016, the Company executed a one-year consulting agreement with NEIP, a Corporation in which the said director has an ownership interest. The annual compensation was $250,000 payable $50,000 in cash and balance $200,000 by issuance of common shares. Effective May 1, 2017 the Company and NEIP renewed the agreement for a quarterly compensation of $62,500 to be settled by issuance of common shares. The agreement was terminated October 31, 2017.

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his service, subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s 2018 fiscal third and fourth quarter ended November 30, 2018, Ganz will be paid 500,000 common shares for each quarter which is expensed at $149,466 for year ended November 30, 2018. Commencing on the Company’s first quarter of 2019, Ganz will be issued an ongoing 250,000 common shares every quarter for his services.

(3)	Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and COO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. Effective July 13, 2018, Jensen was appointed director and CEO of the Company.
(4)	The Company expensed $156,580, which includes $27,600 for the issuance of 180,000 common shares for services and an accrual for $19,200 for issuance of proportionate shares, pursuant to a consulting contract, for services provided by Dean Thrasher the CEO until July 13, 2018 and effective July 13, 2018, the executive chairman of the Company. This was paid to a corporation in which Dean Thrasher has an ownership interest.

(5)	Amount represents consulting fees expensed during the year.

Incentive Plan Awards

Outstanding Share-Based Awards and Option/Warrants–Based Awards

The following table summarizes all share-based and option/warrants-based awards granted by the Corporation to its Named Executive Officers, which are outstanding as of November 30, 2018.

Name	Number of securities underlying unexercised options/warrants (#)	Option exercise price ($)	Option/Warrant expiration date
Paul Jensen	-	-	-
Bryan Ganz	-	-	-
Rakesh Malhotra	20,000(2) 175,000(2) 50,000	$0.13 $0.20 $0.29	09-23-2019 09-23-2019 10-19-2020

Dean Thrasher (3)	400,000(3) 1,150,000(4)	$0.13 $0.10	09-23-2019 03-26-2022

Notes:

(1)	These are compensation options issued to the named executive officer
(2) These are compensation warrants issued to the named executive officer.
(3) These are compensation warrants issued to a Corporation owned by Mr. Thrasher.
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

Employment/Consulting Contracts

The non-independent directors of the Company executed consulting agreements with the company on the following terms:

a)	The Company executed a consulting agreement effective July 1, 2018 with a corporation owned by the executive chairman. The contract, unless renewed expires on March 31, 2019. During the service term, the Company will pay $3,500 per month and in addition, issue 180,000 common shares of the Company on a quarterly basis until the end of the term. Each quarterly installment is due the 15th day of the following month after the quarter. The common shares will be priced at the volume weighted average trading price per common share over the 20-day period proceeding the due date.

b)	Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and COO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

c)	Effective June 1, 2018 the Company entered into a consulting agreement with Bryan Ganz (“Ganz”) pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his service, subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s 2018 fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. Commencing on the Company’s first quarter of 2019, Ganz will be issued an ongoing 250,000 common shares every quarter for his services.

d)	Effective December 1, 2018, the Company signed a twelve-month contract with the corporation owned and controlled by the CFO to pay an annual compensation of $50,000 for the CFO services. The Company paid $10,500 at commencement and is committed to pay $3,333 on monthly basis.

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

Compensation of Directors

The compensation of the independent directors of the Corporation is yet to be determined.

For the years ended 2018, 2017 and 2016, the current independent directors were issued the following options:

Independent	Number of	Year of	Exercise	Expiration
Directors	Options	Issuance	Price	Date

Karen Bowling (1)	265,000	2017	0.15	5-25-2022
	350,000	2016	0.08	10-17-2021
	200,000	2018	0.14	10-21-2023
Don Levantin (2)	96,667	2017	0.16	8-9-2022
	200,000	2018	0.14	10-21-2023

For the years 2018, 2017 and 2016, the current independent directors were paid the following compensation in cash:

Independent	Year	Compensation
Directors		in cash ($)
Karen Bowling (1)	2018	-
	2017	-
	2016	-
Don Levantin (2)	2018	-
	2017	-

(1)	Karen Bowling was appointed a director on October 17, 2016
(2)	Don Levantin was appointed a director on August 1, 2017

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

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the CSE, options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly-owned by such an employee, senior officer, director or consultant. If the Revised Stock Option Plan becomes subject to NI 45-106, options may be granted to employees, executive officers, directors and consultants of the Company or any parent or subsidiary of the Company and corporations controlled by them.

(b) The maximum number of common shares which can be issued under the Revised Stock Option Plan will be 18,993,274: provided that, so long as the Company is listed on the CSE, this maximum will be reduced to 20% of the issued and outstanding common shares on December 19, 2017.

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

(e) While the shares are listed on the CSE, options will be non-assignable and non-transferable. If the Revised Stock Option Plan becomes subject to NI 45-106, options will be non-assignable and non-transferable except to certain permitted assigns including a spouse, a holding company of the option holder or spouse and a trustee, custodian or administrator acting on behalf of the option holder or spouse.

(f) So long as the shares are listed on the CSE, options on no more than 2% of the issued shares may be granted to any one consultant, or in aggregate to all persons performing investor relations activities, in any 12-month period.

(g) If the option holder ceases to be someone eligible to receive a grant of options under the Revised Stock Option Plan, then that holder’s existing options shall expire on the earlier of (i) the expiry date fixed at the time of the option grant, and (ii) ninety days after the date that the option holder ceases to be eligible to receive a grant of options under the Revised Stock Option Plan.

The following tables show all options exercised by SDI’s current officers and directors since the inception of SDI and through November 30, 2018, and the options held by the current directors named below.

Options Exercised
Shares
	Grant	Options	Exercise	Expiration	Acquired on	Value
Name	Date	Granted	Price	Date	Exercise	Realized
		(#)			(1)	(2)

-	-	-	-	-	-	-

(1)	The number of shares received upon exercise of options.
(2)	With respect to options exercised, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying
	unexercised options which
	are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Dean Thrasher	1,150,000	-	$0.10	3-26-2022
Karen Bowling	350,000	-	$0.08	10-17-2021
	265,000	-	$0.15	5-25-2022
	200,000	-	$0.14	10-21-2023

Don Levantin	96,667	-	$0.16	8-9-2022
	200,000	-	$0.14	10-21-2023

For the purpose of these options "Cause" means any action by the Option Holder or any inaction by the Option Holder which constitutes:

(i)	fraud, embezzlement, misappropriation, dishonesty or breach of trust;

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

In addition to the options described above, SDI has as of November 30, 2018, granted warrants to its officers and directors which are held by them upon the terms shown below.

Name	Date of Issue	Number of Warrants	Exercise Price US$	Expiry Date
Greg Sullivan*	06-15-2010	397,000	$0.20	09-23-2019
Greg Sullivan	01-04-2012	400,000	$0.13	09-23-2019
Allen Ezer**	01-04-2012	250,000	$0.13	09-23-2019
Allen Ezer (1)	08-09-2012	400,000	$0.20	08-07-2020
Rakesh Malhotra	01-04-2012	20,000	$0.13	09-23-2019
Rakesh Malhotra	06-15-2010	175,000	$0.20	09-23-2019
Dean Thrasher (2)	01-04-2012	400,000	$0.13	09-23-2019

*Mr. Sullivan resigned from the Company effective July 15, 2016
**Mr. Ezer resigned from the Company effective September 16, 2016.

Notes

(1)	Warrants were issued to Lumina Global Partners Inc., a company controlled by Mr. Allen Ezer.
(2)	Warrants were issued to 2412457 Ontario Corp., a company controlled by Mr. Thrasher.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table shows the ownership of SDI’s common stock as of February 27, 2019 by each shareholder known by SDI to be the beneficial owner of more than 5% of SDI’s outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

	Number
Name	of Shares (1)	Percent of
		Class
Dean Thrasher (2)	1,174,125	1.14%
Paul Jensen	2,186,884	2.12%
Northeast Industrial Partners LLC (3)	4,227,884	4.1%
Bryan Ganz	1,120,000	1.09%
Alpha North Asset Management	4,974,378	4.83%
Arthur Cohen	6,551,512	6.35%
Pierre LaPeyre	6,146,549	5.96%
Joseph Healey	6,551,512	6.35%
All Officers and Directors as a group	8,708,893	8.45%

(1)	Does not reflect shares issuable upon the exercise of options or on conversion of convertible debentures.
(2)	Dean Thrasher is contracted through 2412453 Ontario Corp., an entity controlled by him, which owns 800,000 shares of the Company directly.
(3)	Bryan Ganz is member of the Company's Board of Directors and the majority shareholder of Northeast Industrial Partners LLC.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Items 10, 11 and 12, as well as footnote 8 to the Company’s audited annual financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY McGovern Hurley LLP (“UHY”) audited SDI’s financial statements for the years ended November 30, 2018 and 2017.

Schwartz Levitsky Feldman, LLP (“SLF”) audited SDI’s financial statements for the year ended November 30, 2016 and billed the Company for review of SDI financial statements for the three quarters of 2017. SLF resigned on November 30, 2017.

The following table shows the aggregate fees billed and billable to the Company during these years by the auditors.

	2018	2017
Audit Fees	$29,000	$23,300
Audit-Related Fees	$15,500	$13,400
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed or billable for professional services rendered for the audit of SDI’s annual financial statements. Audit-Related fees represent amounts billed for the services related to the reviews of SDI’s 10-Q reports and review of filing statement.

ITEM 15. EXHIBITS

Exhibit
Number	Description of Exhibit

21.1	Subsidiary of Security Devices International, Inc.

31.1	Rule 13a-14(a) Certifications *

31.2	Rule 13a-14(a) Certifications *

32.1	Section 1350 Certifications *

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2019.

SIGNATURE	TITLE	DATE

/s/ Paul Jensen	Chief Executive Officer	February 27, 2019
Paul Jensen	and Director

/s/ Rakesh Malhotra	Chief Financial Officer	February 27, 2019
Rakesh Malhotra

SIGNATURE	TITLE	DATE

/s/ Paul Jensen	Chief Executive Officer	February 27, 2019
Paul Jensen	and Director

/s/ Bryan Ganz	President and Director	February 27, 2019
Bryan Ganz

/s/ Karen Bowling	Director	February 27, 2019
Karen Bowling

/s/ Dean Thrasher	Executive Chairman	February 27, 2019
Dean Thrasher	and Director
/s/ Don Levantin	Director	February 27, 2019
Don Levantin

SECURITY DEVICES INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2018 AND 2017

Together with Reports of Independent Registered Public Accounting Firms

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Security Devices International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Security Devices International, Inc. (the Company) as of November 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, consolidated statements of cash flows, and consolidated statements of changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that Security Devices International, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Security Devices International, Inc.’s operating loss and accumulated deficit as at November 30, 2018 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

UHY McGovern Hurley LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2017.
Toronto, Ontario
February 27, 2019

A member of UHY International, a network of independent accounting and consulting firms

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Balance Sheets
As at November 30, 2018 and 2017
(Amounts expressed in US Dollars)

	2018	2017

	$	$
ASSETS
CURRENT
Cash and cash equivalents	1,182,387	1,965,043
Accounts receivable, net	18,914	36,412
Inventory (Note 15)	129,121	157,303
Prepaid expenses and other receivables (Note 17)	901,247	6,648

Total Current Assets	2,231,669	2,165,406
Patent rights (Note 16)	106,334	-
Deposit for equipment (Note 9)	205,664	-
Property and equipment, net (Note 9)	113,418	26,951

TOTAL ASSETS	2,657,085	2,192,357
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Notes 4 and 8)	397,309	393,341
Unsecured convertible debentures (Note 14)	-	40,357
Secured convertible debentures (Note 14)	978,361	-
Derivative liabilities (Note 14)	957,301	539,860
Total Current Liabilities	2,332,971	973,558
Long term secured convertible debentures (Note 14)	-	892,176
Long term convertible notes (Note 14)	167,077	-
Total Liabilities	2,500,048	1,865,734
Commitments (Notes 11, 12 and 14)

STOCKHOLDERS’ EQUITY

Capital stock (Note 5)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, nil issued and outstanding (2017 - nil).
Common stock, $0.001 par value 200,000,000 shares authorized, 101,976,900 issued and outstanding (2017: 93,014,134)	101,977	93,014
Additional paid-in capital	33,341,695	31,365,097
Accumulated deficit	(33,252,338)	(31,098,864)
Accumulated other comprehensive loss	(34,297)	(32,624)

Total Stockholders’ Equity	157,037	326,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,657,085	2,192,357
Going Concern (Note 2)
Related Party Transactions (Note 8)
Subsequent Events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended November 30, 2018 and 2017
(Amounts expressed in US Dollars)

	2018	2017

	$	$
SALES (Note 13)	250,227	292,508
COST OF SALES	(186,068)	(191,320)
GROSS PROFIT	64,159	101,188

EXPENSES:
Depreciation (Note 9)	19,392	45,377
Amortization of patent rights (Note 16)	3,666	-
Foreign currency transaction (gain) loss	(46,093)	55,007
Selling, general and administration	2,125,896	1,919,789
TOTAL OPERATING EXPENSES	2,102,861	2,020,173
LOSS FROM OPERATIONS	(2,038,702)	(1,918,985)

Accretion (Note 14)	(154,428)	(103,034)
Other expense-interest (Note 14)	(148,887)	(538,430)
Change in fair value of derivative liabilities (Note 14)	188,543	(239,802)
LOSS BEFORE INCOME TAXES	(2,153,474)	(2,800,251)
Income taxes (Note 10)	-	-
NET LOSS	(2,153,474)	(2,800,251)

Foreign exchange translation adjustment for the year	(1,673)	24,734
COMPREHENSIVE LOSS	(2,155,147)	(2,775,517)

Loss per share – basic and diluted	(0.02)	(0.05)
Weighted average number of common shares outstanding during the year	94,446,113	57,700,128

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended November 30, 2018 and 2017
(Amounts expressed in US Dollars)

	2018	2017

	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	(2,153,474)	(2,800,251)
Items not involving cash:
Stock-based compensation expense (included in selling, general and administration expenses) (Note 6)	128,799	214,112
Amortization of deferred financing costs	-	138,927
Accretion	154,428	103,034
Foreign currency transaction (gain) loss	(46,093)	55,007
Accrued interest converted to convertible debentures	-	285,780
Change in fair value of derivative liability	(188,543)	239,802
Issue of common shares for services	1,332,673	212,500
Depreciation	19,392	45,377
Amortization of patent rights	3,666	-
Changes in non-cash working capital:
Accounts receivable	15,690	(3,292)
Inventory	28,182	(149,980)
Prepaid expenses and other receivables	(896,176)	44,021
Accounts payable and accrued liabilities	5,336	143,932
NET CASH USED IN OPERATING ACTIVITIES	(1,596,120)	(1,471,031)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent rights	(110,000)	-
Deposit for equipment	(205,664)	-
Purchase of property and equipment	(105,859)	(21,844)
NET CASH USED IN INVESTING ACTIVITIES	(421,523)	(21,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	-	3,669,120
Net proceeds from secured convertible debentures	-	1,433,716
Proceeds from issuance of units	1,275,000	-
Repayment of secured convertible debentures	-	(1,757,671)
Proceeds from promissory note	-	72,585
Repayment of promissory note	-	(72,585)
Repayment of unsecured convertible debentures	(40,357)	(107,099)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,234,643	3,238,066
Effects of foreign currency exchange rate changes	344	27,026
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(782,656)	1,772,217
Cash and cash equivalents, beginning of year	1,965,043	192,826
CASH AND CASH EQUIVALENTS, END OF YEAR	1,182,387	1,965,043

SUPPLEMENTAL INFORMATION:
INCOME TAXES PAID	-	-

COMMON SHARES ISSUED FOR FUTURE SERVICES	750,000	-
AGENT WARRANTS	-	28,458
INTEREST PAID	132,624	138,993

Non- Cash Items:

a)	During the year ended November 30, 2017, $1,015,026 (CAD $1,363,000) of outstanding unsecured convertible debentures were exchanged for an equal principal amount of subordinate secured convertible debentures.

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the years ended November 30, 2018 and 2017
(Amounts expressed in US Dollars)

					Accumulated
	Number of	Common	Additional		Other
	Common	Shares	Paid-in	Accumulated	Comprehensive
	Shares	amount	Capital	Deficit	Loss	Total
	#	$	$	$	$	$

Balance as of November 30, 2016	55,104,493	55,105	27,307,274	(28,298,613)	(57,358)	(993,592)
Issue of common shares for services (Note 5)	2,126,029	2,125	210,375	-	-	212,500
Stock based compensation for issue of options (Note 6)	-	-	214,112	-	-	214,112
Issuance of units (Note 5)	35,783,612	35,784	3,633,336	-	-	3,669,120
Net loss for the year	-	-	-	(2,800,251)	-	(2,800,251)
Foreign currency translation	-	-	-	-	24,734	24,734
Balance as of November 30, 2017	93,014,134	93,014	31,365,097	(31,098,864)	(32,624)	326,623
Issue of common shares for services (Note 5)	8,962,766	8,963	1,323,710	-	-	1,332,673
Issuance of warrants (Note 6)	-	-	524,089	-	-	524,089
Stock based compensation for issue of options (Note 6)	-	-	128,799	-	-	128,799
Net loss for the year	-	-	-	(2,153,474)	-	(2,153,474)
Foreign currency translation	-	-	-	-	(1,673)	(1,673)
Balance as of November 30, 2018	101,976,900	101,977	33,341,695	(33,252,338)	(34,297)	157,037

The accompanying notes are an integral part of these consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

Security Devices International, Inc. (the “Company” or “SDI”) was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. These consolidated financial statements for the years ended November 30, 2018 and 2017 include the accounts of the Company, and its subsidiaries Security Devices International Canada Corp. and Byrna South Africa (Pty) Ltd. All material inter-company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in the innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (BIP) line of products, a line of 12 gauge less-lethal products, and a .68 caliber hand held personal security device called the Byrna.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America as applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company’s activities are subject to risk and uncertainties including:

The Company has not earned adequate revenue and has used cash in its operations. Therefore, the Company will need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $33,252,338 from inception to November 30, 2018. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amount of revenues and expenses. Significant estimates include accruals, valuation allowance for deferred tax assets, estimates for calculations of stock-based compensation, estimating the useful life of its property and equipment, estimating the useful life of its patent rights and accounting for conversion features on convertible debt transactions. These estimates are based on management’s best estimates and judgment. Management will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual results could differ significantly from these estimates.

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
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

d)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year and the conversion feature of convertible debentures. There were no common equivalent shares outstanding at November 30, 2018 and 2017 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2018, there are 6,376,667 options and 26,041,160 warrants outstanding, which are convertible into equal number of common shares of the Company. At November 30, 2017, there were 4,866,667 options and 20,941,160 warrants outstanding, which were convertible into equal number of common shares of the Company.

e)	Stock-Based Compensation

All stock option awards granted to employees are valued at fair value by using the Black-Scholes or Binomial Lattice option pricing model and recognized on a straight-line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non- employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for employees and non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

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
November 30, 2018 and 2017
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

The carrying amount of accounts receivable and accounts payable and accrued liabilities, approximated their fair value because of the relatively short maturity of these instruments. The Company determines fair value based on its accounting policy fair value measurement (i.e. exit price that would be recovered for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures. Convertible debt issued is initially recognized at fair value. Derivative liabilities are measured at fair value on each reporting period and debt is subsequently measured at amortized cost.

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
November 30, 2018 and 2017
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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments.

Embedded derivatives included in the convertible debentures are measured at fair value on a recurring basis using Level 3 inputs, and the fair value is determined using unobservable inputs. The change in fair value of the embedded derivative related to the convertible debentures of $(188,543) for the year ended November 30, 2018 (November 30, 2017 - $239,802) is reflected as change in fair value of derivative liabilities in the accompanying consolidated statements of operations and comprehensive loss (see Note 14).

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
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Cont’d)

k)	Intellectual Property

The Company’s policy has been to write off costs incurred in connection with non-provisional and provisional patent costs as they are incurred, as a recoverability of such expenditure is uncertain.

The perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the cost of patent rights acquired in 2018 is capitalized to patent rights and are amortized over their estimated useful life, currently estimated to be 15 years.

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
12

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

n)	Impairment of Long-lived Assets

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

o)	Inventories

Inventories comprise primarily of Blunt Impact Projectiles (finished goods) and are valued at the lower of cost and net realizable value with cost being determined on the first-in, first-out basis. Costs consist of sub- contracted manufacturing costs.

p)	Consolidation

These consolidated financial statements include the accounts of Security Devices International, Inc. and entities it controls. Control exists when SDI has the power, directly or indirectly, to govern the financial and operating policies of an entity or arrangement to obtain benefit from its activities. In assessing control, potential voting rights that currently are exercisable are considered. The financial statements of the subsidiary are included in the consolidated financial statements from the date that control commences until the date that control ceases. These consolidated financial statements include the results of SDI and its wholly-owned subsidiaries, Security Devices International Canada Corp., and Byrna Africa (Pty) Ltd.

On March 1, 2018, the Company purchased all the shares of a South African entity Rephit (Pty) Ltd., an inactive company, for $300 (South African Rand 4,000) and subsequently changed the name of the subsidiary to Byrna South Africa (Pty) Ltd. (“Byrna”). The Company acquired Byrna to facilitate manufacturing of ByrnaTM HD in South Africa.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont’d

q)	Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This amendment requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Additionally, the update requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and requires an entity to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The standard is effective for the Company on December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-01 will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02 will be effective for the Company on December 1, 2019, including interim periods. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic: 260), Distinguishing Liabilities from Equity (Topic: 480), Derivatives and Hedges (Topic 815) (ASU 2017-11). FASB issued the update to simplify the accounting for certain financial instruments with down round features. ASU 2017-11 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2018	2017
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	$126,366	$193,198
Accrued liabilities-accrued interest	$16,767	$1,539
Accrued liabilities-other liabilities	$254,176	$198,604
	$397,309	$393,341

Accrued liabilities-other liabilities relate primarily to professional and consulting fees.

5.	CAPITAL STOCK

a)	Authorized

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

101,976,900 common shares (2017: 93,014,134 common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

5.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Year ended November 30, 2018

In March 2018, the Company made a share issuance to Northeast Industrial Partners pursuant to a consulting agreement. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017.

In March 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, due January 15, 2018.

In May 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 334,154 common shares at a price of $0.1496 per share to satisfy the payment of $50,000, due April 15, 2018.

In July 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 298,880 common shares at a price of $0.1673 per share to satisfy the payment of $50,000, due July 15, 2018.

In November 2018, the Company made a share issuance to Paul Jensen pursuant to his employment agreement. SDI issued 136,146 common shares at a price of $0.1469 per share to satisfy the payment of $20,000, due October 15, 2018.

In November 2018, the Company made a share issuance to Bryan Ganz (“Ganz”) pursuant to a consulting agreement. SDI issued 500,000 common shares at a price of $0.1451 per share for a total consideration of $72,573 to satisfy the payment for services for the fiscal third quarter.

In November 2018, the Company made a share issuance to a corporation owned by Dean Thrasher under the consulting agreement. SDI issued 180,000 common shares at a price of $0.1533 per share for a total consideration of $27,600 due September 15, 2018.

In November 2018, the Company made a share issuance of 6,666,666 common shares to FinTekk AP, LLC (“FinTekk”) at a price of $0.15 per share. The shares are issued pursuant to a debt settlement agreement, to retire certain debt owing by the Company to FinTekk, in connection with a sponsorship agreement (the “Sponsorship Agreement”). The Sponsorship Agreement details a marketing campaign for the launch of the Company’s new ByrnaTM HD product over the 2018 and 2019 fiscal years. The Company recognized $750,000 as a prepaid expense as at November 30, 2018 (See note 17).

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
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

The Board approved a revised stock option plan (the “Revised Stock Option Plan”) and received stockholder approval at the annual meeting held on December 19, 2017, that increased the number of shares reserved for issuance under the stock option plan from 9,379,857 to 18,993,274.

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the CSE, options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly-owned by such an employee, senior officer, director or consultant.

(b) The maximum number of common shares which can be issued under the Revised Stock Option Plan will be 18,993,274: provided that, so long as the Company is listed on the CSE, this maximum will be reduced to 20% of the issued and outstanding common shares on December 19, 2017.

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

(e) While the shares are listed on the CSE, options will be non-assignable and non-transferable.

(f) So long as the shares are listed on the CSE, options on no more than 2% of the issued shares may be granted to any one consultant, or in aggregate to all persons performing investor relations activities, in any 12-month period.

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
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

6.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

Year ended November 30, 2018

Warrants

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors to sell $1,275,000 of units at a price of $1,000 per unit, consisting of (i) $1,000 10% interest unsecured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share (see note 14(c)), and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The Company issued 5,100,000 warrants. The relative grant date fair value of these warrants was estimated at $524,089 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	3.05%
Expected dividends	0%
Expected volatility	159%
Expected life	5 years
Market price of the Company’s common stock on date of grant of options	$0.14

Stock Options

On March 27, 2017, the board of directors granted options to the Chief Executive officer (“CEO”), Dean Thrasher to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The Company expensed stock-based compensation expense of $39,046 regarding the vesting of options during the year ended November 30, 2018, leaving a balance of $nil as unvested stock- based compensation expense.

On April 13, 2018, the board of directors granted 1,500,000 options for shares of the Company’s common stock to the Chief Technology officer (“CTO”), André Buys (“Buys”), with exercise price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be vested. The options shall have a seven-year life from grant date and Buys must remain employed by the Company for three years for the options to vest. The grant date fair value of the options used for the purpose of estimating the stock compensation is estimated using the Binomial Lattice option pricing model with the following assumptions:

Risk free rate	2.77%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	190%
Expected life	7 years
Market price of the Company’s common stock on date of grant of options	$0.15
Stock-based compensation cost expensed	$10,568
Unvested stock-based compensation expense	$40,159

On October 22, 2018, the board of directors granted 400,000 options to directors and 250,000 options to a consultant for a total of 650,000 options. These options were issued at an exercise price of CAD $0.19 ($0.14) per share and vest immediately with an expiry term of five years. The fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		133%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$79,185
Unvested stock-based compensation expense	$	Nil

As of November 30, 2018, there was $40,159 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

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

Stock Options

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

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	134%
Expected life	5 years
Market price of the Company’s common stock on date of grant of options	$0.10
Stock-based compensation cost expensed	$61,358
Unvested stock-based compensation expense	$39,046

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

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		127%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$124,326
Unvested stock-based compensation expense	$	Nil

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
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

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		129%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$17,795
Unvested stock-based compensation expense	$	Nil

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

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		130%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.13
Stock-based compensation cost expensed		$10,633
Unvested stock-based compensation expense	$	Nil

As of November 30, 2017, there was $39,046 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS

a)	OPTIONS

The following table summarizes the options outstanding under the Stock Option Plan:

	Number of options
	2018	2017

Outstanding, beginning of year	4,866,667	4,625,000
Granted	2,150,000	2,366,667
Expired	-	(500,000)
Exercised	-	-
Forfeited	-	-
Cancelled	(640,000)	(1,625,000)
Outstanding, end of year	6,376,667	4,866,667
Exercisable, end of year	5,189,167	4,419,445

Year 2018		Number of
	Exercise price	options
Expiry date	per share	2018
May 8, 2019	CDN$ 0.35 ($0.26)	600,000
September 10, 2019	CDN$ 0.40 ($0.30)	550,000
October 19, 2020	CDN$ 0.38 ($0.29)	800,000
October 19, 2021	CDN$ 0.11 ($0.08)	350,000
March 22, 2022	CDN$ 0.13 ($0.10)	1,150,000
May 25, 2022	CDN$ 0.20 ($0.15)	680,000
August 16, 2022	CDN$ 0.20 ($0.15)	96,667
October 21, 2023	CDN$ 0.19 ($0.14)	650,000
April 12, 2025	CDN$ 0.21 ($0.16)	1,500,000

TOTAL		6,376,667

Weighted average exercise price:
Options outstanding at end of year	CDN$ 0.22	($0.18)
Options granted during the year	CDN$ 0.20	($0.16)
Options exercised during the year	-	-
Options expired during the year	-	-
Options cancelled during the year	CDN$ 0.30	($0.23)

Year 2017		Number of
	Exercise price	options
Expiry date	per share	2017
May 8, 2019	CDN$ 0.35 ($0.32)	600,000
September 10, 2019	CDN$ 0.40 ($0.36)	550,000
October 19, 2020	CDN$ 0.38 ($0.29)	1,150,000
October 19, 2021	CDN$ 0.11 ($0.08)	350,000
March 22, 2022	CDN$ 0.13 ($0.10)	1,150,000
May 25, 2022	CDN$ 0.20 ($0.15)	970,000
August 16, 2022	CDN$ 0.21 ($0.16)	96,667
TOTAL		4,866,667
Weighted average exercise price:
Options outstanding at end of year	CDN$ 0.24	($0.19)
Options granted during the year	CDN$ 0.15	($0.13)
Options exercised during the year	-	-
Options expired during the year	CDN$ 0.35	($0.31)
Options cancelled during the year	CDN$ 0.37	($0.32)

The share options outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2018	2017
	(Years)	(Years)
Total outstanding options	3.5	3.4
Total exercisable options	2.0	2.7

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

7.	STOCK PURCHASE OPTIONS AND WARRANTS-Cont’d

b)	WARRANTS

	Number of
	Warrants		Exercise
	Granted		Prices
		$
Outstanding at November 30, 2016 and average exercise price	2,484,650		0.16
Granted	17,891,806		0.18
Granted	572,354		0.15
Expired	(7,650)		0.25
Outstanding at November 30, 2017 and average exercise price	20,941,160		0.18
Granted	5,100,000		0.25
Expired	-		-
Outstanding at November 30, 2018 and average exercise price	26,041,160		0.19

Exercisable at November 30, 2018	26,041,160		0.19
Exercisable at November 30, 2017	20,941,160		0.18

The warrants outstanding at the end of the year had a weighted average remaining contractual life as follows:

	2018	2017
	(Years)	(Years)
Total outstanding warrants	3.88	4.68
Total exercisable warrants	3.88	4.68

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Year ended November 30, 2018

As of November 30, 2018, there are no amounts receivable from related parties.

As of November 30, 2018, the Company had a payable of $137,780 to related parties. During the year ended November 30, 2018, the Company reimbursed directors for travel and related expenses for $94,000.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and Chief Operating Officer (“COO”) and effective July 13, 2018 serves as CEO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company common stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. The Company expensed $200,000 for the services for the year ended November 30, 2018 which includes $136,667 for issuance of 882,303 common shares for services and an accrual for $13,333 for issuance of proportionate shares, in accordance with the consulting contract (See notes 5, 11, and 19).

The Company expensed $45,500 for services provided by Rakesh Malhotra, Chief Financial Officer (“CFO”) of the Company which was paid to a corporation in which the CFO has an ownership interest, pursuant to the consulting contract (See note 19).

The Company expensed $156,580, which includes $27,600 for the issuance of 180,000 common shares for services and an accrual for $19,200 for issuance of proportionate shares, pursuant to a consulting contract, for services provided by Dean Thrasher, the CEO until July 13, 2018 and effective July 13, 2018, the executive chairman of the Company. This was paid to a corporation in which Dean Thrasher has an ownership interest. (See notes 5, 11 and 19).

On March 27, 2017, the board of directors granted options to the CEO to acquire a total of 1,150,000 common shares. The Company expensed $39,046 for the value of options which vested during this period (See note 6).

In March 2018, the Company made a share issuance to NEIP under a consulting agreement. The Company issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017 (See note 5).

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $75,000 during the year ended November 30, 2018. On April 13, 2018, the Company granted options to Buys to acquire a total of 1,500,000 common shares. The Company expensed $10,568 for the value of options which vested during this period. (See notes 6 and 11)

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s third and fourth 2018 fiscal quarters, Ganz shall be paid 500,000 common shares for each quarter. The Company expensed $149,466 being cost for services being compensated by issuance of shares, which includes $72,573 for common shares issued for services and an accrual for $76,893 for issuance of proportionate shares, in accordance with the consulting contract (See notes 5, 11 and 19).

During the year ended November 30, 2018, the Company issued 400,000 options to directors. The Company expensed $48,730 for the grant date fair value of options which vested during the year.

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s Common Stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of Common Stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The directors of the Company subscribed for a total value of $100,000 of units.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 plus services per month from a corporation owned and controlled by a director of the Company. The Company expensed $12,939 as office rent for the year ended November 30, 2018. As of November 30, 2018, the Company has a payable for $3,353 for the rent.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

8.	RELATED PARTY TRANSACTIONS-Cont’d

            Year ended November 30, 2017

As of November 30, 2017, there are no amounts receivable from related parties.

As of November 30, 2017, the Company had a payable of $110,833 to related parties. During the year ended November 30, 2017, the Company reimbursed directors for travel and related expenses for $32,500.

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

In September 2017, the Company made a further share issuance to NEIP and issued 498,423 common shares at a price of $0.1254 per share to satisfy the payment of $62,500 due in August 2017. The agreement was terminated on October 31, 2017. The Company accrued a payable for $62,500 as of November 30, 2017 and this expense was subsequently settled and paid by issuance of shares during the year ended November 30, 2018 (See note 5). In addition, the Company executed a one-year back-office accounting and administration services agreement with NEIP effective January 1, 2017 to pay compensation of $7,500 per month. As at November 30, 2017, the Company has an outstanding payable to NEIP of $15,000 under this back- office accounting and administration services agreement. The Company expensed $82,500 for services provided during the year ended November 30, 2017.

On December 7, 2016, NEIP participated in the 10% senior secured convertible debt issuance by investing $100,000 in a private placement along with outside investors. This debt along with interest of $17,178 was settled in November 2017 by issuance of 1,105,454 units at $0.106 per unit being the same terms as the private placement.

Effective as of October 1, 2017, the Company entered into an Employment Agreement with Jensen. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter (see Note 11). The Company accrued a payable for $33,333 for the months of October and November as of November 30, 2017 and this expense was subsequently settled and paid by the issue of shares during the year ended November 30, 2018 (See note 5).

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

9.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation.

	November		November
	30, 2018	Accumulated	30, 2017	Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Computer equipment and software	77,382	46,837	53,696	39,971
Furniture and fixtures	20,998	18,763	20,998	17,805
Leasehold improvements	26,471	26,471	26,471	26,471
Moulds	291,599	210,961	209,515	199,482

	416,450	303,032	310,680	283,729

Net carrying amount		$113,418		$26,951
Depreciation expense		$19,392		$45,377

The Company deposited $205,664 with vendors primarily for supply of moulds and equipment. As of November 30, 2018, the vendors had not completed the supply of these moulds and equipment.

10.	INCOME TAXES

The Company has non-capital losses of approximately $18.5 million in the United States and $3.4 million (CDN$4.6 million) in Canada available, which may be applied against future taxable income and which expire as follows:

	USA		Canada	Total
2025	$188,000	$		$188,000
2026	610,000			610,000
2027	1,731,000			1,731,000
2028	3,175,000			3,175,000
2029	2,793,000			2,793,000
2030	2,045,000			2,045,000
2031	-			-
2032	1,999,000			1,999,000
2033	36,000			36,000
2034	948,000		820,000	1,768,000
2035	561,000		1,061,000	1,622,000
2036	699,000		958,000	1,657,000
2037	1,564,000		555,000	2,119,000
2038	2,153,000		38,000	2,191,000
	$18,502,000		$3,432,000	$21,934,000

The reconciliation of income taxes at statutory income tax rates (U.S. – 21% and Canada – 26.5% on their respective losses) to the income tax expense is as follows:

	November	November
	30, 2018	30, 2017

Loss before income taxes	$(2,153,000)	$(2,800,251)
Income tax recovery at statutory rate	(455,000)	(932,000)
Change in U.S. tax rates	2,321,000	-
Permanent differences	42,000	(74,000)
Tax benefit not recognized	(1,908,000)	1,006,000
Income taxes – current and deferred	$-	$-

The above changes in tax rates are a result of the US Tax Cuts and Jobs Act.

The Company had an effective tax rate of nil as the tax losses are fully reserved by an allowance.

Deferred tax asset components as of November 30, 2018 and 2017 are as follows:

	2018	2017
Non-capital losses available to offset future income-taxes	$21,934,000	$20,084,000

Expected income tax recovery at statutory rates	$(4,795,000)	$(4,410,000)
Valuation allowance	$4,795,000	$4,410,000
Net deferred tax assets	-	-

As the Company has recognized substantial cumulative losses from operations and has not earned significant revenues, it has provided a 100% valuation allowance on the net deferred tax assets as of November 30, 2018 and 2017. Management believes the Company has no uncertain tax positions that were material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

11.	COMMITMENTS

a)	Consulting agreements:

The non-independent directors of the Company executed consulting agreements with the Company on the following terms:

The Company executed a consulting agreement effective July 1, 2018 with a corporation owned by the executive chairman. The contract, unless renewed expires on March 31, 2019. During the service term, the Company will pay $3,500 per month and in addition, issue 180,000 common shares of the Company on a quarterly basis until the end of the term. Each quarterly installment is due the 15th day of the following month after the quarter. The common shares will be priced at the volume weighted average trading price per common share over the 20-day period proceeding the due date.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and COO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with André Buys, (“Buys”) a resident of South Africa, pursuant to which the Company purchased from Buys a portfolio of registered patent rights and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the Portfolio, the Company (i) paid Buys $100,000, (ii) agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”) at Buys’ discretion and (iii) agreed to pay Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. In addition, the Company employed Buys as the CTO and for services issued 1,500,000 options for shares of the Company’s common stock to Buys with a strike price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be triggered. The options shall have a seven-year life from grant date and Buys must remain employed by the Company for three years in order for the options to vest. Until the earlier of, the second anniversary or the date the Second Payment is made, the royalty will be 10% of the Net Sales Price (“NSP”). The royalty will then be reduced to 4% till the sixth anniversary, 3% till the eighth anniversary, and 2% till the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year effective on the earlier of one year from closing or upon Buys relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. As the substance of the purchase and sale agreement has been determined to be an option agreement, the Company has not recorded any amount related to the Second Payment. The Company agrees that it will not terminate Buys except for cause prior to April 2021. As a result, the minimal commitment relating to the employment contract is $320,000 payable over a period of 32 months.

Effective June 1, 2018, the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his service, subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s 2018 fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. Commencing on the Company’s first quarter of 2019, Ganz will be issued an ongoing 250,000 common shares every quarter for his services.

Effective October 29, 2018, the Company entered into a consulting agreement with a consultant pursuant to which the consultant serves as Chief Legal Officer (“CLO”) of the Company. By the terms of the consulting agreement, the consultant will be paid a total of 250,000 common shares for the services calculated at 83,333 common shares per month commencing November 1, 2018 and expires on January 31, 2019. A total of 166,666 common shares were issued on January 23, 2019 and balance 83,333 common shares due on February 15, 2019 (See note 19).

Effective November 1, 2018, the Company entered into consulting agreements (the “Consulting Agreements”) with two consultants. The consultants will each be paid $7,500 per month commencing November 1, 2018 and to be increased to $10,000 per month subsequent to the month the Company begins shipping the Byrna HD product to customers. The term of the contracts with the consultants continue until December 31, 2019. In addition, and subject to board approval (received subsequent to November 30, 2018), the Company issued to each consultant 750,000 warrants (the “incentive warrants”) to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days proceeding such approval. 50% of the incentive warrants vested upon issuance and balance vest upon the completion of the service term. The incentive warrants have a three-year life (See note 19).

b)	Lease commitments

The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700 (See note 8).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
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

The Company is organized into two geographic areas in the U.S.A. and Canada respectively. The U.S.A. and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed, and resources are allocated by our CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (“CODM”). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the fiscal years ended November 30, 2018 and 2017:

Year ended November 30, 2018

	SDI USA	SDI Canada	Total
Sales	$212,462	$123,381	$335,843

            Year ended November 30, 2017

	SDI USA	SDI Canada	Total
Sales’	$252,227	$86,272	$338,499

	2018	2017
Sales	$335,843	$338,499
Elimination of intersegment revenue	(85,616)	(45,991)

Consolidated sales	$250,227	292,508

As at November 30, 2018

	SDI USA	SDI Canada	Total
Assets	$2,629,315	$27,770	$2,657,085

As at November 30, 2017

	SDI USA	SDI Canada	Total
Assets	$2,159,618	$32,739	$2,192,357

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

a)	Unsecured Convertible Debentures $ nil (2017: $40,357)

On August 6, 2014, the Company issued CAD $1,549,000 ($1,398,342) face value 12% unsecured convertible debentures with a term to August 6, 2017 (the “Maturity Date”).

On December 7, 2016, the Company entered into a Securities Purchase Agreement to sell $1,500,000 of 10% senior secured convertible debentures, convertible into shares of the Company’s common stock, in a private placement (see note 14(d)). The sale of the secured notes closed on December 7, 2016. A condition to the sale of the secured notes was the exchange of at least 80% in principal amount of the Company’s outstanding 12% unsecured convertible debentures, which matured on August 6, 2017 (the “Unsecured Debentures”) for an equal principal amount of subordinate secured debentures. Concurrent with the sale of the secured notes, CAD$1,363,000 ($1,015,026) of the Company’s outstanding Unsecured Debentures, which represented approximately 88% of the outstanding Unsecured Debentures, were exchanged for an equal principal amount of the subordinate secured debentures.

Unsecured convertible debentures

			Unsecured
	Unsecured	Deferred	convertible
	convertible	financing	debenture
	debentures	costs	(Net)
	$	$	$

Balance as of November 30, 2016	(1,153,540)	35,769	(1,117,771)
Exchanged for subordinate secured debentures	1,015,026	-	1,015,026
Amortization of deferred financing costs	-	(35,769)	(35,769)
Repayment of unsecured convertible debentures	66,640	-	66,640
Conversion of unsecured convertible debentures to equity	39,159	-	39,159
Foreign currency translation	(7,642)	-	(7,642)
Balance as of November 30, 2017	(40,357)	-	(40,357)
Repayment of unsecured convertible debentures	40,357	-	40,357
Balance as of November 30, 2018	-	-	-

On August 6, 2017, the Company repaid CAD $84,000 ($66,640) of the convertible debentures and the remaining convertible debenture holders for $40,357 executed agreements for forbearance of their debt with a new repayment date of February 16, 2018. In February 2018, the Company repaid the convertible debt for $40,357 along with accrued interest. During the year ended November 30, 2018, the Company recorded interest expense of $1,035 (November 30, 2017: $16,753).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES -Cont’d

b)        Secured Convertible Debentures $978,361 (2017: $892,176)

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (Subordinate Secured Debentures) were issued pursuant to the Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,809) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures mature on June 6, 2019 and bear interest at 12% per annum, payable semi-annually. The debentures are secured by all the assets of the Company. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share subject to anti-dilution protection with a minimum conversion price of $0.135 and for capital reorganization events. The debentures also embody certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to its stock because it did not pass all eight conditions of equity classification provided in ASC 815. The embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

The Company has evaluated the terms and conditions of the debentures under the guidance of ASC 815. All three criteria under ASC 815-15-25-1 are met, therefore, the conversion feature requires classification and measurement as derivative financial instruments. Accordingly, the evaluation resulted in the conclusion that this derivative financial instrument requires bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following table reflects the allocation of the purchase on December 7, 2016:

Secured convertible cotes	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Embedded derivative	(285,612)
Carrying value	$756,223

The carrying value of these debentures at November 30, 2018 is CAD $1,301,359 ($978,361) and at November 30, 2017 was CAD $1,149,563 ($892,176).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $151,795 ($118,898) during the year ended November 30, 2018 and CAD$134,089 ($103,034) during the prior year ended November 30, 2017. During the year ended November 30, 2018, the Company recorded interest expense for $131,085 (November 30, 2017: $125,079).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)
14.	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES -Cont’d

c)        Convertible Notes $167,077 (2017: $nil)

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The notes are secured secondary by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share subject to anti-dilution protection. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the embedded conversion option is not indexed to the Company’s stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

The Company evaluated the terms and conditions of the Notes under the guidance of ASC 815. All three criteria under ASC 815-15-25-1 are met, therefore, the conversion feature requires classification and measurement as derivative financial instruments. Accordingly, the evaluation resulted in the conclusion that this derivative financial instrument requires bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following table reflects the allocation of the purchase on October 22, 2018:

Proceeds	$1,275,000
Convertible notes	$(131,547)
Derivative liability-convertible promissory notes	$(619,364)
Additional paid in capital (equity warrants)	$(524,089)

The Company issued 5,100,000 warrants (see note 6). The relative fair value of these warrants was estimated at $524,089 using the Binomial Lattice option pricing model and reflected in additional paid-in capital. Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $35,530 during the year ended November 30, 2018 (November 30, 2017: $Nil) resulting in the carrying value of convertible notes at $167,077 as at November 30, 2018 (November 30, 2017: $Nil). During the year ended November 30, 2018, the Company recorded interest expense for $16,767 (November 30, 2017: $Nil).

d)        Secured Convertible Notes $nil (2017: $nil)

On December 7, 2016, the Company issued a $1,500,000 10% secured convertible debenture with a term to June 9, 2019 (the “Maturity Date”). The holder has the option to convert the outstanding principal and interest into common stock at a conversion price of $0.24 per share. The conversion price is subject to adjustments in the event of subsequent equity issuances at a price per share below $0.24. During the year ended November 30, 2017, the Company incurred $103,158 in financing fees.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES -Cont’d

Derivative Liabilities

The carrying values of the embedded derivative liabilities is reflected on the balance sheet, with changes in the carrying value being recorded as a change in fair value of derivative liabilities on the statement of operations.

The components of the embedded derivative as of November 30, 2017 are:

Financings giving rise to derivative financial instruments	Indexed Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$539,860

	8,044,853	$539,860

The components of the embedded derivative as of November 30, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$426,016
Convertible Notes October 22, 2018	8,500,000	531,285
	16,544,853	$957,301

The following table summarizes the effects on gain (loss) associated with changes in the fair values of derivative financial instruments by type of financing for the twelve months ended November 30, 2018 and 2017:

	Twelve Months Ended November 30, 2018	Twelve Months Ended November 30, 2017
Financings giving rise to derivative financial instruments and the income effects:
Convertible Secured Debentures December 7, 2016	$100,464	$(239,802)
Convertible Notes October 22, 2018	$88,079	-
	$188,543	$(239,802)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

14.	CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES -Cont’d

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

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of November 30, 2018 and 2017 are all measured at estimated fair value using Level 2 and 3 inputs.

The embedded derivative was fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

Convertible secured debentures December 7, 2016	November 30, 2018	November 30, 2017

Derivative financial instruments	$426,016	$539,860
Conversion price	$0.135	$0.135
Volatility	91%	106%
Remaining term (years)	0.52	1.52
Risk free rate	2.52%	1.78%

Convertible notes October 22, 2018	November 30, 2018	November 30, 2017

Derivative financial instruments	$531,285	$-
Conversion price	$0.15	$-
Volatility	79%	-
Remaining term (years)	1.38	-
Risk free rate	2.70%	-

15.	INVENTORY

Inventory as of November 30, 2018, consists of finished goods of Blunt Impact Projectiles 40mm for $90,329 (November 30, 2017: $109,673) and inventory procured from other suppliers for $38,792 (November 30, 2017: $47,630). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.
31

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017 (Amounts expressed in US Dollars)

16.	PATENT RIGHTS

Seven patent applications, six non-provisional and one provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the six non-provisional patents. The Company also owns the trademark for ‘BIP’.

Non-Provisional (Granted Patents):

(a) Less-lethal Projectile: This issued patent relates to the Company’s distinctive collapsible ammunition head technology that absorbs kinetic energy of the projectile upon impact. The Corporation’s collapsible head is used in both the BIP and the Wireless Electric Projectile (“WEP”).

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

(f) Payload Carrying Arrangement for a Non-Lethal Projectile: This patent relates to the process of carrying liquid and powder payloads in the head of the BIP munitions that upon impact release from the head and are dispersed upon the target.

On April 13, 2018, the Company entered into a purchase and sale agreement with André Buys, pursuant to which the Company agreed to purchase from Mr. Buys a portfolio of registered patent rights, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 has been capitalized. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”) at Buys’ discretion. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. As the substance of the purchase and sale agreement has been determined to be an option agreement, Tthe Company has not recorded any amount related to the Second Payment. These patent rights have a maximum life of 20 years, expiring on various dates beginning in November 2033 to 2038, and are amortized straight-line commencing June 2018 over a period of 15 years being the estimated useful life, as determined by management. The Company amortized $3,666 during the year ended November 30, 2018. As the full arrangement included an option for full acquisition of the rights, conditional upon certain future events taking place, the Company has recorded the minimum rights to a licence arrangement as patent rights. As at November 30, 2018, the amount recorded as Patent rights refer to the perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the portfolio.

17.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables for the year ended November 30, 2018, include the prepayment of $750,000 by the issuance of common shares to FinTekk AP LLC, being the issuance relating to the marketing campaign for the launch of the Company’s new ByrnaTM HD product to occur in fiscal 2019 (November 30, 2017: $Nil) (See note 5).

18.	FINANCIAL INSTRUMENTS

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

During the year ended November 30, 2018, in comparison to the prior year, the US dollar strengthened in relation to the Canadian dollar and upon the translation of the Company’s subsidiary’s revenue, expenses, assets and liabilities held in Canadian dollars, the Company recorded a translation adjustment loss of $1,673 (2017- a gain of $24,734), in other comprehensive income or loss. The convertible debentures issued by the Company in Canadian currency reflected a currency gain of $(46,093) and loss of $55,007 for the years ended November 30, 2018 and 2017, respectively.

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains cash with high credit quality financial institutions located in USA and Canada.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. The Company’s operations rely significantly on one supplier. Notwithstanding, the Company can source alternative suppliers.

iii)	Credit Concentration

For the year ended November 30, 2018, two customers represented approximately 65% of total revenues (2017 - 48% from two customers).

The accounts receivable from three customers represents approximately 88% of accounts receivable as of November 30, 2018 (2017 - 85% from three customers).

The Company’s customers are primarily in North America. Revenues primarily consists of the sale of BIP munition.

iv)	Vendor Concentration

The Company currently purchases 100% of its BIP inventory from one supplier.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
November 30, 2018 and 2017
(Amounts expressed in US Dollars)

19.	SUBSEQUENT EVENTS

Effective December 1, 2018, the Company signed a twelve-month contract with the corporation owned and controlled by the CFO to pay an annual compensation of $50,000 for the CFO services. The Company paid $10,000 at commencement and is committed to pay $3,333 on monthly basis.

On January 23, 2019, the Company made a share issuance to Jensen under an employment agreement described in note 11. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $20,000 due January 15, 2019.
On January 23, 2019, the Company made a share issuance to Ganz under a consulting agreement. The Company issued 500,000 common shares at a price of $0.1482 due December 15, 2018.

On January 23, 2019, the Company made a share issuance to a corporation owned and controlled by Dean Thrasher, executive chairman of the Company under a consulting agreement described in note 11. The Company issued 180,000 common shares at a price of $0.1482 due January 15, 2018.

On January 23, 2019, the Company made a share issuance to the CLO under the consulting agreement described in note 11. The Company issued 166,666 common shares at a price of $0.1482 due January 15, 2019.

On January 23, 2019, the Company made a share issuance to a consultant under the consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $20,000 due January 15, 2019.

On December 3, 2018, the Company issued 750,000 warrants each to two consultants (the “incentive warrants”) to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days proceeding such approval. 50% of the incentive warrants will vest upon issuance and the balance will vest upon December 31, 2019. The incentive warrants shall have a three-year life. These warrants were issued pursuant to the contracts executed with these two consultants (See note 11).

