Form 10-Q
period 2019-02-28
Security Devices International Inc.
filed 2019-04-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Registrant's telephone number including area code: (978) 868-5011

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
Yes [   ]      No [X]

As of April 12, 2019, the Company had 103,856,775 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Balance Sheets
As at February 28, 2019 and November 30, 2018
(Amounts expressed in US Dollars)
(Unaudited)

	February 28,	November 30,
	2019	2018
	$	$
ASSETS

CURRENT
Cash and cash equivalent	350,929	1,182,387
Accounts receivable	17,868	18,914
Inventory (Note 10)	315,640	129,121
Prepaid expenses and other receivables (Note 13)	678,494	901,247

Total Current Assets	1,362,931	2,231,669
Patent rights (Note 12)	104,501	106,334
Deposit for equipment (Note 3)	225,124	205,664
Property and equipment (Note 3)	201,704	113,418

TOTAL ASSETS	1,894,260	2,657,085

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	460,946	397,309
Deferred revenue	52,525	-
Secured convertible debentures (Note 9)	1,019,374	978,361
Derivative liabilities (Note 9)	563,602	957,301
Total Current Liabilities	2,096,447	2,332,971
Long term convertible notes (Note 9)	239,149	167,077
Total Liabilities	2,335,596	2,500,048
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 14)

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (November 30, 2018 - nil).
Common stock, $0.001 par value 300,000,000 shares authorized, 103,093,442 issued and outstanding (November 30, 2018: 101,976,900)	103,094	101,977
Additional paid-in capital	33,629,717	33,341,695
Accumulated deficit	(34,136,110)	(33,252,338)
Accumulated other comprehensive loss	(38,037)	(34,297)

Total Stockholders' (Deficiency) Equity	(441,336)	157,037

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	1,894,260	2,657,085

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)
(Unaudited)

	For the	For the
	three months	three months
	period ended	period ended
	February 28,	February 28,
	2019	2018

	$	$
SALES	11,107	28,116

COST OF SALES	(5,549)	(20,741)

GROSS PROFIT	5,558	7,375

EXPENSES:
Depreciation (Note 3)	9,178	3,353
Amortization of patent rights (Note 12)	1,833	-
Foreign currency translation loss (Note 9)	13,533	8,027
Selling, general and administration	1,097,968	290,443

TOTAL OPERATING EXPENSES	1,122,512	301,823
LOSS FROM OPERATIONS	(1,116,954)	(294,448)
Accretion (Note 9)	(102,858)	(28,748)
Change in fair value of derivative liabilities (Note 9)	395,430	1,391
Other expense-interest (Note 9)	(59,390)	(33,907)

LOSS BEFORE INCOME TAXES	(883,772)	(355,712)
Income taxes	-	-
NET LOSS	(883,772)	(355,712)

Foreign exchange translation adjustment for the period	(3,740)	(574)

COMPREHENSIVE LOSS	(887,512)	(356,286)

Loss per share – basic and diluted	(0.009)	(0.004)

Weighted average common shares outstanding during the period	102,435,923	93,014,134

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Cash Flows
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

	For the three	For the three
	months ended	months ended
	February 28,	February 28,
	2019	2018

	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(883,772)	(355,712)
Items not involving cash:
Stock-based compensation expense (included in selling, general and
administration expenses)	123,667	16,734
Accretion	102,858	28,748
Foreign currency translation loss	13,533	8,027
Change in fair value of derivative liabilities	(395,430)	(1,391)
Issue of common shares for services	165,472	-
Depreciation	9,178	3,353
Amortization of patent rights	1,833	-
Changes in non-cash working capital:
Accounts receivable	1,171	19,136
Prepaid expenses and other receivables	222,780	(151,753)
Deferred revenue	52,525	-
Inventory	(186,519)	(33,238)
Accounts payable and accrued liabilities	63,154	(7,228)

NET CASH USED IN OPERATING ACTIVITIES	(709,550)	(473,324)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposit for equipment	(19,460)	-
Purchase of property and equipment	(97,426)	(2,456)
NET CASH USED IN INVESTING ACTIVITIES	(116,886)	(2,456)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of unsecured convertible debentures	-	(40,357)
NET CASH USED BY FINANCING ACTIVITIES	-	(40,357)
Effects of foreign currency exchange rate changes	(5,022)	(11,319)
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(831,458)	(527,456)
Cash and cash equivalents, beginning of period	1,182,387	1,965,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	350,929	1,437,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
INCOME TAXES PAID	-	-
INTEREST PAID	-	2,574

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity
For the three-month period ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

						Accumulated
	Number of	Common	Additional	Shares		Other
	Common	Shares	Paid-in	To be	Accumulated	Comprehensive
	Shares	amount	Capital	Issued	Deficit	Loss	Total
	#	$	$	$	$	$	$

Balance as of November 30, 2017	93,014,134	93,014	31,365,097	-	(31,098,864)	(32,624)	326,623
Stock based compensation	-	-	16,734	-	-	-	16,734
Shares to be issued	-	-	-	112,500	-	-	112,500
Net loss for the period	-	-	-	-	(355,712)	-	(355,712)
Foreign currency translation	-	-	-	-	-	(574)	(574)
Balance as of February 28, 2018	93,014,134	93,014	31,381,831	112,500	(31,454,576)	(33,198)	99,571

Balance as of November 30, 2018	101,976,900	101,977	33,341,695	-	(33,252,338)	(34,297)	157,037
Stock based compensation	-	-	123,667	-	-	-	123,667
Shares issued for services	1,116,542	1,117	164,355	-	-	-	165,472
Net loss for the period	-	-	-	-	(883,772)	-	(883,772)
Foreign currency translation	-	-	-	-	-	(3,740)	(3,740)
Balance as of February 28, 2019	103,093,442	103,094	33,629,717	-	(34,136,110)	(38,037)	(441,336)

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
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

The condensed unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2018. In the opinion of management, the accompanying condensed unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 28, 2019 and November 30, 2018, the results of its operations for the three-month periods ended February 28, 2019 and February 28, 2018, and its cash flows for the three-month periods ended February 28, 2019 and February 28, 2018. The results of operations for the three-month period ended February 28, 2019 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. The condensed unaudited interim consolidated financial statements for the period ended February 28, 2019 include the accounts of Security Devices International, Inc., and its subsidiary Security Devices International Canada Corp. and Byrna South Africa (Pty) Ltd. All material inter-company accounts and transactions have been eliminated.

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

The Company has incurred a cumulative loss of $34,136,110 from inception to February 28, 2019. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer Equipment and software	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	February 28, 2019		November 30, 2018
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment and software	80,270	49,370	77,382	46,837
Furniture and fixtures	20,998	18,930	20,998	18,763
Leasehold Improvements	26,471	26,471	26,471	26,471
Moulds	386,206	217,470	291,599	210,961
	513,945	312,241	416,450	303,032

Net carrying amount		$201,704		$113,418

Depreciation expense for three- month period	$9,178	(February 28, 2019)	$3,353	(February 28, 2018)

As of February 28, 2019, the Company has deposits of $225,124 (November 30, 2018-$205,664) with vendors primarily for supply of moulds and equipment. As of February 28, 2019, the vendors had not completed the supply of these moulds and equipment.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK

a)	Authorized

300,000,000* Common shares, $0.001 par value

And

5,000,000 Preferred shares, $0.001 par value

* On October 6, 2017, the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 100,000,000 to 200,000,000 common shares.

* On March 21, 2019, the Company filed with the Secretary of the State of Delaware a certificate of amendment (the “Amendment”) to the Company’s certificate of incorporation. The Amendment increased the number of authorized shares of the Company’s common stock, par value $0.001, from 200,000,000 to 300,000,000 common shares.

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

103,093,442 common shares (November 30, 2018: 101,976,900 common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Three months ended February 28, 2019

In January 2019, the Company made a share issuance to Paul Jensen (“Jensen”) pursuant to his employment agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $20,000, due January 15, 2019.

In January 2019, the Company made a share issuance to Bryan Ganz (“Ganz”) pursuant to a consulting agreement. The Company issued 500,000 common shares at a price of $0.1482 for a total consideration of $74,100, due December 15, 2018.

In January 2019, the Company made a share issuance to a corporation owned and controlled by Dean Thrasher (Thrasher”), executive chairman of the Company, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.1482 for a total consideration of $26,676 due January 15, 2018.

In January 2019, the Company made a share issuance to Lisa Wager (“Wager”), the Chief Legal Officer (“CLO”), pursuant to a consulting agreement. The Company issued 166,666 common shares at a price of $0.1482 for a total consideration of $24,700, due January 15, 2019.

In January 2019, the Company made a share issuance to André Buys (“Buys”), the Chief Technology Officer (“CTO”), pursuant to a consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $19,998 due January 15, 2019.

Year ended November 30, 2018

In March 2018, the Company made a share issuance to Northeast Industrial Partners (“NEIP”) pursuant to a consulting agreement. SDI issued 507,550 common shares at a price of $0.1231 per share to satisfy the payment of $62,500 due in December 2017.

In March 2018, the Company made a share issuance to Jensen pursuant to his employment agreement. SDI issued 339,370 common shares at a price of $0.1473 per share to satisfy the payment of $50,000, due January 15, 2018.

In May 2018, the Company made a share issuance to Jensen pursuant to his employment agreement. SDI issued 334,154 common shares at a price of $0.1496 per share to satisfy the payment of $50,000, due April 15, 2018.

In July 2018, the Company made a share issuance to Jensen pursuant to his employment agreement. SDI issued 298,880 common shares at a price of $0.1673 per share to satisfy the payment of $50,000, due July 15, 2018.

In November 2018, the Company made a share issuance to Jensen pursuant to his employment agreement. SDI issued 136,146 common shares at a price of $0.1469 per share to satisfy the payment of $20,000, due October 15, 2018.

In November 2018, the Company made a share issuance to Ganz pursuant to a consulting agreement. SDI issued 500,000 common shares at a price of $0.1451 per share for a total consideration of $72,573 to satisfy the payment for services for the fiscal third quarter.

In November 2018, the Company made a share issuance to a corporation owned by Thrasher under the consulting agreement. SDI issued 180,000 common shares at a price of $0.1533 per share for a total consideration of $27,600 due September 15, 2018.

In November 2018, the Company made a share issuance of 6,666,666 common shares to FinTekk AP, LLC (“FinTekk”) at a price of $0.15 per share. The shares are issued pursuant to a debt settlement agreement, to retire certain debt owing by the Company to FinTekk, in connection with a sponsorship agreement (the “Sponsorship Agreement”). The Sponsorship Agreement details a marketing campaign for the launch of the Company’s new ByrnaTM HD product over the 2018 and 2019 fiscal years. The Company recognized $750,000 as a prepaid expense as at November 30, 2018 (See note 13).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

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

Stock Options

On March 27, 2017, the board of directors granted options to Dean Thrasher to acquire a total of 1,150,000 common shares. These options were issued at an exercise price of CAD $0.13 ($0.10) per share and vest thirty-three and one-third (33 1/3) percent every six months commencing January 1, 2017, with an expiry term of five years. The Company expensed stock-based compensation expense of $39,046 regarding the vesting of options during the year ended November 30, 2018, leaving a balance of $nil as unvested stock- based compensation expense.

On April 13, 2018, the board of directors granted 1,500,000 options for shares of the Company’s common stock to the Chief Technology officer (“CTO”), Buys, with exercise price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company’s stock price must close above the trigger price for 20 days in order for the option to be vested. The options shall have a seven-year life from grant date and Buys must remain employed by the Company for three years for the options to vest. The grant date fair value of the options used for the purpose of estimating the stock compensation is estimated using the Binomial Lattice option pricing model with the following assumptions:

Risk free rate	2.77%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	190%
Expected life	7 years
Market price of the Company’s common stock on date of grant of options	$0.15
Stock-based compensation cost expensed during the year	$10,568
Unvested stock-based compensation expense	$40,159

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

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

Three months ended February 28, 2019

Warrants

On December 3, 2018, the Company issued 750,000 warrants each to two consultants (the “incentive warrants”) to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days proceeding such approval. 50% of the incentive warrants vested upon issuance and the balance will vest upon December 31, 2019. The incentive warrants shall have a three-year life. These warrants were issued pursuant to the contracts executed with these two consultants. The fair value of each warrant used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	149%
Expected life	3 years
Market price of the Company’s common stock on date of grant of warrants	$0.16
Stock-based compensation cost expensed	$119,440
Unvested stock-based compensation expense	$74,650

Stock Options:

On April 13, 2018, the board of directors granted 1,500,000 options for shares of the Company’s common stock to Buys, with an exercise price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company expensed stock-based compensation expense of $4,227 during the three-month period ended February 28, 2019.

As of February 28, 2019, there was $110,582 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Three months ended February 28, 2019

As of February 28, 2019, there are no amounts receivable from related parties.

As of February 28, 2019, the Company had a payable of $108,711 to related parties which is unsecured, non-interest bearing and due on demand. This payable is included in accounts payable and accrued liabilities.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Jensen pursuant to which Jensen serves as President and Chief Operating Officer (“COO”) and effective July 13, 2018 serves as Chief Executive Officer (“CEO”) of the Company. Jensen resigned as CEO of the Company effective April 1, 2019 (See note 14 (b)). By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company common stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. The Company expensed $50,000 for the services for the three months ended February 28, 2019, which includes $6,667 for issuance of 44,980 common shares for services and an accrual for $13,333 for issuance of proportionate shares, in accordance with the consulting contract (See notes 4 and 7).

The Company expensed $20,000 for services provided by Rakesh Malhotra, Chief Financial Officer (“CFO”) of the Company which was paid to a corporation in which the CFO has an ownership interest, pursuant to the consulting contract (See note 7).

The Company expensed $35,700, which includes an accrual for $25,200 for the issuance of 180,000 common shares for services, pursuant to a consulting contract, for services provided by Thrasher. This was paid to a corporation in which Thrasher has an ownership interest. (See notes 4 and 7).

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $30,000 during the three months ended February 28, 2019. On April 13, 2018, the Company granted options to Buys to acquire a total of 1,500,000 common shares. The Company expensed $4,227 for the value of options which vested during this period. (See notes 4, 5 and 7)

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his services. The Company accrued expense for $50,000 for issuance of proportionate shares, in accordance with the consulting contract (See notes 4 and 7).

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 plus services per month from a corporation owned and controlled by a director of the Company. The Company expensed $4,383 as office rent plus services for the three months ended February 28, 2019. As of February 28, 2019, the Company has a payable for $1,595 for the rent.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS-Cont’d

Three months ended February 28, 2018

As of February 28, 2018, there are no amounts receivable from related parties.

As of February 28, 2018, the Company had payables of $9,816 to related parties to be settled in cash, $112,500 for shares pending issuance and an additional $33,333 payable to be settled by issuance of stock in April, 2018. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

Effective as of October 1, 2017, the Company entered into an employment agreement with Paul Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the Employment Agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month calendar quarter.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
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

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Jensen pursuant to which Jensen serves as President and COO of the Company. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. The shares issued shall be valued based upon the weighted average closing price of the Company’s shares for the twenty (20) trading days prior to the end of the applicable quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash.

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

Effective June 1, 2018, the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his service, subject to stock exchange approval. The common shares shall be issued quarterly, ending March 31, 2019. For the Company’s 2018 fiscal third and fourth quarter the President shall be paid 500,000 common shares for each quarter. Commencing in the three months ended February 28, 2019, Ganz will be issued an ongoing 250,000 common shares every quarter for his services.

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

b)	Lease commitments

1.	The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700 (See note 6).
2.	The Company has commitments for leasing warehouse space in Fort Wayne, Indiana, USA to February 28, 2020, at a monthly rent of $2,472.
3.	The Company has commitments for leasing office premises in Pretoria East, South Africa to December 19, 2020, at a monthly rent of $1,050 (Rand 14,750).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
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

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

a)	Secured Convertible Debentures $1,019,374 (November 30, 2018: $978,361)

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

The carrying value of these debentures at February 28, 2019 is CAD $1,342,342 ($1,019,374) and at November 30, 2018 is CAD $1,301,359 ($978,361).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $40,983 ($30,786) during the three months ended February 28, 2019 and CAD$36,202 ($28,748) during the prior three months ended February 28, 2018. During the three months ended February 28, 2019, the Company recorded interest expense for $31,096 (February 28, 2018: $32,872).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

b)	Convertible Notes $239,149 (November 30, 2018: $167,077)

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

The Company issued 5,100,000 warrants. The relative fair value of these warrants was estimated at $524,089 using the Binomial Lattice option pricing model and reflected in additional paid-in capital. Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $72,072 during the three months ended February 28, 2019 (February 28, 2018: $Nil) resulting in the carrying value of convertible notes at $239,149 as at February 28, 2019 (November 30, 2018: $167,077). During the three months ended February 28, 2019, the Company recorded interest expense for $28,294 (February 28, 2018: $Nil).

Derivative Liabilities

The carrying values of the embedded derivative liabilities is reflected on the balance sheet, with changes in the carrying value being recorded as a change in fair value of derivative liabilities on the statement of operations.

The components of the embedded derivative as of February 28, 2019 are:

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$191,596
Convertible Notes October 22, 2018	8,500,000	372,006
	16,544,853	$563,602

The components of the embedded derivative as of November 30, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$426,016
Convertible Notes October 22, 2018	8,500,000	531,285
	16,544,853	$957,301

The following table summarizes the effects on gain (loss) associated with changes in the fair values of derivative financial instruments by type of financing for the three months ended February 28, 2019 and 2018:

	Three Months	Three Months
	Ended	Ended
	February 28, 2019	February 28, 2018
Financings giving rise to derivative financial instruments and the income effects:
Convertible Secured Debentures December 7, 2016	$236,150	$1,391
Convertible Notes October 22, 2018	$159,280	-
	$395,430	$1,391

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

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of February 28, 2019 and November 30, 2018 are all measured at estimated fair value using Level 2 and 3 inputs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The embedded derivative was fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

Convertible secured debentures December 7, 2016	February 28, 2019	November 30, 2018

Derivative financial instruments	$191,596	$426,016
Conversion price	$0.135	$0.135
Volatility	66%	91%
Remaining term (years)	0.27	0.52
Risk free rate	2.45%	2.52%

Convertible notes October 22, 2018	February 28, 2019	November 30, 2018

Derivative financial instruments	$372,006	$531,285
Conversion price	$0.15	$0.15
Volatility	79%	79%
Remaining term (years)	1.13	1.38
Risk free rate	2.54%	2.70%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of February 28, 2019 consists of raw materials for Byrna for $196,756 (November 30, 2018: $Nil) finished goods of Blunt Impact Projectiles 40mm for $81,668 (November 30, 2018: $90,329) and inventory procured from other suppliers for $37,216 (November 30, 2018: $38,792). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

11.	SEGMENT DISCLOSURES

The Company is organized on two geographic areas in U.S.A. and Canada respectively. The U.S.A. and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed and resources are allocated by the CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the quarters ended February 28, 2019 and February 28, 2018:

Quarter ended February 28, 2019

	SDI USA	SDI Canada	Total
Sales	$11,146	$1,177	$12,323

Quarter ended February 28, 2018

	SDI USA	SDI Canada	Total
Sales	$28,108	$230	$28,338

	2019	2018
Sales	$12,323	$28,338
Elimination of intersegment revenue	(1,216)	(222)

Consolidated sales	$11,107	28,116

As at February 28, 2019

	SDI	SDI Canada	Total
Assets	$1,861,010	$33,250	$1,894,260

As at November 30, 2018

	SDI	SDI Canada	Total
Assets	$2,629,315	$27,770	$2,657,085

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

12.	PATENT RIGHTS

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

On April 13, 2018, the Company entered into a purchase and sale agreement with André Buys, pursuant to which the Company agreed to purchase from Mr. Buys a portfolio of registered patent rights, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 has been capitalized. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”) at Buys’ discretion. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. As the substance of the purchase and sale agreement has been determined to be an option agreement, The Company has not recorded any amount related to the Second Payment. These patent rights have a maximum life of 20 years, expiring on various dates beginning in November 2033 to 2038, and are amortized straight-line commencing June 2018 over a period of 15 years being the estimated useful life, as determined by management. The Company amortized $1,833 during the three months ended February 28, 2019 (February 28, 2018: $nil). As the full arrangement included an option for full acquisition of the rights, conditional upon certain future events taking place, the Company has recorded the minimum rights to a licence arrangement as patent rights. As at February 28, 2019, the amount recorded as Patent rights refer to the perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the portfolio.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Three Months Ended February 28, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

13.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of February 28, 2019, include the prepayment of $583,333 (November 30, 2018: $750,000) by the issuance of common shares to FinTekk AP LLC, being the issuance relating to the marketing campaign for the launch of the Company’s new ByrnaTM HD product to occur in fiscal 2019.

14.	SUBSEQUENT EVENTS

a)

On April 1, 2019 the Company made a share issuance to Ganz, the Company's President pursuant to his consulting agreement dated June 1, 2018. The Company issued 333,333 common shares for the term December 1, 2018 to March 31, 2019 for his services. The Company also issued shares to a corporation controlled by Thrasher, pursuant to his consulting agreement dated June 1, 2018. The Company issued 180,000 common shares for the term January 1, 2019 to March 31, 2019 for his services. The Company also issued 250,000 shares to Wager, for her services from January through March of 2019.

b)	The Company announced the following management changes. Jensen resigned effective April 1, 2019 as CEO. He will remain a director. Thrasher, who served as Executive Chairman and Corporate Secretary of the Board resigned effective April 1, 2019 from these positions. He will remain a director. Ganz, the Company's President, assumed the title and responsibilities of CEO effective April 1, 2019, and will continue to serve as Chairman of the Board. Wager, who was appointed effective October 29, 2018 as the Company's General Counsel and Chief Legal Officer, will continue to serve in those capacities and is also appointed as Corporate Secretary to take over those responsibilities from Thrasher effective April 1, 2019.

c)	See note 4.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by such words as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements do not guarantee future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended November 30, 2018 (the “2018 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in November and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “SDI” as used herein refers collectively to Security Devices International Inc. and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

Information on the Company is available free of charge on the Company’s websites at ir.securitydii.com and by clicking “Investors” at www.byrna.com. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors at ir.securitydii.com and through the Investors link at www.byrna.com. This includes press releases and other information about financial performance, information on corporate governance, and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Overview and Highlights

The Company is a defense technology firm specializing in the development, production, procurement, and sale of innovative non-lethal technologies and products to the consumer, military, law enforcement and private security end markets. The Company's main product lines are its 40MM non-lethal projectiles and the Byrna HD™, the Company's first product designed to be used by civilians as well as private security professionals. The Company also makes available for sale third party products compatible with its Byrna HD as well as projectiles to be used with the launcher.  The Company primarily sells its products in the United States and Canada, and recently has begun offering its products for sale in South Africa.  In the United States and in Canada, the Company primarily sells products through its online stores and through historic relationships. In South Africa, the Company has begun to take orders for the Byrna HD through Dave Sheer Guns, the leading distributor of firearms and accessories in South Africa.  Dave Sheer Guns is marketing the Byrna HD to private security companies, law enforcement, gun stores and consumers.

Business Strategy

Less-lethal weapons include a wide variety of products designed to disorient, disarm, disable and deter would-be assailants, rioters, and other malfeasants. It is the Company’s belief that the United States, along with many other parts of the world is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments over the next decade. The less lethal market has been projected to approach 12 billion dollars per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023).

The Company’s business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, crowd control and security services markets, and (2) to provide civilians – including homeowners, women, retirees, and others whose work or daily activities may put them at risk of being a victim – with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property.

In the law enforcement, correctional services, and private security markets, the Company previously focused on development, production and sale of less-lethal munitions to be used in a 40mm launcher with a rifled barrel.  These launchers can fire a variety of less-lethal munitions including impact rounds designed to stop an individual without causing permanent injury and "payload" rounds carrying a variety of powders and liquids such as tear gas, pepper spray, DNA marking liquids, mal-odorants and other marking liquids and powders designed to identify instigators in riot situations. The Company focused on munitions for a 40mm launcher because, in the Company's opinion, its ability to fire accurately at distances in excess of 100 feet, has led to its rapid and growing adoption in the law enforcement, correctional services, crowd control and private security markets. The Company's flagship product in this market is its 40mm blunt impact projectile ("BIP"), which uses patented collapsible gel head technology.  The Company believes its product is by far the best 40mm kinetic energy impact round currently on the market.  However, management believes that  the customer acquisition cost associated with selling the 40mm projectiles is unacceptably high due to: (1) the law enforcement market is highly fragmented with over 18,500 different law enforcement organizations in the United States, each making their own procurement decisions; (2) most procurement personnel require a live fire demonstration prior to making a decision, which can be prohibitively expensive for a company that does not have a large range of products as orders for individual products tend to be small as most organizations do not stock munitions except to replenish; and (3) in the Company's opinion law enforcement organizations with established relationships do not easily change suppliers or products.

As a result, the Company has not devoted significant resources to the sales and marketing of the 40mm BIP over the last two years and sales of the 40mm BIP have remained stagnant.  The Company remains to utilize a distributor in the US and Canada for some of their 40mm sales as well as an online store for government agencies. As an alternative to direct sales, the Company has explored licensing the Company's 40mm BIP technology. The Company has entered into an agreement with Safariland to market the SDI patented 40mm piston driven collapsible head projectile mated to a Safariland aluminum casing.  The parties are still in the testing phase for the resulting product.  If the SDI patented 40mm piston driven collapsible head projectile mated to a Safariland casing passes the testing regime, the Company expects Safariland to market this product under the Safariland brand.  The Company has also entered into an Agreement with Airtronics to supply the BIP as the standard round to be sold with Airtronic's "Sonis" brand less lethal launcher.  Airtronics focuses on military sales around the world.

To fill a perceived need in both the civilian and professional markets the Company has expended significant resources over the last year developing a hand-held self-defense launcher that fires .68 caliber impact and chemical irritant projectiles.  This launcher, called the Byrna HD, is designed to deter, disorient, disarm and disable an attacker efficiently and effectively at stand-off distances up to 60 feet. The Byrna HD, which utilizes several of the Company's proprietary patents and over 60 custom designed parts, is a compact, ergonomic, attractive personal security device designed specifically for the consumer (home defense) market and for the private security market, as most private security guards are not licensed to carry a firearm.

Introduction of the Byrna HD™

In December of 2018, the Company displayed the first 3-D prototypes of the Byrna HD at the 11th Annual LD Micro Conference Main Event in Los Angeles, California. Shortly thereafter, the Company completed testing of the Byrna HD prototypes, which resulted in certain modifications to the device to improve performance and durability. Additionally, the Company decided to offer the Byrna in black, desert-tan and camouflage in addition to safety orange. Validation testing commenced in December 2018 with factory production parts, but its completion was delayed by the holiday calendar and the unavailability of several custom parts until January 2019. Subsequently the Company has completed internal validation testing using production parts and models, resulting in additional improvements. The modifications to the Byrna delayed the commencement of serial production as the Company awaited modified parts to effect certain improvements made during the final stages of validation testing.

In February of 2019, the Company launched its online store for the Byrna HD and held its official product launch, in conjunction with Daytona Speedweek, where it had a display booth, hosted an investor day, and was an Associate Sponsor of a race car driven by Cody Ware. Management was very encouraged by the conversion rate at Daytona Speedweek, selling the Byrna  HD or a product bundle to approximately one out of every six people that visited the Company's booth.  Management is working with Rick Ware Racing to improve the location of the Company's display booths at NASCAR events to maximize exposure. The Company also is exploring other marketing strategies for the Byrna HD including both social media and traditional advertising. The Company expects to introduce additional products in the Byrna family, including a cold weather version and a professional edition with a longer range of accuracy using its patented fin-tail projectiles, and various accessories and companion products.

Subsequent Events

On March 27, 2019, the Company began serial production of the Byrna HD with back orders of approximately 3,200 units, including 3,000 units that were ordered by Dave Sheer Guns (DSG) in South Africa. DSG intends to sell these launchers to both private security companies and the general public. In South Africa, the waiting period for a handgun license is six months to one-year. DSG hopes to convince customers who are awaiting a handgun license to leave with a Byrna so that they do not walk out empty handed and are able to take with them some form of self defense. The Company is planning to deliver all 3,000 units ordered by DSG within three months. DSG has advised the Company that it already has pre-orders from private security companies for more than 500 of the units on back order.

The Company is implementing changes to its supply chain process to ensure its parts inventory is maintained to maximize its production rate, fulfill backorders, and have Byrnas available for immediate delivery. It anticipates production at a rate of 50 units per day.

First Quarter Highlights

Cash on hand is down $831,458, from $1,182,387 on November 30, 2018 to $350,929 on February 28, 2019, due primarily to the costs associated with preparing to go into serial production on the Byrna HD. This included the costs to set up the assembly line in South Africa and the distribution center in Fort Wayne, IN, research, development and testing costs required to finalize the Byrna design in preparation of production, and marketing costs associated with the launch of the Byrna, including both building out the Company’s e-commerce capabilities and the costs of the Byrna HD product launch at the Daytona 500. The Company is also in the process of implementing a new ERP system and hired additional accounting and administrative personnel necessary to handle the increased transaction volume expected in 2019.

There were no sales of the Byrna HD during Q1 to offset these costs. The company expects to begin shipping against back orders in April 2019 and anticipates fulfilling all current backorders by early June 2019. Management estimates that such shipments would generate approximately $550,000 in sales during the second fiscal quarter of 2019.

SG&A jumped substantially in Q1 from the prior quarter from $290,443 to $1,097,968. This was due to many of the same reasons cited above for the reduction in cash. Much of the additional SG&A represented one-time costs associated with the Byrna HD product launch including the NASCAR sponsorship, testing and R&D costs, as well as, the costs associated with the implementation of a new ERP system and the opening of the Company’s Fort Wayne, IN distribution center. SG&A is projected to be approximately $500,000 in the second quarter of 2019, slightly less than half of what was expended in during the first quarter of 2019.

The weighted average common shares outstanding increased 9.4 million between February 28, 2018 and February 28, 2019, largely due to the shares issued to FinTekk in exchange for the cost of the NASCAR sponsorship and other marketing support and assistance including social media marketing assistance. Additionally, shares were issued to several senior executives including the Executive Chairman, CEO, President, and General Counsel, in lieu of cash.

Going Concern

The Company has incurred a cumulative loss of $34,136,110 from inception to February 28, 2019. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended February 28, 2019

	Three-	Three-
	month	month
	period	period
	February 28,	February 28,
	2019	2018
	(unaudited)	(unaudited)

	$	$

Net loss for the three- month period	(883,772)	(355,712)

Basic and diluted loss per share	(0.009)	(0.004)
Total assets	1,894,260	1,826,976

Total liabilities	2,335,596	1,727,405
Cash dividends per share	-	-

Results of Operations

Financial highlights (unaudited) for the period ending February 28, 2019 with comparatives are as follows:

Operating Results	For the three months	For the three months
	ended	ended
	February 28,	February 28,
	2019	2018

Sales	$11,107	$28,116
Cost of sales	$(5,549)	$(20,741)
Gross profit	$5,558	$7,375
Operating expenses	$(1,122,512)	$(301,823)
Other expenses -interest	$(59,390)	$(33,907)
Accretion	$(102,858)	$(28,748)
Change in fair value of derivative liabilities	$395,430	1,391
Net loss for period	$(883,772)	$(355,712)

Loss per share	($0.009)	($0.004)

The Company’s selected information for the quarter ended February 28, 2019 (unaudited) and November 30, 2018 (audited) are as follows:

	February 28, 2018	November 30, 2018

Total current assets	1,362,931	2,231,669
Total assets	1,894,260	2,657,085
Total current liabilities	2,096,447	2,332,971
Total liabilities	2,335,596	2,500,048
Stockholders’ (deficiency) equity	(441,336)	157,037

Net loss for the three months ended February 28, 2019 was $883,772 ($0.009 per share) as compared to net loss of $355,712 ($0.004 per share) for the three-month period ended February 28, 2018. For major components of the change, refer to First Quarter Highlights as detailed above.

Cash Flows

Net cash used in operations for the three months ended February 28, 2019, was $709,550 as compared to $473,324 used for the three months ended February 28, 2018. The major components of change relate to:

The Company incurred a net loss of $883,772 for the three months ended February 28, 2019, as compared to a net loss of $473,324 for the prior period ended February 28, 2018. For major components of this change, refer to First Quarter Highlights as detailed above.

In addition, the Company’s closing inventory increased by $186,519 in the first quarter of 2019 as compared to an increase of $33,238 in 2018. This increase in inventory represents the investment in inventory required for production of Byrna HD devices in the subsequent period.

Net cash flow from investing activities was $(116,886) during the three- month period ended February 28, 2019 as compared to $(2,456) for the prior period ended February 28, 2018. The Company acquired property and equipment for $97,495 during the three- month period ended February 28, 2019 as compared to $2,456 for the three-month period ended February 28, 2018.

Net Cash flow from financing activities was $Nil in the first quarter of 2019 as compared to outflow of cash for $40,357 in 2018. This increase in cash usage in financing activities in 2018 was the repayment of unsecured convertible when they became due for repayment during the quarter.

There was thus an overall decrease in cash of $(831,458) in 2019 as compared to a decrease in cash of $(527,456) during 2018.

Liquidity and Capital Resources

As at February 28, 2019, cash and cash equivalent was $350,929, as compared to $1,182,387 at November 30, 2018. This decrease is mainly attributable to the combination of factors mentioned above under heading First Quarter Highlights.

At February 28, 2019, the Company had a working capital deficit of $(733,516). The major components are: cash and cash equivalent $350,929; prepaid expenses and other receivables $678,494; inventory for $315,640; accounts receivable for $17,868; derivative liabilities for $563,602; secured convertible debentures for $1,019,374; deferred revenue for $52,525 and accounts payable and accrued liabilities of $460,946.

At November 30, 2018, the Company had a working capital deficit of $(101,302). The major components are: cash and cash equivalent $1,182,387; prepaid expenses and other receivables $901,247; accounts receivable for $18,914; inventory for $129,121; derivative liabilities for $957,301, secured convertible debentures for $978,361 and accounts payable and accrued liabilities of $397,309.

Management is currently exploring capital resources to satisfy future debt obligations. Without additional capital SDI will not be able to fund its anticipated capital requirements outlined above.

Related party transactions

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Three months ended February 28, 2019

As of February 28, 2019, there are no amounts receivable from related parties.

As of February 28, 2019, the Company had a payable of $108,711 to related parties which is unsecured, non-interest bearing and due on demand. This payable is included in accounts payable and accrued liabilities.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Paul Jensen (“Jensen”) pursuant to which Jensen serves as President and Chief Operating Officer (“COO”) and effective July 13, 2018 serves as Chief Executive Officer (“CEO”) of the Company. Jensen resigned as CEO of the Company effective April 1, 2019. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company common stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. The Company expensed $50,000 for the services for the three months ended February 28, 2019 which includes $6,667 for issuance of 44,980 common shares for services and an accrual for $13,333 for issuance of proportionate shares, in accordance with the consulting contract.

The Company expensed $20,000 for services provided by Rakesh Malhotra, Chief Financial Officer (“CFO”) of the Company which was paid to a corporation in which the CFO has an ownership interest, pursuant to the consulting contract.

The Company expensed $35,700, which includes an accrual for $25,200 for the issuance of 180,000 common shares for services, pursuant to a consulting contract, for services provided by Thrasher. This was paid to a corporation in which Thrasher has an ownership interest.

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $30,000 during the three months ended February 28, 2019. On April 13, 2018, the Company granted options to Buys to acquire a total of 1,500,000 common shares. The Company expensed $4,227 for the value of options which vested during this period.

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his services. The Company accrued expense for $50,000 for issuance of proportionate shares, in accordance with the consulting contract.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 plus services per month from a corporation owned and controlled by a director of the Company. The Company expensed $4,383 as office rent plus services for the three months ended February 28, 2019. As of February 28, 2019, the Company has a payable for $1,595 for the rent.

Three months ended February 28, 2018

As of February 28, 2018, there are no amounts receivable from related parties.

As of February 28, 2018, the Company had payables of $9,816 to related parties to be settled in cash, $112,500 for shares pending issuance and an additional $33,333 payable to be settled by issuance of stock in April 2018.

Effective as of October 1, 2017, the Company entered into an employment agreement with Jensen pursuant to which Mr. Jensen serves as President and Chief Operating Officer of the Company. By the terms of the agreement, Mr. Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Mr. Jensen shall receive quarterly payments of the Company’s common stock, to be issued 15 days after the end of each three-month calendar quarter.

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

Subsequent Events

a)

On April 1, 2019 the Company made a share issuance to Ganz, the Company's President pursuant to his consulting agreement dated June 1, 2018. The Company issued 333,333 common shares for the term December 1, 2018 to March 31, 2019 for his services. The Company also issued shares to a corporation controlled by Thrasher, pursuant to his consulting agreement dated June 1, 2018. The Company issued 180,000 common shares for the term January 1, 2019 to March 31, 2019 for his services. The Company also issued 250,000 shares to Wager, for her services from January through March of 2019.

b)

The Company announced the following management changes. Jensen resigned effective April 1, 2019 as CEO. He will remain a director. Thrasher, who served as Executive Chairman and Corporate Secretary of the Board resigned effective April 1, 2019 from these positions. He will remain a director. Ganz, the Company's President, assumed the title and responsibilities of CEO effective April 1, 2019, and will continue to serve as Chairman of the Board. Wager, who was appointed effective October 29, 2018 as the Company's General Counsel and Chief Legal Officer, will continue to serve in those capacities and is also appointed as Corporate Secretary to take over those responsibilities from Thrasher effective April 1, 2019.

Outstanding share data

As of April 12, 2019, the Company had 103,856,775 issued and outstanding shares of common stock.

Dividends

The Company has not, since the date of its inception, declared or paid any dividends on its Common Shares and does not currently intend to pay dividends. Earnings, if any, will be retained to finance further growth and development of the business of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

             (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2019, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following significant deficiency:

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing significant deficiency, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  We have several Directors with business experience and spending time with the business.
  We have established an audit committee of our board of directors. The audit committee will provide oversight of our accounting and financial reporting. Transactions that are complex are being referred to an outside consultant.

Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and condensed interim consolidated financial statements.

            (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended February 28, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part 11. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

Marketing and Distribution Capabilities

In order to commercialize its technology, the Company must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or arrange for third parties to perform these services. In order to market certain of its products, the Company must either acquire or develop a sales and distribution infrastructure. In order to maximize sales of other products, the Company may determine that it needs to either acquire or develop a sales and distribution infrastructure. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of its management and key personnel and defer its product development and deployment efforts. To the extent that the Company enters into marketing and sales arrangements with other companies, its revenues will depend on the efforts of others. These efforts may not be successful. If the Company fails to develop substantial sales, marketing and distribution channels, or to enter into arrangements with third parties for those purposes, it will experience delays in product sales and incur increased costs.

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

Litigation may be necessary to determine the scope, enforceability and validity of third- party proprietary rights or to establish the Company’s proprietary rights. Some of its competitors have, or are affiliated with companies having, substantially greater resources than the Company and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for a longer period of time than the Company. Regardless of their merit, any such claims could be time consuming to evaluate and defend, result in costly litigation, cause product shipment delays or stoppages, divert management’s attention and focus away from the business, subject the Company to significant liabilities and equitable remedies, including injunctions, require the Company to enter into costly royalty or licensing agreements and require the Company to modify or stop using infringing technology.

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

Conflicts of Interest

Certain directors and officers of the Company are or may become associated with other companies in the same or related industries which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to the best interests of the Company. The directors and certain officers of the Company have either other full-time employment or other business, or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers. Accounting for the Company's wholly owned subsidiary, Byrna South Africa Pty Ltd, is handled by a firm whose principal is related to the Company's CTO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2019, the Company made a share issuance to Jensen pursuant to his employment agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $20,000, due January 15, 2019.

In January 2019, the Company made a share issuance to Ganz pursuant to a consulting agreement. The Company issued 500,000 common shares at a price of $0.1482 for a total consideration of $74,100, due December 15, 2018.

In January 2019, the Company made a share issuance to a corporation owned and controlled by Thrasher, executive chairman of the Company, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.1482 for consideration of $26,676 due January 15, 2018.

In January 2019, the Company made a share issuance to the Chief Legal Officer (“CLO”) pursuant to a consulting agreement. The Company issued 166,666 common shares at a price of $0.1482 for a total consideration of $24,700, due January 15, 2019.

In January 2019, the Company made a share issuance to the Chief Technology Officer (“CTO”) pursuant to a consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $19,998 due January 15, 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bryan Ganz.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Rakesh Malhotra.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Bryan Ganz and Rakesh Malhotra.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY DEVICES INTERNATIONAL, INC.

Date: April 15, 2019

By: /s/ Bryan Ganz
Bryan Ganz, Principal Executive
Officer

Date: April 15, 2019

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
Financial and Accounting Officer