Form 10-Q
period 2019-05-31
Security Devices International Inc.
filed 2019-08-05
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

N/A
Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SDEV	OTC QB
Common Stock, par value $0.001 per share	SDZ.CN	Canadian Securities Exchange

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
Yes [  ]     No [X]

As of August 2, 2019, the Company had 104,156,775 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Balance Sheets
As at May 31, 2019 and November 30, 2018
(Amounts expressed in US Dollars) (Unaudited)

	May31,	November 30,
	2019	2018
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	738,714	1,182,387
Accounts receivable	71,008	18,914
Inventory (Note 10)	587,476	129,121
Prepaid expenses and other receivables (Note 13)	807,232	901,247

Total Current Assets	2,204,430	2,231,669
Patent rights (Note 12)	102,668	106,334
Deposit for equipment (Note 3)	227,781	205,664
Property and equipment (Note 3)	247,404	113,418

TOTAL ASSETS	2,782,283	2,657,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	928,103	397,309
Deferred revenue	38,776	-
Secured convertible debentures (Note 9)	-	978,361
Convertible debentures (Note 9)	1,590,757	-
Derivative liabilities (Note 9)	310,539	957,301
Total Current Liabilities	2,868,175	2,332,971
Long term convertible notes (Note 9)	-	167,077
Total Liabilities	2,868,175	2,500,048
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Note 7)
Subsequent Events (Note 14)
STOCKHOLDERS' (DEFICIENCY) EQUITY
Capital stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (November 30, 2018 - nil).
Common stock, $0.001 par value 300,000,000 shares authorized, 104,156,775
issued and outstanding (November 30, 2018: 101,976,900)	104,157	101,977
Additional paid-in capital	34,707,208	33,341,695
Shares to be issued	20,000	-
Accumulated deficit	(34,854,841)	(33,252,338)
Accumulated other comprehensive loss	(62,416)	(34,297)

Total Stockholders' (Deficiency) Equity	(85,892)	157,037

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	2,782,283	2,657,085

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the Six Months and Three Months Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

	For the	For the	For the	For the
	six	six	three	three
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
	$	$	$	$

SALES	116,876	166,858	105,769	138,742
COST OF SALES	(80,833)	(119,213)	(75,284)	(98,472)
GROSS PROFIT	36,043	47,645	30,485	40,270

EXPENSES:
Depreciation (Note 3)	17,021	6,759	7,843	3,406
Amortization of patent rights (Note 12)	3,666	-	1,833	-
Foreign currency translation gain	(15,721)	(11,600)	(29,254)	(19,627)
Selling, general and administration	1,826,861	705,868	728,893	415,425
TOTAL OPERATING EXPENSES	1,831,827	701,027	709,315	399,204
LOSS FROM OPERATIONS	(1,795,784)	(653,382)	(678,830)	(358,934)
Accretion (Note 9)	(305,060)	(58,111)	(202,202)	(29,363)
Change in fair value of derivative liabilities (Note 9)	645,767	(61,349)	250,337	(62,740)
Other expense- Interest (Note 9)	(147,426)	(67,179)	(88,036)	(33,272)
LOSS BEFORE INCOME TAXES	(1,602,503)	(840,021)	(718,731)	(484,309)
Income taxes	-	-	-	-
NET LOSS	(1,602,503)	(840,021)	(718,731)	(484,309)
Foreign exchange translation adjustment for the period	(28,119)	(2,253)	(24,379)	(1,679)
COMPREHENSIVE LOSS	(1,630,622)	(842,274)	(743,110)	(485,988)

Loss per share - basic and diluted	(0.016)	(0.009)	(0.007)	(0.005)
Weighted average number of common shares
outstanding	103,040,621	93,156,427	103,632,174	93,295,626

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

	For the six	For the six
	months ended	months ended
	May 31, 2019	May 31, 2018
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(1,602,503)	(840,021)
Items not involving cash:
Stock-based compensation expense (included in selling, general and
administration expenses)	164,910	35,582
Accretion	305,060	58,111
Foreign currency translation gain	(15,721)	(11,600)
Change in fair value of derivative liabilities	(645,767)	61,349
Issue of common shares for services	314,339	162,500
Shares to be issued for services	20,000	-
Issue of convertible debentures for services	35,000	-
Depreciation	17,021	6,759
Amortization of patent rights	3,666	-
Changes in non-cash working capital:
Accounts receivable	(52,656)	(95,443)
Prepaid expenses and other receivables	93,663	(132,160)
Deferred revenue	38,776	-
Inventory	(460,053)	(21,848)
Accounts payable and accrued liabilities	532,820	(107,361)
NET CASH USED IN OPERATING ACTIVITIES	(1,251,445)	(884,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(110,000)
Deposit for equipment	(22,117)	-
Purchase of property and equipment	(150,956)	(11,114)
NET CASH USED IN INVESTING ACTIVITIES	(173,073)	(121,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	2,045,265	-
Repayment of secured convertible debentures	(1,035,930)	-
Repayment of unsecured convertible debentures	-	(40,357)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,009,335	(40,357)
Effects of foreign currency exchange rate changes	(28,490)	(639)
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(443,673)	(1,046,242)
Cash and cash equivalents, beginning of period	1,182,387	1,965,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	738,714	918,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
INCOME TAXES PAID	-	-
INTEREST PAID	67,007	67,179

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity
For the Six Months ended May 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

						Accumulated
	Number of	Common	Additional	Shares		Other
	Common	Shares	Paid-in	to be	Accumulated	Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Loss	Total
	#	$	$	$	$	$	$

Balance as of
November
30,2017	93,014,134	93,014	31,365,097	-	(31,098,864)	(32,624)	326,623
Stock-based
compensation	-	-	35,582	-	-	-	35,582
Issue of common
shares for services	1,181,074	1,181	161,319	-	-	-	162,500
Net loss for the
period	-	-	-	-	(840,021)	-	(840,021)
Foreign currency
translation	-	-	-	-	-	(2,253)	(2,253)
Balance as of
May31,2018	94,195,208	94,195	31,561,998	-	(31,938,885)	(34,877)	(317,569)

Balance as of
November
30,2018	101,976,900	101,977	33,341,695	-	(33,252,338)	(34,297)	157,037
Stock-based
compensation	-	-	164,910	-	-	-	164,910
Shares issued for
services	2,179,875	2,180	312,159	-	-	-	314,339
Shares to be issued	-	-	-	20,000	-	-	20,000
Issuance of
warrants	-	-	888,444	-	-	-	888,444
Net loss for the
period	-	-	-	-	(1,602,503)	-	(1,602,503)
Foreign currency
translation	-	-	-	-	-	(28,119)	(28,119)
Balance as of
May31,2019	104,156,775	104,157	34,707,208	20,000	(34,854,841)	(62,416)	(85,892)

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2018. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2019 and November 30, 2018, the results of its operations for the six and three month periods ended May 31, 2019 and May 31, 2018, and its cash flows for the six month periods ended May 31, 2019 and May 31, 2018. The results of operations for the six and three month periods ended May 31, 2019 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. The condensed unaudited interim consolidated financial statements for the period ended May 31, 2019 include the accounts of Security Devices International, Inc., and its subsidiaries Security Devices International Canada Corp. and Byrna South Africa (Pty) Ltd. All material inter-company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in the innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (BIP) line of products, a line of 12 gauge less-lethal products, and a .68 caliber handheld personal security device called the Byrna.

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

The Company has incurred a cumulative loss of $34,854,841 from inception to May 31, 2019. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such revenue will be generated or financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer Equipment and Software	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	May 31, 2019		November 30, 2018
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment and software	80,091	50,978	77,382	46,837
Furniture and fixtures	22,722	19,098	20,998	18,763
Leasehold improvements	26,471	26,471	26,471	26,471
Moulds	438,122	223,455	291,599	210,961
	567,406	320,002	416,450	303,032

Net carrying amount		$247,404		$113,418

Depreciation expense for six- month	$17,021	(May 31,	$6,759	(May 31,
period		2019)		2018)

As of May 31, 2019, the Company has deposits of $227,781 (November 30, 2018-$205,664) with vendors primarily for supply of moulds and equipment. As of May 31, 2019, the vendors had not completed the supply of these moulds and equipment.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
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

104,156,775 common shares (November 30, 2018: 101,976,900 common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Six months ended May 31, 2019

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

In January 2019, the Company made a share issuance to a corporation owned and controlled by Dean Thrasher (“Thrasher”), executive chairman of the Company, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.1482 for a total consideration of $26,676 due January 15, 2019.

In January 2019, the Company made a share issuance to Lisa Wager (“Wager”), the Chief Legal Officer (“CLO”), pursuant to a consulting agreement. The Company issued 166,666 common shares at a price of $0.1482 for a total consideration of $24,700, due January 15, 2019.

In January 2019, the Company made a share issuance to Andre J. Buys Sr. (“Buys”), pursuant to a consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $19,998 due January 15, 2019.

On April 1, 2019, the Company made a share issuance to Ganz, pursuant to a consulting agreement. The Company issued 333,333 common shares at a price of $0.14 per share to satisfy payment for $46,665, due April 15, 2019.

On April 1, 2019, the Company made a share issuance to Wager. The Company issued 250,000 common shares at a price of $0.14 per share to satisfy payment for $35,000, due April 15, 2019.

On April 1, 2019, the Company made a share issuance to a corporation owned and controlled by Thrasher, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.14 for a total consideration of $25,200, due April 15, 2019.

On May 22, 2019, the Company made a share issuance to a consultant pursuant to a consulting agreement for services. The Company issued 300,000 common shares at a price of $0.14 per share for a total consideration of $42,000.

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
For the Period Ended May 31, 2019 and 2018
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

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the CSE, options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly owned by such an employee, senior officer, director or consultant.

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
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

5.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

Year ended November 30, 2018

Warrants

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors to sell $1,275,000 of units at a price of $1,000 per unit, consisting of (i) $1,000 10% interest unsecured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The Company issued 5,100,000 warrants. The relative grant date fair value of these warrants was estimated at $524,089 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	3.05%
Expected dividends	0%
Expected volatility	159%
Expected life	5 years
Market price of the Company’s common stock on date of grant of warrants	$0.14

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
For the Period Ended May 31, 2019 and 2018
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

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		133%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed during the year		$79,185
Unvested stock-based compensation expense	$	Nil

As of November 30, 2018, there was $40,159 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

Six months ended May 31, 2019

Warrants

On December 3, 2018, the Company issued 750,000 warrants each to two consultants (the “incentive warrants”) to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days proceeding such approval. 50% of the incentive warrants vested upon issuance and the balance will vest on December 31, 2019. The incentive warrants shall have a three-year life. These warrants were issued pursuant to the contracts executed with these two consultants. The grant date fair value of each warrant used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	149%
Expected life	3 years
Market price of the Company’s common stock on date of grant of warrants	$0.16
Stock-based compensation cost expensed	$141,835
Unvested stock-based compensation expense	$52,255

On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of $2,080,265 of units at a price of $1,000 per unit, consisting of (i) $1,000 10% interest unsecured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The Company issued 8,321,058 warrants. The relative grant date fair value of these warrants was estimated at $888,444 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	2.21-2.39%
Expected forfeiture rate	0%
Expected dividends	0%
Expected volatility	155-156%
Expected life	5 years
Market price of the Company’s common stock on date of grant of warrants	$0.15

Stock Options

On April 13, 2018, the board of directors granted 1,500,000 options for shares of the Company’s common stock to Buys, with an exercise price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company expensed stock-based compensation of $8,454 during the six-month period ended May 31, 2019.

On May 21, 2019, the Company granted 120,000 options to an employee. These options were issued at an exercise price of CAD $0.19 ($0.14) per share and vested immediately with an expiry term of five years. The grant date fair value of each option used for the purpose of estimating the stock compensation is estimated using the Black-Scholes option pricing model with the following assumptions:

Risk free rate		2.00%
Expected dividends		0%
Expected forfeiture rate		0%
Expected volatility		133%
Expected life		5 years
Market price of the Company’s common stock on date of grant of options		$0.14
Stock-based compensation cost expensed		$14,621
Unvested stock-based compensation expense	$	Nil

As of May 31, 2019, there was $83,959 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Six months ended May 31, 2019

As of May 31, 2019, there are no amounts receivable from related parties.

As of May 31, 2019, the Company had an amount payable of $45,000 to related parties which is unsecured, non-interest bearing and due on demand. This payable is included in accounts payable and accrued liabilities.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Jensen pursuant to which Jensen serves as President and Chief Operating Officer (“COO”) and effective July 13, 2018 serves as Chief Executive Officer (“CEO”) of the Company. Jensen resigned as CEO of the Company effective April 1, 2019. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company's common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company common stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. Jensen resigned effective April 1, 2019. The Company expensed $66,667 for the services for the six months ended May 31, 2019 which includes an obligation of the Company to issue shares for $20,000 (see notes 4 and 7).

The Company expensed $30,000 for services provided by Rakesh Malhotra, Chief Financial Officer (“CFO”) of the Company which was paid to a corporation in which the CFO has an ownership interest, pursuant to the consulting contract. (See note 7).

The Company expensed $43,200, which includes $25,200 for the issuance of 180,000 common shares for services, pursuant to a consulting contract, for services provided by Thrasher (see note 4).

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $60,000 during the six months ended May 31, 2019. On April 13, 2018, the Company granted options to Buys to acquire a total of 1,500,000 common shares. The Company expensed $8,454 for the value of options which vested during this period (see notes 4, 5, and 7).

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his services. The Company expensed $76,374 which includes $46,667 for issuance of 333,333 common shares and $12,500 for issuance of convertible debentures (see note 4).

The Company expensed $74,385 for services provided for Wager, which includes $35,000 for issuance of 250,000 common shares and $12,500 for issuance of convertible debentures (see note 4).

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 plus services per month from a corporation owned and controlled by a director of the Company. The Company expensed $8,665 as office rent plus services for the six months ended May 31, 2019. As of May 31, 2019, the Company has a payable for $6,997 for the rent.

Current directors and officers of the Company participated in the April 22, 2019 and May 20, 2019 financing for 271 units for total proceeds of $270,588, of which $35,000 was issued for services rendered.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS-Cont’d

Six months ended May 31, 2018

As of May 31, 2018, there are no amounts receivable from related parties.

As of May 31, 2018, the Company had a payable of $33,333 to a related party to be settled by issuance of stock and $18,241 payable to related parties to be paid by cash. The payable is unsecured, non-interest bearing and due on demand. This payable is included in accounts payable and accrued liabilities.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

7.	COMMITMENTS

a)	Consulting agreements

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
For the Period Ended May 31, 2019 and 2018
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

The Company entered a License and Supply Agreement with Safariland, LLC on May 1, 2017. This agreement provides the Company to license and sell only to Safariland, LLC for certain BIP standard payloads for integration with and production of certain less-lethal impact munitions in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least ninety (90) days prior to the end of the then-current term.

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS

a)	Secured Convertible Debentures $Nil (November 30, 2018: $978,361)

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (Subordinate Secured Debentures) were issued pursuant to the Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,640) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures mature on June 6, 2019 and bear interest at 12% per annum, payable semi-annually. The debentures are secured by all the assets of the Company. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share subject to anti-dilution protection with a minimum conversion price of $0.135 and for capital reorganization events. The debentures also embody certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to its stock because it did not pass all eight conditions of equity classification provided in ASC 815. The embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

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

The carrying value of these debentures at November 30, 2018 was CAD $1,301,359 ($978,361). Effective May 31, 2019, the Company repaid these debentures for CAD $1,399,000 ($1,035,930) plus accrued interest.

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $98,924 ($73,201) during the six months ended May 31, 2019 and CAD$73,545 ($58,111) during the prior six months ended May 31, 2018. During the six months ended May 31, 2019, the Company recorded interest expense for $67,007 (May 31, 2018: $66,179).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

b)          Convertible Notes $1,590,757 (November 30, 2018: $167,077)

1. On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The notes are secured secondary by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share subject to anti-dilution protection. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the embedded conversion option is not indexed to the Company’s stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

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

The Company issued 5,100,000 warrants. The relative fair value of these warrants was estimated at $524,089 using the Binomial Lattice option pricing model and reflected in additional paid-in capital. Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $175,234 during the six months ended May 31, 2019 (May 31, 2018: $Nil) resulting in the carrying value of convertible notes at $342,311 as at May 31, 2019 (November 30, 2018: $167,077). During the six months ended May 31, 2019, the Company recorded interest expense for $60,992 (May 31, 2018: $Nil).

2. On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of $2,080,265 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest unsecured convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The notes are secured secondary by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the Notes meet the definition of conventional convertible debt provided in ASC 815 and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value.In connection with the issuance of the Notes, the Company issued the holders warrants to purchase the common stock. The warrant is exercisable until October 23, 2023 for 8,321,058 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements. See note 6.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $888,444 and the balance of the convertible debt for $1,191,821. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. During the period ended May 31, 2019 (May 31, 2018: $Nil) the Company recorded $56,625 in interest from the accretion of the discount. In addition, the Company recorded interest expense for $19,427 for the period ended May 31, 2019 (May 31, 2018: $Nil). Prior to making the accounting allocation, the Company evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”). This debt agreement did not contain any embedded terms or features that require classification as derivatives. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company’s stock price on the date of issuance.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

Derivative Liabilities

The carrying values of the embedded derivative liabilities is reflected on the balance sheet, with changes in the carrying value being recorded as a change in fair value of derivative liabilities on the statement of operations.

The components of the embedded derivative as of May 31, 2019 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Notes October 22, 2018	8,500,000	$310,539
	8,500,000	$310,539

The components of the embedded derivative as of November 30, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$426,016
Convertible Notes October 22, 2018	8,500,000	531,285
	16,544,853	$957,301

The following table summarizes the effects on gain (loss) associated with changes in the fair values of derivative financial instruments by type of financing for the six months ended May 31, 2019 and 2018:

	Six Months	Six Months
	Ended	Ended
	May 31, 2019	May 31, 2018
Financings giving rise to derivative financial instruments and the income effects:
Convertible Secured Debentures December 7, 2016	$425,020	$61,349
Convertible Notes October 22, 2018	$220,747	-
	$645,767	$61,349

Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level1valuations:	Quoted prices in active markets for identical assets and liabilities.

Level2valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model- derived valuations whose inputs or significant value drivers are observable.

Level3valuations:	Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of May 31, 2019 and November 30, 2018 are all measured at estimated fair value using Level 2 and 3 inputs.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

9.	CONVERTIBLE DEBENTURES AND DEFERRED FINANCING COSTS-Cont’d

The embedded derivative was fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

Convertible secured debentures, December 7, 2016	May 31, 2019	November 30,
		2018

Derivative financial instruments	$-	$426,016
Conversion price	$-	$0.135
Volatility	-	91%
Remaining term (years)	-	0.52
Risk free rate	-	2.52%

Convertible notes, October 22, 2018	May 31, 2019	November 30,
		2018

Derivative financial instruments	$310,539	$531,285
Conversion price	$0.15	$0.15
Volatility	76%	79%
Remaining term (years)	0.88	1.38
Risk free rate	2.21%	2.70%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

10.	INVENTORY

Inventory as of May 31, 2019 consists of raw materials for Byrna for $464,089 (November 30, 2018: $Nil) finished goods of Byrna for $14,197 (November 30, 2018: $Nil), finished goods of Blunt Impact Projectiles 40mm for $71,974 (November 30, 2018: $90,329) and inventory procured from other suppliers for $37,216 (November 30, 2018: $38,792). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

11.	SEGMENT DISCLOSURES

The Company is organized on three geographic areas in U.S.A., South Africa (“SA”) and Canada respectively. The U.S.A., South Africa and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed and resources are allocated by the CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the six months ended May31, 2019 and May 31, 2018:

Six months ended May 31, 2019

	SDI USA	SDI SA	SDI Canada	Total
Sales	$74,570	56,695	$36,084	$167,349

  Six months ended May 31, 2018

	SDI USA	SDI SA	SDI Canada	Total
Sales	$139,705	-	$99,769	$239,474

	2019	2018
Sales	$167,349	$239,474
Elimination of intersegment revenue	(50,473)	(72,616)

Consolidated sales	$116,876	166,858

  As at May 31, 2019

	SDI USA	SDI SA	SDI Canada	Total
Assets	$2,155,355	570,643	$56,285	$2,782,283

  As at November 30, 2018

	SDI USA	SDI SA	SDI Canada	Total
Assets	$2,629,315	-	$27,770	$2,657,085

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
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

On April 13, 2018, the Company entered into a purchase and sale agreement with André Buys, pursuant to which the Company agreed to purchase from Mr. Buys a portfolio of registered patent rights, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 has been capitalized. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”) at Buys’ discretion. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. As the substance of the purchase and sale agreement has been determined to be an option agreement, the Company has not recorded any amount related to the Second Payment. These patent rights have a maximum life of 20 years, expiring on various dates beginning in November 2033 to 2038, and are amortized straight-line commencing June 2018 over a period of 15 years being the estimated useful life, as determined by management. The Company amortized $3,666 during the six months ended May 31, 2019 (May 31, 2018: $nil). As the full arrangement included an option for full acquisition of the rights, conditional upon certain future events taking place, the Company has recorded the minimum rights to a licence arrangement as patent rights. As at May 31, 2019, the amount recorded as Patent rights refer to the perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the portfolio.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Period Ended May 31, 2019 and 2018
(Amounts expressed in US Dollars)
(Unaudited)

13.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of May 31, 2019, include the prepayment of $583,333 (November 30, 2018: $750,000) by the issuance of common shares to FinTekk AP LLC, being the issuance relating to the marketing campaign for the launch of the Company’s new ByrnaTM HD product to occur in the last half of fiscal 2019.

14.	SUBSEQUENT EVENTS

a)

Effective July 9, 2019, the Company appointed William B. Richards, Beatrice Mitchell and Herbert Hughes as directors of the Company. Effective July 9, 2019, Thrasher resigned from the board of directors.

b)

On July 22, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several investors (the “Purchasers”) and Northeast Industrial Partners, LLC as collateral agent for the Purchasers (the “Collateral Agent”) to sell a total of $2,282,500 units, with each $1,000 of units consisting of (i) a $1,000 unsecured convertible promissory note (collectively the “Notes”), convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share, on or before January 22, 2024.

The outstanding principal amount of the Notes accrues interest at a rate of 10% per annum, provided that, in the event of default on the Notes, the interest rate will be 15% during the period of default. The maturity date of the Notes is June 30, 2021, which date is subject to optional extension by each Purchaser if a change of control of the Company is announced prior to such date. Interest on the Notes is payable in arrears on the last day of each January and July while the Notes are outstanding. The Company has the option to redeem the Notes by paying the Purchasers the optional redemption price as described in the Notes. Each Note is convertible into common stock, at the option of the Purchaser. Upon such optional conversion, the outstanding principal amount of the Note converts into shares of common stock at a conversion price of $0.15 per share, subject to adjustment upon issuance of other securities as set forth in the Notes. The Notes contain restrictive covenants which, among other things, restrict the Company’s ability to incur additional indebtedness, grant security interests on its assets, or make distributions on or repurchase its common stock. The Notes are secured, pursuant to the Agreement, with a security interest in substantially all of the Company’s assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Overview and Highlights

The Company is a defense technology firm specializing in the development, production, procurement and sale of innovative non-lethal technologies and products to the consumer, military, law enforcement and private security end markets. The Company's main product lines are its 40MM less-lethal projectiles and the Byrna™ line of personal security devices, the Company's first products designed to be used by civilians as well as private security professionals. The Company also sells accessories and third-party products compatible with its Byrna line of personal security devices, and projectiles to be used with the launchers. The Company primarily sells its products in the United States and Canada, and recently has begun offering its products for sale in South Africa. In the United States and in Canada, the Company sells products through its online stores and through historic dealer relationships. In South Africa, the Company sells the Byrna™ HD and related products through Dave Sheer Guns, the leading distributor of firearms and accessories in South Africa. Dave Sheer Guns markets the Byrna™products to private security companies, gun stores and consumers.

Business Strategy

Less-lethal weapons include a wide variety of products designed to disorient, disarm, disable and deter would-be assailants, rioters, and other malfeasants. It is the Company’s belief that the United States, along with many other parts of the world is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing market segments over the next decade. The less lethal market has been projected to approach 12 billion dollars per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023).

The Company’s business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, military and security services markets, and (2) to provide civilians – including homeowners, campers, boaters, retirees, and others whose work or daily activities may put them at risk of being a victim – with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property.

Less-lethal Munitions

In the law enforcement, correctional services, and private security markets, the Company sells less-lethal munitions designed for 40mm rifled launchers. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and "payload" rounds carrying a variety of payload packages such as tear gas, pepper spray, DNA marking liquids, mal-odorants and other marking products designed to identify instigators in riot situations. The Company's flagship product in this market is its 40mm blunt impact projectile ("BIP"), which uses patented collapsible gel head technology. The Company believes its product is by far the best 40mm kinetic energy impact round currently on the market. The Company sells its 40mm munitions through distributors in the US and Canada and maintains an online store for sales to government agencies. The Company also has entered into a licensing agreement with Safariland to market the SDI patented 40mm piston driven collapsible head projectile mated to a Safaril and aluminum casing. The parties are still in the testing phase for the resulting product. If the SDI patented 40mm piston driven collapsible head projectile mated to a Safariland casing passes the testing regime, the Company expects Safariland to market this product under the Def-Tec brand. The Company has also entered into an Agreement with Airtronics to supply the BIP as the standard round to be sold with Airtronic's "Sonis" brand less lethal launcher. Airtronics focuses on military sales around the world. The Company is working on the development of new munitions for the law enforcement market.

The Byrna™ HD

The Company recently launched the Byrna HD, the first product in its highly anticipated Byrna line of handheld personal security devices intended to fill a perceived need in both the civilian and professional markets. The Byrna HD, which utilizes several of the Company's proprietary patents and has over 60 custom designed parts, is designed specifically for the consumer (home defense) and private security markets. The Byrna HD is compact, ergonomic, attractive, and easy to use.It uses proprietary CO2 cartridges to accurately fire .68 caliber impact and chemical irritant projectiles. The Byrna HD is extremely effective at deterring, disabling, and temporarily incapacitating an intruder or would be assailant at safe stand-off distances up to 60 feet.

In February of 2019, the Company launched its online store for the Byrna HD and held its official product launch, in conjunction with Daytona Speedweek, where the Company was an Associate Sponsor of a race car driven by Cody Ware. Visitors to our display booth had the opportunity to see and hold Byrna prototypes, take pictures with the Byrna Ford, meet Cody Ware, win Byrna logo apparel, and place pre-orders. Management was very encouraged by the conversion rate at Daytona Speedweek, selling the Byrna HD or a product bundle to approximately one out of every six people that visited the Company's booth

The Company’s primary focus this quarter has been to get the Byrna HD into serial production, fulfill backorders, and build its inventory of Byrnas available for immediate delivery.In late March the Company began shipping limited quantities of the Byrna HD to Dave Sheer Guns in South Africa, which is marketing the launchers to both private security companies and the general public. At the very end of May the Company began shipments to customers in the U.S. The initial feedback from customers who received their launchers was overwhelmingly positive. As soon as its first U.S. deliveries began, the Company began receiving re-orders of its practice rounds and CO2 cartridges.

Q2 Capital Raise

The Company raised USD $2,080,000 during the quarter in a private placement of convertible notes and warrants in a non-brokered private placement pursuant to Regulation D under the U.S. Securities Act of 1933 (the “Securities Act”). No sales commission or placement fees were paid in connection with the offering. The sale of the Units was closed in two tranches, with the first tranche closing on April 22, 2019 with the issuance of USD $1,715,265.71 in Units and the second tranche, with the issuance of USD $364,734.29 in Units closing on May 20, 2019. The net proceeds from the sale of the Units were used to repay at maturity US$1,035,260 (CAD $1,399,000) plus accrued interest of the Company’s Series B Convertible Secured Debentures, repaid on May 31, 2019, and for general corporate purposes and working capital.

Subsequent Events

On June 18th the Company hit a production milestone of 1,000 units and shipped its 500th launcher to the United States. Production in South Africa has been moved to a new facility, Roboro Industries (PTY) LTD, and 700 launchers were produced in June. The Company expects to produce at least 2000 additional launchers by the end of the quarter. This should allow the Company to work through its back orders and focus on new business development.

The first reviews of the Byrna HD by customers who posted on our website have been extremely positive. On July 16th, Don Porter (aka Sootch00) released a17 minute review of the Byrna HD which included impressive live fire demonstrations illustrating the effect of the Company’s chemical irritant rounds. Since the airing of that review on YouTube it has had over 100,000 views, and the Company has seen a notable increase in visits to the Byrna website and a significant uptick in orders. Management is encouraged by consumer response to the product and is in the process of planning and beginning a nation-wide marketing campaign. The Company expects to introduce additional products in the Byrna family, including a law enforcement version and a professional edition with a longer range of accuracy using its patented fin-tail projectiles, as well as various accessories and companion products.

Another capital raise similar to the private placement that closed in April and May is under way, with a first tranche of $2,282,500.00 of Units closed on July 22, 2019. The Company has received expressions of interest to purchase to purchase up to USD $717,500 of additional Units and expects to close on the sale of any such additional Units on or about August 31, 2019. The net proceeds from the sale of the Units will be used for general corporate purposes and working capital. The Company believes the cash raised during and subsequent to the quarter (including that anticipated to be raised by August 31) will be sufficient for working capital needs for the upcoming twelve (12) months as the company builds sales and brand awareness.

Quarter Highlights

The Company’s operating expenses increased to $709,315 for the three month period ended May 31, 2019 due primarily to the costs associated with preparing to go into serial production on the Byrna HD. This included the costs of setting up the assembly line in South Africa and the distribution center in Fort Wayne, IN, research, development and testing costs, improvements to the Byrna design and performance, preparation and printing of packaging materials and enclosures, and marketing costs, including continuing to build out the Company’s e-commerce capabilities. The Company also continued to implement a new ERP systems in the U.S., implemented new accounting software in South Africa, and hired additional accounting and administrative support necessary to facilitate use of the new systems.

During this period inventory rose to $587,476 and accounts payable and accrued liabilities rose to $928,103. These increases were due largely to the Company’s preparation for serial production and shipping of the Byrna HD launcher that began at the end of the quarter. In addition, the Company invested $151,066 during the six months ending May 31, 2019 in equipment for use in the manufacture of the Byrna HD. The Company’s capital raise during the quarter offset a portion of these expenses and brought the cash balance to $738,714.

There were limited sales of the Byrna HD during Q2 to offset the costs associated with bringing the product to market. The company began shipping against back orders in April 2019 and now anticipates fulfilling all current backorders by the end of August 2019.

Going Concern

The Company has incurred a cumulative loss of $ 34,854,841 from it’s inception in 2005 to May 31, 2019. The Company has funded operations through the issuance of capital stock, warrants and convertible debentures. The Company has started to generate revenue from the sale of the Byrna HD and associated products. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended May 31, 2019.

		Three-		Three-
		month		month
		period		period
		May 31,		May 31,
		2019		2018
		(unaudited)		(unaudited)

	$		$

Net loss for the three- month period		(718,731)		(484,309)

Basic and diluted loss per share		(0.007)		(0.005)
Total assets		2,782,283		1,508,194

Total liabilities		2,868,175		1,825,763
Cash dividends per share		-		-

Results of Operations

Financial highlights (unaudited) for the period ending May 31, 2019 with comparatives are as follows:

Operating Results	For the three	For the three
	months	months
	ended	ended
	May 31,	May 31,
	2019	2018

Sales	$105,769	$138,742
Cost of sales	$(75,284)	$(98,472)
Gross profit	$30,485	$40,270
Operating expenses	$(709,315)	$(399,204)
Other expenses -interest	$(88,036)	$(33,272)
Accretion	$(202,202)	$(29,363)
Change in fair value of derivative liabilities	$250,337	(62,740)
Net loss for period	$(718,731)	$(484,309)

Loss per share	($0.007)	($0.005)

Operating Results	For the six months	For the six months
	ended	ended
	May 31,	May 31,
	2019	2018

Sales	$116,876	$166,858
Cost of sales	$(80,833)	$(119,213)
Gross profit	$36,043	$47,645
Operating expenses	$(1,831,827)	$(701,027)
Other expenses -interest	$(147,426)	$(67,179)
Accretion	$(305,060)	$(58,111)
Change in fair value of derivative liabilities	$645,767	$(61,349)
Net Loss for Period	$(1,602,503)	$(840,021)

Loss per Share	($0.016)	($0.009)

The Company’s selected information for the quarter ended May 31, 2019 (unaudited) and November 30, 2018 (audited) are as follows:

	May 31, 2018	November 30, 2018
Total current assets	2,204,430	2,231,669
Total assets	2,782,283	2,657,085
Total current liabilities	2,868,175	2,332,971
Total liabilities	2,868,175	2,500,048
Stockholders’ (deficiency) equity	(85,892)	157,037

Net loss for the three months ended May 31, 2019 was $718,731 ($0.007 per share) as compared to net loss of $484,309 ($0.005 per share) for the three-month period ended May 31, 2018.

During the quarter ended May 31, 2019, the Company expensed selling, general and administration expenses for $728,893 as compared to $415,425 for the three-month period ended May 31, 2018, thereby reflecting increase in costs primarily in research and development, payroll and consulting. Also refer to Quarter Highlights as detailed above.

Cash Flows

Net cash used in operations for the six months ended May 31, 2019, was $(1,251,445) as compared to $(884,132) used for the six months ended May 31, 2018. The major components of change relate to:

The Company incurred a net loss of $1,602,503 for the six months ended May 31, 2019, as compared to a net loss of $840,021for the prior period ended May 31, 2018. For major components of this change, refer to Quarter Highlights as detailed above.

In addition, the Company’s closing inventory increased by $460,053 for the six months ended May 31, 2019 as compared to an increase of $21,848 in 2018. This increase in inventory represents the investment in inventory required for production of Byrna HD devices in the subsequent period.

Net cash flow from investing activities was $(173,183) during the six-month period ended May 31, 2019 as compared to $(121,114) for the six-month period ended May 31, 2018. The Company acquired property and equipment for $151,066 and deposited $22,117 for equipment during the six-month period ended May 31, 2019. The Company acquired patents for $110,000 and property and equipment for $11,114 during the six-month comparative period ended May 31, 2018.

Net Cash flow from financing activities was net inflow of $1,009,335 during the six-month period ended May 31, 2019 as compared to net outflow of $(40,357) for the six-month period ended May 31, 2018. The increase in financing activities in 2019 was the result of cash raised from issuance of convertible debentures for $2,045,265and repayment of ($1,035,930) of secured convertible debentures due for repayment during the period.

There was an overall decrease in cash of $(443,673) during the six-month period ended May 31, 2019 as compared to a decrease in cash of $(1,046,242) during the six-month period ended May 31, 2018.

Liquidity and Capital Resources

As at May 31, 2019, cash and cash equivalent was $738,714, as compared to $1,182,387 at November 30, 2018. This decrease is mainly attributable to the combination of factors mentioned above under heading Quarter Highlights.

At May 31, 2019, the Company had a working capital deficit of $(663,745). The major components are: cash and cash equivalent $738,714; prepaid expenses and other receivables $807,232; inventory for $587,476; accounts receivable for $71,008; derivative liabilities for $310,539; convertible debentures for $1,590,757; deferred revenue for $38,776 and accounts payable and accrued liabilities of $928,103.

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

Six months ended May 31, 2019

As of May 31, 2019, there are no amounts receivable from related parties.

As of May 31, 2019, the Company had an amount payable of $45,000 to related parties which is unsecured, non-interest bearing and due on demand. This payable is included in accounts payable and accrued liabilities.

Effective as of October 1, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Jensen pursuant to which Jensen serves as President and Chief Operating Officer (“COO”) and effective July 13, 2018 serves as Chief Executive Officer (“CEO”) of the Company. Jensen resigned as CEO of the Company effective April 1, 2019. By the terms of the Employment Agreement, Jensen will receive an annual salary of $200,000, payable as follows. For the period beginning on October 1, 2017 and ending on June 30, 2018, Jensen shall receive quarterly payments of the Company's common stock, to be issued 15 days after the end of each three-month quarter. Commencing July 1, 2018, the Company will pay $10,000 per month in cash and the balance in Company common stock. At such time as the Company can pay the entire salary in cash and be cash positive on an operating basis, the entire monthly salary will be paid in cash. Jensen resigned effective April 1, 2019. The Company expensed $66,667 for the services for the six months ended May 31, 2019 which includes an obligation of the Company to issue shares for $20,000 (see notes 4 and 7).

The Company expensed $30,000 for services provided by Rakesh Malhotra, Chief Financial Officer (“CFO”) of the Company which was paid to a corporation in which the CFO has an ownership interest, pursuant to the consulting contract. (See note 7).

The Company expensed $43,200, which includes $25,200 for the issuance of 180,000 common shares for services, pursuant to a consulting contract, for services provided by Thrasher (see note 4).

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period. The Company expensed $60,000 during the six months ended May 31, 2019. On April 13, 2018, the Company granted options to Buys to acquire a total of 1,500,000 common shares. The Company expensed $8,454 for the value of options which vested during this period (see notes 4,5 and 7).

Effective June 1, 2018 the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz will be paid annually $200,000 in the Company’s common shares for his services. The Company expensed $76,374 which includes $46,667 for issuance of 333,333 common shares and $12,500 for issuance of convertible debentures (see note 4).

The Company expensed $74,385 for services provided for Wager, which includes $35,000 for issuance of 250,000 common shares and $12,500 for issuance of convertible debentures (see note 4).

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 plus services per month from a corporation owned and controlled by a director of the Company. The Company expensed $8,665 as office rent plus services for the six months ended May 31, 2019. As of May 31, 2019, the Company has a payable for $6,997 for the rent.

Current directors and officers of the Company participated in the April 22, 2019 and May 20, 2019 financing for 271 units for total proceeds of $270,588, of which $35,000 was issued for services rendered.

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

Subsequent events

Effective July 9, 2019, the Company appointed William B. Richards, Beatrice Mitchell and Herbert Hughes as directors of the Company. Effective July 9, 2019, Thrasher resigned from the board of directors.

On July 22, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several investors (the “Purchasers”) and Northeast Industrial Partners, LLC as collateral agent for the Purchasers (the “Collateral Agent”) to sell a total of $2,282,500 units, with each $1,000 of units consisting of (i) a $1,000 unsecured convertible promissory note (collectively the “Notes”), convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share, on or before January 22, 2024.

The outstanding principal amount of the Notes accrues interest at a rate of 10% per annum, provided that, in the event of default on the Notes, the interest rate will be 15% during the period of default. The maturity date of the Notes is June 30, 2021, which date is subject to optional extension by each Purchaser if a change of control of the Company is announced prior to such date. Interest on the Notes is payable in arrears on the last day of each January and July while the Notes are outstanding. The Company has the option to redeem the Notes by paying the Purchasers the optional redemption price as described in the Notes. Each Note is convertible into common stock, at the option of the Purchaser. Upon such optional conversion, the outstanding principal amount of the Note converts into shares of common stock at a conversion price of $0.15 per share, subject to adjustment upon issuance of other securities as set forth in the Notes. The Notes contain restrictive covenants which, among other things, restrict the Company’s ability to incur additional indebtedness, grant security interests on its assets, or make distributions on or repurchase its common stock. The Notes are secured, pursuant to the Agreement, with a security interest in substantially all of the Company’s assets.

Outstanding share data

As of August 2, 2019, the Company had 104,156,775 issued and outstanding shares of common stock.

Dividends

The Company has not, since the date of its inception, declared or paid any dividends on its Common Shares and does not currently intend to pay dividends. Earnings, if any, will be retained to finance further growth and development of the business of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

(a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2019, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following significant deficiency:

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

(b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended May 31, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Risks related to the Launch of the Byrna HD and related marketing, publicity and sales

The Byrna HD is a brand-new product. Management’s statements about the anticipated production, delivery, effectiveness, legality, performance, sales, and marketing of the Byrna™ HD, and the anticipated market response are all forward-looking. These statements involve risks and uncertainties, and actual results may differ from current expectations. Risks and uncertainties bearing on expectations for the Byrna HD and related NASCAR sponsorship, partnership with Rick Ware Racing, and sales to Dave Sheer Guns include without limitation: design flaws uncovered during testing; production problems that may cause manufacturing or shipping delays, quality problems, or cost overruns; the Company’s dependence in part or in whole on the performance of third parties including those located outside the United States in connection with sourcing of components, distribution and resale, and logistic and assembly services; the dependency of the Company on proprietary and other intellectual property, which may not be available to the Company on commercially reasonable terms or at all; the impact of unfavorable legal proceedings, including intellectual property disputes; the impact of state and local laws and regulation or changes to laws and regulations including licensing, registration, and certification laws related to sale, possession or use of Byrna products or pepper-based defense products; the ability of the Company to manage risks associated with its activities at a manageable cost, including complying with applicable laws and regulations, and renewing and maintaining adequate insurance; and competition from less expensive or superior products that may be developed.

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

In January 2019, the Company made a share issuance to a consultant pursuant to a consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $19,998 due January 15, 2019.

On April 1, 2019 the Company made a share issuance to Ganz, pursuant to his consulting agreement dated June 1, 2018. The Company issued 333,333 common shares at a price of $0.14 per share to satisfy payment for $46,665.

On April 1, 2019 the Company made a share issuance to Wager. The Company issued 250,000 common shares at a price of $0.14 per share to satisfy payment for $35,000.

On April 1, 2019 the Company made a share issuance to a corporation owned and controlled by Thrasher, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.14 for a total consideration of $25,200.

On May 22, 2019, the Company made a share issuance to a consultant for services. The Company issued 300,000 common shares at a price of $0.14 per share for a total consideration of $42,000

Item 3. Defaults Upon Senior Securities

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: August 2, 2019

By: /s/ Bryan Ganz
Bryan Ganz, Principal Executive
Officer

Date: August 2, 2019

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
inancial and Accounting Officer