Form 10-Q
period 2019-08-31
Security Devices International Inc.
filed 2019-10-15
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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
Yes [   ]        No [X]

As of October 13, 2019, the Company had 104,177,837 issued and outstanding shares of common stock.

SECURITY DEVICES INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Amounts expressed in US Dollars)
(Unaudited)

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Balance Sheets
As at August 31, 2019 and November 30, 2018
(Amounts expressed in US Dollars) (Unaudited)

	August 31,	November 30,
	2019	2018
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	1,881,377	1,182,387
Accounts receivable	112,140	18,914
Inventory (Note 10)	666,912	129,121
Deferred cost (Note 14)	55,862	-
Prepaid expenses and other receivables (Note 13)	793,420	901,247

Total Current Assets	3,509,711	2,231,669
Patent rights (Note 12)	100,835	106,334
Deposit for equipment (Note 3)	227,781	205,664
Property and equipment (Note 3)	274,109	113,418

TOTAL ASSETS	4,112,436	2,657,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	862,400	397,309
Deferred revenue	13,320	-
Secured convertible debentures (Note 9)	-	978,361
Convertible notes (Note 9)	1,924,957	-
Derivative liabilities (Note 9)	214,200	957,301
Total Current Liabilities	3,014,877	2,332,971
Long term convertible notes (Note 9)	1,277,676	167,077
Total Liabilities	4,292,553	2,500,048
Going Concern (Note 2)
Related Party Transactions (Note 6)
Commitments (Notes 7 and 9)
Subsequent Events (Note 15)
STOCKHOLDERS' (DEFICIENCY) EQUITY
Capital stock (Note 4)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil issued and outstanding (November 30, 2018 - nil). Common stock, $0.001 par value 300,000,000 shares authorized, 104,021,837 issued and outstanding (November 30, 2018: 101,976,900)	104,022	101,977
Additional paid-in capital	35,752,050	33,341,695
Shares to be issued (Note 6)	20,000	-
Accumulated deficit	(35,941,684)	(33,252,338)
Accumulated other comprehensive loss	(114,505)	(34,297)

Total Stockholders' (Deficiency) Equity	(180,117)	157,037

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	4,112,436	2,657,085

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the Nine Months and Three Months Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

	For the	For the	For the	For the
	nine	nine	three	three
	months	months	months	months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2019	2018	2019	2018
	$	$	$	$

SALES	423,977	220,115	307,101	53,257
COST OF SALES	(328,512)	(148,515)	(247,679)	(29,302)
GROSS PROFIT	95,465	71,600	59,422	23,955

EXPENSES:
Depreciation (Note 3)	24,869	12,138	7,848	5,379
Amortization of patent rights (Note 12)	5,499	1,833	1,833	1,833
Foreign currency translation (gain) loss	(15,372)	(17,498)	349	(5,898)
Selling, general and administration	2,582,406	1,091,424	755,545	385,556
TOTAL OPERATING EXPENSES	2,597,402	1,087,897	765,575	386,870
LOSS FROM OPERATIONS	(2,501,937)	(1,016,297)	(706,153)	(362,915)
Accretion (Note 9)	(672,517)	(88,102)	(367,457)	(29,991)
Change in fair value of derivative liabilities (Note 9)	742,106	245,852	96,339	307,201
Other expense- interest (Note 9)	(256,998)	(100,125)	(109,572)	(32,946)
LOSS BEFORE INCOME TAXES	(2,689,346)	(958,672)	(1,086,843)	(118,651)
Income taxes	-	-	-	-
NET LOSS	(2,689,346)	(958,672)	(1,086,843)	(118,651)
Foreign exchange translation adjustment for the period	(80,208)	(7,175)	(52,089)	(4,922)
COMPREHENSIVE LOSS	(2,769,554)	(965,847)	(1,138,932)	(123,573)

Loss per share - basic and diluted	(0.026)	(0.010)	(0.010)	(0.001)
Weighted average number of common shares outstanding	103,386,825	93,559,755	104,071,705	94,357,643

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

	For the nine	For the nine
	months ended	months ended
	August 31, 2019	August 31, 2018
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(2,689,346)	(958,672)
Items not involving cash:
Stock-based compensation expense (included in selling, general and administration expenses)	191,532	45,387
Accretion	672,517	88,102
Foreign currency translation gain	(15,372)	(17,498)
Change in fair value of derivative liabilities	(742,106)	(245,852)
Issue of common shares for services	314,339	212,500
Cancellation of shares for services	(19,998)	-
Shares to be issued for services	20,000	-
Issue of convertible debentures for services	112,500	-
Depreciation	24,869	12,138
Amortization of patent rights	5,499	1,833
Changes in non-cash working capital:
Accounts receivable	(97,072)	1,252
Prepaid expenses and other receivables	103,670	(98,296)
Deferred revenue	13,320	-
Deferred costs	(55,862)	-
Inventory	(559,197)	(2,435)
Accounts payable and accrued liabilities	476,225	(96,455)
NET CASH USED IN OPERATING ACTIVITIES	(2,244,482)	(1,057,996)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patents	-	(110,000)
Deposit for equipment	(22,117)	(180,000)
Purchase of property and equipment	(185,560)	(98,349)
NET CASH USED IN INVESTING ACTIVITIES	(207,677)	(388,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	4,250,265	-
Repayment of secured convertible debentures	(1,035,930)	-
Repayment of unsecured convertible debentures	-	(40,357)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,214,335	(40,357)
Effects of foreign currency exchange rate changes	(63,186)	(4,440)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	698,990	(1,491,142)
Cash and cash equivalents, beginning of period	1,182,387	1,965,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	1,881,377	473,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
INCOME TAXES PAID	-	-
INTEREST PAID	67,007	67,179

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Condensed Interim Consolidated Statement of Changes in Stockholders’ (Deficiency) Equity
For the Nine Months Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

						Accumulated
	Number of	Common	Additional	Shares		Other
	Common	Shares	Paid-in	to be	Accumulated	Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Loss	Total
	#	$	$	$	$	$	$

Balance as of November 30, 2017	93,014,134	93,014	31,365,097	-	(31,098,864)	(32,624)	326,623
Stock-based compensation	-	-	45,387	-	-	-	45,387
Issue of common shares for services	1,479,954	1,480	211,020	-	-	-	212,500
Net loss for the period	-	-	-	-	(958,672)	-	(958,672)
Foreign currency translation	-	-	-	-	-	(7,175)	(7,175)
Balance as of August 31, 2018	94,494,088	94,494	31,621,504	-	(32,057,536)	(39,799)	(381,337)

Balance as of November 30, 2018	101,976,900	101,977	33,341,695	-	(33,252,338)	(34,297)	157,037
Stock-based compensation	-	-	191,532	-	-	-	191,532
Shares issued for services	2,179,875	2,180	312,159	-	-	-	314,339
Cancellation of shares	(134,938)	(135)	(19,861)				(19,996)
Shares to be issued	-	-	-	20,000	-	-	20,000
Issuance of warrants	-	-	1,926,525	-	-	-	1,926,525
Net loss for the period	-	-	-	-	(2,689,346)	-	(2,689,346)
Foreign currency translation	-	-	-	-	-	(80,208)	(80,208)
Balance as of August 31, 2019	104,021,837	104,022	35,752,050	20,000	(35,941,684)	(114,505)	(180,117)

See accompanying notes to the condensed interim consolidated financial statements.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
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

The unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Security Devices International Inc.’s (“SDI” or the “Company”) annual report on Form 10-K for the year ended November 30, 2018. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2019 and November 30, 2018, the results of its operations for the nine and three month periods ended August 31, 2019 and August 31, 2018, and its cash flows for the nine month periods ended August 31, 2019 and August 31, 2018. The results of operations for the nine and three-month periods ended August 31, 2019 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. The condensed unaudited interim consolidated financial statements for the period ended August 31, 2019 include the accounts of Security Devices International, Inc., and its subsidiaries Security Devices International Canada Corp. and Byrna South Africa (Pty) Ltd. All material inter-company accounts and transactions have been eliminated.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in innovative next generation solutions for security situations that do not require the use of lethal force. SDI has implemented manufacturing partnerships to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (BIP) line of products, a line of 12 gauge less-lethal products, and a .68 caliber handheld personal security device called the Byrna.

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
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

2.	NATURE OF OPERATIONS AND GOING CONCERN-Cont’d

The Company has incurred a cumulative loss of $35,941,684 from inception to August 31, 2019. The Company has funded operations through the issuance of capital stock, warrants, convertible debentures and convertible notes. The Company has started to generate revenue from operations. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such revenue will be generated or financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

3.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer Equipment and Software	30%	declining balance method
Furniture and Fixtures	30%	declining balance method
Leasehold Improvements		straight line over period of lease
Moulds	20%	straight line over 5 years

	August 31, 2019		November 30, 2018
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
	$	$	$	$
Computer equipment and software	81,893	51,469	77,382	46,837
Furniture and fixtures	22,722	20,519	20,998	18,763
Leasehold improvements	26,471	26,471	26,471	26,471
Moulds	470,922	229,440	291,599	210,961
	602,008	327,899	416,450	303,032

Net carrying amount		$274,109		$113,418

Depreciation expense for nine- month period	$24,869	(August 31, 2019)	$12,138	(August 31, 2018)

As of August 31, 2019, the Company has deposits of $227,781 (November 30, 2018 - $205,664) with vendors primarily for supply of moulds and equipment. As of August 31, 2019, the vendors had not completed the supply of these moulds and equipment.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
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

104,021,837 common shares (November 30, 2018: 101,976,900 common shares)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

4.	CAPITAL STOCK-Cont’d

c)	Changes to Issued Share Capital

Nine months ended August 31, 2019

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

In January 2019, the Company made a share issuance to a consultant in South Africa, pursuant to a consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $19,998 due January 15, 2019. These shares were cancelled in June 2019, and the Company subsequently paid the consultant $19,998 in cash.

On April 1, 2019, the Company made a share issuance to Ganz, pursuant to a consulting agreement. The Company issued 333,333 common shares at a price of $0.14 per share to satisfy payment for $46,665, due April 15, 2019.

On April 1, 2019, the Company made a share issuance to Wager for services, pursuant to board resolution. The Company issued 250,000 common shares at a price of $0.14 per share to satisfy payment for $35,000, due April 15, 2019.

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
For the Periods Ended August 31, 2019 and 2018
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
For the Periods Ended August 31, 2019 and 2018
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

The material terms of the Revised Stock Option Plan are as follows:

(a) While the shares are listed on the Exchange (as defined in the Revised Stock Option Plan), options may be granted to employees, senior officers, directors and consultants of the Company or a subsidiary of the Company and to corporations wholly owned by such an employee, senior officer, director or consultant.

(b) The maximum number of common shares which can be issued under the Revised Stock Option Plan is 18,993,274, provided that, so long as the Company is listed on the Exchange, this maximum will be reduced to 20% of the issued and outstanding common shares on December 19, 2017.

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

(e) While the shares are listed on the Exchange, options will be non-assignable and non-transferable.

(f) So long as the shares are listed on the Exchange, options on no more than 2% of the issued shares may be granted to any one consultant, or in aggregate to all persons performing investor relations activities, in any 12- month period.

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
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

5.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

Year ended November 30, 2018

Warrants

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors to sell $1,275,000 of units at a price of $1,000 per unit, consisting of (i) $1,000 10% interest convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The Company issued 5,100,000 warrants. The relative grant date fair value of these warrants was estimated at $524,089 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

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
For the Periods Ended August 31, 2019 and 2018
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

Nine months ended August 31, 2019

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

Risk free rate	2.00%
Expected dividends	0%
Expected forfeiture rate	0%
Expected volatility	149%
Expected life	3 years
Market price of the Company’s common stock on date of grant of warrants	$0.16
Stock-based compensation cost expensed	$164,230
Unvested stock-based compensation expense	$29,860

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

5.	STOCK BASED COMPENSATION AND WARRANTS-Cont’d

On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of $2,080,265 of units at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The Company issued 8,321,058 warrants. The relative grant date fair value of these warrants was estimated at $888,444 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	2.21-2.39%
Expected forfeiture rate	0%
Expected dividends	0%
Expected volatility	155-156%
Expected life	4.5 years
Market price of the Company’s common stock on date of grant of warrants	$0.15

On July 22, 2019, the Company entered into a securities purchase agreement with several investors to sell a total of $2,282,500 of units at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The Company issued 9,130,000 warrants. The relative grant date fair value of these warrants was estimated at $1,038,081 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	1.8%
Expected forfeiture rate	0%
Expected dividends	0%
Expected volatility	154%
Expected life	4.5 years
Market price of the Company’s common stock on date of grant of warrants	$0.16

Stock Options

On April 13, 2018, the board of directors granted 1,500,000 options for shares of the Company’s common stock to Buys, with an exercise price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company expensed stock-based compensation of $12,681 during the nine-month period ended August 31, 2019.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
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

As of August 31, 2019, there was $57,337 of unrecognized expense related to non-vested stock-based compensation arrangements granted.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Nine months ended August 31, 2019

The Company expensed $66,667 for services provided by Jensen as CEO through March 31, 2019, which includes an obligation of the Company to issue shares for $20,000.

The Company expensed $50,000 for services provided by Malhotra, CFO of the Company, which was paid to a corporation in which the CFO has an ownership interest.

The Company expensed $43,200, which includes $25,200 for the issuance of 180,000 common shares for services, pursuant to a consulting contract, for services provided by Thrasher, a former director of the Company.

The Company expensed $90,000 for services provided by Andre Buys ("Buys"), CTO of the Company, and an additional $8,333 for royalties. The Company expensed $12,681 for the value of that portion of his 1,500,000 options that vested during this period. As at August 31, 2019, the Company owes Buys $16,333.

The Company expensed $136,374 for services provided by Ganz, President of the Company and, effective April 1, 2019, CEO of the Company, which includes $46,667 for issuance of 333,333 common shares and $52,500 for issuance of convertible notes.

The Company expensed $119,385 for services provided for Wager, CLO of the Company, which includes $35,000 for issuance of 250,000 common shares and $42,500 for issuance of convertible notes.

The Company expensed $16,200 for office rent including services to a corporation owned and controlled by Ganz, President and, effective April 1, 2019 CEO of the Company. As of August 31, 2019, the Company has a payable due to that corporation of $8,120.

Current directors and officers of the Company participated in the April 22, 2019, May 20, 2019 and July 22, 2019 financing for 316 units for total proceeds of $315,588, of which $70,000 was issued for services rendered.

Amounts owing to related parties are unsecured, non-interest bearing and due on demand.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

6.	RELATED PARTY TRANSACTIONS-Cont’d

Nine months ended August 31, 2018

As of August 31, 2018, there were no amounts receivable from related parties.

As of August 31, 2018, the Company had a payable of $103,906 to related parties to be settled by issuance of stock.

The Company expensed $150,000 for services provided by Jensen, COO and President of the Company through July 13, 2018 and, CEO of the Company effective July 13, 2018.

The Company expensed $34,875 for services provided by Malhotra, CFO of the Company, which was paid to a corporation in which Malhotra has an ownership interest, in accordance with his consulting contract.

The Company expensed $116,575 which includes $18,000 for issuance of proportionate shares per his contract, for services provided by Dean Thrasher as CEO of the Company through July 13,2018 and as Executive Chairman of the Company effective July 13, 2018, which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract (see also note 7). The Company also expensed $39,046 for the value of that portion of his 1,150,000 options that vested during this period.

The Company issued 507,550 common shares to NEIP at a price of $0.12 per share to satisfy the payment of $62,500 for services rendered due in December 2017.

On April 13, 2018, the Company employed Buys as the CTO with compensation of $10,000 per month over a three-year period and granted Buys options to acquire a total of 1,500,000 common shares. The Company expensed $46,667 paid to Buys, and expensed $6,341 for the value of that portion of his 1,500,000 options that vested during this period. See Note 7(a).

Effective June 1, 2018 the Company entered into a consulting agreement (the “Consulting Agreement”) with Bryan Ganz pursuant to which Mr. Ganz served as President of the Company. By the terms of the Consulting Agreement, Mr. Ganz was to be paid annually $200,000 in the Company’s common shares for his services and subject to stock exchange approval. For the Company’s fiscal third and fourth quarters Ganz was to be paid 500,000 common shares for each quarter, ending March 31, 2019. The Company accrued expenses of $72,573 as the cost of shares issued to Ganz for services.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $6,300 as office rent for the nine-months ended August 31, 2018. As of August 31, 2018, the Company had a payable for $3,940 for the rent.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
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

b)	Lease commitments

1.	The Company has commitments for leasing office premises in Wakefield, Massachusetts, USA to June 27, 2019, at a monthly rent of $700 (see note 6).
2.	The Company has commitments for leasing warehouse space in Fort Wayne, Indiana, USA to February 28, 2020, at a monthly rent of $2,472.
3.	The Company has commitments for leasing office premises in Pretoria East, South Africa to December 19, 2020, at a monthly rent of $968 (Rand 14,750).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
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

9.	CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND DEFERRED FINANCING COSTS

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

9.	CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND DEFERRED FINANCING COSTS-Cont’d The following table reflects the allocation of the purchase on December 7, 2016:

Secured convertible debentures	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Embedded derivative	(285,612)
Carrying value	$756,223

The carrying value of these debentures at November 30, 2018 was CAD $1,301,359 ($978,361). Effective May 31, 2019, the Company repaid these debentures for CAD $1,399,000 ($1,035,930) plus accrued interest.

Discounts (premiums) on the convertible debentures arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $98,924 ($73,201) during the nine months ended August 31, 2019 and CAD$112,064 ($88,102) during the prior nine months ended August 31, 2018. During the nine months ended August 31, 2019, the Company recorded interest expense for $67,007 (August 31, 2018: $99,090).

b)        Convertible Notes - $3,202,633, (November 30, 2018: $167,077)

1. On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell $1,275,000 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. The notes are secured secondary by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. As a result of the repayment of the November 2016 Subordinate Secured Debentures on May 31, 2019, these convertible notes entered senior security position. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share subject to anti-dilution protection. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the embedded conversion option is not indexed to the Company’s stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

9.	CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND DEFERRED FINANCING COSTS-Cont’d The following table reflects the allocation of the purchase on October 22, 2018:

Proceeds	$1,275,000

Convertible notes	$(131,547)

Derivative liability-convertible promissory notes	$(619,364)

Additional paid in capital (equity warrants)	$(524,089)

In conjunction with the October 22, 2018 note placement, the Company issued 5,100,000 warrants. The relative fair value of these warrants was estimated at $524,089 using the Binomial Lattice option pricing model and reflected in additional paid-in capital. Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $322,897 during the nine months ended August 31, 2019 (August 31, 2018: $Nil) resulting in the carrying value of convertible notes at $489,974 as at August 31, 2019 (November 30, 2018: $167,077). During the nine months ended August 31, 2019, the Company recorded interest expense for $93,115 (August 31, 2018: $Nil).

2. On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of $2,080,265 of units, with each $1,000 unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The notes are secured secondary by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the Notes meet the definition of conventional convertible debt provided in ASC 815 and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the Notes, the Company issued the holders warrants to purchase the common stock. The warrant is exercisable until October 23, 2023 for 8,321,058 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements. As a result of the repayment of the November 2016 Subordinate Secured Debentures on May 31, 2019, these convertible notes entered senior security position.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

9.	CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND DEFERRED FINANCING COSTS-Cont’d

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $888,444 and the balance of the convertible debt for $1,191,821. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. During the nine-month period ended August 31, 2019 (August 31, 2018: $Nil) the Company recorded $243,162 in interest from the accretion of the discount. In addition, the Company recorded interest expense for $71,862 for the nine-month period ended August 31, 2019 (August 31, 2018: $Nil). Prior to making the accounting allocation, the Company evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”). This debt agreement did not contain any embedded terms or features that require classification as derivatives. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company’s stock price on the date of issuance.

3. On July 22, 2019, the Company entered into a securities purchase agreement with several investors to sell a total of $2,282,500 of units, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “Notes”) due June 30, 2021, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The notes are secured pari passu with the October 2018 and April/May 2019 notes, by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the Notes meet the definition of conventional convertible debt provided in ASC 815 and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the Notes, the Company issued the holders warrants to purchase the Company’s common stock. The warrants are exercisable until January 22, 2024 for 9,130,000 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $1,038,081 and the balance of the convertible debt for $1,244,419. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. During the nine-month period ended August 31, 2019 (August 31, 2018: $Nil) the Company recorded $33,257 in interest from the accretion of the discount. In addition, the Company recorded interest expense for $25,014 for the nine-month period ended August 31, 2019 (August 31, 2018: $Nil). Prior to making the accounting allocation, the Company evaluated for proper classification under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815”). This debt agreement did not contain any embedded terms or features that require classification as derivatives. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature (“BCF”). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company’s stock price on the date of issuance.

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

9.	CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND DEFERRED FINANCING COSTS-Cont’d

Derivative Liabilities

The carrying values of the embedded derivative liabilities is reflected on the balance sheet, with changes in the carrying value being recorded as a change in fair value of derivative liabilities on the statement of operations.

The components of the embedded derivative as of August 31, 2019 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Notes October 22, 2018	8,500,000	$214,200
	8,500,000	$214,200

The components of the embedded derivative as of November 30, 2018 are:

	Indexed
Financings giving rise to derivative financial instruments	Shares	Fair Value
Convertible Secured Debentures December 7, 2016	8,044,853	$426,016
Convertible Notes October 22, 2018	8,500,000	531,285
	16,544,853	$957,301

The following table summarizes the effects on gain (loss) associated with changes in the fair values of derivative financial instruments by type of financing for the nine months ended August 31, 2019 and 2018:

	Nine Months	Nine Months
	Ended	Ended
	August 31, 2019	August 31, 2018
Financings giving rise to derivative financial instruments and the income effects:
Convertible Secured Debentures December 7, 2016	$425,020	$(245,852)
Convertible Notes October 22, 2018	$317,086	-
	$742,106	$(245,852)

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

9.	CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND DEFERRED FINANCING COSTS-Cont’d

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

The Company follows the provisions of ASC 820 with respect to the financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of August 31, 2019 and November 30, 2018 are all measured at estimated fair value using Level 2 and 3 inputs.

The embedded derivative was fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

Convertible secured debentures, December 7, 2016	August 31, 2019	November 30,
		2018

Derivative financial instruments	$-	$426,016
Conversion price	$-	$0.135
Volatility	-	91%
Remaining term (years)	-	0.52
Risk free rate	-	2.52%

Convertible notes, October 22, 2018	August 31, 2019	November 30,
		2018

Derivative financial instruments	$214,200	$531,285
Conversion price	$0.15	$0.15
Volatility	65%	79%
Remaining term (years)	0.62	1.38
Risk free rate	1.76%	2.70%

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

10.	INVENTORY

Inventory as of August 31, 2019 consists of raw materials for Byrna for $401,742 (November 30, 2018: $Nil) finished goods of Byrna for $160,833 (November 30, 2018: $Nil), finished goods of Blunt Impact Projectiles 40mm for $67,121 (November 30, 2018: $90,329) and inventory procured from other suppliers for $37,216 (November 30, 2018: $38,792). The Company values its inventory on a first-in, first-out basis. Inventory is valued at the lower of cost or net realizable value.

11.	SEGMENT DISCLOSURES

The Company is organized on three geographic areas in the U.S.A., South Africa (“SA”) and Canada respectively. The U.S.A., South Africa and Canada operations are the Company’s operating segments and reportable segments, and each of those segments are led by the Company’s CEO. Performance is assessed and resources are allocated by the CEO, whom we have determined to be the Company’s Chief Operating Decision Maker (CODM). Management evaluates the segments based primarily upon revenue and assets. The tables below present segment sales and assets for the nine months ended August 31, 2019 and August 31, 2018:

Nine months ended August 31, 2019

	SDI USA	SDI SA	SDI Canada	Total
Sales	$278,676	266,417	$36,202	$581,295

Nine months ended August 31, 2018

	SDI USA	SDI SA	SDI Canada	Total
Sales	$188,304	-	$115,472	$303,776

	2019	2018
Sales	$581,295	$303,776
Elimination of intersegment revenue	(157,318)	(83,661)

Consolidated sales	$423,977	220,115

As at August 31, 2019

	SDI USA	SDI SA	SDI Canada	Total
Assets	$3,374,139	687,882	$50,415	$4,112,436

As at November 30, 2018

	SDI USA	SDI SA	SDI Canada	Total
Assets	$2,629,315	-	$27,770	$2,657,085

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

12.	PATENT RIGHTS

Seven patent applications, six non-provisional, have been filed by the Company with the U.S. Patent Office. The Patents have been granted on the six non-provisional patents. The Company also owns the trademark for ‘BIP’ and has filed to register the “Byrna” trademark and the Byrna logo.

Non-Provisional (Granted U.S. Patents):

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

(d) Autonomous Operation of a Less-lethal Projectile: This patent describes a motion sensing system within the WEP. The sensor will monitor movement of the target and enable the electrical output until the target is subdued. The electrical pulse is programmed for an exact timeframe to specifications of the user.

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

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

12.	PATENT RIGHTS-Cont’d

On April 13, 2018, the Company entered into a purchase and sale agreement with André Buys, pursuant to which the Company agreed to purchase from Mr. Buys a portfolio of registered patent rights, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds (the “Portfolio”). As consideration for the portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 has been capitalized. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the “Second Payment”) at Buys’ discretion. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. As the substance of the purchase and sale agreement has been determined to be an option agreement, the Company has not recorded any amount related to the Second Payment. These patent rights have a maximum life of 20 years, expiring on various dates beginning in November 2033 to 2038, and are amortized straight-line commencing June 2018 over a period of 15 years being the estimated useful life, as determined by management. The Company amortized $5,499 during the nine months ended August 31, 2019 (August 31, 2018: $1,833). As the agreement included an option for full acquisition of the rights, conditional upon certain future events taking place, the Company has recorded the minimum rights to a licence arrangement as patent rights. As at August 31, 2019, the amount recorded as patent rights refer to the perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the portfolio.

13.	PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables as of August 31, 2019, include the prepayment of $583,333 (November 30, 2018: $750,000) by the issuance of common shares to FinTekk AP LLC, being the issuance relating to the marketing campaign for the launch of the Company’s new ByrnaTM HD product to occur in the last half of fiscal 2019.

14.	DEFERRED COSTS

The Company has capitalized $55,862 of legal costs incurred for a future financing (see note 15).

SECURITY DEVICES INTERNATIONAL, INC.
Notes to Condensed Interim Consolidated Financial Statements
For the Periods Ended August 31, 2019 and 2018
(Amounts expressed in US Dollars) (Unaudited)

15.	SUBSEQUENT EVENTS

a)

The Company entered into a Securities Purchase Agreement (the "Agreement") with several investors (the "Purchasers") and Northeast Industrial Partners, LLC as collateral agent for the Purchasers to sell up to $3,000,000 of units, with each $1,000 of units consisting of (i) a $1,000 convertible promissory note (collectively the "Notes"), convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand warrants (the "Warrants") each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. On September 16, 2019, the Company closed on the sale of an additional $818,000 of the Units.

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

	b)	On September 23, 2019, 156,000 warrants were exercised for proceeds of $20,280.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by such words as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements do not guarantee future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended November 30, 2018 (the “2018 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in November and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “SDI” as used herein refers collectively to Security Devices International Inc. and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Overview and Highlights

The Company is a defense technology firm specializing in the development, production, procurement and sale of innovative non-lethal technologies and products to the consumer, military, law enforcement and private security end markets. The Company's main product lines are its 40MM less-lethal projectiles and the Byrna™ line of personal security devices, the Company's first products designed to be used by civilians as well as private security professionals. The Company also sells accessories and third-party products compatible with its Byrna line of personal security devices, and projectiles to be used with the launchers. The Company sells its products in the United States, Canada, and South Africa. In the United States and in Canada, the Company sells products through its online stores and through historic dealer relationships. In South Africa, the Company sells the Byrna™ HD and related products directly and through an authorized manufacturer’s distributor.

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

Less-lethal Munitions

In the law enforcement, correctional services, and private security markets, the Company sells less-lethal munitions designed for 40mm rifled launchers. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and "payload" rounds carrying a variety of payload packages such as tear gas, pepper spray, DNA marking liquids, mal-odorants and other marking products designed to identify instigators in riot situations. The Company's flagship product in this market is its 40mm blunt impact projectile ("BIP"), which uses patented collapsible gel head technology. The Company believes its product is by far the best 40mm kinetic energy impact round currently on the market. The Company sells its 40mm munitions through distributors in the US and Canada and maintains an online store for sales to government agencies. The Company also has entered into a licensing agreement with Safariland to market the SDI patented 40mm piston driven collapsible head projectile mated to a Safariland and aluminum casing. The parties are still in the testing phase for the resulting product; however, testing to date has not been successful. If the SDI patented 40mm piston driven collapsible head projectile mated to a Safariland casing passes the testing regime, the Company would expect Safariland to market this product under the Def-Tec brand. The Company also has entered into an Agreement with Airtronics to supply the BIP® as the standard round to be sold with Airtronic's "Sonis" brand less lethal launcher. Airtronics focuses on military sales around the world. The Company is working on the development of new munitions for the law enforcement market.

The Byrna HD

Earlier this year the Company launched the Byrna HD, the first product in its highly anticipated Byrna™ line of handheld personal security devices intended to fill a perceived need in both the civilian and professional markets. The Byrna HD, which utilizes several of the Company's proprietary patents and has over 60 custom designed parts, is designed specifically for the consumer (home defense) and private security markets. The Byrna HD is compact, ergonomic, attractive, and easy to use. It uses proprietary CO2 cartridges to accurately fire .68 caliber impact and chemical irritant projectiles. The Byrna HD provides a non-lethal alternative to a firearm that is extremely effective at deterring, disabling, and temporarily incapacitating an intruder or would be assailant at safe stand-off distances up to 60 feet. Its small size (similar to popular lethal handguns on the market today), ease of obtaining and accessible price point should be appealing to individuals who want protection, but don’t want to apply for a gun license, don't want the risk of having a lethal weapon in their home, or want to avoid the potential liability that may follow the use of a lethal weapon. It also appeals to gun enthusiasts who appreciate a precision piece of equipment and want something in their collection that is both effective and non-lethal.

The Byrna HD comes with multiple easily reloadable magazines that can hold five .68 caliber highly effective payload rounds designed to burn an assailant's eyes and respiratory system upon contact. The Byrna also comes with inert and impact rounds that can be used for training. Accurate up to 60 feet, the Byrna™ HD is fitted with a picatinny rail that allows owners to mount either a laser sight or flashlight making it easy for novices to fire it accurately. The Byrna HD provides homeowners, women, retirees, and others whose work or daily activities may put them at risk of being a victim with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property. It also is ideal for boaters, truckers, RV owners, campers and gun enthusiasts around the world.

In February of 2019, the Company launched its online store for the Byrna HD and held its official product launch, in conjunction with Daytona Speedweek, where the Company was an associate sponsor of a race car driven by Cody Ware. Visitors to our display booth had the opportunity to see and hold Byrna prototypes, take pictures with the #52 Byrna Ford, meet Cody Ware, win Byrna logo apparel, and place pre-orders. Management was very encouraged by the conversion rate at Daytona Speedweek, selling the Byrna HD or a product bundle to approximately one out of every six people that visited the Company's booth. Deliveries of the Byrna HD began in late March when the Company began shipping to Dave Sheer Guns in South Africa. At the end of May the Company began shipments to customers in the U.S.

Q3 Developments

Nearly 1,000 Byrna HD launchers have now been shipped (approximately 85% in the quarter ended August 31, 2019), and retail customers have begun to post reviews on our website. Reviews have been extremely positive, and the Company is receiving orders of additional cartridges and projectiles from existing customers as well as new orders from returning customers of accessories and additional launchers. In response to inquiries from residents of California, where the Byrna HD could not be sold, the Company has begun work on a launcher for that market.

On July 15, 2019, Sootch00, a well-known gun reviewer with over 850,000 YouTube subscribers, posted a review of the Byrna HD on his YouTube channel. The video demonstrates the incapacitating effects of the Byrna Black chemical irritant round. Sales spurred following the posting of the Sootch00 video, supporting management's belief that the Byrna appeals to gun owners as well as those who would never own a firearm. The Company sells two types of chemical irritant projectiles for the Byrna, one of which was formulated specifically to comply with certain states' regulations where PAVA is prohibited. Management believes both are more effective than traditional pepper projectiles in use by law enforcement and prison guards, because they were formulated to immediately incapacitate an attacker rather than to disperse crowds or control riots.

The Company's primary focus through July was to get the Byrna HD into serial production, fulfill backorders, and build its inventory of Byrnas available for delivery. In July, production was moved to Roboro Industries Pty LTD ("Roboro"). Although changing the final assembly supplier mid-quarter was somewhat disruptive and production during the quarter was somewhat constrained by insufficient inventory of certain components and minor design changes to reduce testing failures, the change has resulted in a better production rate with a more reliable supply chain process and substantially lower rejection rate of completed launchers than before. SDI projects that production will exceed 3,000 units in the fourth quarter.

Q3 Capital Raise

The Company raised USD $2,282,500 during the quarter in a non-brokered private placement of $1,000 units of secured convertible notes and warrants (the “Units”) pursuant to Regulation D under the U.S. Securities Act of 1933 (the “Securities Act”) that closed a first tranche on July 22, 2019 and a second tranche in September. See Subsequent Events below. The net proceeds from the sale of the Units will be used for general corporate purposes and working capital.

Subsequent Events

On September 16, 2019 the Company closed the second tranche of the private placement commenced in July, raising an additional $818,000, and bringing the total amount raised in this offering to $3,100,500. Management expects the funds raised through September 16 will be sufficient for working capital needs for the upcoming 9 months as the Company builds sales and brand awareness.

On September 18, 2019, in conjunction with announcing the closing of a record quarter and the capital raise discussed above, the Company announced that it has entered into a binding agreement with Roboro (which will be operating under the name “Byrna Africa”) to serve as its authorized manufacturer’s distributor (“AMD”) in South Africa. In conjunction with its negotiation of the AMD agreement, management terminated negotiations of an anticipated exclusive dealership with Dave Sheer Guns (“DSG”) and cancelled the balance of an outstanding DSG purchase order at lower pricing than the AMD agreement provides. Management believes the new agreement with Roboro will result in a stronger sales effort for the ByrnaHD in South Africa and higher profit margins in the region. Following the cancellation of the purchase order DSG took delivery of an additional shipment of 100 launchers at the higher wholesaler price and continues to offer the Byrna HD for sale in its retail stores and to private security.

On September 21, 2019, SDI was the primary sponsor of the Rick Ware Racing #52 Byrna Ford Mustang, in the Federated Auto Parts 400 NASCAR Monster Energy Cup series at the Richmond Raceway in Richmond, VA where triple crown winner J.J. Yeley drove and made two appearances, with other Rick Ware drivers, at the Byrna display booth in the midway. Several hundred race fans checked out the Byrna booth and entered raffle drawings for J.J. Yeley signed memorabilia and a free Byrna HD kit.

Q3 Highlights

For the quarter ended August 31, 2019 ("Q3 2019"), SDI produced 1,675 launchers, up from 204 launchers produced at the end of the prior quarter. Management expects production rates will continue to increase as the new manufacturer gains experience with SDI products, new quality control and inventory procedures are implemented, and minor design changes are completed.

Sales for the third quarter of 2019 totaled $307,101, up from $105,769 in the second quarter of 2019 and compared to total sales of $53,257 in the third quarter of 2018. Over ninety percent of Q3 2019 sales came from sales of the Byrna HD and accessories, with the balance attributed to SDI’s line of 40mm Blunt Impact Projectiles. Of the $277,623 in Byrna sales, 81% were for the launcher and 19% came from sales of accessories and projectiles. SDI expects the percentage of sales derived from accessories and projectiles to increase as its customer base grows.

Net loss for Q3 2019 was $1,086,843 compared with a net loss in in the prior quarter of $718,731 and a net loss in the comparable quarter of the prior fiscal year of $118,651. The largest items accounting for the increase in net loss over this period was differences in the respective quarters in total interest expense plus accretion plus changes in fair value of derivative liabilities. These three items (interest, accretion and changes in fair value of derivative liabilities) totaled $380,690 in Q3 2019, up from $39,901 in Q2 2019. In comparison, these items contributed $244,264 towards net income in Q3 2018. These items thus account for a $624,954 increase of expenses impacting net loss for Q3 2019 compared with the same quarter in 2018.

Gross profit for Q3 2019 was $59,422 (19.3%), which included inventory charges as SDI transitioned from a prior contract manufacturing firm to SDI’s current supplier which has proven to produce reliable product. Excluding the Q3 2019 inventory charges, gross profit was $94,622 (30.8% margin) compared with Q2 2019 gross profit of 30,485 (28.8% margin) and Q3 2018 gross profit of $23,955 (45.0% margin). Selling, general and administration expenses totaled $755,545 in Q3 2019 compared with $728,893 in Q2 2019 and $385,556 for Q3 2018. Increases in cost of sales as well as selling, general and administrative expenses in 2019 reflect the Company’s investment in operations and professional staff, research and development, and initial marketing and advertising campaigns to increase and improve production and establish SDI’s brand and position in the non-lethal market.

During this period inventory rose to $666,912 and accounts payable plus accrued liabilities to $862,400. These changes were due largely to investment in manufacturing operations and ramp up of production. During the nine months ending August 31, 2019 the Company has invested $207,677 in equipment for use in the manufacture of the Byrna HDand related products. The Company’s capital raise during the quarter offset a portion of these expenses and brought the cash balance to $1,881,377.

Going Concern

The Company has incurred a cumulative loss of $35,941,684 from its inception in 2005 through August 31, 2019. The Company has funded operations through the issuance of capital stock, warrants, convertible debentures and convertible notes. The Company has started to generate revenue from the sale of the Byrna HD and associated products. However, it still expects to incur significant losses before becoming profitable. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Significant Quarterly Information

The following represents selected information of the Company for the most recently completed financial quarter ended August 31, 2019.

	Three-	Three-
	month	month
	period	period
	August 31,	August 31,
	2019	2018
	(unaudited)	(unaudited)
	$	$

Net loss for the three- month period	(1,086,843)	(118,651)

Basic and diluted loss per share	(0.010)	(0.001)
Total assets	4,112,436	2,657,085

Total liabilities	4,292,553	2,500,048
Cash dividends per share	-	-

Results of Operations

Financial highlights (unaudited) for the period ending August 31, 2019 with comparatives are as follows:

Operating Results	For the three	For the three
	months	months
	ended	ended
	August 31,	August 31,
	2019	2018

Sales	$307,101	$53,257
Cost of sales	$(247,679)	$(29,302)
Gross profit	$59,422	$23,955
Operating expenses	$(765,575)	$(386,870)
Other expenses -interest	$(109,572)	$(32,946)
Accretion	$(367,457)	$(29,991)
Change in fair value of derivative liabilities	$96,339	307,201
Net loss for period	$(1,086,843)	$(118,651)

Loss per share	($0.010)	($0.001)

Operating Results	For the nine	For the nine
	months	months
	ended	ended
	August 31,	August 31,
	2019	2018

Sales	$423,977	$220,115
Cost of sales	$(328,512)	$(148,515)
Gross profit	$95,465	$71,600
Operating expenses	$(2,597,402)	$(1,087,897)
Other expenses -interest	$(256,998)	$(100,125)
Accretion	$(672,517)	$(88,102)
Change in fair value of derivative liabilities	$742,106	$245,852
Net Loss for Period	$(2,689,346)	$(958,672)

Loss per Share	($0.026)	($0.010)

The Company’s selected information for the quarter ended August 31, 2019 (unaudited) and November 30, 2018 (audited) are as follows:

	August 31, 2018	November 30, 2018
Total current assets	3,509,711	2,231,669
Total assets	4,112,436	2,657,085
Total current liabilities	3,014,877	2,332,971
Total liabilities	4,292,553	2,500,048
Stockholders’ (deficiency) equity	(180,117)	157,037

Net loss for the three months ended August 31, 2019 was $1,086,843 ($0.010 per share) as compared to net loss of $118,651 ($0.001 per share) for the three-month period ended August 31, 2018.

During the quarter ended August 31, 2019, the Company expensed selling, general and administration expenses for $755,545 as compared to $385,556 for the three-month period ended August 31, 2018, thereby reflecting increase in costs primarily in research and development, payroll and consulting. Also refer to Quarter Highlights as detailed above.

Cash Flows

Net cash used in operations for the nine months ended August 31, 2019, was $2,244,482 as compared to $1,057,996 used for the nine months ended August 31, 2018. For major components of this change, refer to Q3 Highlights as detailed above.

The Company incurred a net loss of $2,689,346 for the nine months ended August 31, 2019, as compared to a net loss of $958,672 for the prior period ended August 31, 2018. For major components of this change, refer to Q3 Highlights as detailed above.

In addition, the Company’s closing inventory increased by $559,197 for the nine months ended August 31, 2019 as compared to an increase of $2,435 in 2018. This increase in inventory represents the investment in inventory required for production and sale of Byrna HD devices in the subsequent period.

Net cash flow from investing activities was an outflow of $207,677 during the nine-month period ended August 31, 2019 as compared to $388,349 for the nine-month period ended August 31, 2018. The Company acquired property and equipment for $185,560 and deposited $22,117 for equipment during the nine-month period ended August 31, 2019. The Company acquired patents for $110,000, property and equipment for $98,349 and deposited $180,000 for equipment during the nine-month comparative period ended August 31, 2018.

Net Cash flow from financing activities was a net inflow of $3,214,335 during the nine-month period ended August 31, 2019 as compared to net outflow of $40,357 for the nine-month period ended August 31, 2018. The increase in financing activities in 2019 was the result of cash raised from issuance of convertible notes for $4,250,265 and repayment of $1,035,930 of secured convertible debentures due for repayment during the period.

There was an overall increase in cash of $698,990 during the nine-month period ended August 31, 2019 as compared to a decrease in cash of $1,491,142 during the nine-month period ended August 31, 2018.

Liquidity and Capital Resources

As at August 31, 2019, cash and cash equivalent was $1,881,377, as compared to $1,182,387 at November 30, 2018. Through August 31, 2019 the Company raised $2,080,265 through the sale of convertible notes (see note 9). Proceeds have been used to extinguish previously issued secured convertible debentures as well as to retain cash on hand to fund operations. As the Company prepares to grow and build stocking inventories, credit terms with suppliers have been negotiated to help fund investment in inventories and working capital.

At August 31, 2019, the Company had a working capital of $494,834. The major components are cash and cash equivalent $1,881,377; prepaid expenses and other receivables $793,420; inventory for $666,912; accounts receivable for $112,140; deferred costs for $55,862; derivative liabilities for $214,200; convertible notes for $1,924,957; deferred revenue for $13,320 and accounts payable and accrued liabilities of $862,400.

At November 30, 2018, the Company had a working capital deficit of $101,302. The major components are cash and cash equivalent $1,182,387; prepaid expenses and other receivables $901,247; accounts receivable for $18,914; inventory for $129,121; derivative liabilities for $957,301, secured convertible notes for $978,361 and accounts payable and accrued liabilities of $397,309.

Management has in the third quarter raised capital to help satisfy future debt obligations. This capital is essential to fund future operations, additional capital will likely be required in order to fund future operations.

Related party transactions

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

Nine months ended August 31, 2019

As of August 31, 2019, there are no amounts receivable from related parties.

The Company expensed $66,667 for services provided by Jensen as CEO through March 31, 2019, which includes an obligation of the Company to issue shares for $20,000.

The Company expensed $50,000 for services provided by Malhotra, CFO of the Company, which was paid to a corporation in which the CFO has an ownership interest.

The Company expensed $43,200, which includes $25,200 for the issuance of 180,000 common shares for services, pursuant to a consulting contract, for services provided by Thrasher, a former director of the Company.

The Company expensed $90,000 for services provided by Buys, CTO of the Company, and an additional $8,333 for royalties. The Company expensed $12,681 for the value of that portion of 1,500,000 options granted to Buys that vested during this period. As at August 31, 2019, the Company owes Buys $16,333.

The Company expensed $136,374 for services provided by Ganz, President of the Company and, effective April 1, 2019, CEO of the Company, which includes $46,667 for issuance of 333,333 common shares and $52,500 for issuance of convertible notes.

The Company expensed $119,385 for services provided for Wager, CLO of the Company, which includes $35,000 for issuance of 250,000 common shares and $42,500 for issuance of convertible notes.

The Company expensed $16,200 for office rent including services to a corporation owned and controlled by Ganz, President and, effective April 1, 2019 CEO of the Company. As of August 31, 2019, the Company has a payable due to that corporation of $8,120.

Current directors and officers of the Company participated in the April 22, 2019, May 20, 2019 and July 22, 2019 financing for 316 units for total proceeds of $315,588, of which $70,000 was issued for services rendered.

Amounts owing to related parties are unsecured, non-interest bearing and due on demand.

Nine months ended August 31, 2018

As of August 31, 2018, there were no amounts receivable from related parties.

As of August 31, 2018, the Company had a payable of $103,906 to related parties to be settled by issuance of stock.

The Company expensed $150,000 for services provided by Jensen, COO and President of the Company through July 13, 2018 and, CEO of the Company effective July 13, 2018.

The Company expensed $34,875 for services provided by Malhotra, CFO of the Company, which was paid to a corporation in which Malhotra has an ownership interest, in accordance with his consulting contract.

The Company expensed $116,575 which includes $18,000 for issuance of proportionate shares per his contract, for services provided by Dean Thrasher as CEO of the Company through July 13,2018 and as Executive Chairman of the Company effective July 13, 2018, which was paid to a corporation in which the CEO has an ownership interest, in accordance with the consulting contract (See also note 7). The Company also expensed $39,046 for the value of that portion of the 1,150,000 options granted to Thrasher that vested during this period.

The Company issued 507,550 common shares to NEIP at a price of $0.12 per share to satisfy the payment of $62,500 for services rendered due in December 2017.

On April 13, 2018, the Company employed Mr. André Buys (“Buys”) as the CTO with compensation of $10,000 per month over a three-year period and granted Buys options to acquire a total of 1,500,000 common shares. The Company expensed $46,667 paid to Buys, and expensed $6,341 for the value of that portion of his 1,500,000 options that vested during this period. See Note 7(a).

Effective June 1, 2018 the Company entered into a consulting agreement (the “Consulting Agreement”) with Bryan Ganz pursuant to which Mr. Ganz served as President of the Company. By the terms of the Consulting Agreement, Mr. Ganz was to be paid annually $200,000 in the Company’s common shares for his services, subject to stock exchange approval. The common shares were to be issued quarterly, ending March 31, 2019. For the Company’s fiscal third and fourth quarters Ganz was to be paid 500,000 common shares for each quarter. The Company accrued expenses of $72,573 as the cost of shares issued to Ganz for services.

Effective December 1, 2017, the Company leased office premises at Wakefield, Massachusetts, USA for rent of $700 per month from a corporation owned and controlled by a director of the Company. The Company expensed $6,300 as office rent for the nine-months ended August 31, 2018. As of August 31, 2018, the Company had a payable for $3,940 for the rent.

Off-balance sheet arrangements

The Company has no significant off-balance sheet arrangements at this time.

Subsequent events

a)

The Company entered into a Securities Purchase Agreement (the "Agreement") with several investors (the "Purchasers") and Northeast Industrial Partners, LLC as collateral agent for the Purchasers to sell up to $3,000,000 of units, with each $1,000 of units consisting of (i) a $1,000 convertible promissory note (collectively the "Notes"), convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand warrants (the "Warrants") each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. On September 16, 2019, the Company closed on the sale of an additional $818,000 of the Units.

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

b)	On September 23, 2019, 156,000 warrants were exercised for proceeds of $20,280.

Outstanding share data

As of October 13, 2019, the Company had 104,177,837 issued and outstanding shares of common stock.

Dividends

The Company has not, since the date of its inception, declared or paid any dividends on its Common Shares and does not currently intend to pay dividends. Earnings, if any, will be retained to finance further growth and development of the business of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

            (a) SDI maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by SDI in the reports that it files or submits under the 1934 Act, is accumulated and communicated to SDI’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2019, SDI’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of SDI’s disclosure controls and procedures. Based on that evaluation, SDI’s Principal Executive Officer and Principal Financial Officer concluded that SDI’s disclosure controls and procedures were not effective due to the following significant deficiency:

Inherent in any small business is the pervasive problem involving segregation of duties. Since SDI has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle.

In order to correct the foregoing significant deficiency, the Company has taken and is taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  The Company has had several directors with business experience who have spent time with the business.
  The Company has established an audit committee of its board of directors. The audit committee will provide oversight of the Company's accounting and financial reporting. Transactions that are complex are being referred to an outside consultant.
  The Company is implementing SAP, a new accounting integrated software to facilitate centralized collection of financial data.

Accordingly, SDI’s management has added compensating controls to reduce and minimize the risk of a material misstatement in SDI’s annual and condensed interim consolidated financial statements.

            (b) Changes in Internal Controls. There were no changes in SDI’s internal control over financial reporting during the quarter ended August 31, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Uncertainty of Revenue Growth

There can be no assurance that the Company can generate substantial revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. The Byrna HD is a brand new Gen 1 product and its adoption by the market remains unknown. Among other things, production delays, excessive costs, performance failures, or negative publicity could stall or prevent its success in the market and generation of revenue. Anticipated licensing alliances for the Company’s collapsible head projectile may fail if testing of the mated Safariland product is not successful. In addition, the Company may increase further its operating expenses in order to fund increase its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company’s business, operating results and financial condition will be materially adversely affected.

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

Dependence on Key Suppliers, Sufficient Quantities of Components, and Commercially Reasonable Terms

Future operating results depend upon the Company's ability to obtain components in sufficient quantities on commercially reasonable terms. The Company may be able to purchase certain key components of its products from a limited number of suppliers, subjecting it to supply and pricing risks. Failure of a supplier's business or consolidation within the industry could further limit the Company's ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis could delay or stop production and result in possible lost sales.

Dependence on Third Parties for Product Manufacturing, Logistics and other Services

The Company also relies on third parties, including businesses located outside of the U.S., to source and inspect components, assure adequate and quality parts inventory, to assemble, kit and ship its products, to provide warranty repair services, and to market and sell the Byrna HD in certain territories. These arrangements lessen the Company's direct control over production, distribution, and some customer service functions. Loss of any of these relationships or failure of any of these third parties to perform as expected would adversely affect the Company's operations, sales, revenue, margins, and reputation.

Risk of Quality Problems

The Company sells complex products including products that are new to the market and do not have a long performance history. These products may contain certain design and manufacturing defects including defects in materials and components that the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the products it sells. Accordingly, the Company's products may experience quality and service problems from time to time that could result in decreased sales and operating margin and harm to the Company's reputation.

Product Liability

The Company may be subject to proceedings or claims that may arise in the ordinary conduct of the business, which could include product and service warranty claims, which could be substantial. If its products fail to perform as warranted and the Company fails to quickly resolve product quality or performance issues in a timely manner, sales may be lost and it may be forced to pay damages. Any failure to meet customer requirements could materially affect its business, results of operations and financial condition. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of its products, material warranty expense, diversion of technological and other resources from its product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, value added resellers, systems integrators, original equipment manufacturers and end-users, any of which could have a material adverse effect on the Company’s business, operating results and financial conditions.

The Company currently has general liability insurance that includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Company. A product recall could have a material adverse effect on the business or financial condition of the Company.

Strategic Alliances

The Company relies upon, and expects to rely upon, strategic alliances with original equipment manufacturers and others for the manufacturing, licensing, and distribution of its products. There can be no assurance that such strategic alliances can be achieved, will be extended or renewed, or will achieve their goals.

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

Health and Safety

Health and safety issues related to its products may arise that could lead to litigation or other action against the Company, to regulation of certain of its product components, or to negative publicity. The Company may be required to modify its technology and may not be able to do so. It may also be required to pay damages that may reduce its profitability and adversely affect its financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect the Company’s ability to market certain of its products and, in turn, could harm its business and results from operations.

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

Insurance and Uninsured Risks

The Company’s business is subject to a number of risks and hazards including industrial accidents, loss of parts or finished goods in inventory or shipment, labor disputes and changes in the regulatory environment. Such occurrences could delay or halt production, result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Company maintains liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Company may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Company could incur significant costs that could have a materially adverse effect upon its financial position. The Company does not currently carry freight, inventory or auto insurance among other things, which could result in uninsured losses in those areas.

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

In January 2019, the Company made a share issuance to a corporation owned and controlled by Thrasher, executive chairman of the Company, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.1482 for total consideration of $26,676 due January 15, 2018.

In January 2019, the Company made a share issuance to the Chief Legal Officer (“CLO”) pursuant to a consulting agreement. The Company issued 166,666 common shares at a price of $0.1482 for a total consideration of $24,700, due January 15, 2019.

In January 2019, the Company made a share issuance to a consultant pursuant to a consulting agreement. The Company issued 134,938 common shares at a price of $0.1482 per share to satisfy the payment of $19,998 due January 15, 2019.These shares were cancelled in June 2019, and the Company subsequently paid the consultant $19,998 in cash.

On April 1, 2019 the Company made a share issuance to Ganz, pursuant to his consulting agreement dated June 1, 2018. The Company issued 333,333 common shares at a price of $0.14 per share to satisfy payment for $46,665.

On April 1, 2019 the Company made a share issuance to Wager for her services pursuant to board resolution. The Company issued 250,000 common shares at a price of $0.14 per share to satisfy payment for $35,000.

On April 1, 2019 the Company made a share issuance to a corporation owned and controlled by Thrasher, pursuant to a consulting agreement. The Company issued 180,000 common shares at a price of $0.14 for a total consideration of $25,200.

On May 22, 2019, the Company made a share issuance to a consultant for services pursuant to the consulting agreement. The Company issued 300,000 common shares at a price of $0.14 per share for a total consideration of $42,000

Item 3. Defaults Upon Senior Securities

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

SECURITY DEVICES INTERNATIONAL, INC.

Date: October 13, 2019

By: /s/ Bryan Ganz
Bryan Ganz, Principal Executive
Officer

Date: October 13, 2019

By: /s/ Rakesh Malhotra
Rakesh Malhotra, Principal
financial and Accounting Officer