Form 10-K
period 2019-11-30
Byrna Technologies Inc.
filed 2020-05-18
CIK 1354866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-132456

BYRNA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

107 Audubon Road, Bldg. 2, Suite 201	01880
Wakefield, MA
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including area code: 978-868-5011

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (May 31, 2019) was approximately $15,827,958.16 based upon a share valuation of $0.14 per share.

As of May 6, 2020, the Company had 124,792,754 issued and outstanding shares of common stock.

Documents incorporated by reference: None

EXPLANATORY NOTE

Byrna Technologies Inc. is a voluntary filer on the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is therefore not subject to, or required to file reports pursuant to, Section 13 or Section 15(d) of the Exchange Act.

TABLE OF CONTENTS

References in this Annual Report on Form 10-K to the "Company," "we," "us" or "our" refer to Byrna Technologies Inc. (formerly known as Security Devices International Inc.).

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (of this "Report") and the documents we have filed with the Securities and Exchange Commission (the "SEC") that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

PART I

ITEM 1. BUSINESS

Overview

We are an emerging non-lethal technology company, specializing in the development and manufacture of innovative less-lethal equipment and munitions. We have two main product lines. Our first main product line and primary focus is our Byrna® line of handheld personal security devices. The Byrna® product line includes the Byrna HD, our first handheld personal security device which is designed to be used by both civilians and private security professionals, as well as accessories and third-party products that are compatible with the Byrna HD, including the projectiles used in the Byrna HD. Our second, legacy, line of business is the sale of less-lethal munitions designed for 40MM rifled launchers utilized by law enforcement, correctional services and military markets. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and "payload" rounds carrying a variety of payload packages including chemical irritants and various marking products designed to deter or identify instigators in riot situations. Our flagship product in this market is the 40mm blunt impact projectile ("BIP"), which uses patented collapsible gel head technology. In addition to our two main product lines we sell two 12 gauge less-lethal impact rounds: a bean bag round and a rubber fin.

We primarily sell our products to the consumer, private security, law enforcement and military end markets in the United States, Canada and South Africa. Historically, we sold our products primarily to law enforcement, correctional facilities and military end markets in the United States and Canada through our SDI online store and historic relationships. We sell our new Byrna HD directly to consumers through a new Byrna e-commerce site and at gun shows and other events, and to dealers and distributors in the United States and South Africa. We also recently received our first stocking order for 208 Byrna HD original Ready Kits (which includes the Byrna HD, a case, a spare magazine, two of our proprietary CO2 cartridges and 15 assorted Byrna HD projectiles) and ammunition from C-A-L Ranch Stores, a chain store with twenty-six locations across four states. In South Africa, we sell the Byrna® HD and related products directly and through an authorized manufacturer's distributor.

Byrna® Products

The Byrna HD

The Byrna HD, launched in 2019, is the first product in our Byrna® line of handheld less-lethal personal security devices. The Byrna HD is a compact, ergonomically designed, handheld personal security device with the size and form factor of a compact handgun. It is easy to use, with virtually no recoil, and is designed to fire accurately with an effective range of 60 feet. The Byrna HD utilizes several of our proprietary patents and more than 60 custom designed parts. The Byrna HD comes with multiple easily reloadable magazines that can hold five .68 caliber rounds, including highly effective chemical irritant projectiles designed to burn an assailant's eyes and affect the respiratory system upon contact, impact projectiles that can be used for self-defense or training, and inert rounds for training. See "Byrna HD Projectiles" below. The Byrna HD is fitted with a picatinny rail that allows owners to mount accessories, including laser sights and or flashlights, so that even novices can fire with a high degree of accuracy. It is designed to provide a non-lethal alternative to a firearm, effective at deterring and temporarily incapacitating an intruder or would be assailant at a safer stand-off distance than pepper spray or stun guns. The Byrna HD is available in multiple colors and can be purchased separately or as part of a kit with various accessories and projectiles. One version of the kit, which contains only yellow or other brightly colored launchers  and does not come with chemical irritant projectiles, is designed to be compliant in states and municipalities that prohibit chemical irritant projectiles.

We believe that the Byrna HD fills a perceived need in both the civilian and professional markets. It provides private security officers, including those not licensed to carry a firearm, as well as peace and corrections officers, with an effective, non-lethal option in their arsenals. Moreover, it provides ordinary civilians - homeowners and renters, RV owners and campers, truckers, real estate agents, parents and grandparents, and anyone whose day to day travels expose them to the threat of a would be assailant- with an effective non-lethal tool to reduce their exposure to risk and help ensure the safety of their person, property and loved ones.

In February of 2019, the Company launched its online store for the Byrna HD and held its official product launch, in conjunction with Daytona Speedweek, where the Company was an associate sponsor of the #52 Byrna Ford, driven by Cody Ware, and maintained a display booth where race fans had the opportunity to see and hold Byrna prototypes, take pictures with the #52 Byrna Ford, and place pre-orders. Deliveries of the Byrna HD began in late March 2019 when the Company began shipping to Dave Sheer Guns in South Africa. At the end of May the Company began shipments to customers in the U.S. The market response has been exciting and has supported the strength of our conviction in the Byrna HD. As of May 6, 2020, we have received orders for more than 4500 launchers.

Byrna HD Projectiles

The Byrna HD fires .68 caliber round plastic projectiles. We manufacture and sell four types of rounds for the Byrna HD: two formulations of chemical irritant rounds, solid kinetic rounds, and inert rounds.

Our Byrna HD chemical irritant projectiles are currently produced with two different formulations of chemical irritant to ensure compliance with local and State laws in the United States where one or the combination of ingredients in our proprietary rounds is prohibited or all natural rounds are mandated. The chemical irritant projectiles are designed to burst on impact in order to release a cloud of micro-pulverized powder that burns an assailant's eyes and can affect the respiratory system. We believe that these projectiles are more effective at deterring and delaying a would be assailant than traditional pepper projectiles in use by law enforcement and prison guards because they are formulated to immediately incapacitate an assailant rather than to gain compliance.

Our Byrna HD kinetic projectiles are impact projectiles that that can be used for self-defense or training. The Byrna HD kinetic projectiles do not contain any payload but are instead solid projectiles that do not break upon impact. These projectiles are meant to deter and delay an attacker and can be used in states where chemical irritant rounds are prohibited in non-aerosol form as well as for training.

Our Byrna HD inert projectiles are filled with inert powder to imitate the weight and dispersion of our chemical irritant projectiles without their effect, and are designed to be used for training.

Byrna HD Accessories

In addition to the Byrna HD projectiles, we also manufacture and sell separately the following products for our Byrna HD:

  a carrying case
  spare magazine clips
  a spare magazine carrier
  our proprietary Byrna 8 gram CO2 cartridges
  a variety of concealed carry and tactical holsters
  an oiler and maintenance kit
  a Crimson Trace flashlight
  a Crimson Trace rail master laser sight (in both red and green)
  our Byrna target for shooting practice

40 MM Less-Lethal Projectiles

We sell less-lethal munitions designed for 40mm rifled launchers in the law enforcement, correctional services and military markets. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and "payload" rounds carrying a variety of payload packages such as CS powder (the same chemical as traditional tear gas), OC powder (the chemical in most pepper sprays), DNA marking liquids, mal-odorants, and other marking products designed to deter, disorient, or mark instigators in riot situations.

Our flagship product in this market is our 40mm BIP, which uses patented collapsible gel head technology. We believe our product is the best 40mm kinetic energy impact round currently on the market. However, in 2017 we concluded that the customer acquisition cost associated with selling the 40mm projectiles was uneconomical due to the extremely fragmented nature of the law enforcement market in the United States, the expense of performing required live fire demonstrations, and perceived resistance to changing suppliers or products.  As a result, we decided not to devote significant resources to the sale and marketing of the 40MM projectiles; however, we continue at this time to manufacture and sell these products to existing and new customers. We are no longer manufacturing our 12 gauge munitions but continue to sell our existing inventory. The financial burden on state and municipal governmental agencies created by Covid 19 may further impact the market for these products and affect the continued viability of this segment of the business.

We are party to a License and Supply Agreement with Safariland, LLC ("Safariland") pursuant to which Safariland is developing a product integrating our 40mm BIP. This product is in the testing phase and there is no guarantee that it will be successful. See "Manufacturing, Suppliers and Distribution" below.

Business Strategy

Our business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, and private security markets and (2) to provide civilians - including those whose work or daily activities may put them at risk of being a victim - with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property.

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments over the next decade. The global less-lethal market has been projected to approach $12 billion per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023). Based on the surge in web traffic and domestic orders we have experienced since the ongoing coronavirus pandemic began, we believe the pandemic has elevated security concerns and may further increase the demand for less-lethal weapons and munitions in both the professional security and consumer markets. The Company plans to respond to this growing demand through the production and distribution of the Byrna HD and development of additional products in the Byrna line.

Marketing and Sales

We have sought to raise brand awareness and market our Byrna line of products to customers through our NASCAR sponsorship, social media, our e-commerce website, and digital advertising. For the fiscal year ended November 30, 2019, our marketing was limited as we focused on ramping up and improving production. Since the fiscal year ended November 30, 2019, we have begun testing promotional specials, run banner ads, and sought to direct traffic to our e-commerce store through the use of social influencers, blogs, and other digital marketing tools.

In March 2020, we hired a director of sales and marketing who is responsible for building the e-commerce and social media marketing program for our Byrna HD, seeking to develop our brand through the creation of print and digital content and the use of appropriate influencers, creating and implementing a nationwide reseller program in the United States focused on expanding market penetration of our Byrna HD through gun shows and other direct to consumer events, and developing a distribution network of bricks and mortar outlets. We also appointed an executive vice president of international sales and marketing responsible for the development of global sales and a global distribution network for the Byrna HD. Additionally, we have engaged third-party marketing firms to provide us with professional brand management, including Maschmedt & Associates, which has been tasked with marketing our products to industry leading companies in the outdoor sporting goods channel.

We sell our Byrna line of products online on our e-commerce site, in brick and mortar stores, at gun shows, and to dealers and distributors. We sell our 40mm munitions through distributors in the U.S. and Canada and our online store for sales to government agencies.

Manufacturing, Suppliers and Distribution

 Byrna® Products

The component parts of the Byrna HD are primarily manufactured in facilities in South Africa, the U.S., China, and Mexico (in that order of importance), and the Byrna HD and magazines are currently produced and assembled in South Africa by Roboro Industries Pty LTD (“Roboro”) for sale and distribution in South Africa and the U.S.  Our proprietary CO2 cartridges are manufactured for us in Japan and shipped to the U.S. and South Africa for distribution. Roboro was a third-party supplier/manufacturer through the fiscal year ended November 30, 2019.  Effective as of May 5, 2020, the Company purchased 100% of the stock of Roboro and it became a wholly owned subsidiary of the Company. We anticipate opening a second manufacturing facility in the U.S. in the fiscal year ending November 30, 2020.

Our Byrna HD chemical irritant and inert projectiles and tactical holsters are manufactured in South Africa and shipped for sale in the United States. Our kinetic projectiles are manufactured in the U.S. The suppliers of our non-proprietary accessories including Crimson Trace products and concealed holsters are domestic, although they may import component products and materials.

40 MM Less-Lethal Projectiles

Development, supply and manufacturing of our 40 MM less-lethal projectiles have been conducted with one manufacturer in the United States since 2012. The current manufacturing agreement, which began in August 2017, provides the manufacturer with the exclusive right to manufacture and assemble the components of the 40 MM projectiles and to supply them in North America. The agreement is for a term of four years with an automatic extension for additional one- year terms if neither party has given written notice of termination at least sixty (60) days prior to the end of the then-current term.

In May 2017 we entered a License and Supply Agreement with Safariland, pursuant to which we license to Safariland certain BIP standard payloads for integration with a Safariland aluminum casing for the production of certain less-lethal impact munitions in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least ninety (90) days prior to the end of the then-current term. We are still in the testing phase for the resulting product; however, testing to date has not been successful. If our patented 40mm piston driven collapsible head projectile mated to a Safariland casing passes the testing regime, we would expect Safariland to market this product under the Def-Tec brand. The Company also has entered into an Agreement with Airtronics to supply the BIP® as the standard round to be sold with Airtronic's "Sonis" brand less-lethal launcher. Airtronics focuses on military sales around the world. The Company is working on the development of new munitions for the law enforcement market.

Backlog

 As a result of a recent influx of sales of our Byrna HD and supply chain disruptions, including, air freight and shipping constraints and the temporary shutdown of the production facility in South Africa (which has now reopened) as a result of the worldwide coronavirus pandemic, many of our Byrna HD products have been on backorder. We expect to fill our current backlog by mid-May provided that coronavirus-related air freight and shipping constraints allow us to do so.

Research and Development

We conduct research and development activities to enhance existing products and develop new products through our wholly owned subsidiary Byrna South Africa Pty LTD, at its facilities in South Africa, utilizing our personnel and strategic relationships. Research and development is underway related to possible improvements of existing products and new products, including a next generation Byrna HD product, a professional edition of the Byrna HD suitable for sale to law enforcement, and new less-lethal munitions for the Byrna product line.

Intellectual Property

The Company's Byrna® trademark was issued in the fourth quarter of 2019.  The Company also owns the "BIP" trademark and has applied to register its Byrna logo.

The Company owns fifty granted/pending patent applications worldwide. Of these patent applications:

• two are pending international patent applications in terms of the Patent Cooperation Treaty (the "PCT") have been filed in respect of the Byrna HD personal security device, and rights to file patent applications in all 153 contracting states of the PCT are reserved;

• thirty pertain to the shaped aerodynamic less-lethal gas propelled projectile, with patents granted in the U.S., Australia, China, Hong-Kong, Israel and 23 member states of the European patent convention, with only the Canadian patent application still pending;

• a further five patent applications are pending in the U.S. and South Africa in respect of darts connectable to the shaped aerodynamic projectile for use in animal husbandry, and to a shotgun wad for enabling the shaped projectile to be encapsulated in a 12gauge shotgun cartridge and fired from a 12gauge shotgun; and

• six have been granted in the U.S. for the Company's so called Blunt Impact Projectile ("BIP") and Wireless Electric Projectile ("WEP") technologies, and nine corresponding applications have been filed in Canada, France, Germany, India, Ireland, United Kingdom, (one application each) and Israel (two applications) in respect of the BIP technology, with a single corresponding patent application filed in Mexico for the WEP technology.

In addition to the patent applications listed, the company owns a further twenty three granted/ pending design patent applications worldwide. The design patent applications pertain to the specific design embodiments of the shaped aerodynamic projectiles, and various adaptations thereof, and to internal components and features of the Byrna HD personal security device. Design rights in the projectiles have been granted in the USA, Europe, Australia, Israel, Saudi Arabia, United Arab Emirates and South Africa.

Customers

We sell our Byrna® line of products directly to consumers online and at gun shows and other events as well as to third party retailers and distributors. We sell our 40mm products directly to existing customers and online to government agencies.

During the fiscal year ended November 30, 2019, we had three sales channels/customers account for approximately 77.6% of our product sales: Shopify, Inc., an online retail platform that sells our Byrna product line to individual customers, Afrisist, a distributor of our Byrna product line in Africa, and Safe Shot, Inc., a U.S. distributor of our Byrna product line at trade shows, gun shows and other special events in the U.S.

Competition

In the home and personal security markets our Byrna line competes with established manufacturers of stun guns, including Taser products, and manufacturers of other handheld CO2 powered launchers of chemical irritant projectiles, such as United Tactical Systems and Tippman, including companies with substantially more financial resources and brand recognition. We believe our product to be priced competitively and superior to the competition in terms of the quality, appearance, features, performance, and reliability, but we need to develop brand awareness and stay competitive in each of these areas to establish ourselves as first in class.

We compete for 40mm business with numerous companies in the defense technology industry, including companies with substantially more financial resources than we have, that offer similar products, including, but not limited to, Safariland Group, Combined Systems, Inc. and Pacem Defense.

Regulatory Matters

The manufacture, sale, and purchase of weapons, ammunitions, firearms, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the ATF and various state and international agencies that control the manufacture, export, import, distribution and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products. In order to manufacture, sell, import and export its 40mm products the Company maintains a Federal Explosives License 20, a Federal Explosives License 23, and a Federal Firearms License 10. The Byrna HD is a new product and may be subject to future legislation or regulation. Because it uses CO2, rather than gunpowder or other explosive to launch projectiles, the Byrna HD is not a “firearm” within the meaning of U.S. law. It is, however, subject to certain state and local regulations related to “pepper spray” or “tear gas” devices. Changes to or new interpretation of existing regulation could impact our ability to manufacture or sell the Byrna HD and its projectiles, which could impact our cost of sales or demand for our products.

Our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business. The handling of our technical data and the international sale of our products may also be regulated by the U.S. Department of State and Department of Commerce. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

We believe that existing federal, state, and local legislation relating to the regulation of firearms and ammunition do not have a material adverse effect on our sales of products. However, the regulation of firearms and ammunition may become more restrictive in the future, and any such developments might have a material adverse effect on our business, operating results, financial condition, and cash flows.

Employees

As of December 31, 2019, we had a total of 14 employees, including 5 part-time employees. None of our employees is represented by a union in collective bargaining with us. We believe that our employee relations are good.

Corporate History

We were incorporated in Delaware on March 1, 2005 under the name Security Devices International Inc. On February 26, 2020, we filed an amendment to our certificate incorporation with the Secretary of State of Delaware changing our name, effective March 4, 2020, to Byrna Technologies Inc. During the fiscal year ending November 30, 2019, we had two wholly-owned subsidiaries, Security Devices International Canada Corp. ("SDICC") and Byrna South Africa (Pty) Ltd. SDICC was dissolved  effective December 19, 2019.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. Information on the Company is available free of charge on the Company's websites at ir.securitydii.com and by clicking "Investors" at www.byrna.com.

ITEM 1A - RISK FACTORS.

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Risks Related to the Company and Our Business

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus (COVID-19) or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause disruptions in our business and the businesses of third-parties who we depend upon for materials and manufacturing. These disruptions could include disruptions of our ability to receive materials, manufacture our products, or distribute our products, as well as closures of our facilities or the facilities of our suppliers, manufacturers and customers. Any disruption of the businesses of our suppliers, manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, such outbreaks could disrupt our ability to timely file periodic reports required by the SEC or the stock exchanges on which the Company's common stock is listed, which may lead to the delisting or downgrading of our common stock on such stock exchanges.

In addition to the impacts the pandemic may have on our operations and administrative functions and those of our third-party suppliers and manufacturers, the demands the pandemic is placing on government agencies, law enforcement and potentially military organizations may impact the ability of customers and potential customers to purchase our 40mm products or future products directed at those sectors.  Similarly, the overall economic downturn, loss of jobs, loss of savings, and loss of disposable income and liquidity on the part of consumers could adversely affect the market for our Byrna HD and other consumer directed products we may introduce. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We have a history of operating losses and we cannot guarantee that we will ever achieve sustained profitability.

We have recorded a net loss attributable to common stockholders in all reporting periods since our inception. Our net loss for the years ended November 30, 2019 and 2018 were $4,409,785 and $2,153,474, respectively, and our accumulated deficit at November 30, 2019 was $37,662,123. We have refocused our operations towards the production, marketing and sales of our Byrna HD in an effort to increase profitability, there can be no assurance of success in reducing our net loss or becoming profitable.

We have a limited operating history on which you can evaluate the Company.

We have a limited operating history on which you can evaluate the Company. Although the corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna HD, our largest source of revenue, since April 2019. Moreover, the management team has a short tenure as such; the CEO and most key management personnel are only in their current positions since 2019. As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.

The Company is dependent on our relationships with key third party suppliers for our business.

The Company relies on certain third party suppliers for its business. The Company's future operating results depend upon our ability to obtain a sufficient amount, of a reliable quality, of these components on commercially reasonable terms. The Company may be able to purchase certain key components of its products from a limited number of suppliers, subjecting it to supply and pricing risks. Failure of a supplier's business or consolidation within the industry could further limit the Company's ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis could delay or stop production, result in possible lost sales and seriously threaten our liquidity, sources and uses of funds, and gross and net revenues.

The Company relies upon a limited number of third parties for manufacturing of our products, the shipping and handling our products and other similar services. A loss of any of such third party relationships would have a material adverse effect on our operating results.

The Company relies on third parties to source and inspect components, maintain adequate and quality parts inventory, to assemble, kit and ship its products, to provide warranty repair services, and to market and sell the Byrna HD. These arrangements lessen the Company’s direct control over production, distribution, and some customer service functions. Loss of any of these relationships or failure of any of these third parties to perform as expected would adversely affect the Company’s operations, sales, revenue, margins, liquidity, reputation and operating results. The Company’s dependence through April 2020 on a single third party for the manufacture and assembly and warranty repairs of the Byrna HD made it particularly vulnerable to that parties’ continued services on favorable terms. Following the acquisition of Roboro effective May 5, 2020, the Company’s ability to manage its new roles, integrate Roboro operations, and effect a smooth transition of Roboro’s operations and employees present additional risks and uncertainties. Difficulties in managing a smooth transition could have a material adverse effect on our operating results.

The Company is dependent on our relationships with third parties for the preparation of our financial statements, which allow us to meet our financial reporting obligations.

The Company utilizes third-party consultants to assist management in the preparation of our financial statements. The Company's ability to meet its future financial reporting obligations will, until such time as our in house resources are sufficient, continue to depend in part on such services provided by these third-parties. Changes in such third-party relationships, personnel, or capacity may impact our ability to timely file our financial statements, which could impact the Company's ability to maintain its current listings on the OTCQB and CSE. Failure to maintain such listings could materially adversely affect the Company's ability to raise capital.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a "going concern."

The Company has incurred a cumulative loss of $37,662,123 from inception to November 30, 2019. The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generates revenue from operations. However, it still expects to incur significant losses before the Company's revenues can sustain its operations. The Company's future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. Management's plans to continue operations include seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 launch of the Byrna® HD drove the fiscal 2019 revenue increase. In addition, subsequent to the fiscal year ended November 30, 2019, the Company (1) raised approximately $3.2 million through early warrant exercises and (2) exchanged all outstanding convertible debt for preferred stock, resulting in the Company no longer having any outstanding notes payable. See Note 20 for additional information. The Company may explore other financing alternatives to raise capital, if needed. There can be no assurance that such revenue will be generated, or financing will be available at all or on favorable terms. Based on these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

We may require additional capital in the future to support both our operations and growth plans. If we do not obtain such additional capital, our business prospects, financial condition and results of operations could be adversely affected.

The Company does not have adequate revenue to fund both its operations and growth plans and may require additional financing if it is unable to sustain its current revenues or generate substantial revenue growth. There can be no assurance that such financing will be available at all or on favorable terms. Failure to sustain its revenues or generate substantial revenue growth may result in the Company seeking to obtain such additional financing which could result in delay or indefinite postponement of the Company’s deployment of its products. Any such financing will dilute the ownership interest of the Company’s stockholders at the time of the financing and may dilute the value of their shareholdings.

If we are unable to successfully implement our business plan for the sale of Byrna HD, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. The Byrna HD is a brand new Gen 1 product and its long term adoption by the market remains unknown.  Among other things, production delays, including as a result of the coronavirus pandemic, excessive costs, performance failures, or negative publicity could stall or prevent its success in the market and generation of revenue. In addition, the Company may increase further its operating expenses in order to fund increases in its sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The failure to attract and retain key personnel could have an adverse effect on our operating results.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees or the inability to hire, train, and retain additional key personnel could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Bryan Ganz, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

Our performance is influenced by a variety of economic, social, and political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results.

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations firearm products, and ammunition. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

We depend on the sale of our personal security devices.

In 2019, we began selling Byrna HD to a wide variety of consumers, including but not limited to, gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection. The sale of such devices is influenced by a variety of economic, social, and political factors, which may result in volatile sales. Sales of the Byrna HD represented a substantial amount of our net sales for the year ended November 30, 2019.

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decline, and we may be exposed to liability.

The Company sells complex products including products that are new to the market and do not have a long performance history. These products may contain certain design and manufacturing defects including defects in materials and components that we purchase from third parties. There can be no assurance the Company will be able to detect and fix all defects in the products it sells.  Accordingly, the Company's products may experience quality and service problems from time to time that could result in decreased sales and operating margin and harm to the Company's reputation.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

The Company may be subject to proceedings or claims that may arise in the ordinary course of the business, which could include product and service warranty claims, which could be substantial. If its products fail to perform as warranted and the Company fails to quickly resolve product quality or performance issues in a timely manner, the Company’s reputation may be tarnished, potential sales may be lost, and the Company may be forced to pay damages. Any failure to meet customer requirements could materially affect the Company’s business, results of operations and financial condition. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of its products, material warranty expense, diversion of technological and other resources from its product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, value added resellers, systems integrators, original equipment manufacturers and end-users, any of which could have a material adverse effect on the Company’s business, operating results and financial conditions.

The Company currently has general liability insurance that includes product liability coverage. There is no assurance this insurance policy will cover all potential claims which may have a material adverse effect on the business or financial condition of the Company. A product recall could have a material adverse effect on the business or financial condition of the Company.

We sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Our products are used in activities and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

We maintain product liability insurance in amounts that we believe are reasonable, but there is no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Because many of our products are used for seasonal outdoor sporting activities, our operating results may be significantly impacted by unseasonable weather conditions. Additionally, the performance of our Byrna HD and CO2 cartridges may vary in certain weather conditions which may lead to less satisfactory performance and translate to slower sales when such weather conditions are extended. Accordingly, our operating results could suffer if weather patterns do not conform to current seasonal norms.

The seasonality of our sales may change in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

Our strategic alliances with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

The Company relies upon strategic alliances for the manufacturing, licensing, and distribution of its products. Our business depends upon our ability to manufacture and sell our products to our customers. We currently do not have the capabilities to manufacture and distribute our products and are required to enter into agreements with third parties for such services. Additionally, due to the introduction of our new product in the fiscal year ended November 30, 2019, we only began recently to establish a sales team for our product and require a third party for most sales of such product. We currently have agreements with third parties for manufacturing services, however, there can be no assurance that such strategic alliances can be maintained, will be extended or renewed, or will achieve their goals. If we enter into strategic alliances for distribution and sales or if any of our current strategic alliances are terminated or fail to achieve their goals, the Company's business, operating results and financial condition will be materially adversely affected.

If we are unable to establish sales, marketing and distribution capabilities or make adequate arrangements with third parties, including entering into strategic alliances with partners, for such purposes, we would not be able to successfully commercialize our products.

In order to commercialize our products, we must either acquire or develop marketing, sales and distribution capabilities or arrange for third parties, including entering into collaborations with partners, to perform some or all of these services. We currently have very limited marketing and distribution capabilities and sales force. To the extent that we internally develop a sales force, the cost of establishing and maintaining a sales force would be substantial and may exceed our cost effectiveness. The acquisition or development of a sales and distribution infrastructure could require substantial resources, which may divert the attention of its management and key personnel and defer its product development and deployment efforts. In addition, in marketing our products, we would likely compete with companies that currently have extensive and well-funded marketing and sales operations. Despite marketing and sales efforts, we may be unable to compete successfully against these companies. We may not be able to do so on favorable terms. We could rely on third parties to market and sell our products in certain territories, rather than establishing an internal sales force. When we contract with third parties, including entering into collaborations with partners, for the sale and marketing of our products, revenues depend upon the efforts of these third parties, which may not be successful. If we fail to establish successful marketing and sales capabilities or to make arrangements with third parties for such purposes, our business, financial condition, results of operations and prospects will be materially adversely affected.

The market for defense technology is in a state of technological change which could have a material adverse impact on the Company's business, financial condition and results of operations.

The market for defense technology, which the Company's products and services are characterized, is associated with rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industries it serves and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements. There can be no assurance that the Company will successfully develop new products or enhance and improve its existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over the Company's products or which render the products currently sold by the Company obsolete or less marketable. Apart from the industry as a whole, the less-lethal sector moves somewhat slower in the adaptation and integration of new products.

The Company must commit significant resources to developing new products before knowing whether its investments will result in products the market will accept. To remain competitive, the Company may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts and result in increased operating expenses.

The defense technology industry is a highly competitive industry and our success depends upon our ability to effectively compete with numerous worldwide business.

We face competition from a number of businesses, including worldwide businesses, many of which have substantially greater financial resources and operating scale than we do. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense competition in some key markets, which could affect the profitability of the contracts and sales we do win.

If we cannot successfully compete in our industry and business segments, our business, financial condition and results of operations could suffer.

The Company is subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.

The Company is subject to numerous federal, provincial, state and local environmental, health and safety legislation and measures relating to the manufacture of ammunition. There can be no assurance that the Company will not experience difficulties with its efforts to comply with applicable regulations as they change in the future or that its continued compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on the Company's results of operations, business, prospects and financial condition. The Company's continued compliance with present and changing future laws could restrict the Company's ability to modify or expand its facilities or continue production and could require the Company to acquire costly equipment or to incur other significant expense.

Changes in government policies and firearms legislation could adversely affect our financial results.

The sale, purchase, ownership, and use of ammunition is subject to numerous and varied federal, state, and local governmental regulations. Federal laws governing firearms and ammunition include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act, and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale, and possession of firearms and ammunition. We hold all necessary licenses to legally sell the ammunition that we sell in the United States and export and import to and from Canada.

Currently, the federal legislature and several state legislatures are considering additional legislation relating to the regulation of firearms and ammunition. These proposed bills are extremely varied. If enacted, such legislation could effectively ban or severely limit the sale of affected firearms and ammunition. In addition, if such restrictions are enacted and are incongruent with any products we manufacture or sell, we could find it difficult, expensive, or even practically impossible to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business.

Health and safety risks could expose us to potential liability and adversely affect our operating results and financial condition.

Health and safety issues related to our products may arise that could lead to litigation or other action against the Company, to regulation of certain of its product components, or to negative publicity. The Company may be required to modify its technology and may not be able to do so. It may also be required to pay damages that may reduce its profitability and adversely affect its financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect the Company's ability to market certain of its products and, in turn, could harm its business and results from operations.

We are exposed to operating hazards and uninsured risks that could adversely impact our operating results and financial condition.

The Company's business is subject to a number of risks and hazards including loss of parts or finished goods in inventory or shipment, labor disputes and changes in the regulatory environment. Such occurrences could delay or halt production or sale of goods, result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Company maintains liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Company may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Company could incur significant costs that could have a materially adverse effect upon its financial position. The Company does not currently carry freight or inventory insurance among other things, which could result in uninsured losses in those areas.

Certain of our officers and directors may in the future become affiliated with entities engaged in business activities similar to ours.

Certain officers and directors of the Company may become associated with other companies in the same or related industries which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to the best interests of the Company. The directors and certain officers of the Company have either other full-time employment or other business, or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers. Accounting for the Company's wholly owned subsidiary, Byrna South Africa Pty Ltd, is handled by a firm whose principal is related to the Company's Chief Technology Officer.

Tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations.

General trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese-made goods taking effect. These tariffs currently affect some of the components of our products we import from China, and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. While we continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information.

In addition, a number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. We will continue to monitor and assess the impact of state law developments, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and it may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with Australian, U.S. or other international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking including a widespread ransomware attack encrypting corporate IT equipment, a directed motivated attack against us or a data breach or cyber incident happening to a third party network and affecting us. Regardless of our efforts, there may still be a breach and the costs to eliminate, mitigate or address the aforementioned threats and vulnerabilities before or after a cyber incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of service and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. We could also be negatively affected by existing and proposed laws and regulations and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.

The expansion of our business internationally would expose us to trade sanctions and other restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act, anti-boycott provisions and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for becoming and staying compliant, and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition.

Risks Related to our Intellectual Property

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends upon our proprietary technology. Our protective measures, including patent and trade secret protection, may prove inadequate to protect our proprietary rights. The right to stop others from misusing our trademarks, service marks, and patents in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any patent that we have or may obtain may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

While we believe that our products and intellectual property do not infringe upon the proprietary rights of third parties, a substantial portion of our commercial success depends upon the Company not infringing intellectual property rights of others. The Company may become subject to claims by third parties that its technology infringes their intellectual property rights. There is no assurance that were a lawsuit to be brought by a third party, the Company would prevail. The Company may also become subject to these claims through indemnities that it provides to end-users, manufacturer's representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management's attention from our business. If our products were found to infringe a third party's proprietary rights, we could be required to enter into costly royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Risks Related to our Securities

An active trading market for our common stock may not develop or be sustained.

An investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed in Canada on the CSE and in the United States for quotation on the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been limited, and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

  investors may have difficulty buying and selling or obtaining market quotations;
  market visibility for shares of our common stock may be limited; and
  a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

We may not maintain qualification for CSE or OTCQB inclusion, and therefore you may be unable to sell your shares.

Our common stock is eligible for listing on the CSE and quotation on the OTCQB. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for listing on the CSE or quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, including filing our quarterly and annual reports, which could be caused by the effects of COVID-19 on our reporting abilities, any quotation in our common stock could be conducted on the OTC Pink Market, which is an unorganized and often liquid market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our common stock.

Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

  actual or anticipated fluctuations in our quarterly or annual operating results;
  changes in financial or operational estimates or projections;
  conditions in markets generally;
  changes in the economic performance or market valuations of companies similar to ours; and
  general economic or political conditions in the United States or elsewhere.

In addition, if we our unable to successfully implement our new business plan, even if by only a small margin, there could be significant impact on the market price of our common stock. Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

In some cases, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

Our common stock is listed on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our stock price; in addition, investors may not be able to easily move stocks for trading between such markets.

Our common stock is already admitted to trading on CSE and the OTCQB. Price levels for our ordinary shares could fluctuate significantly on either market, independent of our share price on the other market. Investors could seek to sell or buy our shares to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility on either exchange with respect to both our share price and the volume of shares available for trading. In addition, holders of shares in either jurisdiction will not be immediately able to transfer such shares for trading on the other market without effecting necessary procedures with our transfer agent. This could result in time delays and additional cost for our shareholders.

Exercise of options or warrants or conversion of convertible securities may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise or conversion of some or all of our outstanding options, warrants, or convertible securities could result in significant dilution in the percentage ownership interest of our existing stockholders and in a significant dilution of voting rights and earnings per share.

As of May 6, 2020, we had outstanding (i) warrants to purchase up to 27,954,947 shares of our common stock at a weighted exercise price of approximately $0.20 per share, (ii) options for the issuance of up to 6,726,667 shares of our common stock upon exercise under our stock incentive plan, and (iii) 1,391 preferred shares, each convertible at a ratio 0.15/5000 to common stock under certain conditions.

To the extent options and/or warrants and/or conversion rights are exercised (including with respect to the warrants), additional shares of common stock will be issued, and such issuance will dilute stockholders.

Our common stock may be considered a "penny stock," and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered a "penny stock" if it does not qualify for one of the exemptions from the definition of "penny stock" under Section 3a51-1 of the Exchange Act. Our common stock may be a "penny stock" if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a "recognized" national exchange; or (iii) is issued by a company (such as ours) that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

You may face significant restrictions on the resale of your shares due to state "blue sky" laws.

Each state has its own securities laws, often called "blue sky" laws, which (1) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Report. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our Management’s Report on Internal Controls found our internal controls as of November 30, 2019 not to be effective, there may continue to be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Given the size of our company and the limited number of fulltime employees that we have employed, there may continue to be certain limitations on the effectiveness of our internal controls. Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover

Our Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of common stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of common stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with "interested stockholders." Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions cold limit the price that investors might be willing to pay in the future for shares of our common stock and impede the ability of the stockholders to replace management.

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. We also may have entered into contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends for the foreseeable future. Therefore, you should not invest in our common stock in the expectation that you will receive dividends.

The holders of our Series A Preferred Stock may have the right to vote as a separate class at certain special stockholder meetings.

At any time that there are at least 423 shares of Series A Preferred Stock outstanding, the Company shall not, without the affirmative vote of the holders of at least eighty percent (80%) of the total number of shares of Series A Preferred Stock then outstanding, voting together as a separate class at a meeting or consenting in writing, be able to approve certain amendments to the Certificate of Incorporation or Bylaws despite approval by our common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 107 Audubon Road, Suite 201, Wakefield, Massachusetts 01880. The Company rents the facility at this location, at a monthly rent of $700 plus utilities and other variable costs which averages $2,089.62 monthly, from a Company controlled by our Chief Executive Officer. We also have a distribution center in Ft. Wayne Indiana located at 2107-3111 Cannongate Drive, Fort Wayne, Indiana 46808. The facility at Fort Wayne is leased for $2,472.71 per month and expires on March 1, 2020.

The Company currently plans to move to a new corporate headquarters. We believe that our current and planned facilities are sufficient for our anticipated needs, or that suitable additional or substitute space will be available on commercially reasonable terms for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Our common stock is listed for quotation in the United States on the OTCQB market and in Canada on the Canadian Securities Exchange ("CSE") under the symbol "BYRN." Prior to our name change, our common stock was listed on the OTCQB under the symbol "SDEV" and on the CSE under the symbol "SDZ." The Company delisted from the TSX-V during the week of October 15, 2018 after listing with the CSE. There is currently a limited trading market for our common stock on both the OTCQB and CSE.

The following table shows the high and low market prices on the OTCQB for our shares for each fiscal quarter for the two most recent fiscal years on the OTCQB:

Fiscal Quarter Ended	High	Low

Through February 29, 2020	$0.26	$0.04
November 2019	$0.18	$0.12
August 2019	$0.19	$0.13
May 2019	$0.15	$0.12
February 2019	$0.16	$0.08

November 2018	$0.17	$0.13
August 2018	$0.18	$0.14
May 2018	$0.19	$0.14
February 2018	$0.17	$0.13

The following table shows the high and low market prices on the TSX-V and CSE for our shares for each fiscal quarter for the two most recent fiscal years.

Fiscal Quarter Ended	High	Low
	CAD $	CAD$
Through February 29, 2020	$0.345	$0.16
November 2019	$0.23	$0.16
August 2019	$0.24	$0.17
May 2019	$0.195	$0.16
February 2019	$0.20	$0.12

November 2018	$0.23	$0.19
August 2018	$0.24	$0.18
May 2018	$0.24	$0.18
February 2018	$0.21	$0.17

On February 29, 2020, there were 106 holder(s) of record of our common stock.

We have not paid any cash dividends on our common shares to date and do not currently intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition of the Company. The payment of any future cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

 The following table sets forth information as of November 30, 2019 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	6,226,667	0.1675	12,766,607
Equity compensation plans not approved by security holders	0	0	0
Total	6,226,667	0.1675	12,766,607

(1) All outstanding options have been issued pursuant to the Company's 2017 Incentive Stock Option Plan which was approved by the Board and by the shareholders at the Company's 2017 annual shareholder meeting. In October 2018, the Company stopped trading on the Toronto Stock Exchange and began trading on the Canadian Stock Exchange.  On October 13, 2019 the Board approved certain technical amendments to the 2017 stock option plan to conform to the CSE policies.  Those amendments ("First Amendment to the 2017 Stock Option Plan") are subject to approval by a majority of the Company's shareholders either by consent or at the next annual meeting.

(2) This includes 2,180,000 fully vested options granted in December 2019 with an exercise price of $0.19 to nine individual employees as year-end bonuses in recognition of work done in the fiscal year ended November 30, 2019, 110,000 fully vested options granted in December 2019 with an exercise price of $0.19 to three individual consultants as year-end bonuses in recognition of work done in the fiscal year ended November 30, 2019, and 1,075,000 fully vested options granted in December 2019 with an exercise price of $0.19 to directors as compensation for work done in the fiscal year ended November 30, 2019.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6: CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in Item 8 of this report.

We develop, manufacture and sell less-lethal ammunition and security devices. These products are used by the military, correctional services, police agencies, private security and consumers. We have two main product lines. Our first main product line and primary focus is our Byrna® line of personal security devices and related products. The Byrna® product line includes our Byrna® HD, our first handheld personal security device, which has the size and form factor of a compact handgun and is designed to be used by both civilians and private security professionals, as well as accessories and third-party products that are compatible with the Byrna® HD, including the projectiles used in the Byrna® HD. Our second, legacy, line of business is the sale of less-lethal munitions designed for 40MM rifled launchers utilized by law enforcement, correctional services and military markets. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and "payload" rounds carrying a variety of payload packages including chemical irritants and various marking products designed to deter or identify instigators in riot situations. Our flagship product in this market is the 40mm blunt impact projectile ("BIP"), which uses patented collapsible gel head technology. In addition to our two main product lines we sell two 12 gauge less-lethal impact rounds: a bean bag round and a rubber fin.

Our business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, and private security markets and (2) to provide civilians - including those whose work or daily activities may put them at risk of being a victim - with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property.

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade, particularly given the fear caused by the recent COVID-19 pandemic. The less-lethal market has been projected to approach 12 billion dollars per year by 2023 (Statistics MRC. Non-Lethal Weapons - Global Market Outlook (2017-2023)). The Company plans to respond to this demand for less-lethal products through the serial production and distribution of the Byrna® HD and expansion of the Byrna product line.

Our revenue was $924,419 in 2019, of which over 50% was generated outside of the US.

RESULTS OF OPERATIONS

We are significantly impacted by COVID-19, experiencing both positive and negative effects from the virus and resulting suspension of economic activity and daily routines. On the positive side, the general level of apprehension among the population as a whole, has led many people to seek means of protecting themselves and their families in the event that there is a breakdown or a fraying of the fabric of civil society. This general uneasiness has driven a run on guns and ammunition as well as increased demand for non-lethal weapons such as the Byrna® HD. On the negative side, the government mandated lock down orders and stay-at-home requirements have significantly disrupted the Company's supply chain and temporarily stopped production of the Byrna® HD. While production resumed in late March 2020 after our manufacturing facility was deemed an "essential business," we cannot predict the extent of  supply disruption that may result from the ongoing pandemic or whether the increased demand we are seeing will continue after the immediate health crisis has abated.

Operations Overview

We generate revenues from (1) consumers through the e-commerce portal, Shopify, (2) dealers and distributors; and (3) large end users such as security companies or law enforcement agencies.

We entered into the following transactions during the year ended November 30, 2019 which impacted our results of operations and the comparability among the years, as discussed below:

  On September 16, 2019, we entered into a securities purchase agreement with two investors to sell a total of 818.0 of units, for aggregate principal of $818,000, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note due June 30, 2021, convertible into our common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants, each exercisable on or before January 22, 2024 for one share of common stock at an exercise price of $0.25 per share. On April 10, 2020, the convertible promissory notes issued pursuant to this securities purchase agreement were exchanged for shares of the Company's Series A Convertible Preferred Stock.

  On July 22, 2019, we entered into a securities purchase agreement with several investors to sell a total of 2,282.5 units, for aggregate principal of $2,282,500, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note due June 30, 2021, convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants, each exercisable on or before January 22, 2024 for one share of common stock at an exercise price of $0.25 per share. On April 10, 2020, the convertible promissory notes issued pursuant to this securities purchase agreement were exchanged for shares of the Company's Series A Convertible Preferred Stock.

  In July 2019, production of Byrna® HD was moved to Roboro Industries Pty LTD ("Roboro"), which significantly improved the rate of production.

  At the end of April 2019, we began shipments of our new product, the Byrna® HD which contributed to revenue growth in the second half of the year. The Byrna® HD is the Company's first product sold to the consumer (home defense) and private security markets.

  On April 22, 2019 and May 20, 2019, we entered into a securities purchase agreement with several accredited investors to sell a total of 2,080.265 units, for aggregate principal of $2,080,265, with each $1,000 unit consisting of (i) a $1,000 10% interest convertible promissory note due April 15, 2020, convertible into our common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants, each exercisable on or before January 22, 2024 for one share of common stock at an exercise price of $0.25 per share. On April 10, 2020, the convertible promissory notes issued pursuant to this securities purchase agreement were exchanged for shares of the Company's Series A Convertible Preferred Stock.

  In November 2018, the Company made a share issuance of 6,666,666 common shares to FinTekk at a price of $0.15 per share with a fair value of $1,000,000. The shares are issued pursuant to a debt settlement agreement, to retire certain debt owed by the Company to FinTekk, in connection with a sponsorship agreement (the "Sponsorship Agreement"). The Sponsorship Agreement details a marketing campaign for the launch of the Company's new Byrna® HD product over the 2018 and 2019 fiscal years. The Company recognized $250,000 of expense related to the Sponsorship Agreement for the year ended November 30, 2018, with $750,000 remaining in prepaid expense at November 30, 2018. In November 2019, the Company reached an agreement in principle (executed January 8, 2020) to terminate its marketing agreement with FinTekk and Rick Ware Racing, LLC ("RWR"), pursuant to the termination agreement, dated January 8, 2020. As of November 30, 2019, 2,966,666 of the 6,666,666 of common shares were deemed earned. FinTekk will return the remaining 3,700,000 shares of Company stock and the Company will serve as primary sponsor of RWR for two additional NASCAR "Monster" series races. The 3,700,000 common shares were recognized as redemption of stock issued for service within the statement of changes in stockholders’ equity (deficit) for the year ended November 30, 2019 in the amount of $550,000.

Our two foreign subsidiaries, SDI Canada (subsequently dissolved in December 2019) and Byrna South Africa maintain their books and records in their functional currency, Canadian dollars and South African rand, respectively which exposes us to foreign exchange risk. Our results of operations are unfavorably impacted during times of a strengthening United States dollar against the respective foreign currencies and favorably impacted during times of a weakening United States dollar against those currencies. Over 50% of our 2019 revenue was subject to foreign currency translation.

Below are our statements of operations and comprehensive loss for the years ended November 30, 2019 and 2018.

	Years Ended November 30,
	2019	2018
	$	$
Revenue	924,419	250,227
Cost of goods sold	(775,412)	(186,068)
Gross Profit	149,007	64,159

OPERATING EXPENSES
Depreciation	30,054	19,392
Amortization of patent rights	7,332	3,666
Foreign currency transaction loss (gain)	12,031	(46,093)
Selling, general and administrative	3,400,158	2,125,896
TOTAL OPERATING EXPENSES	3,449,575	2,102,861
LOSS FROM OPERATIONS	(3,300,568)	(2,038,702)
OTHER INCOME (EXPENSE)
Accretion of debt discounts	(1,120,872)	(154,428)
Interest expense	(414,364)	(148,887)
Change in fair value of derivative liabilities	426,019	188,543
LOSS BEFORE INCOME TAXES	(4,409,785)	(2,153,474)
Income tax provision	-	-
NET LOSS	(4,409,785)	(2,153,474)

Foreign exchange translation adjustment for the year	(4,115)	(1,673)
COMPREHENSIVE LOSS	(4,413,900)	(2,155,147)

Net loss per share - basic and diluted	(0.04)	(0.02)
Weighted-average number of common shares outstanding during the year	103,543,833	94,446,113

Year ended November 30, 2019, as compared to year ended November 30, 2018:

Revenue

Revenues were $924,419 in 2019. This represents an increase of $674,192 or 269% from 2018 revenues of $250,227. The 2019 increase was driven by sales of the Byrna® HD personal security devices and accessories which began shipping in April 2019. Of the consolidated revenues, $850,404 were attributable to the new product, with $803,146 or 94% generated in Q3 and Q4. Sales of 40mm BIP products were down $176,212 in 2019 from 2018, due to our decision in 2018 that customer acquisition costs associated with selling the 40mm BIP products is unacceptably high due to the extremely fragmented nature of the law enforcement market. As a result, we did not devote significant resources to sales and marketing initiatives of the 40mm BIP. Sales of the 40mm BIP product consist largely of reorders from existing customers to restock inventory.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $775,412 in 2019 compared to $186,068 in 2018. This $589,344 increase is primarily due to costs associated with the manufacture of the Byrna® HD and related products. Startup costs were incurred in 2019 due to serial production of Byrna® HD launchers commencing in December 2018. In comparison, cost of goods sold in 2018 consisted primarily of 40MM sales.

Gross profit was $149,007 in 2019, a gross profit margin of 16%. This is an increase of $84,848 or 132% over the 2018 gross profit of $64,159 and gross profit margin of 26%. The decrease in gross profit margin in 2019 was driven by the new Byrna® HD product launched in April 2019, which has a lower margin.

Selling, General and Administrative Expenses/Operating Loss

Selling, general and administrative ("SG&A") expenses were $3,400,158 in 2019, which represents an increase of $1,274,262 or 60% as compared to 2018 SG&A expenses of $2,125,896. This increase was driven by administrative and staffing costs and one-time fees of $159,344 incurred in connection with building out infrastructure to support additional revenue generating activity. It also included a $104,538 increase in expenses associated with marketing as the Company tested various marketing channels for its new Byrna® HD launchers product. These administrative, staffing and marketing cost increases included travel to events such as NASCAR and gun shows, research and development ("R&D") spending, legal costs associated with new products, market entry, consulting and head-hunter fees, and implementation costs of a new ERP system. R&D spending for 2019 was primarily incurred in the first half of the year.  These costs related to validating components and processes prior to making commercial product for the Byrna product line. In June 2018, we started development of finned tail ammunition which is designed to increase the distance and accuracy of our chemical irritant rounds.  We expect R&D spending for this project to accelerate in Q2 and Q3 of 2020 as we plan to bring these products to market in Q4 2020.

This increase in SG&A was the primary reason for the $1,261,866 or 62% increase in loss from operations, from $2,038,702 in 2018 to $3,300,568 in 2019.

Depreciation

Depreciation expense recorded in SG&A and related to non-revenue generating assets increased $10,662 to $30,054 in 2019 as compared to $19,392 in 2018, primarily due to purchases of molds and our ERP implementation and upgrades of computer related purchases in 2019.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts increased by $966,444 in 2019 from $154,428 in 2018 to $1,120,872 in 2019 primarily due to the capital raises of $5,180,765 in 2019. Interest expense increased $265,477, from $148,887 in 2018 to $414,364 in 2019. The increase was due to $222,454 of interest expense associated with the 2019 capital raises. See Note 15, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased $237,476 from $188,543 in 2018 to $426,019 in 2019. The amount expensed in 2019 relates to the Canadian debentures which were repaid on May 31, 2019. See Note 15, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

Income Tax Provision

(Loss) income before income taxes consists of the following:

	Year Ended November 30,
	2019	2018
United States	$(4,199,856)	$(2,113,412)
Foreign	(209,929)	(40,062)
Total	$(4,409,785)	$(2,153,474)

The Company's provision for income taxes was $Nil in each of the years ended November 30, 2019 and November 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and restricted cash at November 30, 2019 was $1,173,900, a decrease of $8,487 from the amount at November 30, 2018 of $1,182,387. The decrease included $3,776,349 cash used in operating activities, $245,971 cash used in investing activities, partially offset by $4,032,335 cash provided by financing activities. Additionally, as of the date hereof, we no longer have any outstanding notes payable.

As of November 30, 2019, approximately $79,597 of cash was held by our international subsidiaries. Our intent is to reinvest indefinitely substantially all our earnings in foreign subsidiaries outside of the US. However, if we decide to repatriate these earnings to the US, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and US state income taxes. It is not practicable to estimate the amount of tax that may be due if these earnings were repatriated due to the complexity associated with the hypothetical calculation.

We have incurred a cumulative loss of $37,662,123 from inception to November 30, 2019 and have funded operations through the issuance of common stock, warrants, and convertible notes payable. We generate revenue from operations; however, we still expect to incur significant losses before our revenues can sustain operations and planned growth. Our future success is dependent upon our ability to raise sufficient capital or generate adequate revenue, to cover ongoing operating expenses, and also to continue to develop and be able to profitably market our products. Our plans to continue operations include seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 launch of the Byrna® HD drove the fiscal 2019 revenue increase. In addition, subsequent to year end, as discussed in the Financing Activities section below, we (1) raised approximately $3.2 million through early warrant exercises and (2) exchanged all outstanding convertible debt for preferred stock. We may explore other financing alternatives to raise capital, if needed. There can be no assurance that such revenue will be generated, or financing will be available at all or on favorable terms. Based on these factors, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Operating Activities

Cash used in operating activities was $3,776,349 in 2019 compared to $1,596,120 in the prior year. This increase was driven by SG&A expenses discussed above and the below changes in working capital, partially offset by noncash activity also discussed below:

Accounts Receivable:  Accounts receivable at November 30, 2019 were $438,255 compared to $18,914 at November 30, 2018, an increase of $419,341. The 2019 accounts receivable related to sales of the new Byrna® HD to several large distributors in the fourth quarter we launched our official dealer program for the new product.

Inventory:  Inventory at November 30, 2019 was $959,748 compared to $129,121 at November 30, 2018, an increase of $830,627, or $875,413 before change inventory reserves of $44,786. The levels of component inventory were increased during the year for the manufacture of the Byrna® HD to ensure adequate parts inventory to meet sales projections as sales of the new product ramped up. The Byrna® HD contains over 100 component parts, sourced from multiple vendors in different countries. Some component parts are custom made and some have long lead times.

Accounts Payable:  The commencement of production and increased activity in South Africa as well as establishing and maintaining legal and regulatory infrastructure led to higher payables to component suppliers and professional service providers in 2019.

Noncash Activity: The Company's non-cash activity primarily consisted of (a) $1,120,872 accretion of debt discounts in 2019 as compared to $154,428 in 2018, (b) $314,339 issuances of common shares for services in 2019 as compared to $1,332,673 in 2018 inclusive of the $1,000,000 to Fintekk, (c) $200,000 expense for shares issued to FinTekk for services in 2019 as compared to $250,000 in 2018, (d) $218,154 stock-based compensation expense in 2019 as compared to $128,799 in 2018 and (d) $112,500 issuance of notes payable for services in 2019 as compared to $Nil in 2018.

Investing Activities

Cash used in investing activities was $245,971 in 2019 as compared to $421,523 in 2018. Deposits for and purchases of property and equipment of $245,971 in 2019 as compared to $311,523 in 2018, were to prepare for production of the new Byrna® HD products in South Africa, including molds and tooling. Purchases of patent rights were $Nil and $110,000 in 2019 and 2018, respectively. We currently expect that capital expenditures for 2020 will be approximately $400,000. Due to COVID-19, our estimate may be subject to change.

Financing Activities

Our capital structure was as follows at November 30, 2019 and 2018:

	November 30,
	2019	2018
Convertible notes payable (short-term)	$2,758,578	$978,361
Long-term convertible notes payable	1,874,972	167,077
Stockholders' (Deficit) Equity	(1,983,993)	157,037

See Note 15, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 8 of this report for information on the debt obligations.

We also had $1,173,900 and $1,182,387 of cash and restricted cash at November 30, 2019 and 2018, respectively.

We were in compliance with all applicable financial and non-financial covenants under our financing arrangements as of November 30, 2019.

On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the "Amendment") to waive all rights to receive interest in cash and to accept payment in kind of accrued interest.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise

On April 10 2020, we exchanged an aggregate of approximately $6.95 million of all its outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the "Notes"), representing principal and accrued interest, for 1,391 shares Series A Convertible Preferred Stock ("Preferred Stock"). We no longer have any outstanding notes payable. At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, we also issued 1,498,417 warrants to the holders reflecting 4,000 warrants for each $1,000 (US dollars) of unpaid interest accrued on the Notes.

Each share of Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Preferred Stock as, when and if declared by our Board of Directors. Each share of Preferred Stock, is convertible into such number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to our common stock, including stock splits, stock dividends and similar transactions. Holders of Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Corporation based on their shares' aggregate issue price and accrued and unpaid dividends. Holders may convert their shares of Preferred Stock into common stock at any time and we have the right to cause each holder to convert their shares of Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Preferred Stock outstanding, we are required to obtain the consent of the holders of the Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, we agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Preferred Stock in due course following the exchange.

On May 4, 2020, the Company received a loan in the amount of $190,000 from the Paycheck Protection Program ("PPP"). The Company anticipates this loan will be forgiven under the rules of the PPP.

Contractual Obligations

The following table summarizes, as of November 30, 2019, our contractual obligations by future period:

	Payments Due by Fiscal Year
	2020	2021 - 2022	2023-2024	2025 and beyond
Debt obligations( a )( c )	$3,355,265	$3,100,500	$-	$-
Interest on debt obligations( b ) ( c )	321,288	295,185	-	-
Operating leases	68,442	273,791	244,965	300,660
Total( d )	$3,744,995	$3,669,476	$244,965	$300,660

( a ) At November 30, 2019, the outstanding principal balance by issuance was as follows: October 2018 Notes due April 2020-$1,275,000, April/May 2019 Notes due April 2020-$2,080,265, July 2019 Notes due June 2021-$2,282,500, and September 2019 Notes due June 2021-$818,000.

( b ) Represents interest on current and long-term debt obligations.

( c ) On April 10, 2020, we converted the October 2018, April/May 2019, July 2019 and September 2019 Notes to shares of preferred stock. See Note 20, "Subsequent Events," in the Notes to Consolidated Financial Statements included in Item 8 of this report for information on the debt conversion.

( d ) Excludes consulting agreements which relate to employment agreements recognized as payroll expense.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of November 30, 2019 and 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements included in Item 8 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 3, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements included in Item 8 of this report. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial position and results of operations:

Revenue Recognition

Revenue is recognized upon the transfer of control of products to the Company's customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services. Revenue is generally recognized at the time title to the goods is passed and the risk of loss is transferred to the customer. Depending on the contract terms, transfer of control is upon shipment of goods ("free on truck") to or upon the customer's pick-up of the goods. The amount of revenue is recognized net of actual returns and discounts offered to its customers. The Company's returns have been immaterial and the Company will recognize an estimated reserve, when material, based on its analysis of historical experience and an evaluation of current market conditions.

Sales to customers are generally based on net 30-60 day credit terms, unless otherwise stated. Online sales are processed by credit cards. Cash receipts recorded in deferred revenue are recorded as revenues when the Company satisfies its performance obligation.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in selling, general and administrative ("SG&A") expenses and are recognized when the product is shipped to the customer. Costs to obtain a contract consist of commissions paid to employees. As product revenue is recognized at a point in time, the practical expedient stated in ASC 340-40-25-4, Contracts with Customers, is met, and the Company may expense commissions as incurred.

The Company's products come with a standard assurance type warranty which cannot be purchased separately and accounted for pursuant to ASC 460, Guarantees. As historical warranty claims have been immaterial, the Company has recognized expenses in cost of goods sold as incurred. The Company will recognize an estimated reserve, when material, based on its analysis of historical experience.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of November 30, 2019, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Stock-Based Compensation

All stock option awards granted to employees are valued at fair value by using either the Black-Scholes or Binomial Lattice option pricing models and recognized on a straight-line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non- employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for employees and non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

If there is a modification of the terms of an award, either by repricing or extending the expiry of the award, the award is re-measured. If the modification results in an increase in the fair value of the new award as compared to the old award immediately prior to the modification, the excess fair value is recognized as compensation expense.

Convertible Debt Instruments

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments the Company accounts for convertible debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes any debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, any induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS

Reference is made to Pages F-1 through F-33 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, in October 2019, we received notice from McGovern Hurley LLP, the Company's former independent registered public accounting firm, stating that it will no longer be performing audit services for public entities registered with the SEC and resigning with immediate effect. Subsequently, we appointed Mayer Hoffman McCann CPAs, the New York Practice of Mayer Hoffman McCann P.C., as the Company's independent registered public accounting firm, effective as of October 28, 2019.  In connection with the change in accountants, there were not any disagreements between the Company and McGovern Hurley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGovern Hurley, would have caused McGovern Hurley to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements. Additionally, during the Company's fiscal years ended November 30, 2018 and 2017 and the subsequent interim period from December 1, 2018 to October 29, 2019, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that management concluded that, as of November 30, 2017, the Company's internal controls over financial reporting were not effective due to a material weakness, which was identified and disclosed in Item 9A (Management's Report on Internal Control over Financial Reporting) of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017. In addition, management concluded that, as of November 30, 2018, February 28, 2019, May 31, 2019 and August 31, 2019, the Company's disclosure controls and procedures were not effective due to a significant deficiency, which was identified and disclosed in Item 9A (Management's Report on Internal Control over Financial Reporting) of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2018 and Item 4 (Controls and Procedures) of the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2019, May 31, 2019 and August 31, 2019, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our PEO and PFO concluded that as of November 30, 2019, our disclosure controls and procedures were not effective.

Management's Report on Internal Controls over Financial Reporting

Our PEO and PFO concluded that as of November 30, 2019, our internal controls over financial reporting were not effective. The material weakness in internal control over financial reporting resulted from (a) small accounting department where segregation of duties cannot be completely accomplished at this stage in our corporate lifecycle, (b) employee turnover and new personnel processing financial information, and (c) not having adequate personnel to evaluate the accounting for complex, non-routine transactions which resulted in an error in the accounting for our 2018 convertible notes as described in Note 15, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 8 of this report. To remediate the material weakness described above, we have initiated compensating controls in the near term and are enhancing and have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses. These measures include hiring qualified accounting personnel with expertise to perform specific functions, hiring financial consultants, and ongoing senior management review and audit committee oversight. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

Except as noted above, there has been no change in our internal controls over financial reporting as of November 30, 2019, that has or is reasonably likely to materially affect, our internal controls over financial reporting. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. If we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

ITEM 9B. OTHER INFORMATION

On May 5, 2020, the Company consummated the acquisition (the "Acquisition") of all of the issued and outstanding equity interests of Roboro Industries Pty Ltd., a South African private company ("Roboro"), pursuant to that certain Stock Purchase Agreement (the "Purchase Agreement"), dated and effective as of May 5, 2020, by and among the Company, Roboro, the stockholders of Roboro set forth on Annex I thereto (collectively, the "Sellers") and Josh Loock, in the capacity of the representative of the Sellers (the "Seller Representative"). The Purchase Agreement contains customary representation, warranties and covenants of the parties.  As a result of the Acquisition, Roboro became a wholly-owned subsidiary of the Company.

As consideration for the Acquisition, the Company paid the Sellers an aggregate of $500,000 in cash, subject to post-closing adjustments for net working capital and unpaid transaction expenses, which funds were deposited into an escrow account with DM Kisch Inc., as escrow agent.  Through the Acquisition the Company became obligated to an outstanding noteholder of Roboro in the principal amount of Rand 1,788,000 (approximately US $97,000), plus interest accrued in the months of March and April of 2020, calculated at an annual rate of seven percent (7%).

Concurrently with the Acquisition, the Sellers agreed to purchase an aggregate of 1,388,889 shares of the Company’s common stock pursuant to subscription agreements by and between the Company and each of the Sellers.  The purchase of the shares of Common Stock will be funded and completed by the release of the escrow funds to the Company upon the satisfaction of certain customary conditions by the parties. The shares will be restricted when issued and subject to a vesting period of 15 months.

The Company intends to utilize Roboro exclusively as a manufacturing and assembly supplier for its products and does not intend Roboro to manufacture or assemble products for any other company. We believe that the Acquisition will be beneficial as it will reduce our previous risk of relying upon a third-party supplier for the manufacture and assembly of our Byrna HD and magazines, and will provide us with useful technical know-how to facilitate the opening of one or more additional manufacturing facilities and create critical supplier and component redundancy.

On May 9, 2020, the Nominating Committee nominated and the Board of Directors appointed Vladimir Kitaygorodsky as a Director of the Company to fill the seat vacated by William B. Richards. Mr. Kitaygorodsky (48) is a managing partner at Shibumi Capital LLC, an investment fund for public and private investments that he founded in July 2011. While at Shibumi Capital, Mr. Kitaygorodsky also cofounded Beacon Protection, a commercial and residential security company based in the Northeast. Mr. Ketaygorodsky graduated Summa Cum Laude from Bowdoin, where he was a 4-year James Bowdoin Scholar and a member of the 1990 and and 1993 Division III ECAC Championship lacrosse teams. Following his graduation and prior to founding Shibumi Capital Mr. Kitaygorodsky worked for more than 15 years in investment banking and asset management. Mr. Kitaygorodsky brings extensive knowledge of public and private financing structure as well as the private security market to the Company’s Board of Directors.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Bryan Ganz	62	Chief Executive Officer, President, Chairman of the Board of Directors and Director
Lisa Wager	60	Chef Legal Officer, Corporate Secretary
James Dunfey	56	Chief Accounting Officer
Karen Bowling	64	Director
Don Levantin	55	Director
Paul Jensen	65	Director
Beatrice Mitchell	63	Director
Herbert Hughes	60	Director

Bryan Ganz became the Company's President effective July 13, 2018, Chief Executive Officer effective April 1, 2019 and has been a Director since June 2016. Mr. Ganz brings more than 30 years of global business experience in sales management, manufacturing, new product design and development, as well as mergers & acquisitions. Since July 2013, Mr. Ganz is the founder, majority shareholder and a principal of Northeast Industrial Partners LLC ("NEIP"), a consulting firm that owns and operates majority controlled privately held companies and holds minority positions in public and private companies, where he provides consulting services to companies where he holds a minority. Since April 2015, Mr. Ganz has also controlled Scudder Bay Property Management LLC, a captive private REIT, where he controls the property management for the residential rental units owned by Scudder ay Capital LLC. Prior to his employment with NEIP, Mr. Ganz lead numerous sales of companies, divisions and interests, including but not limited to, the sale of Maine Industrial Tire LLC, Starbright Agricultural Tire Factory (China), GPX International Tire LLC, and Rumaguma Agricultural Tire Factory (Belgrade, Serbia). Mr. Ganz has a JD from Columbia Law School where he was a Harlan Fiske Stone Scholar and a BS in Business Administration from Georgetown University. Mr. Ganz is well qualified to serve as a director due to his extensive experience turning around and restructuring start-up companies.

Lisa Wager was named Chief Legal Officer effective October 29, 2018 and Corporate Secretary since April 1, 2019. Ms. Wager has not had any other employment during the last five years. Prior to joining the Company, Ms. Wager was a Partner at Morgan Lewis, an international law firm, where she concentrated in securities, M&A, intellectual property, and complex commercial litigation, advised Boards and Management of public and private companies and broker-dealers on securities law and litigation related risk management, co-founded and edited the firm's first Securities Law Roundup periodical and served as Vice Chair of the NY Hiring Committee and a member of the firm-wide committee.  She has more than 20 years of experience in state and federal court, was an active speaker and writer while in private practice, and has served on a number of bar association committees including the Intellectual Property, State Legislation, and Human Rights Committees of the Association of the Bar of the City of New York, the Membership Committee of the Business Section of the American Bar Association  (Co-Chair), the Securities Litigation Subcommittee of the ABA Business Section, (Co-Chair) and co-chaired the Section's Annual Review of Developments in Business Litigation. Ms. Wager has a JD from Columbia Law School where she was a Harlan Fiske Stone Scholar and winner of the Lawrence S. Greenbaum Prize for Oral Advocacy and a BS from Union College.  After graduating from law school, Ms. Wager clerked for the Hon. John F. Keenan, a United States District Judge in the Southern District of New York. Ms. Wager has been active on non-profit and advisory boards, including the Board of Visitors and the Alumnae Association of Columbia Law School (Chair), as well as community service related boards.

James Dunfey was appointed Chief Accounting Officer effective December 31, 2019. He previously served as the Company's Controller, effective September 2019. Mr. Dunfey's accounting and controls experience include experience in costing, analysis, planning and controls for manufacturing enterprises running on SAP. Prior to joining the Company in September 2019, Mr. Dunfey served as Chief Accountant and Cost Controller at Anika Therapeutics, Inc. (NASDAQ: ANIK), an integrated joint preservation and regenerative therapies company, where he worked for 15 years. Mr. Dunfey has a BA in Finance from the University of Massachusetts Amherst.

Karen Bowling has been a Director since October 17, 2016. Ms. Bowling brings more than 30 years of diverse executive management experience to our Board of Directors. Ms. Bowling has been the Director of the Center for Entrepreneurship at the University of North Florida since January 2019, where she developed the strategic direction and develop all processes and procedures and provide operational oversight of the Center. Prior to joining the Center for Entrepreneurship at the University of North Florida, from September 2016 until January 2019, Ms. Bowling was the president of Thrive Consulting, a consulting firm focused on assisting start-up organizations. From January 2015 to September 2016, Ms. Bowling was Public Affairs Director at Foley & Lardner LLP, where she represented clients in all aspects of government affairs. From 2011 to 2014 Ms. Bowling served as chief administration officer for the city of Jacksonville, FL, where she oversaw day to day operations, including its budget and employees.  From 2001 to 2011, Ms. Bowling was chief executive officer of Solantic walk-in urgent care, a chain of healthcare centers known for applying retail concepts to urgent care.  Ms. Bowling has sat on and chaired numerous boards across a dozen sectors and currently sits on the 4th Circuit Judicial Nominating Committee.  She is immediate past chair of the Florida State College of Jacksonville where she served for 8 years.  Ms. Bowling holds a BA in Literature-Communications from the University of North Florida.  Ms. Bowling is well qualified to serve as a director due to her experience with start-up companies managing budgets and position on multiple board of directors.

Don Levantin has been a Director since August 1, 2017. Mr. Levantin is a senior executive with a proven record of positioning companies for growth, profitability and acquisition. Since March 2020, Mr. Levantin has been the vice-president of operations of RF-Solutions ("RF"), a wireless communications company, where is in charge of operations. Prior to joining RF, from August 2018 to March 2019, Mr. Levantin was VP- Energy & Commodity Markets at EKA Software Solutions ("EKA"), a commodities management platform, where he was in charge of the energy and commodity market platform. Prior to joining EKA, from April 2018 to August 2018, Mr. Levantin worked at ADMJ Consulting, a business consulting firm, where he acted as a business consultant. From October 2013 to March 2018, Mr. Levantin was  Chief Executive Officer and a board member of Amphora Inc., a leading global software solution and service provider for energy and commodity trading, risk management, and logistics execution. Earlier in his career, Mr. Levantin co-founded and ran Commoditrack, a real-time mark-to-market and risk management platform for commodities, which was acquired by the Intercontinental Exchange (ICE) and later by Sungard Financial Systems. Prior to his work in the software sector, Mr. Levantin was a commodity trader with Philipp Brothers Commodity Corp. and Phibro Energy. He holds a BS in business and economics from Lehigh University. Mr. Levantin is an accomplished strategist in conceptualizing, building and operating corporations on a global level. Mr. Levantin is well qualified to serve as a director due to his experience conceptualizing, growing and running global corporations, as well as his experience in software solutions, risk management, and finance.

Paul Jensen has been a Director since July 13, 2018. Mr. Jensen first joined the Company as President and Chief Operating Officer on October 1, 2017 and served as Chief Executive Officer July 13, 2018 until he retired on April 1, 2019. Mr. Jensen is a seasoned, global executive with direct experience in developing high-performance teams, managing complex projects, and building a global network of trusted advisors and business partners. From April 2008 to June 2017, Mr. Jensen served as chief executive officer of HALO Maritime Defense Systems ("HALO"), a technology company he co-founded that provides advanced marine automated security systems. Prior to HALO, Mr. Jensen worked for Nypro Inc., a plastics injection molding contract manufacturer, where he held senior management positions for nearly two decades.  Mr. Jensen also held positions with Kodak and GE. as well as the United States Army - 9 years active duty serving in command positions with the 82nd Airborne Division and XVIIIth Airborne Corps, leading up to Operation Urgent Fury, and on the Staff and Faculty, U.S. Military Academy, as an Assistant Professor of Chemistry - he was twice awarded the Meritorious Service Medal. A Distinguished Graduate of the United States Military Academy at West Point (1977). Mr. Jensen received his M.S. in Chemistry from M.I.T. (1979 - Fannie and John Hertz Fellow) and holds an M.B.A. with honors from Golden Gate University (1982). Mr. Jensen is also a graduate of the Senior Executive Program at the University of Tennessee and has served on the adjunct faculty at the Fuqua School of Business, Duke University. Mr. Jensen is well qualified to serve as a director due to his decades of experience in product development and manufacturing for the defense and security sectors, with plastic injection molding, and building a business from inception to success.

Beatrice Mitchell has been a Director since July 9, 2019. Ms. Mitchell is a managing director of Sperry, Mitchell & Company, an independent merger & acquisition advisory firm, she co-founded in 1986, where she has advised clients on over 300 merger and acquisition transactions across the country in a broad range of fields. Since 1986 Ms. Mitchell also has been a co-owner and director of Percival Scientific, a manufacturer of biological incubators and plant growth chambers. Ms. Mitchell has been a lecturer at Columbia Business School, New York University and the University of Virginia. Ms. Mitchell was recognized in 2016, 2017 and 2019 as one of The Most Influential Women in Mid-Market M&A by Mergers & Acquisitions. She is also on the Board of Managers at Haverford College (Finance, External Affairs and Nom and Gov. Committees), and serves on the Boards of the InterSchool Orchestras of New York (Executive and Finance committees), The Institute for Career Development (Executive, Finance, Audit committees), and Off The Record and The Cosmopolitan Club. Ms. Mitchell received a BA Psychology from Yale University and a degree from Columbia Graduate School of Business. Ms. Mitchell is well qualified to serve as a director due to her extensive experience with public and private companies in their early stages, including but not limited to, their related mergers, acquisitions, and financing transactions.

Hebert Hughes has been a Director since July 9, 2019. Mr. Hughes has over 30 years of experience in the financial industry as an advisor and leader of a diverse range of business. Since March 2017, Mr. Hughes has been the chief financial officer of Wormhole Labs, a technology company in augmented reality, esports, and gaming industry, where he focuses on capital formation and business development. Mr. Hughes has also been a managing director of HHM Capital, since 2005, a financial institution which provides bespoke investment banking and advisory services to ultra-high net worth individuals and families, where he provides such advisory services. From March 2015 to June 2019, Mr. Hughes was the chief executive officer of Domino Sands, an oil service business, where he oversaw the acquisition of mining, processing capacity and distribution to oil. Mr. Hughes received a BA in Economics from Harvard University. Mr. Hughes is well qualified to serve as a director due to his broad experience with the tech start up process, including private equity and other forms of financings and with branding and marketing of new tech products, as well as depth of understanding of risk management.

Family Relationships

There are no family relationships between any of our officers or directors.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met in person and telephonically nine times during fiscal year ended November 30, 2019 and also acted by unanimous written consent. Each Director was present at least 75% of the Board of Directors meetings held while such individual was a Director.

Board Committees

The Company has established an Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee and Strategic Planning Committee. The Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee and Strategic Planning Committee met in person and telephonically four, one,  zero,  and zero  times, respectively, during the fiscal year ended November 30, 2019, and also acted by unanimous written consents.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Herbert Hughes, Karen Bowling and Don Levantin. Each of these Committee members is "independent" within the meaning of Rule 10A-3 under the Exchange Act. Our board has determined that Herbert Hughes is an "audit committee financial expert", as such term is defined in Item 407(d)(5) of Regulation S-K. Herbert Hughes serves as Chairman of our Audit Committee. Each member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director's tenure as a member of the Audit Committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits and reviews of financial statements. As summarized below, the Audit Committee:

  evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;
  approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;
  monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
  reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;
  oversees all aspects of our systems of internal accounting and financial reporting control; and
  provides oversight in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

Compensation Committee

The members of our Compensation Committee are Herbert Hughes, Beatrice Mitchell, and Don Levantin. Each of these Committee members is "independent" within the meaning of Rule 10A-3 under the Exchange Act. In addition, each member of our Compensation Committee qualifies as a "non-employee director" under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. Don Levantin serves as Chairman of our Compensation Committee.

The Committee's compensation-related responsibilities include, but are not limited to:

  reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our executive officers;
  determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers or any other officer or director;

  providing oversight of management's decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;
  reviewing our incentive compensation and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;
  reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and
  selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Karen Bowling and Paul Jensen. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board.

The Committee's responsibilities include:

  recommending, to the board of directors, nominees for election as directors at any meeting of shareholders and nominees to fill vacancies on the board of directors;
  considering candidates proposed by shareholders in accordance with the requirements in its charter;
  reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
  the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm's engagement, and cause the Company to pay the engaged search firm's engagement fee;
  recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors; and
  overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and to conduct or authorize investigations into any matter within the scope of its duties.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended November 30, 2019 and 2018. Individuals we refer to as our "named executive officers" include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended November 30, 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Share- Based Awards ($)	Option- Based Awards(1) ($)	Non-Equity Incentive Plan Compensation		Pension Value ($)	All Other Compen- sation (7) ($)	Total Compen- sation ($)
					Annual Incentive Plan	Long- Term Incentive Plans
Bryan Ganz (2)	2019	100,000	95,000	104,580	0	0	0	109,833	409,413
	2018	0	0	0	0	0	0	149,466	149,466
Paul Jensen (3)	2019	66,667	0	15,251	0	0	0	20,551	102,469
	2018	200,000	0	0	0	0	0	0	200,000
Dean Thrasher(4)	2019	0	0	0	0	0	0	50,120	50,120
	2018	0	0	39,046	0	0	0	156,580	195,626
Lisa Wager(5)	2019	75,000	23,750	104,580	0	0	0	90,000	293,330
	2018	0	0	0	0	0	0	12,500	12,500
Rakesh Malhotra (6)	2019	0	0	0	0	0	0	61,667	61,667
	2018	0	0	0	0	0	0	45,500	45,500

Notes:

(1) Options have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options- based awards: a projected dividend of zero; forfeiture rate of zero. The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Company and its common stock.

(2) Bryan Ganz was paid a total of $149,466, in shares of the Company's stock, for his services as President during the year ended November 30, 2018. For his services from December 1, 2019 through June 30, 2019 as President and effective April 1, 2019 as CEO, Mr. Ganz was paid $109,833, consisting of 333,333 shares of the Company's stock and 52.5 units of the private placements the Company closed May and July of 2019. Additionally, effective July 1, 2019, Mr. Ganz became an employee with an annual base salary of $240,000 and has since been paid a pro-rata portion of his salary. In December 2019, Mr. Ganz was granted a bonus for his 2019 services consisting of 600,000 incentive stock options with a term of 5 years and an exercise price of $0.19, and 500,000 shares of restricted common stock. Because the December 2019 grants were for services rendered in the 2019 Fiscal Year they are included for informational purposes in this chart.  They are not, however reflected in the Company's  financial statements for the year ended November 30, 2019 because they were not granted until the 2020 Fiscal Year and, in accordance with GAAP, were not expensed in the 2019 Fiscal Year.

(3) Paul Jensen served as President and Chief Operating Officer of the Company until July 13, 2018 when he became Chief Executive Officer, with an annual salary of $200,000 payable in a combination of cash and restricted stock. Mr. Jensen resigned as CEO on April 1, 2019, and therefore received a pro-rata portion of his salary for 2019, but remains a director of the Company. In December 2019, Mr. Jensen was awarded 87,500 fully vested options with a life of 5 years and an exercise price of $0.19 for his services as a director from July 1, 2019 through November 30, 2019. Because the December 2019 grants were for services rendered in the 2019 Fiscal Year they are included for informational purposes in this chart.  They are not, however reflected in the Company's  financial statements for the year ended November 30, 2019 because they were not granted until the 2020 Fiscal Year and, in accordance with GAAP, were not expensed in the 2019 Fiscal Year.

(4) Dean Thrasher served as CEO until July 13, 2018 pursuant to a consulting agreement between the Company and a company that he controlled, and as Executive Chairman from July 13, 2018 until April 1, 2019. In 2018, the Company paid Mr. Thrasher $156,580 in cash and restricted stock to the corporation controlled by Mr. Thrasher for services rendered in 2018 by Mr. Thrasher as CEO and Executive Chairman. In 2019, Mr. Thrasher was paid $50,120 for his services as Executive Chairman through April 1, 2019. Mr. Thrasher remained a director of the Company until his resignation effective July 9, 2019.

(5) Lisa Wager became the Company's Chief Legal Officer on October 29, 2018. Ms. Wager was paid $12,500 in shares of the Company's stock for services rendered through November 30, 2018. For services as CLO from December 1, 2019 through June 30, 2019, Ms. Wager was paid a total of $90,000 consisting of 250,000 shares of the Company's stock and 42.5 units of the private placements the Company closed May and July of 2019. Effective July 1, 2019, Ms. Wager became an employee with an annual base salary of $180,000. In December 2019, Ms. Wager was issued a bonus for her services rendered in fiscal 2019 consisting of 600,000 incentive stock options with a term of 5 years and an exercise price of $0.19, and 125,000 shares of restricted common stock. Because the December 2019 grants were for services rendered in the 2019 Fiscal Year they are included for informational purposes in this chart.  They are not, however reflected in the Company's  financial statements for the year ended November 30, 2019 because they were not granted until the 2020 Fiscal Year and, in accordance with GAAP, were not expensed in the 2019 Fiscal Year.

(6) Mr. Malhotra became CFO effective December 1, 2018 and was compensated pursuant to consulting agreements for services performed as CFO in the fiscal years ended 2018 and 2019. Mr. Malhotra was paid $10,500 at the commencement of his services as CFO and was paid $3,333 on monthly basis until we mutually agreed on the termination of Mr. Malhotra's services as Chief Financial Officer of the Company effective October 31, 2019.

(7) Amount represents consulting fees expensed during the year.

Narrative Disclosure to Summary Compensation Table

Bryan Ganz

Effective June 1, 2018, the Company entered into a consulting agreement with Mr. Ganz pursuant to which Mr. Ganz served as President of the Company beginning on July 13, 2018. Pursuant to the terms of the agreement, Mr. Ganz was paid for 2018 services by a grant of 500,000 shares of the Company's stock in each of the Company's fiscal 2018 third and fourth quarters, and by a grant of 250,000 shares per quarter thereafter through March 31, 2019.

Effective April 1, 2019, Mr. Ganz was appointed Chief Executive Officer. For his continued services as President and CEO from April 1, 2019 through June 30, 2019, Mr. Ganz was paid pursuant to Board resolutions in Company securities consisting of 52.5 units of the private placements the Company closed in May and July of 2019. Beginning July 1, 2019, Mr. Ganz became an employee of the Company at an annual base salary of $240,000.  Mr. Ganz is eligible for an annual bonus with respect to each fiscal year ending during his employment.

Lisa Wager

The Company entered into a consulting agreement with Ms. Wager, pursuant to which Ms. Wager served as the Chief Legal Officer of the Company from October 29, 2018 through February 28, 2019. Pursuant to the agreement she was to be paid in shares of the Company's stock at an annual rate of 1 million shares. For her continued services as CLO from March 1, 2019 through June 30, 2019, Ms. Wager was paid pursuant to Board resolutions in Company securities consisting of 83,333 shares of the Company's stock and 42.5 units of the private placements the Company closed in May and July of 2019. Effective July 1, 2019, Ms. Wager became an employee of the Company with an annual base salary of $180,000. Ms. Wager is eligible for an annual bonus with respect to each fiscal year ending during her employment.

Dean Thrasher

Effective July 1, 2018 the Company executed a consulting agreement with the corporation owned by Mr. Thrasher. Pursuant to the agreement Thrasher served as Executive Chairman from July 13, 2018 through March 31, 2019 (the "Agreement Term") for compensation of $3,500 per month together with 180,000 shares of common stock per quarter. Mr. Thrasher stepped down as Executive Chairman upon the conclusion of the Agreement Term but remained a director of the Company until July 9, 2019.

Paul Jensen

Effective October 1, 2017, the Company entered into an agreement with Paul Jensen to serve as President and Chief Operating Officer through March 31, 2019. Pursuant to the agreement, Mr. Jensen received an annual salary of $200,000, to be paid through June 30, 2018 in shares of the Company's common stock based upon the weighted average closing price of the Company's shares for the twenty (20) trading days prior to the end of the applicable quarter, and commencing July 1, 2018, in a combination of cash and stock. Effective July 13, 2018, Mr. Jensen was appointed to the Board and named Chief Executive Officer of the Company. Mr. Jensen's contract term ended March 31, 2019 at which time he retired and stepped down as Chief Executive Officer of the Company effective April 1, 2019. Mr. Jensen continues to be a director of the Company.

Rakesh Malhotra

Effective December 1, 2018, the Company signed a twelve-month contract with the corporation owned and controlled by the CFO to pay an annual compensation of $50,000 for the CFO services. The Company paid $10,500 at commencement and was committed to pay $3,333 on monthly basis. Effective October 31, 2019, the Company and Mr. Malhotra mutually agreed on the termination of Mr. Malhotra’s services as Chief Financial Officer of the Company.

Employment of James Dunfey

Effective September 6, 2019, the Company entered into an offer letter agreement with Mr. Dunfey, in connection with Mr. Dunfey's employment as the Company's Controller. By the terms of the offer letter agreement, Mr. Dunfey will be paid $133,000 annually. Mr. Dunfey is also eligible for a discretionary annual bonus of 10% to 30% of his annual salary and an award of up to 133,000 stock options. Effective December 31, 2019, Mr. Dunfey was appointed as the Company's Chief Accounting Officer. In connection with his appointment to Chief Accounting Officer, Mr. Dunfey's base compensation was increased by $5,000 per annum.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of November 30, 2019:

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b) (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Bryan Ganz	-	-	-	-	-	-	-	-	-

Paul Jensen	-	-	-		-	-	-	-	-

Rakesh Malhotra(2)	-	-	-	-	-	-	-	-	-

Dean Thrasher	-	-	-	-	-	-	-	-	-

(1) All outstanding options have been issued pursuant to the Company's 2017 Incentive Stock Option Plan which was approved by the Board and by the shareholders at the Company's 2017 annual shareholder meeting. In October 2018, the Company stopped trading on the Toronto Stock Exchange and began trading on the Canadian Stock Exchange.  On October 13, 2019 the Board approved certain technical amendments to the 2017 stock option plan to conform to the CSE policies.  Those amendments ("First Amendment to the 2017 Stock Option Plan") are subject to approval by a majority of the Company's shareholders either by consent or at the next annual meeting.

(2) As of November 30, 2019, Mr. Malhotra owned 50,000 options to purchase common stock. Effective October 31, 2019, we mutually agreed upon the termination of Mr. Malhotra as the CFO of the Company. Pursuant to the terms of the 2017 Stock Option Plan, Mr. Malhotra’s options expired 90 days thereafter, on January 29, 2020. He did not exercise any options prior to his termination.

2017 Stock Option Plan

The Company's stock option plan (the "2017 Stock Option Plan") was approved by the stockholders at the annual meeting held on December 19, 2017.  The 2017 Stock Option Plan is comprised of 18,993,274 shares of common stock to be available in the form of stock options. Certain warrants that were previously issued as compensation by the Company were entitled to exchange such warrants for an option under the 2017 Stock Option Plan. Until warrants are exchanged for options, the plan reserve shall be reduced by the number of shares of common stock which may be purchased under those warrants.

The purpose of the 2017 Stock Option Plan is to enable the Company to offer any person, whose past, present and/or potential future contributions to the Company have been, are, or will be important to its success, an opportunity to acquire a proprietary interest in the Company. The term of any option granted under the 2017 Stock Option Plan will be fixed by the board of directors at the time such option is granted, provided that options will not be permitted to exceed a term of ten years.

The exercise price of any options granted under the 2017 Stock Option Plan will be determined by the board of directors, in its sole discretion. While the shares are listed on the CSE, options will be non-assignable and non-transferable. So long as the shares are listed on the CSE, options on no more than 2% of the issued shares may be granted to any one consultant, or in aggregate to all persons performing investor relations activities, in any 12-month period. If the option holder ceases to be someone eligible to receive a grant of options under the 2017 Stock Option Plan, then that holder's existing options shall expire on the earlier of (i) the expiry date fixed at the time of the option grant, and (ii) ninety days after the date that the option holder ceases to be eligible to receive a grant of options under the 2017 Stock Option Plan.

On October 13, 2019, the Board approved a First Amendment to the 2017 Stock Option Plan (the "First Amendment") to conform the plan to the CSE. The First Amendment will amend the 2017 Stock Option Plan as follows:

(a) The definition of an Eligible Person in the 2017 Stock Option Plan was deleted in its entirety and replaced to provide that so long as the Company is listed on the Canadian Stock Exchange (the "Exchange" options may be granted to any person eligible under CSE policy 6.5, and, in the event the issuer ceases to be listed on the CSE, to any person eligible under Canadian NI 45-106 section 2.24.

(b) The definition of the "Exchange" was deleted and changed to mean "the Canadian Securities Exchange."

(c) Section 2, which defined "Investor Relations Activities" in accordance with TSX policies related thereto, was deleted and replaced with the definition provided in the relevant CSE policy.

(d) Section 5, which contained certain TSX policies related to the issuance of options, was deleted and replaced with the requirement that all options granted under the plan  be subject to and comply with, the rules and policies of the stock exchange on which the Company's shares are listed and any other regulatory body having jurisdiction.

(e) Section 8, which reflected certain TSX policies related to the initial exercise price of options issued under the plan and any subsequent reductions thereto, was deleted and replaced with language reflecting the CSE policies on the initial exercise price of options and any subsequent reductions thereto for options held by insiders.

All other provisions of the 2017 Stock Option Plan remain in full force and effect. The First Amendment is subject to approval by the majority of the Company's shareholders which may be obtained by consent or by vote at a general or special meeting of the shareholders.

Pension Plan Benefits and Defined Contribution Plans

The Company does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Compensation of Directors

The following sets forth the compensation awarded to, earned by, or paid to the named director by us during the year ended November 30, 2019.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non- equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Bryan Ganz(5)	100,000	95,000	114,000	0	109,833	409,413
Karen Bowling	0	0	9,521	0	0	9,521
Donald Levantin	0	0	12,005	0	0	12,005
Paul Jensen	0	0	2,898	0	0	2,898
Beatrice Mitchell(1)	0	0	5,382	0	0	5,382
Herbert Hughes(2)	0	0	5,796	0	0	5,796
Dean Thrasher(3)	0	0	0	0	0	0
William B. Richards(4)	0	0	0	0	0	0

(1) Effective July 9, 2019, Ms. Mitchell was elected as a Director.

(2) Effective July 9, 2019, Mr. Hughes was elected as a Director.

(3) Effective April 1, 2019, Mr. Thrasher retired as Executive Chairman and effective July 9, 2019, resigned as a Director.

(4) Effective July 9, 2019, Mr. Richards was elected as a Director. Effective January 29, 2020, Mr. Richards resigned as a Director of the Company. In December he was granted options valued at $5,382 for his services during 2019, which options expired without being exercised 90 days after he resigned.

(5) Mr. Ganz did not receive any compensation for his services as a Director. His compensation, including stock and options awarded in December 2019 for services as President and CEO in the fiscal year ended November 30, 2019, is described above.

During the year ended November 30, 2019, no member of the Board received any cash compensation for their service as a Board member.

During the year ended November 30, 2019, stock compensation was granted to the non-employee members of the Board in options pursuant to the 2017 Stock Option Plan. The stock compensation granted to each non-employee member was determined on an individual discretionary basis, by the compensation committee, based upon certain criteria, including but not limited to, participation with the Company's operations, membership on a committee of the Board and chairmanship of a committee of the Board.

Compensation Policies and Practices and Risk Management

The Compensation Committee has reviewed the design and operation of the Company's compensation policies and practices for all employees, including executives, as they relate to risk management practices and risk-taking incentives. The Compensation Committee believes that the Company's compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from the Company's compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 6, 2020, information regarding beneficial ownership of our capital stock by:

  each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
  each of our named executive officers;
  each of our directors; and
  all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of February 29, 2020. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 124,792,754 shares of our common stock issued and outstanding as of May 6, 2020.

Common stock subject to stock options currently exercisable or exercisable within 60 days of May 6, 2020, are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Byrna Technologies Inc., 107 Audubon Road, Suite 201 Wakefield, Massachusetts 01880.

	Number
Name	of Shares of Common Stock	Percent of
Named Executive Officers and Directors		Class
Paul Jensen(1)	2,850,877	2.27%
Bryan Ganz(2)	7,641,447	5.32%
Karen Bowling(3)	1,102,500	*
Lisa Wager(4)	1,459,613	1.16%
James Dunfey(5)	50,000	*
Don Levantin(6)	2,295,553	1.82%
Beatrice Mitchell(7)	162,500	*
Herbert Hughes(8)	611,104	*
All Officers and Directors as a group (8 persons)	16,173,594	12.32%
5% Shareholders
Arthur Cohen	7,943,367	6.37%
Pierre Lapeyre	12,525,897	10.03%
Joseph Healey	6,551,512	5.25%

* Less than 1%

(1) Consists of 2,186,844 shares of our common stock owned by Mr. Jensen and warrants and options exercisable into 576,493 and 87,500 shares of our common stock, respectively, within 60 days of the filing of this Annual Report.

(2) Consists of 1,953,333 shares of common stock owned by Mr. Ganz, our Chief Executive Officer, President, Chairman of the Board and Director, in his individual capacity and 4,227,884 shares of common stock owned by Northeast Industrial Partners LLC, of which Mr. Ganz is the majority holder and warrants and options exercisable into 980,229 and 600,000 shares of our common stock, respectively, within 60 days of the filing of this Annual Report.

(3) Consists of options exercisable into 1,102,500 shares of our common stock within 60 days of the filing of this Annual Report.

(4) Consists of 541,666 shares of our common stock owned by Ms. Wager and warrants and options exercisable into 317,947 and 600,000 shares of our common stock, respectively, within 60 days of the filing of this Annual Report.

(5) Consists of options exercisable into 50,000 shares of our common stock within 60 days of the filing of this Annual Report.

(6) Consists of 900,000 shares of our common stock owned by Mr. Levantin and warrants and options exercisable into 736,386 and 659,167 shares of our common stock, respectively, within 60 days of the filing of this Annual Report.

(7) Consists of options exercisable into 162,500 shares of our common stock within 60 days of the filing of this Annual Report.

(8) Consists of warrants and options exercisable into 436,104 and 175,000 shares of our common stock, respectively, within 60 days of the filing of this Annual Report.

Changes in Control

 We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Agreement with André Buys

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") with André Buys ("Buys") pursuant to which the Company purchased certain intellectual property from Buys for consideration to consist of a first payment of cash at the closing and a second payment of $500,000 cash or $750,000 in Company's common stock (the "Second Payment"), and engaged him as its Chief Technology Officer ("CTO"). Under the Agreement, the Company is prohibited from terminating Mr. Buys without cause prior to April 13, 2021. On December 19, 2019 the Company and Buys entered into an amendment to the Agreement (the "Amendment") which provided, among other things, that in lieu of the Second Payment the Company would issue to Buys (and/or his designees) shares of restricted common stock of the Company valued at $630,000 as soon after the effective date of the Amendment as it is approved by the Company's Board and can be effected. The Company also agreed to make an additional cash payment of $80,000 to Mr. Buys, which has been paid. Under the Amendment the number of shares to be issued was to be calculated based on the average closing price of the Company's stock for the 20 days before the Amendment was signed and approved by the Board, both of which occurred on December 19, 2019. The Amendment also terminates Mr. Buys' security interest in and reversionary rights to the intellectual property covered by the Agreement, modifies certain terms of the Purchase and Sale Agreement relating to royalties, raises Mr. Buys' compensation as CTO to $12,500 per month and provides that, upon Mr. Buy's relocation to Boston, he will become a full-time employee of the Company and earn a salary of $14,000 per month plus certain benefits..

Rental of Corporate Headquarters

The Company rents the facility at this location, at a monthly rent of $700 plus utilities and other variable costs which averages $2,089.62 monthly, from a Company controlled by our Chief Executive Officer.

Related Person Transactions Policy and Procedure

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee's attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

  whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
  whether there are business reasons for us to enter into the transaction;
  whether the transaction would impair the independence of an outside director; and
  whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee's discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by McGovern Hurley LLP, the principal accountant for the audit of the Company's financial statements for the fiscal year ended November 30, 2018 and review of financial statements included in the Company's quarterly reports for the fiscal years November 30, 2018 and 2019 and Mayer Hoffman McCann P.C., the principal accountant for the audit of the Company's financial statements for the fiscal year ended November 30, 2019.

Audit-Related fees include services for the review of interim financial statements, tax fees include the preparation of tax returns and other fees include services performed in relation to the preparation of various SEC Forms and advisory services.

	2019	2018
Audit Fees	$83,012	$44,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$--
All Other Fees	$0	$--
TOTAL	$83,012	$44,500

PART IV

ITEM 15. EXHIBIT, FINANCIAL STATEMENT SCHEDULES SIGNATURES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-33.

(2) Financial Statements Schedule

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

BYRNA TECHNOLOGIES INC. (formerly Security Devices International, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2019 AND 2018

Together with Reports of Independent Registered Public Accounting Firms

(Amounts expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Byrna Technologies Inc. (formerly Security Devices International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Byrna Technologies Inc. (formerly Security Devices International, Inc.) (“Company”) as of November 30, 2019 and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in stockholders’ equity (deficit) for the year ended November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and the results of their operations and their cash flows for the year ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective December 1, 2018, under the modified retrospective method.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and cash shortfalls from operations and is dependent on future financings and revenue streams to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

We have served as the Company’s auditor since 2019.

New York, New York
May 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Byrna Technologies Inc. (formerly, Security Devices International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Byrna Technologies Inc. (formerly, Security Devices International, Inc.) (the “Company”) as of November 30, 2018, and the related consolidated statement of operations and comprehensive loss, consolidated statement of cash flows, and consolidated statement of changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating loss and accumulated deficit as at November 30, 2018 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditors since 2017.

McGovern Hurley LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

May 18, 2020

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	November 30,
	2019	2018
	$	$
ASSETS
CURRENT
Cash	1,081,900	1,182,387
Restricted cash (Note 4)	92,000	-
Accounts receivable (Note 5)	438,255	18,914
Inventory, net (Note 16)	959,748	129,121
Prepaid expenses and other current assets (Note 18)	377,305	901,247
Total Current Assets	2,949,208	2,231,669

Patent rights, net (Note 17)	99,002	106,334
Deposits for equipment (Note 10)	196,921	205,664
Property and equipment, net (Note 10)	321,288	113,418

TOTAL ASSETS	3,566,419	2,657,085
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	650,719	380,542
Convertible notes payable (Note 15)	2,758,578	978,361
Accrued interest	266,143	16,767
Derivative liabilities (Note 15)	-	957,301
Total Current Liabilities	3,675,440	2,332,971

Long-term convertible notes payable	1,874,972	167,077
Total Liabilities	5,550,412	2,500,048
Commitments (Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil shares issued and outstanding (2018 - Nil).	-	-
Common stock, $0.001 par value 300,000,000 shares authorized, 104,021,836 shares issued and outstanding (2018: 200,000,000 shares authorized, 101,976,899 shares issued and outstanding)	104,022	101,977
Additional paid-in capital	36,480,520	33,341,695
Shares to be issued	20,000	-
Treasury stock receivable (3,000,000 shares)	(888,000)	-
Accumulated deficit	(37,662,123)	(33,252,338)
Accumulated other comprehensive loss	(38,412)	(34,297)

Total Stockholders' (Deficit) Equity	(1,983,993)	157,037

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	3,566,419	2,657,085

The accompanying notes are an integral part of these consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)

	Years Ended November 30,
	2019	2018
	$	$
Revenue (Note 5)	924,419	250,227
Cost of goods sold	(775,412)	(186,068)
Gross Profit	149,007	64,159

OPERATING EXPENSES
Depreciation (Note 10)	30,054	19,392
Amortization of patent rights (Note 17)	7,332	3,666
Foreign currency transaction loss (gain)	12,031	(46,093)
Selling, general and administrative	3,400,158	2,125,896
TOTAL OPERATING EXPENSES	3,449,575	2,102,861
LOSS FROM OPERATIONS	(3,300,568)	(2,038,702)
OTHER INCOME (EXPENSE)
Accretion of debt discounts (Note 15)	(1,120,872)	(154,428)
Interest expense (Note 15)	(414,364)	(148,887)
Change in fair value of derivative liabilities (Note 15)	426,019	188,543
LOSS BEFORE INCOME TAXES	(4,409,785)	(2,153,474)
Income tax provision (Note 11)	-	-
NET LOSS	(4,409,785)	(2,153,474)

Foreign exchange translation adjustment for the year	(4,115)	(1,673)
COMPREHENSIVE LOSS	(4,413,900)	(2,155,147)
Net loss per share - basic and diluted	(0.04)	(0.02)
Weighted-average number of common shares outstanding during the year	103,543,833	94,446,113

The accompanying notes are an integral part of these consolidated financial statements.

BYRNA TECHNOLOGIES INC. Consolidated Statements of Cash Flows
(Amounts expressed in US Dollars)

	Years Ended November 30,
	2019	2018
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the year	(4,409,785)	(2,153,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	218,154	128,799
Non-cash expense for shares issued in 2018 for services	200,000	250,000
Accretion of debt discounts	1,120,872	154,428
Provision for inventory	44,786	-
Foreign currency transaction loss	(4,115)	(46,093)
Change in fair value of derivative liability	(426,019)	(188,543)
Issuance of common shares for services	314,339	1,332,673
Issuance of convertible notes payable for services	112,500	-
Strock to be issued for services	20,000	-
Cancellation of shares for services	(19,996)	-
Accrued interest	249,376	16,767
Depreciation	46,844	19,392
Amortization of patent rights	7,332	3,666
Changes in assets and liabilities:
Accounts receivable	(419,341)	15,690
Inventory	(875,413)	28,182
Prepaid expenses and other current asserts	(226,060)	(1,146,176)
Accounts payable and accrued liabilities	270,177	(11,431)
NET CASH USED IN OPERATING ACTIVITIES	(3,776,349)	(1,596,120)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of patent rights	-	(110,000)
Deposit for and purchases of property and equipment	(245,971)	(311,523)
NET CASH USED IN INVESTING ACTIVITIES	(245,971)	(421,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	5,068,265	1,275,000
Repayment of 2016 convertible notes	(1,035,930)	-
Repayment of unsecured convertible debentures	-	(40,357)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,032,335	1,234,643
Effects of foreign currency exchange rate changes	(18,502)	344
NET DECREASE IN CASH AND RESTRICTED CASH FOR THE YEAR	(8,487)	(782,656)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	1,182,387	1,965,043
CASH AND RESTRICTED CASH, END OF YEAR	1,173,900	1,182,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	-	-
INTEREST PAID	161,595	132,624

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended November 30, 2019, 3,000,000 shares of outstanding common stock was agreed to be returned to the Company by FinTekk AP, LLC ("FinTekk") for unused marketing services of $550,000. The $550,000 consists of $888,000 Treasury Stock Receivable, partially offset by $338,000 of the associated Additional Paid-in Capital and is included in Stockholders' Deficit at November 30, 2019. See Note 18.

During the year ended November 30, 2019, $2,290,373 of warrants were issued with convertible notes payable.

During the year ended November 30, 2018, $524,089 of warrants were issued with convertible notes payable and $1,000,000 of common stock comprising of 6,666,666 shares were issued for future services. As of November 30, 2018, $750,000 of the $1,000,000 common stock amount remained in prepaid expenses.

The accompanying notes are an integral part of these consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
(Amounts expressed in US Dollars)

							Accumulated
	Shares of	Common	Stock	Treasury	Additional		Other
	Common	Stock	To be	Stock	Paid-in	Accumulated	Comprehensive
	Stock	amount	Issued	Receivable	Capital	Deficit	Loss	Total
	#	$	$	$	$	$	$	$

Balance, November 30, 2017	93,014,133	93,014	-	-	31,365,097	(31,098,864)	(32,624)	(326,623)
Issuance of common Stock for services	8,962,766	8,963	-	-	1,323,710	-	-	1,332,673
Stock-based compensation for issuance of stock options	-	-	-	-	128,799	-	-	128,799
Issuance of warrants	-	-	-	-	524,089	-	-	524,089
Net loss	-	-	-	-	-	(2,153,474)	-	(2,153,474
Foreign currency translation	-	-	-	-	-	-	(1,673)	(1,673)
Balance, November 30, 2018	101,976,899	101,977	-	-	33,341,695	(33,252,338)	(34,297)	157,037
Issuance of common stock for services	2,179,875	2,180	-	-	312,159	-	-	314,339
Cancellation of shares	(134,938)	(135)	-	-	(19,861)	-	-	(19,996)
Redemption of stock issued for service-(Note 18)	-	-	-	(888,000)	338,000	-	-	(550,000)
Issuance of warrants with convertible notes payable	-	-	-	-	2,290,373	-	-	2,290,373
Stock to be issued	-	-	20,000	-	-	-	-	20,000
Stock-based compensation for issuance of stock options	-	-	-	-	218,154	-	-	218,154
Net loss	-	-	-	-	-	(4,409,785)	-	(4,409,785)
Foreign currency translation	-	-	-	-	-	-	(4,115)	(4,115)
Balance, November 30, 2019	104,021,836	104,022	20,000	(888,000)	36,480,520	(37,662,123)	(38,412)	(1,983,993)

The accompanying notes are an integral part of these consolidated financial statements.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

Security Devices International, Inc. ("SDI") was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, SDI incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. ("SDI Canada"). On March 1, 2018, SDI acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. ("Byrna South Africa"). On March 4, 2020, SDI changed its name to Byrna Technologies Inc. (the "Company"). SDI Canada was dissolved on December 19, 2019. See Note 19. These consolidated financial statements for the years ended November 30, 2019 and 2018 include the accounts of the Company and its subsidiaries SDI Canada and Byrna South Africa. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the year ended November 30, 2019.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in innovative next generation solutions for security situations that do not require the use of lethal force. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm ("BIP") line of products, a line of 12 gauge less-lethal products, and the .68 caliber handheld personal security device called the Byrna® HD and Byrna® HD magazines and projectiles.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. There is substantial doubt about the Company's ability to continue as a going concern for one year after the issuance of these financial statements.

The Company's activities are subject to risk and uncertainties including:

The Company has not earned adequate revenue to sustain its operations and has used cash in its operations. Therefore, the Company will need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $37,662,123 from inception to November 30, 2019. The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generates revenue from operations. However, it still expects to incur significant losses before the Company's revenues can sustain its operations. The Company's future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. Management's plans to continue operations include seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 launch of the Byrna® HD drove the fiscal 2019 revenue increase. In addition, subsequent to the year ended November 30, 2019, the Company (1) raised approximately $3.2 million through early warrant exercises and (2) exchanged all outstanding convertible debt for preferred stock, resulting in the Company no longer having any outstanding notes payable. See Note 20 for additional information. The Company may explore other financing alternatives to raise capital, if needed. There can be no assurance that such revenue will be generated, or financing will be available at all or on favorable terms. Based on these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

The Company is also significantly impacted by COVID-19, experiencing both positive and negative effects from the virus and resulting suspension of economic activity and daily routines. The government mandated lock down orders and stay-at-home requirements have significantly disrupted the Company's supply chain and temporarily stopped production of the Byrna® HD. While production has resumed, the Company cannot predict the extent of supply disruption that may result from the ongoing pandemic or whether the increased demand the Company is experiencing will continue after the immediate health crisis has abated.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amount of revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Significant estimates include accruals, valuation allowance for deferred tax assets, inventory, determination of the Company's ability to continue as a going concern, estimates in the fair value of derivative liabilities, estimates for calculations of stock-based compensation and warrants issued, estimates of the useful life of (1) property and equipment and (2) patent rights, and accounting for conversion features on convertible debt transactions. These estimates are based on management's best estimates and judgment. Management will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual results could differ significantly from these estimates.

b)	Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of November 30, 2019, no accrued interest or penalties related to unrecognized tax benefits are included in the consolidated balance sheet. See Note 11.

c)	Revenue Recognition

Revenue is recognized upon the transfer of control of products to the Company's customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services. Revenue is generally recognized at the time title to the goods is passed and the risk of loss is transferred to the customer. Depending on the contract terms, transfer of control is upon shipment of goods ("free on truck") to or upon the customer's pick-up of the goods. The amount of revenue is recognized net of actual returns and discounts offered to its customers. The Company's returns to date through November 30, 2019 have been immaterial and the Company will recognize an estimated reserve, when material, based on its analysis of historical experience and an evaluation of current market conditions.

Sales to customers are generally based on net 30-60-day credit terms, unless otherwise stated. Online sales are processed by credit cards. Cash receipts recorded in deferred revenue are recorded as revenues when the Company satisfies its performance obligation.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in selling, general and administrative ("SG&A") expenses and are recognized when the product is shipped to the customer. Shipping and handling costs included in SG&A were $21,487 and $13,936 during the years ended November 30, 2019 and 2018, respectively. Costs to obtain a contract consist of commissions paid to employees. As product revenue is recognized at a point in time, the practical expedient stated in ASC 340-40-25-4, Contracts with Customers, is met, and the Company may expense commissions as incurred.

The Company's products come with a standard assurance type warranty which cannot be purchased separately and accounted for pursuant to ASC 460, Guarantees. As historical warranty claims have been immaterial, the Company has recognized expenses in cost of goods sold as incurred. The Company will recognize an estimated reserve, when material, based on its analysis of historical experience.

d)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year and the conversion feature of convertible notes payable. There were no common stock equivalent shares outstanding during the years ended November 30, 2019 and 2018 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At November 30, 2019, there are 2,911,667 options and 45,787,219 warrants outstanding, which are convertible into equal number of common stock shares of the Company. At November 30, 2018, there were 6,376,667 options and 26,041,160 warrants outstanding, which were convertible into equal number of common stock shares of the Company.

e)	Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company's stock-based payments include stock options and grants of warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees' requisite service period, on a straight-line basis. The measurement date for non-employee awards is generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying statements of operations based on the function to which the related services are provided, which is in SG&A expenses. The Company recognizes stock-based compensation expense over the contractual term of the options. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant by using either the Black-Scholes or Binomial Lattice option pricing models. The Company estimates its expected stock volatility based on the historical volatility of its stock. The expected term of the Company's stock options granted to employees has been determined utilizing the method as prescribed by the SEC's Staff Accounting Bulletin, Topic 14. The expected term for stock options granted to non-employees is equal to the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. See Note 7.

f)	Foreign Currency

The Company maintains its books and records in US dollars which is its functional and reporting currency. The Company's two operating subsidiaries are foreign private companies. SDI Canada and Byrna South Africa maintain their books and records in their functional currency, Canadian dollars and South African rand, respectively. Both subsidiaries' financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method. Under the current rate method, all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates, and revenues and expenses are translated at average rate for the year. The resulting translation adjustment has been included in accumulated other comprehensive loss. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the consolidated statement of operations and comprehensive loss for the related reporting periods.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

g)	Comprehensive Loss

Comprehensive loss includes all changes in equity (deficit) during a period from non-owner sources. Items included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments relating to its Canadian and South African subsidiaries.

h)	Financial Instruments

The carrying amount of accounts receivable and accounts payable and accrued liabilities, approximated their fair value because of the relatively short maturity of these instruments. The Company determines fair value based on its accounting policy for fair value measurement (i.e. exit price that would be recovered for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures.  Convertible debt issued is initially recognized at fair value. Derivative liabilities are measured at fair value at each reporting period and convertible debt is subsequently measured at amortized cost.

i)	Fair Value Measurement

The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

• Level 1-Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

• Level 2-Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

• Level 3-Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments.  The Company's derivative liability which had a balance of $Nil and $957,301 at November 30, 2019 and 2018, respectively, was classified within Level 3 of the fair value hierarchy as it was valued using pricing models that incorporate management assumptions that cannot be corroborated with observable market data. See Note 15.

j)	Convertible Debt Instruments

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments the Company accounts for convertible debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes any debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, any induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

k)	Intellectual Property

The perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the cost of patent rights acquired in 2018 is capitalized and amortized over the estimated useful life, currently estimated to be 15 years.

l)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

	Computer equipment and software	30% declining balance method
	Furniture and fixtures	30% declining balance method
	Leasehold improvements	Straight line over period of lease
	Molds	20% straight line over 5 years

m)	Restricted Cash

Cash that is subject to legal restrictions or unavailable for use in operations is classified as restricted cash.

n)	Impairment of Long-lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2019 and 2018, respectively.

o)	Inventories

Inventories are principally comprised of raw materials and finished goods, and are valued at the lower of cost or net realizable value with cost being determined on the first-in, first-out basis. The Company reviews inventories for slow-moving items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value. Inventory costs include subcontracted manufacturing costs. Inbound freight costs, inclusive of freight between distribution facilities, are included in costs of goods sold.

p)	Advertising

Advertising related costs are expensed as incurred and are included in SG&A expenses. Advertising expenses were $366,786 and $262,248 during the years ended November 30, 2019 and 2018, respectively. Prepaid advertising expenses recorded in prepaid expenses and other current assets were $Nil and $750,000 at November 30, 2019 and 2018, respectively.

q)	Research and development

Research and development (“R&D”) costs are expensed as incurred and are included in SG&A expenses. R&D costs were $158,105 and $164,162 during the years ended November 30, 2019 and 2018, respectively.

r)	Consolidation

These consolidated financial statements include the accounts of the Company and the entities it controls. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity or arrangement to obtain benefit from its activities. In assessing control, potential voting rights that currently are exercisable are considered. The financial statements of the subsidiary are included in the consolidated financial statements from the date that control commences until the date that control ceases. These consolidated financial statements include the results of the Company and its wholly owned subsidiaries, SDI Canada, and Byrna South Africa.

On March 1, 2018, the Company purchased all the shares of a South African entity Rephit (Pty) Ltd., an inactive company, for $300 (South African rand 4,000) and subsequently changed the name of the subsidiary to Byrna South Africa. The Company acquired Byrna South Africa to facilitate the development of the Byrna® HD and other projects related to the patent portfolio purchased from Andre Buys ("Buys"), the Company's Chief Technology Officer ("CTO").

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

s)	Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This update became effective for the Company on December 1, 2018, including interim periods. The Company adopted and will apply the update prospectively to any award modifications as there were no modifications to share-based payment awards during 2018 and 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"). Subsequently, the FASB issued several updates to ASC 606. ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40. In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include: the determination of enforceable rights and obligations between parties; the identification of performance obligations including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements. The Company adopted ASC 606 during the first quarter of 2019 by applying the modified retrospective method to all contracts which resulted in (a) no impact to the financial statements and (b) additional financial statement disclosures. See Note 5 for additional information.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees.  ASU 2016-02 requires adoption using a modified retrospective approach, with the option apply the guidance either at the beginning of the earliest period presented or at the beginning of the period in which it is adopted. The Company adopted ASC 842 in the first quarter of 2020 and is in process of evaluating the impact of this guidance on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic: 260), Distinguishing Liabilities from Equity (Topic: 480), Derivatives and Hedges (Topic 815). FASB issued the update to simplify the accounting for certain financial instruments with down round features. The Company adopted ASU 2017-11 in the first quarter of 2020. Currently, the Company does not have financial instruments with down round features but will apply this update prospectively.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation - Stock Compensation. The Company adopted ASU 2018-07 in the first quarter of 2020 prospectively, and the Company does not expect this to have a material impact on its financial statements for share-based payments issued to nonemployees during fiscal 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of this update on its disclosures.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

In 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company's accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by primarily addressing the following: recognition of a deferred tax liability after transition to/from the equity method, evaluation when a step-up in the tax basis of goodwill should be related to a business combination or when it should be considered a separate transaction, inclusion of the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income, and recognition of the effect of an enacted change in tax laws or annual effective tax rates in the period the change was enacted, The guidance is effective for the Company in the first quarter of 2022. Early adoption is permitted. Several of the amendments in the update are required to be adopted using a prospective approach, while other amendments are required to be adopted using a modified-retrospective approach or retrospective approach. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

4.	RESTRICTED CASH

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its November 2019 lease agreement.

5.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue primarily from sales of finished products. Revenue is recognized upon the transfer of control of products to the Company's customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users (security companies and law enforcement agencies) and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer's pick-up of the goods. Payment terms are generally 30-60 days for established customers, whereas new customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. The Company's returns have been immaterial and the Company will recognize an estimated reserve, when material, based on its analysis of historical experience and an evaluation of current market conditions.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company's products. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs.

Deferred Revenue

Changes in deferred revenue which relate to unfulfilled e-commerce orders for the year ended November 30, 2019 are summarized below. The associated performance obligations were satisfied during fiscal 2020.

Deferred Revenue
Balance, November 30, 2018	$-
Net additions to deferred revenue	10,842
Balance, November 30, 2019	$10,842

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

See Note 3 for further discussion of the adoption of the new revenue standard.

Accounts Receivable The following table presents the Company's accounts receivable:

	November 30,
	2019	2018
Accounts receivable	$438,255	$18,914

Accounts receivable at November 30, 2019 primarily relates to sales of the new Byrna® HD to several large distributors.

Revenue Disaggregation The following table presents disaggregation of the Company's revenue by product type and distribution channel:

	Years Ended November 30,
Product type	2019	2018
Byrna® HD	$850,404	$-
Law Enforcement	74,015	250,227
Total	$924,419	$250,227

	Years Ended November 30,
Distribution channel	2019	2018
Wholesale (dealer/distributors and large end-users)	$602,838	$250,227
E-commerce	321,581	-
Total	$924,419	$250,227

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	November 30,
	2019	2018
Trade payables	$600,878	$126,366
Deferred revenue	10,842	-
Other accrued liabilities	38,999	254,176
	$650,719	$380,542

The increase in trade payables at November 30, 2019 is primarily due to an increase in purchases of raw material inventory. Other accrued liabilities at November 30, 2018 relate primarily to professional and consulting fees.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

7.	STOCK-BASED COMPENSATION

2017 Plan

In 2017, the Company adopted the Security Devices International Inc. 2017 Stock Option Plan (the "2017 Plan") for the issuance of stock options and other stock-based awards, authorizing 9,379,857 shares of the Company's common stock to be issued. On December 19, 2017, the 2017 Plan was amended to increase the number of shares reserved for issuance from 9,379,857 to 18,993,274.

At the time that the 2017 Plan was adopted, the Company was trading on the Toronto Stock Exchange ("TSX"). On October 15, 2018, the Company ceased trading on the TSX and was listed on the Canadian Stock Exchange ("CSE"). As part of this change, the Company amended the 2017 Plan to allow for the exercise of options under the 2017 Plan to be traded on the CSE. Accordingly, on October 13, 2019, the Board approved the first amendment to the 2017 Plan (the "First Amendment"). The First Amendment amends the 2017 Plan for specific rules and definitions that must be adhered to on the CSE. All other provisions of the 2017 Plan remain. The First Amendment is subject to approval by the majority of the Company's shareholders which may be obtained by consent or by vote at a general or special meeting of the shareholders.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

7.	STOCK-BASED COMPENSATION-Cont'd

During the years ended November 30, 2019 and 2018, the Company granted options to purchase 120,000 shares and 1,900,000 shares, respectively, of common stock to employees and directors. The Company recorded stock-based compensation expense for options granted to employees and directors of $31,530 and $98,343 during the years ended November 30, 2019 and 2018, respectively.

During the years ended November 30, 2019 and 2018, the Company granted options to purchase no shares and 250,000 shares, respectively, of common stock to non-employees. The Company recorded stock-based compensation expense for options granted to non-employees of $Nil and $30,456 during the years ended November 30, 2019 and 2018, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended November 30, 2019 and 2018 were as follows:

Year ended November 30, 2019

Employee Options (Black-Scholes option pricing model)

Risk free rate	2.00%
Expected dividends	0%
Expected volatility	133%
Expected life	5 years
Market price of the Company's common stock on date of grant	$0.14
Exercise price	$0.14

Year ended November 30, 2018

Employee Options (Binomial Lattice option pricing model)

Risk free rate	2.77%
Expected dividends	0%
Expected volatility	190%
Expected life	7 years
Market price of the Company's common stock on date of grant of options	$0.15
Exercise price	$0.16

Director and Non-Employee Options (Black-Scholes option pricing model)

Risk free rate	2.00%
Expected dividends	0%
Expected volatility	133%
Expected life	5 years
Market price of the Company's common stock on date of grant of options	$0.14
Exercise price	$0.14

The following table summarizes option activity under the 2017 Plan during the years ended November 30, 2019 and 2018:

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

	Number of options
	2019	2018

Outstanding, beginning of year	6,376,667	4,866,667
Granted	120,000	2,150,000
Expired	(1,270,000)	-
Cancelled	(2,315,000)	(640,000)
Outstanding, end of year	2,911,667	6,376,667
Exercisable, end of year	1,411,667	5,189,167

2019:
Weighted-average exercise price:
Options outstanding at end of year	CDN$ 0.19	($0.14)
Options granted during the year	CDN$ 0.19	($0.14)
Options expired during the year	CDN$ 0.37	($0.28)
Options cancelled during the year	CDN$ 0.22	($0.17)

The aggregate intrinsic value of options outstanding and exercisable at November 30, 2019 is $19,600.

2018:
Weighted-average exercise price:
Options outstanding at end of year	CDN$ 0.22	($0.18)
Options granted during the year	CDN$ 0.20	($0.16)
Options cancelled during the year	CDN$ 0.30	($0.23)

The aggregate intrinsic value of options outstanding and exercisable at November 30, 2018 is $88,500.

The share options outstanding at the end of the year had a weighted-average remaining contractual life as follows:

	2019	2018
	(Years)	(Years)
Total outstanding options	4.3	3.5
Total exercisable options	3.1	2.0

Incentive Warrants

During the year ended November 30, 2019, the Company issued 750,000 warrants each to two consultants (the "Incentive Warrants") to purchase common shares. The Incentive Warrants were issued outside of the 2017 Plan. Stock-based compensation expense for the year ended November 30, 2019 was $186,624, before a tax benefit of $50,986 which has been fully reserved in the valuation allowance. The Company did not issue Incentive Warrants in 2018. As of November 30, 2019, non-vested stock-based compensation expense associated with the Incentive Warrants was $7,465.

Incentive Warrant Valuation

The assumptions that the Company used to determine the grant-date fair value of Incentive Warrants granted to two consultants for the year ended November 30, 2019 were as follows:

Year ended November 30, 2019

Incentive Warrants (Black-Scholes option pricing model)

Risk free rate	2.00%
Expected dividends	0%
Expected volatility	149%
Expected life	3 years
Market price of the Company's common stock on date of grant	$0.16
Exercise price	$0.16

Stock-Based Compensation Expense

Total stock-based compensation expenses of $218,154 and $128,799 for the years ended November 30, 2019 and 2018, respectively, were recorded in SG&A expenses.

As of November 30, 2019, there was $30,715 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The weighted-average period over which total compensation cost related to non-vested awards not yet recognized is expected to be recognized is 1.4 years.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

8.	WARRANTS

On September 16, 2019, the Company entered into a securities purchase agreement with two investors to sell a total of 818.0 units, for aggregate principal of $818,000, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company's common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The Company issued 3,272,000 warrants in connection with this transaction. The relative grant date fair value of these warrants was estimated at $363,846 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	1.69%
Expected dividends	0%
Expected volatility	150%
Expected life	4.35 years
Market price of the Company's common stock on date of grant	$0.16
Exercise price	$0.25

On July 22, 2019, the Company entered into a securities purchase agreement with several investors to sell a total of 2,282.5 units, for aggregate principal of $2,282,500, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company's common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The Company issued 9,130,000 warrants in connection with this transaction. The relative grant date fair value of these warrants was estimated at $1,038,081 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	1.8%
Expected dividends	0%
Expected volatility	154%
Expected life	4.5 years
Market price of the Company's common stock on date of grant	$0.16
Exercise price	$0.25

On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of 2,080.265 units, for aggregate principal of $2,080,265, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company's common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The Company issued 8,321,058 warrants in connection with this transaction. The relative grant date fair value of these warrants was estimated at $888,444 using the Binomial lattice option pricing model and is reflected in additional paid-in capital, with the following assumptions:

Risk free rate	2.21-2.39%
Expected dividends	0%
Expected volatility	155-156%
Expected life	4.5 years
Market price of the Company's common stock on date of grant	$0.15
Exercise price	$0.25

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors to sell 1,275.0 units, for aggregate principal of $1,275,000, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest convertible promissory note ("the 2018 Notes"), convertible into the Company's common stock at a conversion price of $0.15 per share (See Note 15), and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance.

Pursuant to this private placement, the Company issued 5,100,000 warrants. The grant date fair value of these warrants was estimated at $524,089 using the Binomial lattice option pricing model and reflected in additional paid-in capital, with the following assumptions:

Risk free rate	3.05%
Expected dividends	0%
Expected volatility	159%
Expected life	5 years
Market price of the Company's common stock on date of grant	$0.14
Exercise price	$0.25

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

8.	WARRANTS-Cont'd

The following table summarizes warrant activity during the years ended November 30, 2019 and 2018:

	Number of	Weighted- Average
	Warrants	Exercise
	Granted	Price
		$
Outstanding at November 30, 2017	20,941,160	0.18
Granted	5,100,000	0.25
Expired	-	-
Outstanding at November 30, 2018	26,041,160	0.19
Granted	22,223,058	0.25
Expired	(2,476,999)	(0.16)
Outstanding at November 30, 2019	45,787,219	0.22

Exercisable at November 30, 2019	45,037,219	0.22
Exercisable at November 30, 2018	26,041,160	0.19

The warrants outstanding at the end of the year had a weighted-average remaining contractual life as follows:

	2019	2018
	(Years)	(Years)
Total outstanding warrants	3.55	3.88
Total exercisable warrants	3.50	3.88

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

9.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing (with the exception of notes payable) and due on demand.

The Company expensed a total of $51,876 and $27,600 related to 360,000 and 180,000 shares of common stock issued for services provided by Dean Thrasher ("Thrasher"), a former director of the Company, during the years ended November 30, 2019 and 2018, respectively. The Company also recorded stock-based compensation expense of $39,046 during the year ended November 30, 2018 related to stock options to acquire 1,150,000 shares of common stock which expired during the year ended November 30, 2019 (2019: $Nil).

The Company expensed $8,333 for royalties due to Buys during the year ended November 30, 2019. The Company also recorded stock-based compensation expense of $16,909 and $10,568 during the year ended November 30, 2019 and 2018, respectively, related to stock options granted to him in 2018 to acquire 1,500,000 shares of common stock.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,090 per month from a corporation owned and controlled by Bryan Ganz ("Ganz"), President and, effective April 1, 2019, Chief Executive Officer ("CEO") of the Company. The Company expensed approximately $23,600 and $12,939 for these items for the years ended November 30, 2019 and 2018, respectively.

Current directors and officers of the Company participated in the April 22, 2019, May 20, 2019 and July 22, 2019 financing for 316 units for total proceeds of $315,588, of which $95,000 was issued to officers for services rendered. Directors and officers of the Company participated in the October 2018 financing for total proceeds of $100,000 of units.

The Company issued 1,744,937 and 2,296,100 shares of common stock for $272,339 and $330,908, respectively, for services to its directors and management during the years ended November 30, 2019 and 2018.

The Company's payables due to related parties were $Nil and $137,380 as of November 31, 2019 and 2018, respectively.

10.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. The following table summarizes cost and accumulated depreciation as of November 30, 2019 and 2018, respectively.

	November 30, 2019		November 30, 2018
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
	$	$	$	$
Computer equipment and software	116,348	58,804	77,382	46,837
Furniture and fixtures	20,998	19,513	20,998	18,763
Leasehold improvements	26,471	26,471	26,471	26,471
Molds	507,347	245,088	291,599	210,961

Total	671,164	349,876	416,450	303,032

Net carrying amount		$321,288		$113,418
Depreciation expense		$46,844		$19,392

The Company deposited $196,921 and $205,664 with vendors primarily for supply of molds and equipment as of November 30, 2019 and 2018, respectively, where the vendors had not completed the supply of these assets.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

11.	INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended November 30,
	2019	2018
United States	$(4,199,856)	$(2,113,412)
Foreign	(209,929)	(40,062)
Total	$(4,409,785)	$(2,153,474)

The Company's provision for income taxes was $Nil in each of the years ended November 30, 2019 and November 30, 2018.

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended November 30,
	2019	2018
Income at US statutory rate	21.00%	21.00%
State taxes, net of Federal benefit	9.24%	0.00%
Permanent differences	(5.44%)	(1.95%)
Tax law change	0.00%	(107.78%)
Foreign rate differential	0.34%	0.13%
Valuation allowance	(24.34%)	88.60%
Other	(0.79%)	0.00%
Total	0.00%	0.00%

 The net deferred income tax asset balance related to the following:

	November 30,
	2019	2018
Depreciation	$(88,502)	$-
Stock compensation	96,033	-
Inventory reserve	15,611	-
Net operating loss ("NOL") carryforwards	5,845,058	4,794,900
Total deferred tax assets	5,868,199	4,794,900
Valuation allowance	(5,868,199)	(4,794,900)
Net deferred tax assets (liabilities)	$-	$-

As of November 30, 2019, the Company had federal and state NOL carryforwards of approximately $21.3 million and $6.3 million, respectively, which begin to expire in 2025 for federal and state purposes. The federal NOL carryforwards include approximately $5.0 million, which do not expire. As of November 30, 2019, the Company has Canadian NOL carryforwards of $3.4 million, which begin to expire in 2034. As of November 30, 2019, the Company also has $0.2 million of South African NOLs which do not expire.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2019 and 2018, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of November 30, 2019 and 2018.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize the NOL carryforwards remaining at an ownership change date. The Company has not completed a Section 382 study.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the company operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2019 and 2018, respectively, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statements of operations. As of November 30, 2019 and 2018, respectively, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from November 30, 2016, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

12.	COMMITMENTS

a)	Consulting agreements:

Effective November 1, 2018, the Company entered into consulting agreements (the "Consulting Agreements") with two consultants. The consultants will each be paid $7,500 per month commencing November 1, 2018 and to be increased to $10,000 per month subsequent to the month the Company begins shipping the Byrna® HD product to customers. The term of the contracts with the consultants continue until December 31, 2019. In addition, the Company issued to each consultant 750,000 warrants (the "incentive warrants") to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days preceding such approval. 50% of the incentive warrants vested upon issuance and balance vest upon the completion of the service term. The incentive warrants have a three-year life. See Note 7.

Effective October 29, 2018, the Company entered into a consulting agreement with Lisa Wager ("Wager") pursuant to which she serves as CLO of the Company. By the terms of the consulting agreement, Wager was paid a total of 250,000 common shares for the services calculated at 83,333 common shares per month commencing November 1, 2018 and expiring on January 31, 2019. A total of 416,666 common shares were issued during the year ended November 30, 2019. When this agreement ended, Wager was retained and paid by board resolutions from February 1 through June 30, 2019 and became an employee effective July 1,2019. Her base salary was $15,000/month per board resolution.

The Company executed a consulting agreement effective July 1, 2018 with a corporation owned by Thrasher, then executive chairman. The contract expired on March 31, 2019.

Effective June 1, 2018, the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. By the terms of the consulting agreement, Ganz was paid $200,000 annually in shares of the Company's common stock for his service, subject to stock exchange approval. The common shares were issued quarterly, ending March 31, 2019. For the Company's 2018 fiscal third and fourth quarters, Ganz was paid 500,000 common shares for each quarter. Based on the consulting agreement, Ganz received 833,333 shares during the year ended November 30, 2019 for services through March 31, 2019. Ganz was paid pursuant to board resolution for April-June 2019 and became an employee effective July 1, 2019 with a base salary of $20,000/month set by board resolution.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the "Agreement") with Buys, a resident of South Africa, pursuant to which the Company purchased from Buys a portfolio of registered patent rights and other intellectual property relating to air and/or gas fired long guns or pistols and munitions used with such pistols and long guns, including self-stabilizing shaped or "finned" rounds (the "Portfolio"). As consideration for the Portfolio, the Company (i) paid Buys $100,000, (ii) agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the "Second Payment") at Buys' discretion and (iii) agreed to pay Buys certain royalty payments for sales of products by the Company using technology covered by the Portfolio. In addition, the Company agreed to employ Buys as the CTO at a starting salary of $10,000 per month and to issue Buys 1,500,000 options under the Company's 2017 Plan for shares of the Company's common stock with a strike price of $0.16 and a trigger price of $0.30, $0.50 and $1.00 for each batch of 500,000 options, respectively. The Company's stock price must close above the trigger price for 20 days in order for the option to be triggered. The options have a seven-year life from grant date and Buys must remain employed by the Company for three years in order for the options to vest. The Agreement further provided that, until the earlier of, April 13, 2020 or the date the Second Payment is made, Buys will be paid a royalty of 10% of the Net Sales Price ("NSP") of products developed from the Portfolio, which will then be reduced to 4% until the sixth anniversary, 3% until the eighth anniversary, and 2% until the last expiration date of any of the intellectual property in the Portfolio. Until the royalty exceeds $25,000 per year, the Company is committed to a minimum payment of $25,000 per year beginning on the earlier of April 13, 2019 or Buys' relocation to Boston. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use Buys' "tailfin" technology for 40mm rounds, and have and retain a perpetual, irrevocable, non-exclusive license to use the Portfolio related to any and all products that Buys or the Company developed within two years of April 13, 2018. The Company agrees that it will not terminate Buys except for cause prior to the vesting of his options. The agreement was amended subsequent to November 30, 2019. See Note 20 for additional information.

b)	Lease commitments

The Company has the following lease commitments by fiscal year at November 30, 2019:

Location	2020	2021	2022	2023	2024	2025 and beyond
Wilmington, MA	$24,987	$115,371	$117,972	$120,979	$123,986	$300,660
Fort Wayne, IN	30,357	30,585	7,646	-	-	-
South Africa*	13,098	2,217	-	-	-	-
Total	$68,442	$148,173	$125,618	$120,979	$123,986	$300,660
(*USD based on November 30, 2019 exchange rate)

The above lease commitments reflect annual escalation. During the years ended November 30, 2019 and 2018, the Company recognized rent expense of $60,316 and $36,659 respectively.

13.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company executed a manufacturing agreement with Roboro effective December 1, 2019 (binding agreement July 2019), whereby Roboro is its exclusive manufacturer in South Africa of various products including the Byrna® HD. Roboro's manufacturing activities will include plastic molding component production and assembly, dispatch and other services The contract term is through November 30, 2021 with two-year renewal terms. Roboro provided manufacturing services during the year end November 30, 2019.

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP manufacturer on August 1, 2017. This agreement provides the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least sixty (60) days prior to the end of the then- current term. The agreement does not contain any minimum purchase commitments.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

The Company entered a License and Supply Agreement with Safariland, LLC on May 1, 2017. This agreement provides the Company to license and sell only to Safariland, LLC for certain BIP standard payloads for integration with and production of certain less-lethal impact munitions in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least 90 days prior to the end of the then-current term.

14.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The Company does not provide separate segment reporting. The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company's operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company's revenue and long-lived assets for the fiscal years ended November 30, 2019 and 2018, respectively by geographic region. The Company's long-lived assets consist of patent rights, property and equipment, and deposits for equipment.

Revenue	US	Canada	South Africa	Total
2019	$536,471	$-	$387,948	$924,419
2018	126,846	123,381	-	250,227

Long-lived assets	US	Canada	South Africa	Total
2019	$614,027	$3,184	$-	$617,211
2018	421,304	4,112	-	425,416

Total Assets	US	Canada	South Africa	Total
2019	$2,307,257	$50,415	$1,208,747	$3,566,419
2018	2,629,315	27,770	-	2,657,085

15.	CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible Notes Payable (short-term) $2,758,578 (2018: $978,361)

On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of 2,080.265 units, for aggregate principal of $2,080,265, with each $1,000 unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the "April/May 2019 Notes") due April 15, 2020, convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The April/May 2019 Notes are secured secondarily by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the April/May 2019 Notes meet the definition of conventional convertible debt provided in ASC 815 and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the April/May 2019 Notes, the Company issued the holders warrants to purchase the common stock. The warrants are exercisable until October 23, 2023 for 8,321,060 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements. As a result of the repayment of the November 2016 Subordinate Secured Debentures on May 31, 2019, the April/May 2019 Notes entered senior security position.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $888,444 and the balance of the convertible debt for $1,191,821. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 72.35% during fiscal 2019. During the year ended November 30, 2019 (2018: $Nil), the Company recorded $457,570 of interest from the accretion of the discount. In addition, the Company recorded interest expense of $123,726 for the year ended November 30, 2019 (2018: $Nil). The Company was required to consider whether the hybrid contract embodied a BCF. The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company’s stock price on the date of issuance.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell 1,275.0 units, for aggregate principal of $1,275,000, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the "October 2018 Notes") due April 15, 2020, convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. These notes are secured secondarily by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. As a result of the repayment of the November 2016 Subordinate Secured Debentures on May 31, 2019, these convertible notes entered senior security position. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The October 2018 Notes embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the October 2018 Notes meet the definition of conventional convertible debt provided in ASC 815, Derivatives and Hedging ("ASC 815") and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the October 2018 Notes, the Company issued the holders warrants to purchase the common stock. The warrants are exercisable until October 23, 2023 for 5,100,000 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $524,089 and the balance of the convertible debt was $750,911. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. During the year ended November 30, 2019, the Company recorded $413,702 in accretion which includes the $95,584 adjustment related to the correction of a 2018 error discussed below. (2018: $35,530). In addition, the Company recorded interest expense of $124,356 for the year ended November 30, 2019 (2018: $16,767). The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 50.54% during fiscal 2019. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature ("BCF"). The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company's stock price on the date of issuance.

The initial 2018 accounting for the October 2018 Notes concluded that, based on the Company's initial interpretation of the debt agreement, all three criteria under ASC 815-15-25-1 were met, and therefore, the conversion feature in the agreement required classification and measurement as a derivative financial instrument. During 2019, the Company re-evaluated the terms of the agreement and determined that the underlying notes did not contain any embedded terms or features that require classification as derivatives and the calculation of the effective conversion amount did not result in a beneficial conversion feature.

The table below summarizes the initial accounting and impact related to 2018:

October 22, 2018 Issuance:	Original	Revised	Adjustment
Convertible notes payable	$131,547	$750,911	$619,364
Derivative liability	619,364	-	(619,364)
APIC (Warrants)	524,089	524,089	-
Proceeds	$1,275,000	$1,275,000	$-

	Year Ended November 30, 2018
October 22, 2018 Issuance:	Original	Revised	Adjustment
Convertible notes payable	$167,077	$793,946	$626,869
Derivative liability	531,285	-	(531,285)
Accrued interest payable	16,767	16,767	-
Total Liabilities impact			$95,584

Interest expense - accretion	$35,530	$43,035	$7,505
Interest expense	16,767	16,767	-
Change in fair value of derivative liability	(88,079)	-	88,079
Statement of Operations impact			$95,584

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

The Company evaluated the consolidated financial statement impact in each of the previously filed annual and quarterly reporting periods and concluded that the correction is quantitatively and qualitatively immaterial to its previously filed consolidated financial statements. Since the derivative liability at November 30, 2018 should have been $Nil, the $95,584 impact related to the year ended November 30, 2018 statement of operations and comprehensive loss is reflected in the line, "Accretion of debt discounts" in the consolidated statement of operations and comprehensive loss for the year ended November 30, 2019. In recording the adjustment to accretion of debt discounts, the amounts reported in the line "Changes in fair value of derivative liabilities" in the consolidated statement of operations and comprehensive loss for the year ended November 30, 2019, represents changes to derivative liability associated with the December 7, 2016 CAD$1,363,000 Series B secured convertible debentures.

The CAD$1,363,000 ($1,015,026) of Series B Secured Convertible Debentures ("Subordinate Secured Debentures") were issued pursuant to a Trust Indenture agreement dated December 7, 2016 (the "Indenture") in exchange for the Unsecured Debentures in equal principal amount and an additional CAD$36,000 ($26,640) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures matured on June 6, 2019 and accrued interest at 12% per annum, payable semi-annually. The debentures were secured by all of the Company's assets. The principal amount, plus accrued interest, could have been converted at the option of the holder at any time during the term to maturity into shares of the Company's common stock at a conversion price of $0.24 (CAD $0.31) per share, subject to anti-dilution protection with a minimum conversion price of $0.135 and for capital reorganization events. The debentures also embodied certain traditional default provisions that were linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the embedded conversion option was not indexed to its stock because it did not pass all the conditions of equity classification provided in ASC 815. The embedded conversion option was subject to classification in the financial statements in liabilities at fair value both at inception and subsequently.

The Company evaluated the terms and conditions of the debentures under the guidance of ASC 815. All three criteria under ASC 815-15-25-1 were met, therefore, the conversion feature required classification and measurement as derivative financial instruments. Accordingly, the evaluation resulted in the conclusion that this derivative financial instrument required bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments required evaluation at each report date.

The following table reflects the allocation of the purchase on December 7, 2016:

Subordinate Secured Debentures	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Compound embedded derivative (see below for additional information)	(285,612)
Carrying value	$756,223

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

15.	CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES -Cont'd

The carrying value of the Subordinate Secured Debentures at November 30, 2018 was CAD $1,301,359 ($978,361). Effective May 31, 2019, the Company repaid these debentures  for CAD $1,399,000 ($1,035,930) plus accrued interest.

Discounts (premiums) on the Subordinate Secured Debentures arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $98,924 ($73,201) and CAD $151,795 ($118,898) during the years ended November 30, 2019 and 2018, respectively. During the year ended November 30, 2019, the Company recorded interest expense of $67,007 (November 30, 2018: $131,085).

Convertible Notes Payable (long-term) $1,874,972 (2018: $167,077)

On September 16, 2019, the Company entered into a securities purchase agreement with two investors to sell a total of 818.0 of units, for aggregate principal of $818,000, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the "September 2019 Notes") due June 30, 2021, convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The September 2019 Notes are secured pari passu with the October 2018, April/May 2019 and July 2019 Notes, by all of the Company's assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the September 2019 Notes meet the definition of conventional convertible debt provided in ASC 815 and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the September 2019 Notes, the Company issued the holders warrants to purchase the Company's common stock. The warrants are exercisable until January 22, 2024 for 3,272,000  shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $363,846 and the balance of the convertible debt was $454,154. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. The effective interest rate on the liability component, , inclusive of the contractual rate and the accretion of the discount, was 47.40% during fiscal 2019. During the year ended November 30, 2019, the Company recorded $37,943 in interest from the accretion of the discount (2018: $Nil). In addition, the Company recorded interest expense of $16,808 for the year ended November 30, 2019 (2018: $Nil). The Company was required to consider whether the hybrid contract embodied a BCF. The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company's stock price on the date of issuance.

On July 22, 2019, the Company entered into a securities purchase agreement with several investors to sell a total of 2,282.5 units, for aggregate principal of $2,282,500, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the "July 2019 Notes") due June 30, 2021, convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The July 2019 Notes are secured pari passu with the October 2018 and April/May 2019 Notes, by all of the Company's assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the July 2019 Notes meet the definition of conventional convertible debt provided in ASC 815 and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the July 2019 Notes, the Company issued the holders warrants to purchase the Company's common stock. The warrants are exercisable until January 22, 2024 for 9,130,000 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $1,038,081 and the balance of the convertible debt was $1,244,419. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 45.79% during fiscal 2019. During the year ended November 30, 2019 (2018: $Nil), the Company recorded $138,456 in interest from the accretion of the discount. In addition, the Company recorded interest expense of $81,920 for the year ended November 30, 2019. (2018: $Nil). The Company was required to consider whether the hybrid contract embodied a BCF. The calculation of the effective conversion amount did not result in a BCF because the effective conversion price was equal to the Company's stock price on the date of issuance.

The Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements as of November 30, 2019.

On April 10, 2020, the Company converted the October 2018, April/May 2019, July 2019 and September 2019 Notes to shares of preferred stock. See Note 20 for additional information.

The below table summarizes maturities of the Company's debt at November 30, 2019:

Fiscal Year
2020	$3,355,265
2021	3,100,500
Total	$6,455,765

Derivative Liabilities $Nil (2018: $957,301)

The derivative liabilities balance at November 30, 2018 of $957,301 consisted of (a) $426,016 related to the CAD$1,363,000 Convertible Secured Debentures ($8,044,853 indexed shares) and (b) $531,285 related to the October 2018 Notes which, as noted in the above section, Convertible Notes Payable (short-term), were incorrectly reported as a derivative. The carrying values of the embedded derivative liabilities is reflected on the balance sheet, with changes in the carrying value being recorded as a change in fair value of derivative liabilities in the statement of operations.

The following table summarizes the effects on gain associated with changes in the fair values of derivative financial instruments by type of financing for the years ended November 30, 2019 and 2018:

	Year Ended November 30, 2019	Year Ended November 30, 2018
Subordinate Secured Debentures	$426,019	$100,464
October 2018 Notes	-	88,079
	$426,019	$188,543

Fair Value Considerations

As the associated notes payable were repaid on May 31, 2019, the derivative balance at November 30, 2019 was $Nil.

The embedded derivative was fair valued using the income valuation technique using the Lattice valuation model. The following table sets forth the inputs for each significant assumption:

Convertible Secured Debentures	November 30, 2018

Derivative financial instruments	$426,016
Conversion price	$0.135
Volatility	91%
Remaining term (years)	0.52
Risk free rate	2.52%

A reconciliation of the Company's derivative liabilities measured at fair value is as follows:

Derivative Liability
Balance, November 30, 2017	$539,860
Liability associated with October 2018 Notes	619,364
Change in fair value of derivative liabilities	(188,543)
Foreign currency translation gain	(13,380)
Balance, November 30, 2018	957,301
Correction related to Oct 2018 Notes	(531,285)
Adjustment	3
Settlement	(426,019)
Balance, November 30, 2019	$-

16.	INVENTORY

The following table summarizes inventory as of November 30, 2019 and 2018, respectively.

	November 30, 2019	November 30, 2018
Raw materials	$449,767	$-
Work in process	32,098	-
Finished goods	477,883	129,121
Total	$959,748	$129,121

Inventory at November 30, 2019, primarily relates to the Byrna® HD Personal Security Device. Inventory reserves were $66,020 and $21,235 at November 30, 2019 and 2018, respectively.

17.

PATENT RIGHTS

On April 13, 2018, the Company entered into a purchase and sale agreement with Buys, its CTO, pursuant to which the Company agreed to purchase from Buys the  Portfolio of registered patent rights, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or "finned" rounds. As consideration for the Portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 has been capitalized. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years (the "Second Payment") at Buys' discretion, if the Company elected to retain certain patents within the patent portfolio. In the event that the Company fails to make the Second Payment, the Portfolio would revert to Buys, but the Company would retain perpetual, irrevocable, exclusive and non-exclusive licenses to use technology with respect to the Portfolio and any technology developed within two years of April 13, 2018. Pursuant to an amendment of the Agreement subsequent to November 30, 2019, the Company made two additional payments to Buys and Buys no longer retains any reversion rights or security interests in the Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized straight-line commencing June 2018 over a period of 15 years. The Company amortized $7,332 and $3,666 during the years ended November 30, 2019 and 2018, respectively. As the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place, the Company recorded the minimum rights to a license arrangement as patent rights. As at November 30, 2019 and 2018, the amounts recorded as patent rights refer to the perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the portfolio.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

The below table summarizes amortization of the Company's patents as of November 30, 2019 for the next five years:

Fiscal Year
2020	$7,332
2021	7,332
2022	7,332
2023	7,332
2024	7,332

18.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of November 30, 2019 include VAT receivables of $147,457, security deposit of approximately $92,000 for the MA lease which was returned in fiscal 2020 after the Company established a restricted cash account, and prepaid legal fees associated with future registrations of $55,862.

Prepaid expenses and other current assets as of November 30, 2018 included the prepayment of $750,000 by the issuance of common shares to FinTekk, related to the marketing campaign for the launch of the Company's fiscal 2019 launch of the new Byrna® HD product.

In November 2018, the Company made a share issuance of 6,666,666 common stock to FinTekk at a price of $0.15 per share with a fair value of $1,000,000. The shares were issued pursuant to a debt settlement agreement, to retire certain debt owing by the Company to FinTekk, in connection with a sponsorship agreement (the "Sponsorship Agreement"). The Sponsorship Agreement detailed a marketing campaign for the launch of the Company's new Byrna® HD product over the 2018 and 2019 fiscal years. The Company recognized $250,000 of expense related to the Sponsorship Agreement for the year ended November 30, 2018 with $750,000 remaining in prepaid expense at November 30, 2018. In November 2019, the Company reached an agreement to terminate its marketing agreement with FinTekk and Rick Ware Racing, LLC ("RWR"). As of November 30, 2019, 2,966,666 of the 6,666,666 of common shares were deemed earned. Pursuant to the termination agreement, FinTekk returned the remaining 3,700,000 shares of Company stock on January 8, 2020 and the Company will serve as primary sponsor of RWR for two additional NASCAR "Monster" series races. The 3,700,000 common shares were recognized as a redemption of stock issued for service within the statement of changes in stockholders' equity (deficit) for the year ended November 30, 2019 in the amount of $550,000, prepaid expenses were reduced to $Nil and the Company recognized $200,000 in the Statement of Operations and Accumulated Deficit for services performed by FinTekk.

19.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company's objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency Risk

The Company held its cash balances within banks in Canada in both US dollars and Canadian dollars, with banks in the US in US dollars, and with banks in South Africa in US dollars and South African rand. The Company's operations are conducted in the US, Canada and South Africa. The value of the Canadian dollar and South African rand against the US dollar may fluctuate with the changes in economic conditions.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

During the year ended November 30, 2019, in comparison to the prior year, the US dollar strengthened in relation to both the Canadian dollar and South African rand, and upon the translation of the Company's subsidiaries' revenues, expenses, assets and liabilities held in Canadian dollars and South African rand, respectively, the Company recorded a translation adjustment loss of $4,115, which primarily related to the CAD (2018- a loss of $1,673), in other comprehensive loss. The convertible debentures issued by the Company in Canadian currency reflected a currency gain of $17,297 and $46,093 for the years ended November 30, 2019 and 2018, respectively.

The Company's Canadian and South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in Canadian dollars and South African rand, respectively. Consequently, fluctuations in the US dollar exchange rate against the Canadian dollar and South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into US dollars. The Company is not using any forward and option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the US exchange rate, the impact on the loss and stockholders' deficit is not material.

ii)	Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains cash with high credit quality financial institutions located in the US, Canada and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

iii)	Revenue Concentration

For the year ended November 30, 2019, two customers represented approximately 37% of total revenues as approximately 41% of the Company's 2019 revenues were generated through its directs sales to consumers on its e-commerce platform. (2018 - 65% from two customers).

The accounts receivable from two customers represent approximately 77% of accounts receivable as of November 30, 2019 (2018 - 88% from three customers).

The Company's customers are in North America and South Africa.

iv)	Vendor Concentration

During 2019, the Company purchased 100% of its BIP inventory from one supplier and Roboro is its exclusive manufacturer/assembler in South Africa of the Byrna® HD and magazines. The Company’s operations rely significantly on these two suppliers. The Company is Roboro’s primary customer. Notwithstanding, the Company can source alternative suppliers.

20.	SUBSEQUENT EVENTS

The Company is significantly impacted by COVID-19, experiencing both positive and negative effects from the virus and resulting suspension of economic activity and daily routines. On the positive side, the general level of apprehension among the population, has led many people to seek means of protecting themselves and their families in the event that there is a breakdown or a fraying of the fabric of civil society. This general uneasiness has driven a run on guns and ammunition as well as increased demand for non-lethal weapons such as the Byrna® HD. On the negative side, the government mandated lockdown orders and stay-at-home requirements significantly disrupted the Company’s supply chain for manufacture and import of the Byrna HD, essentially bringing production in South Africa to a temporary standstill. At this time, it is impossible to say whether supply disruption will continue and whether the increased demand resulting from the economic uncertainty will continue after the immediate health crisis has abated. On March 31, 2020, the production facility in South Africa was deemed an essential business by the South African government. The Company has resumed operations and the supply chain is currently functioning. Our employees in Massachusetts remain subject to stay-at-home orders and are working remotely.

BYRNA TECHNOLOGIES INC. Notes to Consolidated Financial Statements November 30, 2019 and 2018 (Amounts expressed in US Dollars)

Effective May 5, 2020, the Company acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As part of this stock acquisition, the Company also assumed payment of Roboro’s outstanding debt of rand 1,788,000 (approximately USD $97,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro’s sellers agreed to purchase 1,388,889 of the Company’s common stock at $0.36 per share for total consideration of $500,000. The shares will be restricted when issued and subject to a 15 month vesting schedule.

On May 4, 2020, the Company received a loan in the amount of $190,000 from the Paycheck Protection Program.

On April 10, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the "Notes"), representing principal and accrued interest, for 1,391 shares Series A Convertible Preferred Stock ("Preferred Stock"). The Company no longer has any outstanding notes payable. At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, the Company also issued 1,498,417 warrants to the holders reflecting 4,000 warrants for each $1,000 (US dollars) of unpaid interest accrued on the Notes.

Each share of Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Preferred Stock as, when and if declared by the Company's Board of Directors. Each share of Preferred Stock, is convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to the Company's common stock, including stock splits, stock dividends and similar transactions. Holders of Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Corporation based on their shares' aggregate issue price and accrued and unpaid dividends. Holders may convert their shares of Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Preferred Stock outstanding, the Company is required to obtain the consent of the holders of the Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, the Company agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Preferred Stock in due course following the exchange.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise.

On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the "Amendment") to waive all rights to receive interest in cash and to accept payment in kind of accrued interest.

On December 19, 2019, the Company dissolved its subsidiary, SDI Canada.

On December 18, 2019 the Company and Buys, its CTO, agreed to certain amendments to the terms of the previously announced purchase and sale agreement entered into on April 13, 2018 pursuant to which Buys sold and assigned certain intellectual property rights to the Company, which rights were subject to reversion in the event a Second Payment of $500,000 or $750,000 of restricted common shares of the Company's stock was not made by April 13, 2020 and Buys retained a security interest in the intellectual property pending the Second Payment. Pursuant to the amended terms (the "Amended Agreement"), which were approved by the Board on December 19, 2019, the Company will issue Buys restricted common stock valued at $630,000 (based on the average closing price over the 20 days prior to issuance) and an additional cash payment to Buys of $80,000 was payable prior to April 13, 2020. The Amended Agreement also terminates Buys' security interest and reversionary rights to the intellectual property and modifies other terms of the purchase and sale agreement to, among other things, clarify ambiguities related to the royalty terms.

Subsequent to November 30, 2019 the Company granted (1) 3,917,500 stock options to its employees, management and directors and (2) 625,000 shares of restricted stock to management.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

3.2	Amended and Restated By-laws dated October 13, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 24, 2019).

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on April 15, 2020).

4.1	Trust Indenture by and among the Company, Security Devices International Canada Corp., and TSX Trust Company dated December 7, 2016 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

4.2	Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on April 16, 2018).

4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2018).

4.4	Form of First Amendment to Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2018).

4.5	Form of Secured Convertible Note, dated January 15, 2020, by and between Security Devices International Inc. and various purchasers (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

4.6	Form of Secured Convertible Note, dated January 15, 2020(incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

4.7	Common Stock Purchase Warrant, dated January 15, 2020 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.1	2017 Revised Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.2	Consulting Agreement dated June 15, 2016 between the Company and Northeast Industrial Partners, LLC, as amended by Extension Agreement to Consulting Agreement, dated May 1, 2017, between the Company and Northeast Industrial Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.3	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto dated December 7, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.4	Employment Agreement between the Company and Dean Thrasher dated January 1, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.5	Manufacturing Supply Agreement by and between the Company and Micron Products, Inc. dated August 11, 2017 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.6	Employment Letter by and between the Company and Paul Jensen dated August 28, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.7	Registration Rights Agreement by and between the Company and the Selling Shareholders dated November 28, 2017 (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.8	Form of Subscription Agreement by and between the Company and each selling Shareholder dated November 28, 2017 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.9	License and Supply Agreement by and between the Company and Safariland, LLC dated May 1, 2017 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.10	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated October 22, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2018).

10.11	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on April 23, 2019).

10.12	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated July 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 23, 2019).

10.13	Amendment to the October 2018 Notes (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 23, 2019).

10.14	Amendment to the April 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 23, 2019).

10.15	Purchase and Sale Agreement by and among by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.16	Amendment to Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated December 19, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.17	Offer Letter to James Dunfey, dated September 4, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.18	Memorandum of Understanding dated October 18, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.19	Debt Settlement Agreement, effective October 25, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.20	Sponsorship Agreement dated October 30, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.21	Memorandum of Understanding dated January 8, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.22	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated October 22, 2018 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.23	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.24	Amendment to the October 2018 Notes (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.25	Amendment to the April 2019 Notes (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.26	Stock Purchase Agreement, dated as of May 5, 2020, by and among the Company, Roboro, the Sellers and the Seller Representative.*

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2020	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	May 18, 2020
Bryan Ganz	(Principal Executive Officer)

/s/ James Dunfey	Chief Accounting Officer	May 18, 2020
James Dunfey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Karen Bowling	Director	May 18, 2020
Karen Bowling

/s/ Don Levantin	Director	May 18, 2020
Don Levantin

/s/ Paul Jensen	Director	May 18, 2020
Paul Jensen

/s/ Beatrice Mitchell	Director	May 18, 2020
Beatrice Mitchell

/s/ Herbert Hughes	Director	May 18, 2020
Herbert Hughes

/s/ Vladimir Kitaygorodsky	Director	May 18, 2020
Vladimir Kitaygorodsky