Form 10-Q
period 2020-02-29
Byrna Technologies Inc.
filed 2020-06-03
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-132456

Byrna Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 Audubon Road, Bldg 2, Suite 201 Wakefield, MA 01880
(Address of Principal Executive Offices, including zip code)

(978) 868-5011
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

As of May 29, 2020, the Company had 126,299,568 issued and outstanding shares of common stock.

EXPLANATORY NOTE

Byrna Technologies Inc. is a voluntary filer under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is therefore not subject to, or required to file reports pursuant to, Section 13 or Section 15(d) of the Exchange Act.

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc. (formerly known as Security Devices International Inc.).

BYRNA TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	February 29,	November 30,
	2020	2019
	UNAUDITED
ASSETS
CURRENT
Cash	$299,751	$1,081,900
Restricted cash (Note 3)	92,000	92,000
Accounts receivable (Note 4)	92,221	438,255
Inventory, net (Note 14)	1,377,140	959,748
Prepaid expenses and other current assets (Note 16)	401,864	377,305
Total Current Assets	2,262,976	2,949,208

Patent rights, net (Note 15)	859,583	99,002
Deposits for equipment	217,811	196,921
Right-of-use asset (Note 9)	58,196	-
Property and equipment, net	322,932	321,288
TOTAL ASSETS	$3,721,498	$3,566,419
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$987,374	$650,719
Convertible notes payable, net (Note 13)	3,101,727	2,758,578
Accrued interest	301,071	266,143
Total Current Liabilities	4,390,172	3,675,440

Long-term convertible notes payable, net (Note 13)	2,029,947	1,874,972
Operating lease liabilities, noncurrent (Note 9)	29,403	-
Total Liabilities	6,449,522	5,550,412
Commitments (Note 10)

STOCKHOLDERS' DEFICIT

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil shares issued and outstanding (2019: Nil).	-	-
Common stock, $0.001 par value 300,000,000 shares authorized, 104,813,647 shares issued and outstanding (2019: 300,000,000 shares authorized, 104,021,836 shares issued and outstanding)	104,814	104,022
Additional paid-in capital	37,168,666	36,480,520
Shares to be issued	20,000	20,000
Treasury stock receivable, Nil shares (2019: 3,699,999 shares)	-	(888,000)
Accumulated deficit	(39,946,496)	(37,662,123)
Accumulated other comprehensive loss	(75,008)	(38,412)

Total Stockholders' Deficit	(2,728,024)	(1,983,993)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,721,498	$3,566,419

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts expressed in US Dollars)
(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2020	2019
Net revenue (Note 4)	$148,580	$11,107
Cost of goods sold	(182,779)	(5,549)
Gross (loss) profit	(34,199)	5,558

OPERATING EXPENSES
Depreciation	6,514	9,178
Amortization of patent rights (Note 15)	16,218	1,833
Foreign currency transaction loss	3,955	13,533
Selling, general and administrative	1,565,831	1,097,968
TOTAL OPERATING EXPENSES	1,592,518	1,122,512
LOSS FROM OPERATIONS	(1,626,717)	(1,116,954)
OTHER (EXPENSE) INCOME
Accretion of debt discounts	(498,124)	(102,858)
Interest expense	(159,532)	(59,390)
Change in fair value of derivative liabilities	-	395,430
LOSS BEFORE INCOME TAXES	(2,284,373)	(883,772)
Income tax provision	-	-
NET LOSS	(2,284,373)	(883,772)

Foreign exchange translation adjustment for the period	(36,596)	(3,740)
COMPREHENSIVE LOSS	$(2,320,969)	$(887,512)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted-average number of common shares outstanding during the period	104,659,194	102,435,923

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
(Amounts expressed in US Dollars)
(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(2,284,373)	$(883,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	636,786	123,667
Accretion of debt discounts	498,124	102,858
Provision for inventory obsolescence	1,360	-
Foreign currency translation loss	3,955	13,533
Change in fair value of derivative liability	-	(395,430)
Issuance of common shares for services	118,750	165,472
Depreciation	21,498	9,178
Amortization of patent rights	16,218	1,833
Changes in assets and liabilities:
Accounts receivable	346,034	1,171
Deferred revenue	3,846	52,525
Inventory	(418,752)	(186,519)
Prepaid expenses and other current assets	(24,559)	222,780
Accounts payable and accrued liabilities	224,016	3,764
Accrued interest	159,532	59,390
NET CASH USED IN OPERATING ACTIVITIES	(697,565)	(709,550)

CASH FLOWS FROM INVESTING ACTIVITIES

Deposit for and purchases of property and equipment	(44,032)	(116,886)
NET CASH USED IN INVESTING ACTIVITIES	(44,032)	(116,886)

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
Effects of foreign currency exchange rate changes	(40,552)	(5,022)
NET DECREASE IN CASH AND RESTRICTED CASH FOR THE PERIOD	(782,149)	(831,458)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,173,900	1,182,387
CASH AND RESTRICTED CASH, END OF PERIOD	$391,751	$350,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	-	-
INTEREST PAID	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three months ended February 29, 2020

FinTekk AP, LLC ("FinTekk") returned 3,699,999 shares associated with the Treasury Stock Receivable recorded in fiscal 2019. See Note 18, "Prepaid Expenses and Other Current Assets," in the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion.

The Company issued 3,866,810 shares of common stock with a value of $696,799 in exchange for Patent Rights. The change in accounts payable includes an adjustment for the $80,000 payable associated with patents. See Note 15.

The Company issued 498,418 to note holders who accepted payment in kind to satisfy $124,603 of accrued interest.

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Condensed Consolidated Statement of Changes in Stockholders' Deficit
(Amounts expressed in US Dollars) (Unaudited)

	Shares of Common Stock	Common Stock	Stock to be Issued	Treasury Stock Receivable	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance, November 30, 2018	101,976,899	$101,977	$-	$-	$33,341,695	$(33,252,338)	$(34,297)	$157,037
Issuance of common stock for services	1,116,542	1,117	-	-	164,355	-	-	165,472
Stock-based compensation	-	-	-	-	123,667	-	-	123,667
Net loss	-	-	-	-	-	(883,772)	-	(883,772)
Foreign currency translation	-	-	-	-	-	-	(3,740)	(3,740)
Balance, February 28, 2019	103,093,441	$103,094	$-	$-	$33,629,717	$(34,136,110)	$(38,037)	$(441,336)

	Shares of Common Stock	Common Stock	Stock to be Issued	Treasury Stock Receivable	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance, November 30, 2019	104,021,836	$104,022	$20,000	$(888,000)	$36,480,520	$(37,662,123)	$(38,412)	$(1,983,993)
Issuance of common stock for services	625,000	625	-	-	118,125	-	-	118,750
Issuance of common stock for intellectual property	3,866,810	3,867	-	-	692,932	-	-	696,799
Cancellation of shares	(3,699,999)	(3,700)	-	888,000	(884,300)	-	-	-
Stock-based compensation	-	-	-	-	636,786	-	-	636,786
Issuance of warrants	-	-	-	-	124,603	-	-	124,603
Net loss	-	-	-	-	-	(2,284,373)	-	(2,284,373)
Foreign currency translation	-	-	-	-	-	-	(36,596)	(36,596)
Balance, February 29, 2020	104,813,647	$104,814	$20,000	$-	$37,168,666	$(39,946,496)	$(75,008)	$(2,728,024)

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC. Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended February 29, 2020 and February 28, 2019
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in Byrna Technologies Inc.'s ("Byrna" or the "Company") annual report on Form 10-K for the year ended November 30, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at February 29, 2020 and November 30, 2019, the results of its operations for the three months ended February 29, 2020 and February 28, 2019, and its cash flows for the three months ended February 29, 2020 and February 28, 2019. The results of operations for the three months ended February 29, 2020 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly owned subsidiary in Canada, Security Devices International Canada Corp. ("SDI Canada"). On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. ("Byrna South Africa"). SDI Canada was dissolved on December 19, 2019. These unaudited condensed consolidated financial statements for the three months ended February 29, 2020 and February 28, 2019 include the accounts of the Company and its subsidiaries SDI Canada and Byrna South Africa. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the three months ended February 29, 2020.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in innovative next generation solutions for security situations that do not require the use of lethal force. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm ("BIP") line of products, the .68 caliber handheld personal security device called the Byrna® HD and Byrna®  HD magazines and projectiles, and the sale of remaining inventory of two 12 gauge less-lethal products.

These consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. There is substantial doubt about the Company's ability to continue as a going concern for one year after the issuance of these financial statements.

The Company's activities are subject to risk and uncertainties including:

The Company has not earned adequate revenue to sustain its operations and has used cash in its operations. Therefore, the Company may need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of $39,946,496 from inception through February 29, 2020. The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generates revenue from operations. However, it still expects to incur significant losses before the Company's revenues can sustain its operations. The Company's future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. Management's plans to continue operations include seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 commencement of Byrna® HD sales drove the fiscal 2019 revenue increase. In addition, subsequent to February 29, 2020, the Company (1) raised approximately $3.2 million through early warrant exercises and (2) exchanged all outstanding convertible debt for preferred stock, resulting in the Company no longer having any outstanding notes payable. See Note 19 for additional information. The Company may explore other financing alternatives to raise capital, if needed. There can be no assurance that such revenue will be generated, or financing will be available at all or on favorable terms. Based on these factors, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

The Company is also significantly impacted by COVID-19, experiencing both positive and negative effects from the virus and resulting suspension of economic activity and daily routines. The government mandated lock down orders and shelter in place requirements have significantly disrupted the Company's supply chain and temporarily stopped production of the Byrna® HD. While production has resumed, the Company cannot predict the extent of supply disruption that may result from the ongoing pandemic or whether the increased demand the Company is experiencing will continue after the immediate health crisis has abated.

3.	RESTRICTED CASH

The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its November 2019 lease agreement.

4.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue primarily from sales of finished products. Revenue is recognized upon the transfer of control of products to the Company's customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users (security companies and law enforcement agencies) and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. The Company’s returns have been immaterial with the exception of actual returns recorded during the three months ended February 29, 2020 related to revenues recognized during the year ended November 30, 2019; and the Company will recognize an estimated reserve, if material and estimable, based on its analysis of historical experience and an evaluation of current market conditions.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company's products. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in selling, general and administrative ("SG&A") expenses and are recognized when the product is shipped to the customer. Shipping and handling costs included in SG&A were $10,902 and $14,723 during the three months ended February 29, 2020 and February 28, 2019, respectively. Costs to obtain a contract consist of commissions paid to employees.

Deferred Revenue

Changes in deferred revenue which relate to unfulfilled e-commerce orders for the three months ended February 29, 2020 are summarized below. The associated performance obligations at February 29, 2020 were satisfied during the second quarter of fiscal 2020.

Three Months Ended February 29, 2020
Deferred revenue balance at beginning of period	$10,842
Net additions to deferred revenue during the period	6,996
Reductions in deferred revenue for revenue recognized during the period	(10,842)
Deferred revenue balance at end of period	$6,996

Accounts Receivable

The following table presents the Company's accounts receivable:

	February 29, 2020	November 30, 2019
Accounts receivable	$92,221	$438,255

Accounts receivable at February 29, 2020 and November 30, 2019 primarily relate to sales of the new Byrna® HD to several large distributors during the fiscal year ended November 30, 2019.

Revenue Disaggregation

The following table presents disaggregation of the Company's revenue by product type and distribution channel:

	Three Months Ended
Product type	February 29, 2020	February 28, 2019
Byrna® HD	$127,366	$-
Law Enforcement	21,214	11,107
Total	$148,580	$11,107

Distribution channel	February 29, 2020	February 28, 2019
Wholesale (dealer/distributors and large end-users)	$(65,696)	$11,107
E-commerce	214,276	-
Total	$148,580	$11,107

Wholesale revenues of $(65,696) for the three months ended February 29, 2020 are net of $140,089 returns from two customers related to revenues recognized during the year ended November 30, 2019. The associated inventory is saleable and will fulfill the Company’s backlog of orders. Excluding these returns, revenues for the three months ended February 29, 2020 would have been $288,669.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 29, 2020	November 30, 2019
Trade payables	$694,008	$600,878
Deferred revenue	6,996	10,842
Operating lease liabilities (See Note 9)	29,043	-
Other accrued liabilities	257,327	38,999
Total	$987,374	$650,719

Trade payables at February 29, 2020 and November 30, 2019 primarily relate to raw material purchases. The increase in trade payables at February 29, 2020 as compared to November 30, 2019 was driven by professional fees. Other accrued liabilities at February 29, 2020 consists of accruals for patent costs $80,000, inventory purchases $61,886, payroll $49,552, Roboro Industries Pty LTD (“Roboro”) management fee $16,626 and other $49,263.

6.	STOCK-BASED COMPENSATION

2017 Plan

The Company grants stock options and other stock-based awards under its 2017 Stock Option Plan (the "2017 Plan"). All stock option awards granted to employees are valued at fair value by using either the Black-Scholes or Binomial Lattice option pricing models and recognized on a straight-line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for employees and non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

During the three months ended February 29, 2020, the Company granted options to purchase 3,917,500 shares of common stock to its employees and directors. The Company recorded stock-based compensation expense for options granted to its employees and directors of $602,108 and $4,227 during the three months ended February 29, 2020 and February 28, 2019, respectively.

During the three months ended February 29, 2020, the Company granted options to purchase 110,000 shares of common stock to non-employees (consultants). The Company recorded stock-based compensation expense for options granted to non-employees of $19,244 and $Nil during the three months ended February 29, 2020 and February 28, 2019, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the three months ended February 29, 2020 were as follows:

Three Months Ended February 29, 2020

Employee, Director and Non-Employee Options (Black-Scholes option pricing model)

Risk free rate	1.07-1.68%
Expected dividends	0%
Expected volatility	143.90-144.28%
Expected life	5 years
Market price of the Company's common stock on date of grant	$0.19
Exercise price	$0.19

The following table summarizes option activity under the 2017 Plan during the three months ended February 29, 2020:

	Stock	Weighted-Average Exercise Price Per Stock Option
	Options	CDN$	USD$
Outstanding, November 30, 2019	2,911,667	0.19	0.14
Granted	4,027,500	0.25	0.19
Expired	(50,000)	(0.38)	(0.29)
Cancelled	-	-	-
Outstanding, February 29, 2020	6,889,167	0.23	0.17
Exercisable, February 29, 2020	4,889,167	0.23	0.17

Incentive Warrants

During the year ended November 30, 2019, the Company issued 750,000 warrants each to two consultants (the "Incentive Warrants") to purchase common shares. The Incentive Warrants were issued outside of the 2017 Plan and became fully vested in December 2019.

During the three months ended February 29, 2020, the Company issued 150,000 warrants in exchange for services to a marketing consultant to purchase common shares. The warrants were issued outside of the 2017 Plan and were fully vested as of February 29, 2020.

Stock-based compensation expense for the three months ended February 29, 2020 and February 28, 2019 was $15,434 and $119,440, respectively.

The assumptions the Company used to determine the grant-date fair value of warrants granted to the marketing consultant during the three months ended February 29, 2020 were as follows:

Risk free rate	1.47%
Expected dividends	0%
Expected volatility	56.92%
Expected life	1.1 years
Market price of the Company's common stock on date of grant	$0.22
Exercise price	$0.25

Stock-Based Compensation Expense

Total stock-based compensation expense of $636,786 and $123,667 for the three months ended February 29, 2020 and February 28, 2019, respectively, were recorded in SG&A expenses.

7.	WARRANTS

During the three months ended February 29, 2020, the Company issued 498,418 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of convertible notes with a face value of $124,603 together with 4,000 warrants for every $1,000 of accrued interest to satisfy $124,603 of accrued interest that was payable on October 31, 2019. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the 3.8-year anniversary of the issuance. The Company also issued 150,000 warrants as payment to a consultant for marketing services. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five-year anniversary of the issuance.

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

On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of 2,080.265 units, for aggregate principal of $2,080,265, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company's common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The Company issued 8,321,058 warrants in connection with this transaction. The relative grant date fair value of these warrants was estimated at $888,444 using the Binomial lattice option pricing model and is reflected in additional paid-in capital.

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors to sell 1,275.0 units, for aggregate principal of $1,275,000, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest convertible promissory note ("the 2018 Notes"), convertible into the Company's common stock at a conversion price of $0.15 per share, and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five-year anniversary of the issuance. Pursuant to this private placement, the Company issued 5,100,000 warrants. The grant date fair value of these warrants was estimated at $524,089 using the Binomial lattice option pricing model and reflected in additional paid-in capital.

The following table summarizes warrant activity during the three months ended February 29, 2020:

	Number of	Weighted- Average
	Warrants	Exercise
	Granted	Price
		$
Outstanding at November 30, 2019	45,787,219	0.22
Granted	648,418	0.25
Expired	-	-
Outstanding at February 29, 2020	46,435,637	0.22

Exercisable at February 29, 2020	46,435,637	0.22

8.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $6,250 for royalties due to Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”) during the three months ended February 29, 2020 (2019: $Nil). The Company also recorded stock-based compensation expense of $4,227 during each of the three months ended February 29, 2020 and February 28, 2019, respectively, related to stock options granted to him in 2018 to acquire 1,500,000 shares of common stock.

The Company recorded stock-based compensation expense of $579,364 during the three months ended February 29, 2020 related to stock options granted to the Company’s board and management in December 2019. The Company issued 625,000 and 1,116,542 shares of common stock for $118,750 and $165,472, respectively, for services to its directors and management during the three months ended February 29, 2020 and February 28, 2019. The Company also issued 3,866,810 shares of common stock with a value of $696,799 in connection with the Second Payment to Buys for the Portfolio during the three months ended February 29, 2020. See Note 15 for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,000 per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), President and, effective April 1, 2019, Chief Executive Officer (“CEO”) of the Company. The Company expensed $8,314 and $4,383 for these items during the three months ended February 29, 2020 and February 28, 2019, respectively.

As of February 29, 2020, the Company had a payable of $161,151 (inclusive of $80,000 due to Buys (see Note 15)) and $49,700 deferred salary to the Company’s CEO and CLO) to related parties which is included in accounts payable and accrued liabilities. Payables to related parties were $Nil at November 30, 2019.

9.	LEASES

The Company has operating leases for real estate in the US and South Africa, and does not have any finance leases.

As of February 29, 2020, the Company had entered into a real estate lease for office space in Wilmington, Massachusetts. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $210,490. The lease expiration date is August 31, 2026. The base rent is $114,180 per year, subject to an annual upward adjustment. Variable lease payments include the Company's allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The lease commencement date, for accounting purposes, was not reached as of February 29, 2020 and therefore the lease is not included in the Company's operating lease right-of-use asset or operating lease liabilities as of February 29, 2020.

Certain of the Company's leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company's balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

The Company has existing leases that include variable lease and non-lease components that are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. Such payments primarily include common area maintenance charges.

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term of each lease at the date of adoption. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but rather reflected as an expense in the period incurred. As of February 29, 2020, right-of-use assets of $58,196, current lease liabilities of $29,043 (included in “Accounts payable and accrued liabilities” within the Condensed Consolidated Balance Sheets), and non-current lease liabilities of $29,403 are reflected on the balance sheet. The elements of lease expense included in SG&A were as follows:

Three Months Ended
February 29, 2020
Lease Cost:
Operating lease cost	$12,286
Short-term lease cost	4,937
Variable lease cost	5,290
Total lease cost	$22,513

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$12,036
Operating lease liabilities arising from obtaining right-of-use assets	$4,295

Operating Leases:
Weighted-average remaining lease term (in years)	1.9 years
Weighted-average discount rate	8.8%

Future lease payments under non-cancelable operating leases, applicable under ASC 842, as of February 29, 2020 were as follows:

Fiscal Year Ended November 30
2020 (nine months)	$25,032
2021	30,585
2022	7,646
Thereafter	-
Total lease payments	63,263
Less: imputed interest	(4,817)
Total lease liabilities	$58,446

ASC 840 Comparative Disclosures

The Company has the following lease commitments by fiscal year at November 30, 2019:

Location	2020	2021	2022	2023	2024	2025 and beyond
Wilmington, MA	$24,987	$115,371	$117,972	$120,979	$123,986	$300,660
Fort Wayne, IN	30,357	30,585	7,646	-	-	-
South Africa*	13,098	2,217	-	-	-	-
Total	$68,442	$148,173	$125,618	$120,979	$123,986	$300,660
(*USD based on November 30, 2019 exchange rate)

The above lease commitments reflect annual escalation.

10.	COMMITMENTS

The Company executed a manufacturing agreement with Roboro effective December 1, 2019 (binding agreement July 2019), whereby Roboro is its exclusive manufacturer in South Africa of various products including the Byrna HD. Roboro’s manufacturing activities include plastic molding component production and assembly, dispatch and other services. The contract term is through November 30, 2021 with two-year renewal terms. Roboro provided manufacturing services during the year end November 30, 2019. Effective May 5, 2020, the Company acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As a result of this stock acquisition, the Company also assumed payment of Roboro’s outstanding debt of rand 1,788,000 (approximately USD $97,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro’s sellers agreed to purchase 1,388,889 shares of the Company’s common stock at $0.36 per share for total consideration of $500,000. The shares, which  were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule.

In 2018, the Company entered into a consulting agreement with Lisa Wager ("Wager") pursuant to which she serves as CLO of the Company. Pursuant to the terms of the consulting agreement, Wager was paid 250,000 common shares for the services calculated at 83,333 common stock per month commencing November 1, 2018 and expiring on January 31, 2019. When this agreement ended, Wager was retained and paid by board resolutions from February 1 through June 30, 2019 and became an employee effective July 1, 2019. Her base salary was $15,000/month per board resolution.

The Company executed a consulting agreement effective July 1, 2018 with a corporation owned by Thrasher, then executive chairman. The contract expired on March 31, 2019.

In 2018, the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. Pursuant to the terms of the consulting agreement, Ganz was paid $200,000 annually in the Company's common stock for his service, subject to stock exchange approval. The common shares were issued quarterly, ending March 31, 2019. Ganz was paid pursuant to board resolution for April-June 2019 and became an employee effective July 1, 2019 with a base salary of $20,000/month set by board resolution.

11.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company executed a manufacturing agreement with Roboro effective December 1, 2019 (binding agreement July 2019), whereby Roboro is its exclusive manufacturer in South Africa of various products including the Byrna®  HD. Roboro's manufacturing activities include plastic molding component production and assembly, dispatch and other services. The contract term is through November 30, 2021 with two-year renewal terms. Roboro provided manufacturing services during the year end November 30, 2019. Effective May 5, 2020, the Company acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As a result of this stock acquisition, the Company also assumed payment of Roboro's outstanding debt of rand 1,788,000 (approximately USD $97,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro's sellers agreed to purchase 1,388,889 shares of the Company's common stock at $0.36 per share for total consideration of $500,000. The shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule.

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP manufacturer in August 1, 2017. This agreement provides the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then- current term. The agreement does not contain any minimum purchase commitments.

The Company entered a License and Supply Agreement with Safariland, LLC ("Safariland") on May 1, 2017. This agreement provides the Company to license and sell only to Safariland for certain BIP standard payloads for integration with and production of certain less-lethal impact munitions in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least 90 days prior to the end of the then-current term.

12.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The Company does not provide separate segment reporting. The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company's operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company's revenue for the three months ended February 29, 2020 and February 28, 2019, respectively by geographic region.

Revenue:

Three Months Ended	US	Canada	South Africa	Total
February 29, 2020	$243,867	$-	$(95,287)	$148,580
February 28, 2019	11,146	(39)	-	11,107

Revenue of $148,580 for the three months February 29, 2020 is net of $140,089 ($44,390 US and $95,699 South Africa) returns from two customers related to revenues recognized during the year ended November 30, 2019. The associated inventory is saleable and will fulfill the Company’s backlog of orders.

13.	CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible Notes Payable (short-term) $3,101,727 (2019: $2,758,578)

April/May 2019 Notes due April 2020

The Company has outstanding $1,895,836 of convertible notes, net of debt discounts, due April 15, 2020 that accrue interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 72.35% during the three months ended February 29, 2020.

October 2018 Notes due April 2020

The Company has outstanding $1,205,891 of convertible notes, net of debt discounts, due April 15, 2020 that accrue interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 50.54% during the three months ended February 29, 2020.

Convertible Notes Payable (long-term) $2,029,947 (2019: $1,874,972)

September 2019 Notes due June 2021

The Company has outstanding $533,210 of convertible notes, net of debt discounts, due June 30, 2021 that accrue interest at a rate of 10%. The effective interest rate  on the liability component, inclusive of the contractual rate and the accretion of the discount, was 47.40% during the three months ended February 29, 2020.

July 2019 Notes due June 2021

The Company has outstanding $1,496,737 of convertible notes, net of debt discounts, due June 30, 2021 that accrue interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 45.79% during the three months ended February 29, 2020.

On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the "Amendment") to waive all rights to receive interest in cash and to accept payment in kind of accrued interest in the form of warrants.

The Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements as of February 29, 2020.

Effective April 8, 2020, the Company converted the October 2018, April/May 2019, July 2019 and September 2019 Notes together with accrued interest through April 7, 2020 to shares of preferred stock. See Note 19 for additional information.

The below table summarizes maturities of the Company's debt at February 29, 2020:

Fiscal Year Ended November 30,
2020 (nine months)	$3,355,265
2021	3,100,500
Total	$6,455,765

See Note 15, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion of the Company's notes payable.

14.	INVENTORY

The following table summarizes inventory as of February 29, 2020 and November 30, 2019, respectively.

	February 29, 2020	November 30, 2019
Raw materials	$554,457	$449,767
Work in process	68,287	32,098
Finished goods	754,396	477,883
Total	$1,377,140	$959,748

Inventory at February 29, 2020, primarily relates to the Byrna® HD Personal Security Device. Inventory reserves were $67,380 and $66,020 at February 29, 2020 and November 30, 2019, respectively.

15.	PATENT RIGHTS

On April 13, 2018, the Company entered into a purchase and sale agreement with Buys, its CTO, pursuant to which the Company agreed to purchase from Buys the Portfolio of registered patent rights, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the patent portfolio. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys in the amount of $776,799, consisting of the Second Payment of $696,799 through the issuance of 3,866,810 shares of common stock and Final Payment of $80,000 cash. The Final Payment is included in accrued liabilities as of February 29, 2020. Buys no longer retains any reversion rights or security interests in the Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years. The Patent Rights are being amortized over 13.5 years such that all patents will be fully amortized by May 31, 2033. The Company amortized $16,218 and $1,833 during the three months ended February 29, 2020 and February 28, 2019, respectively.

16.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets as of February 29, 2020 and November 30, 2019, respectively.

	February 29, 2020	November 30, 2019
Prepaid legal fees	$93,462	$55,862
VAT receivables	137,315	147,457
Prepaid Insurance	80,432	-
Security deposit - MA lease	-	92,000
Other	90,655	81,986
Total	$401,864	$377,305

17.	FINANCIAL INSTRUMENTS

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

During the three months ended February 29, 2020, in comparison to the prior year period, the US dollar strengthened in relation to both the Canadian dollar and South African rand, and upon the translation of the Company's subsidiaries' revenues, expenses, assets and liabilities held in Canadian dollars and South African rand, respectively, the Company recorded a translation adjustment loss of $36,596, which primarily related to the South African rand and Canadian dollar (2019: a loss of $3,740), in other comprehensive loss.

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

18.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. For public companies, the standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02, using the alternative modified retrospective transition approach, on December 1, 2019, or the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date. Upon adoption, the Company recorded lease liabilities of $65,136 and right-of-use assets of $65,136 on the balance sheet as of December 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic: 260), Distinguishing Liabilities from Equity (Topic: 480), Derivatives and Hedges (Topic 815). FASB issued the update to simplify the accounting for certain financial instruments with down round features. The Company adopted ASU 2017-11 in the first quarter of fiscal 2020. Currently, the Company does not have financial instruments with down round features but will apply this update prospectively.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. The Company adopted ASU 2018-07 in the first quarter of fiscal 2020 prospectively, which has not had a material impact on its financial statements for share-based payments issued to nonemployees during fiscal 2020.

Accounting Guidance Issued But Not Adopted as of February 29, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of this update on its disclosures.

In 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by primarily addressing the following: recognition of a deferred tax liability after transition to/from the equity method, evaluation when a step–up in the tax basis of goodwill should be related to a business combination or when it should be considered a separate transaction, inclusion of the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income, and recognition of the effect of an enacted change in tax laws or annual effective tax rates in the period the change was enacted, The guidance is effective for the Company in the first quarter of fiscal 2022. Early adoption is permitted. Several of the amendments in the update are required to be adopted using a prospective approach, while other amendments are required to be adopted using a modified-retrospective approach or retrospective approach. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

19.	SUBSEQUENT EVENTS

The Company continues to be significantly impacted by COVID-19, experiencing both positive and negative effects from the virus and resulting suspension of economic activity and daily routines. On the positive side, the general level of apprehension among the population, has led many people to seek means of protecting themselves and their families in the event that there is a breakdown or a fraying of the fabric of civil society. This general uneasiness has driven a run on guns and ammunition as well as increased demand for non-lethal weapons such as the Byrna® HD. On the negative side, the government mandated lock down orders and shelter in place requirements significantly disrupted the Company's supply chain, essentially bringing production of the Byrna® HD to a temporary standstill. At this time, it is impossible to say whether supply disruption will continue and whether the increased demand resulting from the economic uncertainty will continue after the immediate health crisis has abated. On March 31, 2020, the production facility in South Africa was deemed an essential business by the South African government. The Company has resumed operations and the supply chain is currently functioning.

On May 4, 2020, the Company received a loan in the amount of $190,000 from the Paycheck Protection Program ("PPP").

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the "Notes"), representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock ("Preferred Stock"). The Company no longer has any outstanding notes payable. At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, the Company also issued 1,000,000 warrants to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the "Quarterly Report") to "we," "us" or the "Company" refer to Byrna Technologies Inc. References to our "management" or our "management team" refer to our officers and directors. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as "expect," "believe," "anticipate," "intend," "estimate," "seek" and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management's current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC"). The Company's securities filings can be accessed on the EDGAR section of the SEC's website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

We develop, manufacture and sell less-lethal ammunition and security devices. These products are used by the military, correctional services, police agencies, private security and consumers. We have two main product lines. Our first main product line and primary focus is our Byrna® line of personal security devices and related products. The Byrna® product line includes our Byrna® HD, our first handheld personal security device, which has the size and form factor of a compact handgun and is designed to be used by civilians and private security professionals, as well as accessories and third-party products that are compatible with the Byrna® HD, including the projectiles used in the Byrna® HD. Our second, legacy, line of business is the sale of less-lethal munitions designed for 40mm rifled launchers utilized by law enforcement, correctional services and military markets. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and "payload" rounds carrying a variety of payload packages including chemical irritants and various marking products designed to control or identify instigators in riot situations. Our flagship product in this market is the 40mm blunt impact projectile ("BIP"), which uses patented collapsible gel head technology. In addition to our two main product lines, we are selling out remaining inventory of two 12 gauge less-lethal impact rounds that we no longer manufacture.

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

RESULTS OF OPERATIONS

Although our results for the three months ended February 29, 2020 were not impacted by the COVID-19 pandemic, we subsequently were and continue to be significantly impacted by the pandemic and related economic conditions, experiencing both positive and negative effects from the impact of the virus and resulting suspension of economic activity and daily routines. On the positive side, the general level of apprehension among the population as a whole, has led many people to seek means of protecting themselves and their families in the event that there is a breakdown or a fraying of the fabric of civil society. This general uneasiness has driven a run on guns and ammunition as well as increased demand for non-lethal weapons such as the Byrna®HD. On the negative side, the government mandated lock down orders and shelter in place requirements have significantly disrupted the Company's supply chain and temporarily stopped production and delayed shipments of the Byrna®HD. While production resumed in late March 2020 after our manufacturing facility was deemed an "essential business," and our supply chain is functioning currently, we cannot predict the extent of supply, production, and distribution disruption that may result from the ongoing pandemic or whether the increased demand we are seeing will continue after the immediate health crisis has abated. Nor can we predict the potential impact on our employees, day to day operations and key members of management.

In order to reduce our dependence on third parties for production and our vulnerability to delays in inventory shipments to the Fort Wayne, Indiana distribution center, we purchased our supplier Roboro Industries Pty LTD (“Roboro”) and are accelerating our efforts to open a second manufacturing facility in the US. Effective May 5, 2020, we acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As a result of this stock acquisition, we also assumed payment of Roboro’s outstanding debt of rand 1,788,000 (approximately USD $97,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro’s sellers agreed to purchase 1,388,889 shares of our common stock at $0.36 per share for total consideration of $500,000. The shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule.

Operations Overview

We generate revenues from (1) consumers through the e-commerce portal, Shopify, (2) dealers, distributors and big box and chain stores; and (3) large end users including security companies, correctional facilities, and governmental and law enforcement agencies.

We entered into the following transactions during the first quarter of 2020 which impacted our results of operations and the comparability among the periods, as discussed below:

  On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the "Amendment") to waive all rights to receive interest in cash and to accept payment in kind of accrued interest. See Note 13, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion.
  On December 19, 2019, we dissolved SDI Canada.
  On December 18, 2019 (the “Amendment Date”), we and Buys, our CTO, agreed to certain amendments to the terms of the previously announced purchase and sale agreement entered into on April 13, 2018 pursuant to which Buys sold and assigned certain intellectual property rights (the “Buys Portfolio”) to the Company, which rights were subject to reversion in the event a second payment of $500,000 or $750,000 of restricted common shares of the Company's stock was not made by April 13, 2020 and Buys retained a security interest in the intellectual property pending the Second Payment. Pursuant to the amended terms (the "Amended Agreement"), which were approved by the Board on December 19, 2019, the Company agreed (i) to issue a revised second payment to Buys consisting of restricted common stock shares valued at $630,000 (based on the average closing price over the 20 days prior to the Amendment Date) which resulted in the issuance of 3,866,810 shares with a fair value of $696,799 (the “Second Payment”) and (ii) must make an additional cash payment to Buys of $80,000 which is included in accrued liabilities as of February 29, 2020. The Amended Agreement also terminates Buys' security interest and reversionary rights to the intellectual property upon the Second Payment and modifies other terms of the purchase and sale agreement to, among other things, clarify ambiguities related to the royalty terms.
  Effective December 1, 2019 (binding agreement July 2019), we executed a manufacturing agreement with Roboro, whereby Roboro became our exclusive manufacturer in South Africa of various products including the Byrna® HD. Roboro's manufacturing activities include plastic molding component production and assembly, dispatch and other services.
  During the first quarter of 2020, we (1) granted 4,027,500 stock options to directors, employees and non-employees, and (2) issued 625,000 shares of restricted stock to management.

Our two foreign subsidiaries, SDI Canada (dissolved December 19, 2019) and Byrna South Africa maintain their books and records in their functional currency, Canadian dollars and South African rand, respectively which exposes us to foreign exchange risk. Our results of operations are unfavorably impacted during times of a strengthening United States dollar against the respective foreign currencies and favorably impacted during times of a weakening United States dollar against those currencies.

Below are our statements of operations and comprehensive loss for the quarters ended February 29, 2020 and February 28, 2019.

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Net revenue	$148,580	$11,107
Cost of goods sold	(182,779)	(5,549)
Gross (loss) profit	(34,199)	5,558

OPERATING EXPENSES
Depreciation	6,514	9,178
Amortization of patent rights	16,218	1,833
Foreign currency transaction loss (gain)	3,955	13,533
Selling, general and administrative	1,565,831	1,097,968
TOTAL OPERATING EXPENSES	1,592,518	1,122,512
LOSS FROM OPERATIONS	(1,626,717)	(1,116,954)
OTHER (EXPENSE) INCOME
Accretion of debt discounts	(498,124)	(102,858)
Interest expense	(159,532)	(59,390)
Change in fair value of derivative liabilities	-	395,430
LOSS BEFORE INCOME TAXES	(2,284,373)	(883,772)
Income tax provision	-	-
NET LOSS	(2,284,373)	(883,772)

Foreign exchange translation adjustment for the period	(36,596)	(3,740)
COMPREHENSIVE LOSS	$(2,320,969)	$(887,512)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted-average number of common shares outstanding during the period	104,659,194	102,435,923

Three months ended February 29, 2020 as compared to three months ended February 28, 2019:

Net Revenue

Revenues were $148,580 in the first quarter of 2020 which represents an increase of $137,473 or 1,238% as compared to the prior year period revenues of $11,107. This increase was driven by sales of the Byrna HD personal security devices and accessories which began shipping during the second quarter of 2019. Sales of 40mm BIP products were $21,214 in the first quarter of 2020, which represents an increase of $10,107 or 91% as compared to the prior year period revenues of $11,107, and consisted largely of reorders from existing customers to restock inventory.

Revenues in the first quarter of 2020 were net of $140,089 of returns from two customers related to revenues recognized during the year ended November 30, 2019. Excluding these returns, revenues generated in the first quarter of 2020 were $288,669. The associated inventory is saleable and has been used in its entirety in the second quarter of  2020 to fulfill our backlog of orders.

Cost of Goods Sold

Cost of goods sold was $182,779 in the first quarter of 2020 compared to $5,549 in the prior year period. This $177,230 increase is primarily due to costs associated with the manufacture and corresponding sales of the Byrna HD and related products, whereas cost of goods sold during the prior year period consisted of 40mm sales.

Gross (Loss) Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross (loss) profit was $(34,199) in the first quarter of 2019, a gross loss margin of (23)%. The negative margin was a result of a level of sales that was less than fixed costs of cost of goods sold such as the monthly production management fee due to Roboro, rework costs and depreciation. Gross profit in the prior year period of $5,549, a gross profit margin of 50% was attributable to 40mm sales.

Selling, General and Administrative Expenses/Operating Loss

Selling, general and administrative (“SG&A”) expenses were $1,565,831 in the first quarter of 2020, which represents an increase of $467,863 or 43% as compared to the prior year period SG&A expenses of $1,097,968. This increase was driven by (i) $526,704 increase in payroll expenses related to the ramp up of infrastructure and Byrna® HD production, (ii) $513,199 increase in stock-based compensation expense; partially offset by (iii) $181,561 decrease in consulting expenses as  certain consulting services utilized in the first quarter of 2019 did not recur in the current year period, (iv) $131,730 decrease in marketing costs as the prior year period included amounts associated with the February 2019 launch of the Byrna® HD, (iv) $131,275 decrease in research and development (“R&D”) spending. R&D spending incurred the first quarter of 2019 related to validating components and processes prior to making commercial product for the Byrna product line. In mid-2018, we started development of finned tail ammunition which is designed to increase the distance and accuracy of our Byrna® line of projectiles. We expect R&D spending for finned tail ammunition to accelerate during the second and third quarters of 2020 as we plan to bring new products to market in the fourth quarter of 2020. The decreases in consulting and marketing expenses noted above were a result of one-time expenses incurred in the first quarter of 2019 in connection with the initial Byrna® HD launch, including the NASCAR sponsorship and related events, which were not repeated in the current year period or replaced by equivalent marketing expenditures.

This increase in SG&A was the primary reason for the $509,763 or 46% increase in loss from operations, from $1,116,954 in the first quarter of 2019 to $1,626,717 in the first quarter of 2020.

Depreciation

Depreciation expense recorded in operating expenses and related to non-revenue generating assets decreased $2,664 to $6,514 in in the first quarter of 2020 as compared to $9,178 in the prior year period driven by assets that were fully depreciated in 2019.

Amortization of Patent Rights

Amortization of patent rights increased $14,385 to $16,218 in the first quarter of 2020 as compared to $1,833 in the prior year period due to the Second Payment and Final Payment of $776,799 made in the first quarter of 2020 to terminate Buys’ security interest and reversionary rights in the Buys Portfolio. Of the $776,799, $80,000 is included in accrued liabilities as of February 29, 2020, as the payment is due in the second quarter of 2020.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts increased $395,266 in the first quarter of 2020 to $498,124 from $102,858 in the prior year period. The increase was driven by capital raises of $5,180,765 relate to private placements of convertible notes which occurred in the second, third and fourth quarters of 2019. Interest expense increased $100,142, to $159,532 in the first quarter of 2020 from $59,390 in the prior year period. The increase was also due to the fiscal 2019 capital raises. Effective April 8, 2020, we exchanged an aggregate of approximately $6.95 million of our outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Preferred Stock”). We no longer have any outstanding notes payable and, therefore, accretion of debt discounts and interest expense is expected to decrease in the second quarter of 2020 as compared to the first quarter of 2020. See Note 13, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 1 of this report for further discussion.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased $395,430 to $Nil in the first quarter of 2020 from $395,430 in the prior year period. The amount recognized in the prior year period consists of (i) $236,150 related to the Canadian debentures which were repaid on May 31, 2019 and (ii) $159,280 associated with the October 2018 Notes which we re-evaluated in the fourth quarter of 2019 and determined they did not contain any embedded terms or features that require classification as derivatives. See Note 15, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion.

Income Tax Provision

Loss before income taxes consists of the following:

	Three Months Ended
	February 29, 2020	February 28, 2019
United States	$(2,167,132)	$(877,107)
Foreign	(117,241)	(40,062)
Total	$(2,284,373)	$(837,045)

The Company's provision for income taxes was $Nil in each of the quarters ended February 29, 2020 and February 28, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and restricted cash as of February 29, 2020 was $391,751, a decrease of $782,149 from the amount as of November 30, 2019 of $1,173,900. The decrease included $697,565 cash used in operating activities, $44,032 cash used in investing activities, and $Nil cash flow from financing activities. Additionally, as of the date hereof, we no longer have any outstanding notes payable since effective April 8, 2020, we exchanged an aggregate of approximately $6.95 million of our outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares Preferred Stock.

As of February 29, 2020, approximately $120,977 of cash was held by our international subsidiaries, inclusive of an account maintained by SDI Canada which was dissolved in the first quarter of 2020 and the cash balance was transferred to our US bank account. Our intent is to reinvest indefinitely substantially all our earnings in our foreign subsidiaries outside of the US. However, if we decide to repatriate these earnings to the US, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and US state income taxes. It is not practicable to estimate the amount of tax that may be due if these earnings were repatriated due to the complexity associated with the hypothetical calculation.

We have incurred a cumulative loss of $39,946,496 from inception through February 29, 2020 and have funded operations through the issuance of common stock, warrants, and convertible notes payable. We generate revenue from operations. However, we still expect to incur significant losses before our revenues can sustain operations. Our future success is dependent upon our ability to raise sufficient capital or generate adequate revenue, to cover ongoing operating expenses, and also to continue to develop and be able to profitably market our products. Our plans to continue operations include seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 launch of the Byrna® HD drove the first quarter of 2020 revenue increase. In addition, subsequent to the quarter ended February 29, 2020, as discussed in the Financing Activities section below, we (1) raised approximately $3.2 million through warrant exercises and (2) exchanged all outstanding convertible debt for preferred stock. We may explore other financing alternatives to raise capital, if needed. There can be no assurance that such revenue will be generated, or financing will be available at all or on favorable terms. Based on these factors, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

Operating Activities

Cash used in operating activities was $697,565 in the first quarter of 2020 compared to $709,550 in the first quarter of 2019. This decrease of $11,985 consisted of the below changes in working capital and noncash activity, also discussed below:

Accounts Receivable: The change in accounts receivable increased $344,863 to $346,034 in the first quarter of 2020 compared to $1,171 in the first quarter of 2019. The fiscal 2020 accounts receivable collections related to sales during the fourth quarter of 2019, of the new Byrna HD to several large distributors in conjunction with the fourth quarter launch of our official dealer program for the new product.

Inventory: The change in inventory increased $232,233 to $418,752 in the first quarter of 2020 compared to $186,519 in in the first quarter of 2019. The levels of component inventory maintained were increased during the current year period to fulfill orders of the Byrna HD and seek to ensure adequate parts inventory to meet increasing sales projections of the new product and to seek to ensure that inventory of custom-made parts and those with long lead times are adequate.

Accounts Payable: The production of Byrna® HD and increased activity in South Africa as well as maintaining legal and regulatory infrastructure led to higher payables to component suppliers and outside attorneys in the first quarter of 2020 compared to the prior year period.

Noncash Activity: The Company’s non-cash activity primarily consisted of (a) $498,124 accretion of debt discounts in the first quarter of 2020 as compared to $102,858 in the first quarter of 2019, (b) $118,750 issuances of common shares for services in the first quarter of 2020 as compared to $165,472 in the prior year period, (c) $636,786 stock-based compensation expense in the first quarter of 2020 as compared to $123,667 in the prior year period, and (d) $696,799 issuance of common shares in the first quarter of 2020 and $80,000 payment in connection with the Buys Portfolio, where the payment is due in the second quarter of 2020 and included in accrued liabilities as of February 29, 2020.

Investing Activities

Cash used in investing activities was $44,032 in the first quarter of 2020 as compared to $116,886 in the prior year period. Deposits for and purchases of property and equipment of $44,032 in the first quarter of 2020 as compared to $116,886 in the first quarter of 2019, were for production in South Africa, including molds and tooling as well as furniture deposits for the new MA lease. We currently expect that capital expenditures for 2020 will be approximately $400,000. Due to COVID-19, our estimate may be subject to change.

Financing Activities

We did not have cash flows from financing activities in the first quarter of 2020 and 2019, respectively. Our capital structure was as follows:

	February 29, 2020	November 30, 2019
Convertible notes payable (short-term)	$3,101,727	$2,758,578
Long-term convertible notes payable	2,029,947	1,874,972
Stockholders' Deficit	(2,728,024)	(1,983,993)

See Note 13, "Convertible Notes Payable and Derivative Liabilities," in the Notes to Consolidated Financial Statements included in Item 1 of this report for information on the debt obligations.

We also had $391,751 and $1,173,900 of cash and restricted cash at February 29, 2020 and November 30, 2019, respectively.

We were in compliance with all applicable financial and non-financial covenants under our financing arrangements as of February 29, 2020.

On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the "Amendment") to waive all rights to receive interest in cash and to accept payment in kind of accrued interest.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise

Effective April 8, 2020, we exchanged an aggregate of approximately $6.95 million of all its outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the "Notes"), representing principal and accrued interest, for 1,391 shares Series A Convertible Preferred Stock ("Preferred Stock"). We no longer have any outstanding notes payable. At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, we also issued 1,000,000 warrants to the holders reflecting 4,000 warrants for each $1,000 (US dollars) of unpaid interest accrued on the Notes.

Each share of Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Preferred Stock as, when and if declared by our Board of Directors. Each share of Preferred Stock, is convertible into such number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to our common stock, including stock splits, stock dividends and similar transactions. Holders of Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Corporation based on their shares' aggregate issue price and accrued and unpaid dividends. Holders may convert their shares of Preferred Stock into common stock at any time and we have the right to cause each holder to convert their shares of Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Preferred Stock outstanding, we are required to obtain the consent of the holders of the Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, we agreed to use our reasonable best efforts to register the shares of common stock issuable upon conversion of the Preferred Stock in due course following the exchange.

On May 4, 2020, we received a loan in the amount of $190,000 from the Paycheck Protection Program ("PPP"). We anticipate this loan will be forgiven under the rules of the PPP.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of February 29, 2020 and November 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 18, "Recent Accounting Guidance," in the Notes to Consolidated Financial Statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 3, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019. We adopted, effective the first quarter of 2020, accounting guidance related to the accounting for leases. See accounting policy below, Note 18, “Recent Accounting Guidance,” and Note 9, “Leases,” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the three months ended February 29, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended November 30, 2019, except for the item mentioned above.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"), to enhance the transparency and comparability of financial reporting related to leasing arrangements. We adopted ASU 2016-02 on December 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASU 2016-02, components of a lease should be separated into three categories: lease components (e.g., building), non-lease components (e.g., common area maintenance), and non-components (e.g., property taxes and insurance). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. We have elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our PEO and PFO concluded that as of February 29, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended November 30, 2019 filed with the SEC on May 18, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 18, 2019, we and Andre Buys (“Buys’), our CTO, agreed to certain amendments to the terms of the previously announced purchase and sale agreement entered into on April 13, 2018 pursuant to which Buys sold and assigned certain intellectual property rights (the “Buys Portfolio”) to the Company. Pursuant to the amended terms, which were approved by the Board on December 19, 2019, the Company (i) issued 3,866,810 shares of common stock in exchange for Patent Rights and (ii) must make an additional cash payment to Buys of $80,000 which is included in accrued liabilities as of February 29, 2020. The issuance of the shares of common stock was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: June 3, 2020		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: June 3, 2020		/s/ James Dunfey
	Name:	James Dunfey
	Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)