Form 10-Q
period 2020-05-31
Byrna Technologies Inc.
filed 2020-07-20
CIK 1354866

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-132456

Byrna Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

100 Burtt Road, Suite 115
Andover, MA 01810
(Address of Principal Executive Offices, including zip code)

(978) 868-5011
(Registrant’s telephone number, including area code)

107 Audubon Road Bldg 2, Suite 201 Wakefield, MA 01880
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 17, 2020, the Company had 136,089,074 issued and outstanding shares of common stock.

EXPLANATORY NOTE

Byrna Technologies Inc. is a voluntary filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is therefore not subject to, or required to file reports pursuant to, Section 13 or Section 15(d) of the Exchange Act.

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts expressed in US Dollars)

	May 31,	November 30,
	2020	2019
	(UNAUDITED)
ASSETS
CURRENT
Cash	$2,717,951	$1,081,900
Accounts receivable (Note 4)	282,016	438,255
Inventory, net (Note 16)	1,142,165	959,748
Prepaid expenses and other current assets (Note 18)	415,153	377,305
Total Current Assets	4,557,285	2,857,208

Restricted cash (Note 3)	92,000	92,000
Patent rights, net (Note 17)	843,365	99,002
Deposits for equipment	200,285	196,921
Right-of-use asset (Note 10)	821,856	—
Property and equipment, net	792,747	321,288
Goodwill (Note 5)	354,519	—
TOTAL ASSETS	$7,662,057	$3,566,419
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$688,574	$639,877
Operating lease liabilities, current (Note 10)	161,838	—
Deferred revenue	148,070	10,842
Convertible notes payable, net (Note 14)	—	2,758,578
Notes payable (Note 15)	209,907	—
Accrued interest	634	266,143
Total Current Liabilities	1,209,023	3,675,440

Convertible notes payable, noncurrent (Note 14)	—	1,874,972
Notes payable, non-current (Note 15)	116,294	—
Operating lease liabilities, noncurrent (Note 10)	559,183	—
Total Liabilities	1,884,500	5,550,412
Commitments (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Nil shares issued and outstanding (2019: Nil)	—	—
Series A Preferred Stock, 1,500 shares designated, 1,391 shares issued and outstanding (2019: Nil) (Note 8)	1	—
Common stock, $0.001 par value 300,000,000 shares authorized, 126,299,568 shares issued and outstanding (2019: 104,021,836 shares issued and outstanding)	126,300	104,022
Additional paid-in capital (Note 8)	53,538,436	36,480,520
Shares to be issued (Note 8)	63,200	20,000
Treasury stock receivable, Nil shares (2019: 3,699,999 shares)	—	(888,000)
Accumulated deficit	(48,007,896)	(37,662,123)
Accumulated other comprehensive income (loss)	57,516	(38,412)

Total Stockholders’ Equity (Deficit)	5,777,557	(1,983,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,662,057	$3,566,419

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in US Dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2020	2019	2020	2019
Net revenue (Note 4)	$1,190,404	$105,769	$1,338,984	$116,876
Cost of goods sold	(674,178)	(75,284)	(856,957)	(80,833)
Gross profit	516,226	30,485	482,027	36,043

OPERATING EXPENSES
Depreciation	7,394	7,843	13,908	17,021
Amortization of patent rights (Note 17)	16,218	1,833	32,436	3,666
Foreign currency transaction loss (gain)	5,280	(29,254)	9,235	(15,721)
Selling, general and administrative	1,345,823	728,893	2,911,653	1,826,861
TOTAL OPERATING EXPENSES	1,374,715	709,315	2,967,232	1,831,827
LOSS FROM OPERATIONS	(858,489)	(678,830)	(2,485,205)	(1,795,784)
OTHER (EXPENSE) INCOME
Accretion of debt discounts	(257,277)	(202,202)	(755,401)	(305,060)
Interest expense	(73,562)	(88,036)	(233,095)	(147,426)
Loss on extinguishment of debt	(6,026,657)	—	(6,026,657)	—
Warrant inducement expense (Note 8)	(845,415)	—	(845,415)	—
Change in fair value of derivative liabilities	—	250,337	—	645,767
LOSS BEFORE INCOME TAXES	(8,061,400)	(718,731)	(10,345,773)	(1,602,503)
Income tax provision	—	—	—	—
NET LOSS	(8,061,400)	(718,731)	(10,345,773)	(1,602,503)

Foreign exchange translation adjustment for the period	132,524	(24,379)	95,928	(28,119)
COMPREHENSIVE LOSS	$(7,928,876)	$(743,110)	$(10,249,845)	$(1,630,622)

Net loss per share – basic and diluted	$(0.07)	$(0.01)	$(0.09)	$(0.02)
Weighted-average number of common shares outstanding during the period	120,687,594	103,632,174	112,717,187	103,040,621

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts expressed in US Dollars)

(Unaudited)

	For the Six Months Ended
	May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(10,345,773)	$(1,602,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	648,101	164,910
Accretion of debt discounts	755,401	305,060
Loss on extinguishment of debt	6,026,657	—
Warrant inducement	845,415	—
Provision for inventory obsolescence	2,538	—
Foreign currency translation loss (gain)	9,235	(15,721)
Change in fair value of derivative liability	—	(645,767)
Issuance of common shares for services	118,750	314,339
Shares to be issued for services	43,200	20,000
Issue of convertible notes for services	—	35,000
Operating lease costs	29,349	—
Depreciation	45,322	17,021
Amortization of patent rights	32,436	3,666
Changes in assets and liabilities, net of acquisition:
Accounts receivable	82,416	(52,656)
Deferred revenue	137,228	38,776
Inventory	(238,953)	(460,053)
Prepaid expenses and other current assets	(47,838)	93,663
Accounts payable and accrued liabilities	147,143	452,401
Operating lease liabilities	(129,899)	—
Accrued interest	233,633	80,419
NET CASH USED IN OPERATING ACTIVITIES	(1,605,639)	(1,251,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent rights	(80,000)	—
Roboro acquisition, net of cash acquired	(488,852)	—
Deposit for and purchases of property and equipment	(146,785)	(173,073)
NET CASH USED IN INVESTING ACTIVITIES	(715,637)	(173,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	3,217,884	—
Proceeds from Roboro sellers for common stock	500,000	—
Proceeds from convertible notes	—	2,045,265
Proceeds from paycheck protection program loan	190,300	—
Repayment of secured convertible notes	—	(1,035,930)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,908,184	1,009,335
Effects of foreign currency exchange rate changes	49,143	(28,490)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH FOR THE PERIOD	1,636,051	(443,673)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,173,900	1,182,387
CASH AND RESTRICTED CASH, END OF PERIOD	$2,809,951	$738,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	—	—
INTEREST PAID	—	67,007

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six months ended May 31, 2020

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding convertible notes payable which were issued in October 2018, April 2019, May 2019, July 2019, and September 2019 (collectively the “Notes”), representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Series A Preferred Stock”). As the transaction was accounted for as a debt extinguishment, the shares of Series A Preferred Stock and Warrants issued were recorded in equity at fair value of $11,591,623 (before reduction of $29,150 related to issuance costs) and $239,747, respectively. See Notes 8 and 14.

FinTekk AP, LLC (“FinTekk”) returned 3,699,999 shares associated with the Treasury Stock Receivable recorded in fiscal 2019, which were subsequently retired in January 2020. See Note 18, “Prepaid Expenses and Other Current Assets,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion.

On January 6, 2020, the Company issued 3,866,810 shares of common stock with a value of $696,799 in exchange for Patent Rights. See Note 17.

In January 2020, the Company issued 498,418 warrants to all noteholders as payment in kind to satisfy $124,603 of accrued interest.

In February 2020, the Company issued 150,000 warrants with a value of approximately $8,000 for marketing services.

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts expressed in US Dollars)

(Unaudited)

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Stock to be Issued	Treasury Stock Receivable	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance, November 30, 2019	—	—	104,021,836	$104,022	$20,000	$(888,000)	$36,480,520	$(37,662,123)	$(38,412)	$(1,983,993)
Issuance of common stock for services	—	—	625,000	625	—	—	118,125	—	—	118,750
Issuance of common stock for intellectual property	—	—	3,866,810	3,867	—	—	692,932	—	—	696,799
Cancellation of shares	—	—	(3,699,999)	(3,700)	—	888,000	(884,300)	—	—	—
Stock-based compensation	—	—	—	—	—	—	636,786	—	—	636,786
Issuance of warrants for payment of accrued interest	—	—	—	—	—	—	124,603	—	—	124,603
Net loss	—	—	—	—	—	—	—	(2,284,373)	—	(2,284,373)
Foreign currency translation	—	—	—	—	—	—	—	—	(36,596)	(36,596)
Balance, February 29, 2020	—	—	104,813,647	$104,814	$20,000	$—	$37,168,666	$(39,946,496)	$(75,008)	$(2,728,024)

Shares to be issued	—	—	—	$—	$43,200	$—	$—	$—	$—	$43,200
Issuance of Series A preferred stock upon conversion of the convertible notes	1,391	1	—	—	—	—	11,562,472	—	—	11,562,473
Stock-based compensation	—	—	—	—	—	—	11,315	—	—	11,315
Issuance of common stock – Roboro acquisition	—	—	1,388,889	1,389	—	—	554,167	—	—	555,556
Warrant exercises	—	—	20,097,032	20,097	—	—	4,002,069	—	—	4,022,166
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—	239,747	—	—	239,747
Net loss	—	—	—	—	—	—	—	(8,061,400)	—	(8,061,400)
Foreign currency translation	—	—	—	—	—	—	—	—	132,524	132,524
Balance, May 31, 2020	1,391	1	126,299,568	126,300	$63,200	$—	$53,538,436	$(48,007,896)	$57,516	$5,777,557

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Stock to be Issued	Treasury Stock Receivable	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance, November 30, 2018	—	—	101,976,899	$101,977	$—	$—	$33,341,695	$(33,252,338)	$(34,297)	$157,037
Issuance of common stock for services	—	—	1,116,542	1,117	—	—	164,355	—	—	165,472
Stock-based compensation	—	—	—	—	—	—	123,667	—	—	123,667
Net loss	—	—	—	—	—	—	—	(883,772)	—	(883,772)
Foreign currency translation	—	—	—	—	—	—	—	—	(3,740)	(3,740)
Balance, February 28, 2019	—	—	103,093,441	$103,094	$—	$—	$33,629,717	$(34,136,110)	$(38,037)	$(441,336)

Issuance of common stock for services	—	—	1,063,333	$1,063	$—	$—	$147,804	$—	$—	$148,867
Stock-based compensation	—	—	—	—	—	—	41,243	—	—	41,243
Shares to be issued	—	—	—	—	20,000	—	—	—	—	20,000
Issuance of warrants	—	—	—	—	—	—	888,444	—	—	888,444
Net loss	—	—	—	—	—	—	—	(718,731)	—	(718,731)
Foreign currency translation	—	—	—	—	—	—	—	—	(24,379)	(24,379)
Balance, May 31, 2019	—	—	104,156,774	$104,157	$20,000	$—	$34,707,208	$(34,854,841)	$(62,416)	$(85,892)

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended May 31, 2020 and 2019

(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Byrna Technologies Inc.’s (“Byrna” or the “Company”) annual report on Form 10-K for the year ended November 30, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at May 31, 2020 and November 30, 2019, the results of its operations for the three and six months ended May 31, 2020 and 2019, and its cash flows for the six months ended May 31, 2020 and 2019. The results of operations for the three and six months ended May 31, 2020 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly-owned subsidiary in Canada, Security Devices International Canada Corp. (“SDI Canada”). On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”). SDI Canada was dissolved on December 19, 2019. On May 5, 2020, the Company acquired all the outstanding shares of Roboro, its exclusive manufacturer in South Africa. See Note 5. These unaudited condensed consolidated financial statements for the three and six months ended May 31, 2020 include the accounts of the Company and its subsidiaries SDI Canada through the date of its dissolution, Byrna South Africa and Roboro since the date of its acquisition. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the three and six months ended May 31, 2020.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in innovative next generation solutions for security situations that do not require the use of lethal force. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of their patented and patent pending family of 40mm and .68 caliber products. These products consist of the current manufacture of Blunt Impact Projectile 40mm (“BIP”) line of products, the .68 caliber handheld personal security device called the Byrna® HD and Byrna® HD magazines and projectiles, and the sale of remaining inventory of two 12 gauge less-lethal products.

These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

The Company’s activities are subject to risk and uncertainties including:

The Company has not earned adequate revenue to sustain its operations and has used cash in its operations. Therefore, the Company may need additional financing to continue its operations if it is unable to generate substantial revenue growth.

The Company has incurred a cumulative loss of approximately $48.0 million from inception through May 31, 2020. The Company has funded operations through the issuance of common stock, preferred stock, warrants, and convertible notes payable. The Company generates revenue from operations. However, it still faces the risk that it may incur significant losses before the Company’s revenues can sustain its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue to cover its ongoing operating expenses. Management’s plans to continue operations include increasing production capacity to fill orders and meet growing demand, seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, and offering new products to drive revenue increases in the way that the April 2019 commencement of Byrna® HD sales drove the revenue increases during fiscal 2019 and the first six months of fiscal 2020.

During the three months ended May 31, 2020, the Company (1) raised approximately $3.2 million through early warrant exercises, (2) exchanged all of its outstanding convertible debt for preferred stock (see Note 14 for additional information), and (3) generated revenues from operations of approximately $1.2 million. Management also saw an increase in orders with the spread of the pandemic in the United States in the quarter ended May 31, 2020, which we believe reflects growing brand recognition and demand. Subsequent to the end of the quarter, we reported a spike in June orders following a television news mention. We have projected that warrant exercises in the current period are expected to raise additional capital of more than $3 million. Management believes that the foregoing factors evidence substantial progress towards alleviating doubt as to the Company’s ability to continue as a going concern and that substantial doubt may be removed by the end of the current fiscal year. The Company may explore additional financing alternatives to raise capital if needed.

After careful analysis of all relevant positive and negative factors however, including the Company’s historic operating losses, failure to generate a profit to date, past production interruptions, absence of a history of successful product manufacture at the level needed to become profitable, the significant risks to its supply chain and production currently presented by the COVID-19 pandemic, Management has concluded that there can be no assurance that sufficient revenue will be generated, or that financing will be available at all or on favorable terms, to sustain operations. Accordingly, Management has concluded there continues to be substantial doubt as to the Company’s ability to continue as a going concern as of the filing date of these financial statements.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty; such adjustments could be material.

3.	RESTRICTED CASH

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its November 2019 lease agreement.

4.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue primarily from sales of finished products. Revenue is recognized upon the transfer of control of products to the Company’s customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those products or services.

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as security companies and law enforcement agencies, and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. The Company’s returns have been immaterial; and the Company will recognize an estimated reserve, if material and estimable, based on its analysis of historical experience and an evaluation of current market conditions.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in selling, general and administrative (“SG&A”) expenses and are recognized when the product is shipped to the customer. Shipping and handling costs included in SG&A were $13,582 and $20,123 during the six months ended May 31, 2020 and 2019, respectively. Shipping and handling costs were $2,680 and $5,400 during the three months ended May 31, 2020 and 2019, respectively. Costs to obtain a contract consist of commissions paid to employees. Commissions included in SG&A were $10,000 in each of the three and six months ended May 31, 2020. Commissions were $Nil in each of the three and six months ended May 31, 2019.

Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders for the six months ended May 31, 2020, are summarized below. The associated performance obligations at May 31, 2020 were satisfied during the third quarter of fiscal 2020.

Six Months Ended May 31, 2020
Deferred revenue balance at beginning of period	$10,842
Net additions to deferred revenue during the period	155,066
Reductions in deferred revenue for revenue recognized during the period	(17,838)
Deferred revenue balance at end of period	$148,070

Accounts Receivable The following table presents the Company’s accounts receivable:

	May 31, 2020	November 30, 2019
Accounts receivable	$282,016	$438,255

Revenue Disaggregation The following table presents disaggregation of the Company’s revenue by product type and distribution channel:

	Three Months Ended May 31,		Six Months Ended May 31,
Product type	2020	2019	2020	2019
Byrna® HD	$1,099,961	$29,343	$1,227,327	$29,343
40mm	90,443	76,426	111,657	87,533
Total	$1,190,404	105,769	$1,338,984	$116,876

	Three Months Ended May 31,		Six Months Ended May 31,
Distribution channel	2020	2019	2020	2019
Wholesale (dealer/distributors and large end-users)	$355,990	$105,769	$290,294	$116,876
E-commerce	834,414	—	1,048,690	—
Total	$1,190,404	$105,769	$1,338,984	$116,876

5.	ACQUISITION

On May 5, 2020, the Company acquired 100% of the equity interests in Roboro, its exclusive manufacturer in in South Africa in order to reduce its dependence on third parties for production. As a result of this acquisition, the Company now operates directly its sole manufacturer in South Africa.

The acquisition date fair value of the consideration was $557,566, including $500,000 paid in cash. In addition, Roboro’s sellers purchased 1,388,889 shares of the Company’s common stock for $500,000 at a contractual price of $0.36 per share. The fair market value of the common stock of $555,556 was based on the stock’s closing price of $0.40 on May 5, 2020. The difference between the fair market value and the amount paid, was treated as an additional consideration for the acquisition.

The estimated fair value of assets acquired and liabilities assumed on May 5, 2020 is as follows:

	ZAR	USD
Property and equipment	6,130,250	$332,182
Goodwill	5,899,656	319,687
Right-of-use asset	1,004,385	54,425
Loan payable	(2,261,564)	(122,548)
Operating lease liability, current	(649,426)	(35,191)
Operating lease liability, noncurrent	(354,959)	(19,234)
Other net assets	521,258	28,245
Net Assets	10,289,600	$557,566

The Company is still in the process of finalizing the working capital adjustments and tax impacts, and therefore, the allocation of the acquisition consideration is subject to change.

The Company’s accounting policy for goodwill is as follows:

The Company allocates any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. The Company will test its goodwill balance during the third quarter of each year for impairment or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company will assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following:

	May 31, 2020	November 30, 2019
Trade payables	$267,327	$580,594
Accrued accounting and auditing fees	223,495	—
Accrued legal fees	122,557	20,284
Accrued inventory purchases	43,760	2,372
Other accrued liabilities	31,435	36,627
Total	$688,574	$639,877

7.	STOCK-BASED COMPENSATION

2017 Plan
The Company grants stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). All stock option awards granted to employees are valued at fair value by using either the Black-Scholes or Binomial Lattice option pricing models and recognized on a straight-line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for employees and non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

During the six months ended May 31, 2020, the Company granted options to purchase 3,917,500 shares of common stock to its employees and directors, of which 3,417,500 options vested immediately and 500,000 options vest over three years. The Company recorded stock-based compensation expense for options granted to its employees and directors of $613,423 and $23,075 during the six months ended May 31, 2020 and 2019, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $11,315 and $18,848 during the three months ended May 31, 2020 and 2019, respectively.

During the six months ended May 31, 2020, the Company granted options to purchase 110,000 shares of common stock to non-employees (consultants), which vested immediately. The Company recorded stock-based compensation expense for options granted to non-employees of $19,244 and $Nil during the six months ended May 31, 2020 and 2019, respectively. The Company recorded stock-based compensation expense for options granted to non-employees of $19,244 and $Nil during the three months ended May 31, 2020 and 2019, respectively.

Stock Option Valuation
The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the six months ended May 31, 2020 and 2019 were as follows:

Employee, Director and Non-Employee Options (Black-Scholes option pricing model)

	2020	2019
Risk free rate	1.07-1.68%	2.00%
Expected dividends	0%	0%
Expected volatility	143.90-144.28%	133%
Expected life	5 years	5 years
Market price of the Company’s common stock on date of grant	$0.19	$0.14
Exercise price	$0.19	$0.14

The following table summarizes option activity under the 2017 Plan during the six months ended May 31, 2020:

	Stock	Weighted-Average Exercise Price Per Stock Option
	Options	CDN$	USD$
Outstanding, November 30, 2019	2,911,667	0.19	0.14
Granted	4,027,500	0.25	0.19
Expired	(212,500)	(0.28)	(0.21)
Cancelled	—	—	—
Outstanding, May 31, 2020	6,726,667	0.23	0.17
Exercisable, May 31, 2020	4,726,667	0.23	0.17

Incentive Warrants

During the year ended November 30, 2019, the Company issued 750,000 warrants each to two consultants (the “Incentive Warrants”) to purchase common shares. The Incentive Warrants were issued outside of the 2017 Plan and became fully vested in December 2019.

During the six months ended May 31, 2020, the Company issued 150,000 warrants in exchange for services to a marketing consultant to purchase common shares. The warrants were issued outside of the 2017 Plan and were fully vested at issuance.

Stock-based compensation expense for the six months ended May 31, 2020 and 2019 was $15,434 and $141,835, respectively. Stock-based compensation expense for the three months ended May 31, 2020 and 2019 was $Nil and $22,395, respectively.

The assumptions the Company used to determine the grant-date fair value of warrants granted to consultants during the six months ended May 31, 2020 and 2019 were as follows:

(Black-Scholes option pricing model)

	2020	2019
Risk free rate	1.47%	2.00%
Expected dividends	0%	0%
Expected volatility	56.92%	149%
Expected life	1.1 years	3 years
Market price of the Company’s common stock on date of grant	$0.22	0.16
Exercise price	$0.25	0.16

Stock-Based Compensation Expense

Total stock-based compensation expense was $648,101 and $164,910 for the six months ended May 31, 2020 and 2019, respectively. Total stock-based compensation expense was $11,315 and $41,243 for the three months ended May 31, 2020 and 2019, respectively. Total stock-based compensation expense was recorded in SG&A expenses.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding Notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock (the “Exchange”). As the Exchange was accounted for as a debt extinguishment, the shares of Series A Preferred Stock were recorded at fair value of $11,591,623 (before reduction of $29,150 related to issue costs) based on a per share fair value of $8,333. The per share fair value was determined using the number of common stock shares in a conversion (33,333 = $5,000 original issue price divided by $0.15 conversion price) multiplied the $0.25 market price of a share of common stock. See the Warrants section below and Note 14 for additional information.

Each share of Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Preferred Stock as, when and if declared by the Company’s Board of Directors. As the Company will likely not pay the dividends in cash, and instead, the unpaid accrued dividends will be settled upon conversion to shares of common stock, the Company will record dividends distributable at the contractual dividend rate upon declaration. The dividends are cumulative and shall accrue starting from the April 8, 2020 issuance date. Dividends distributable of $100,461 at May 31, 2020 have not yet been declared by the board of directors.

Each share of Preferred Stock is convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to the Company’s common stock, including stock splits, stock dividends and similar transactions. Holders of Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Corporation based on their shares’ aggregate issue price and accrued and unpaid dividends. Holders may convert their shares of Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Preferred Stock outstanding, the Company is required to obtain the consent of the holders of the Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, the Company agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Preferred Stock in due course following the Exchange.

Warrants
At the closing of the Exchange, in accordance with the security purchase agreements, as amended, pursuant to which the Notes were issued, the Company also issued 1,498,418 warrants (the “Warrants”) to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes. The Warrants are exercisable for one share of common stock at an exercise price of $0.25 per share on or before either October 22, 2023 (for Warrants issued for interest accrued on Notes issued in October 2019, April 2019 and May 2019 and related January 2020 Notes) or January 22, 2024 (for Warrants issued for interest accrued on Notes issued in July 2019 and September 2019 and related January 2020 Notes). As the transaction was accounted for as a debt extinguishment (See Note 14 for additional information), the Warrants were recorded at fair value of $239,747 using a Monte Carlo simulation model.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. As these warrants were issued on October 22, 2018, April 22, 2019, May 20, 2019, July 22, 2019, September 16, 2019 and January 15, 2020, see below for the initial terms of the warrants. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise. The Company recorded warrant inducement expense of $845,415 under other (expense) income in the statement of operations, which represents the difference between fair value at the reduced price of $0.16 per warrant and fair value at the contractual price of $0.25. The fair values of the warrants at $0.16 and $0.25 were determined using a Monte Carlo simulation model.

During the six months ended May 31, 2020, a warrant holder exercised 117,925 warrants for 117,925 shares of common stock at an exercise price of $0.18 per warrant for proceeds of $21,227.

During the six months ended May 31, 2020, the Company issued 498,418 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of convertible notes with a face value of $124,603 together with 4,000 warrants for every $1,000 of accrued interest to satisfy $124,603 of accrued interest that was payable through October 31, 2019. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The Company also issued 150,000 warrants as payment to a consultant for marketing services. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before February 5, 2021.

On September 16, 2019, the Company entered into a securities purchase agreement with two investors to sell a total of 818.0 units, for aggregate principal of $818,000, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The Company issued 3,272,000 warrants in connection with this transaction. The relative grant date fair value of these warrants was estimated at $363,846 using the Binomial lattice option pricing model and is reflected in additional paid-in capital.

On July 22, 2019, the Company entered into a securities purchase agreement with several investors to sell a total of 2,282.5 units, for aggregate principal of $2,282,500, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest secured convertible promissory note, convertible into the Company’s common stock at a conversion price of $0.15 per share and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The Company issued 9,130,000 warrants in connection with this transaction. The relative grant date fair value of these warrants was estimated at $1,038,081 using the Binomial lattice option pricing model and is reflected in additional paid-in capital.

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

On October 22, 2018, the Company entered into a securities purchase agreement with several accredited investors to sell 1,275.0 units, for aggregate principal of $1,275,000, at a price of $1,000 per unit, consisting of (i) $1,000 10% interest convertible promissory note convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five-year anniversary of the issuance. Pursuant to this private placement, the Company issued 5,100,000 warrants. The grant date fair value of these warrants was estimated at $524,089 using the Binomial lattice option pricing model and is reflected in additional paid-in capital.

The following table summarizes warrant activity during the six months ended May 31, 2020:

		Weighted-Average
	Number of	Exercise
	Warrants	Price
	Granted	$
Outstanding at November 30, 2019	45,787,219	0.22
Granted	2,146,836	0.25
Exercised	(20,097,032)	(0.16)
Outstanding at May 31, 2020	27,837,023	0.20
Exercisable at May 31, 2020	27,837,023	0.20

Shares to Be Issued

On June 8, 2020, which was subsequent to the quarter ended May 31, 2020, the Company issued 72,000 shares of the Company’s common stock to an employee for services rendered during the three months ended May 31, 2020. As the stock price was $0.60 on the date the shares of common stock were issued, the Company recognized payroll expense on shares to be issued of $43,200.

The Company has maintained the amount of $20,000 in shares to be issued within stockholders’ equity, which represents an obligation to issue shares to a former employee. The remaining shares are expected to be issued during the current fiscal year.

9.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $12,500 for royalties due to Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”) during the six months ended May 31, 2020 (2019: $Nil). The Company also recorded stock-based compensation expense of $8,454 during each of the six months ended May 31, 2020 and 2019, respectively, related to stock options granted to Buys in 2018 to acquire 1,500,000 shares of common stock. Stock-based compensation expense was $4,227 during each of the three months ended May 31, 2020 and 2019, respectively

The Company issued 3,866,810 shares of common stock with a value of $696,799 in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the six months ended May 31, 2020. See Note 17 for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,000 per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), President and, effective April 1, 2019, Chief Executive Officer (“CEO”) of the Company. The Company expensed $16,960 and $8,665 for these items during the six months ended May 31, 2020 and 2019, respectively. The Company expensed $8,646 and $4,282 for these items during the three months ended May 31, 2020 and 2019, respectively.

Payables to related parties were $8,646 at May 31, 2020 and $Nil at November 30, 2019.

10.	LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on December 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

The Company has operating leases for real estate in the US and South Africa, and does not have any finance leases.

In 2019, the Company had entered into a real estate lease for office space in Wilmington/Andover, Massachusetts. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $210,490. The lease expiration date is August 31, 2026. The base rent is $114,180 per year, subject to an annual upward adjustment. The lease commencement date, for accounting purposes, was reached in April 2020 when the Company was granted access to the premises and therefore the lease is included in the Company’s operating lease right-of-use asset and operating lease liabilities as of May 31, 2020.

Certain of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company’s balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

As of May 31, 2020, right-of-use assets of $821,856, current lease liabilities of $161,838, and non-current lease liabilities of $559,183 are reflected on the balance sheet. The elements of lease expense were as follows:

	Three Months Ended	Six Months Ended
	May 31, 2020	May 31, 2020
Lease Cost:
Operating lease cost	$34,356	$46,642
Short-term lease cost	4,887	9,824
Variable lease cost	3,406	8,696
Total lease cost	$42,649	$65,162

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities		$144,259
Operating lease liabilities arising from obtaining right-of-use assets		$848,312

Operating Leases:
Weighted-average remaining lease term (in years)		5.8 years
Weighted-average discount rate		8.9%

Future lease payments under non-cancelable operating leases as of May 31, 2020 were as follows:

Fiscal Year Ended November 30,
2020 (six months)	$122,051
2021	186,473
2022	125,618
2023	120,979
2024	123,986
Thereafter	224,242
Total lease payments	903,349
Less: imputed interest	(182,328)
Total lease liabilities	$721,021

ASC 840 Comparative Disclosures

The Company had the following lease commitments by fiscal year at November 30, 2019:

Location	2020	2021	2022	2023	2024	2025 and beyond
Wilmington/Andover, MA	$24,987	$115,371	$117,972	$120,979	$123,986	$300,660
Fort Wayne, IN	30,357	30,585	7,646	—	—	—
South Africa*	13,098	2,217	—	—	—	—
Total	$68,442	$148,173	$125,618	$120,979	$123,986	$300,660
(*USD based on November 30, 2019 exchange rate)

The above lease commitments reflect annual escalation.

11.	COMMITMENTS

In 2018 the Company entered into consulting agreements (the “Consulting Agreements”) with two consultants pursuant to which each was paid $7,500 per month, which increased to $10,000 per month subsequent to the month the Company commenced shipping the Byrna® HD product to customers. In addition, the Company issued to each consultant 750,000 Incentive Warrants to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTC QB during the 20 business days preceding such approval. The Incentive Warrants vested 50% upon issuance and balance upon the completion of the service term on December 31, 2019. The Incentive Warrants have a three-year life. See Note 7. Both consultants were hired as full-time employees in the second quarter of fiscal 2020.

In 2018, the Company entered into a consulting agreement with Lisa Wager (“Wager”) pursuant to which she serves as CLO of the Company. Pursuant to the terms of the consulting agreement, Wager was paid 250,000 common shares for the services calculated at 83,333 common stock per month commencing November 1, 2018 and expiring on January 31, 2019. When this agreement ended, Wager was retained and paid from February 1 through June 30, 2019 and became an employee effective July 1, 2019 with a base salary of $15,000/month.

Pursuant to the amended agreement related to final payment to Buys for the Portfolio of registered patent rights (see Note 17), the Company is committed to a minimum royalty payment of $25,000 per year. Royalties on CO2 pistols are to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon a net price of $167.60 (“Stipulated Net Price”) for the first year following the first commercial sale and reduced by .1% each year thereafter until it reaches 1%. For each substantially new product in this category the rate will begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

In 2018, the Company entered into a consulting agreement with Ganz pursuant to which Ganz serves as President of the Company. Pursuant to the terms of the consulting agreement, Ganz had a stated annual salary of $200,000 annually. In lieu of cash the agreement provided that Ganz was to be issued 500,000 common shares for services rendered in each of the third and fourth quarters of 2019, and 250,000 shares per quarter thereafter until the contract ended on March 31, 2019. The common shares were issued quarterly, ending March 31, 2019. When the agreement ended, Ganz was retained and paid from April 1 through June 30, 2019 and became an employee effective July 1, 2019 with a base salary of $20,000/month.

12.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company executed a manufacturing agreement with Roboro effective December 1, 2019 (binding agreement July 2019), whereby Roboro is its exclusive manufacturer in South Africa of various products including the Byrna® HD. Roboro’s manufacturing activities include plastic molding component production and assembly, dispatch and other services. The contract term is through November 30, 2021 with two-year renewal terms. Roboro provided manufacturing services during the year end November 30, 2019. Effective May 5, 2020, the Company acquired 100% of the outstanding common shares of Roboro for $500,000. See Note 5 for additional information.

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP manufacturer in August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then- current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $71,127 and $25,420 during the six months ended May 31, 2020 and 2019, respectively. Purchases from the BIP manufacturer were $62,031 and $25,420 during the three months ended May 31, 2020 and 2019, respectively.

The Company entered a License and Supply Agreement with Safariland, LLC (“Safariland”) on May 1, 2017. This agreement provides the Company to license and sell only to Safariland certain BIP standard payloads for integration with and production of Safariland’s Defense Technology brand less-lethal impact munitions to be sold in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least 90 days prior to the end of the then-current term. The Company recognized revenues from sales to Safariland of $18,900 during the three and six months ended May 31, 2020. Revenues from Safariland were $Nil during the three and six months ended May 31, 2019.

13.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three and six months ended May 31, 2020 and 2019, respectively, by geographic region.

Revenue: Three Months Ended	US	Canada	South Africa	Total
May 31, 2020	$1,076,851	$—	$113,553	$1,190,404
May 31, 2019	40,304	36,123	29,342	105,769

Six Months Ended	US	Canada	South Africa	Total
May 31, 2020	$1,320,718	$—	$18,266	$1,338,984
May 31, 2019	51,450	36,084	29,342	116,876

14.	CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable (short-term) $Nil (2019: $2,758,578) and Convertible Notes Payable (long-term) $Nil (2019: $1,874,972)

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding Notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock. As the debt was convertible to shares of common stock, whereas shares of Series A Preferred Stock were issued, the Company evaluated Accounting Standards Codification (“ASC”) 405-20, Extinguishments of Liabilities. Pursuant to ASC 405-20-40-1, a liability has been extinguished if either of the following conditions is met (a) the debtor pays the creditor and is relieved of its obligation for the liability and (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. As both conditions were met, the transaction was accounted for as a debt extinguishment and the Company recorded a $6,026,657 loss on extinguishment of debt which represented the difference between:

(i) the carrying value of the notes, net of unamortized discounts, of $5,430,082 plus accrued interest of $374,631 and
(ii) the fair value of the consideration transferred (Series A Preferred Stock and Warrants) of $11,831,370. See Note 8 for additional information.

At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, the Company also issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes. See Note 8 for additional information.

April/May 2019 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due April 15, 2020 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 72.35% during the six months ended May 31, 2020.

October 2018 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due April 15, 2020 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 50.54% during the six months ended May 31, 2020.

September 2019 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due June 30, 2021 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 47.40% during the six months ended May 31, 2020.

July 2019 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due June 30, 2021 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 45.79% during the six months ended May 31, 2020.

The Company did not have any financial or non-financial covenants under its financing arrangements as of May 31, 2020.

See Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion of the Company’s notes payable.

15.	NOTES PAYABLE

The Company applied for and received $190,300 of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration. The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. The Company is using the proceeds from the PPP loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company is following the government guidelines and tracking costs to insure 100% forgiveness of the loan. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of eighteen months, beginning November 2020 with a final installment in April 2022.

As of May 31, 2020, the current and long-terms portion of the loan were $74,006 and $116,294, respectively.

As part of the Roboro acquisition, the Company assumed a loan payable to a former director of Roboro which is payable within four months of the May 5, 2020 acquisition date and accrued interest at a rate of 7.00%. The loan had a fair value of $122,548 (2,261,564 South African rand) at the acquisition date. The balance at May 31, 2020 was $135,901. Interest expense for three and six months ended May 31, 2020 was less than $600.

The below table summarizes maturities of the Company’s debt at May 31, 2020:

Fiscal Year Ended November 30,
2020 (six months)	$146,473
2021	126,867
2022	52,861
Total	$326,201

16.	INVENTORY

The following table summarizes inventory as of May 31, 2020 and November 30, 2019, respectively.

	May 31, 2020	November 30, 2019
Raw materials	$620,682	$449,767
Work in process	124,993	32,098
Finished goods	396,490	477,883
Total	$1,142,165	$959,748

Inventory at May 31, 2020, primarily relates to the Byrna® HD Personal Security Device.

17.

PATENT RIGHTS

On April 13, 2018, the Company entered into a purchase and sale agreement with Buys, its CTO, pursuant to which the Company agreed to purchase from Buys the Buys Portfolio, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $776,799, consisting of the Second Payment of $696,799 through the issuance of 3,866,810 shares of common stock and Final Payment of $80,000 cash. The Final Payment was paid during the quarter ended May 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years. The Company amortized $32,436 and $3,666 in amortization expense during the six months ended May 31, 2020 and 2019, respectively. The Company recognize $16,218 and $1,833 in amortization expense during the three months ended May 31, 2020 and 2019, respectively. The Company did not recognize any impairment losses during the three and six months ended May 31, 2020 and 2019, respectively.

18.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets as of May 31, 2020 and November 30, 2019, respectively.

	May 31, 2020	November 30, 2019
VAT receivables	131,722	147,457
Advance payment for inventory	83,588	7,470
Prepaid legal fees	55,862	55,862
Prepaid insurance	53,621	—
Security deposit – MA lease	—	92,000
Other	90,360	74,516
Total	$415,153	$377,305

19.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency Risk

The Company held its cash balances within banks in Canada in both US dollars and Canadian dollars, with banks in the US in US dollars, and with banks in South Africa in US dollars and South African rand. The Company’s operations are conducted in the US and South Africa. The value of the South African rand against the US dollar may fluctuate with the changes in economic conditions.

During the six months ended May 31, 2020, in comparison to the prior year period, the US dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. Additionally, the US dollar weakened in relation to the South African rand from the May 5, 2020 acquisition date through May 31, 2017. As a result, the Company recorded a translation adjustment gain of $95,928 primarily related to the South African rand during the six months ended May 31, 2020 (2019: a loss of $28,119), in other comprehensive loss. The Company recorded a translation adjustment gain of $132,524 related to the South African rand during the three months ended May 31, 2020 (2019: a loss of $24,379), in other comprehensive loss.

The Company’s South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the US dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into US dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the US exchange rate, the impact on the loss and stockholders’ deficit is not material.

ii)	Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains cash with high credit quality financial institutions located in the US and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

20.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. For public companies, the standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on December 1, 2019, or the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Upon adoption, the Company recorded lease liabilities of $65,136 and right-of-use assets of $65,136 on the balance sheet as of December 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic: 260), Distinguishing Liabilities from Equity (Topic: 480), Derivatives and Hedges (Topic 815). The FASB issued the update to simplify the accounting for certain financial instruments with down round features. The Company adopted ASU 2017-11 in the first quarter of fiscal 2020. Currently, the Company does not have financial instruments with down round features but will apply this update prospectively.

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

Accounting Guidance Issued But Not Adopted as of May 31, 2020

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in the first quarter of 2023. Early adoption is permitted. The Company will apply this update upon adoption.

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

21	EARNINGS PER SHARE

The Company’s potential dilutive securities, which include Series A Preferred stock, stock options, and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2020	2019	2020	2019
Series A Preferred Stock	46,366,667	—	46,366,667	—
Warrants	27,837,023	35,862,319	27,837,023	35,862,319
Stock Options	6,726,667	4,381,667	6,726,667	4,381,667
Total	80,930,357	40,243,986	80,930,357	40,243,986

22.	SUBSEQUENT EVENTS

Based on the recent appreciation in the Company’s stock price, provisions allowing for early termination of two issuances of outstanding warrants issued in connection with the Company’s 2017 financings were triggered on May 29, 2020 and June 1, 2020, respectively. On June 3, 2020, the Company notified holders of 572,354 warrants exercisable at $0.15 that it is exercising its early termination right and that the respective warrants will expire July 3, 2020. On June 8, 2020, the Company notified holders of 17,773,881 warrants exercisable at $0.18 that it is exercising its early termination right and that the respective warrants will expire on August 31, 2020. As of July 17, 2020, warrant holders have exercised 9,145,153 warrants for 9,145,153 shares of common stock resulting in proceeds of approximately $1.7 million.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Byrna Technologies Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

We develop, manufacture and sell less-lethal ammunition and security devices. These products are used by the military, correctional services, police agencies, private security and consumers. We have two main product lines. Our first main product line and primary focus is our Byrna® line of personal security devices and related products. The Byrna® product line includes our Byrna® HD, our first handheld personal security device, which has the size and form factor of a compact handgun and is designed to be used by civilians and private security professionals, as well as accessories and third-party products that are compatible with the Byrna® HD, including the projectiles used in the Byrna® HD. Our second, legacy, line of business is the sale of less-lethal munitions designed for 40mm rifled launchers utilized by law enforcement, correctional services and military markets. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and “payload” rounds carrying a variety of payload packages including chemical irritants and various marking products designed to control or identify instigators in riot situations. Our flagship product in this market is the 40mm blunt impact projectile (“BIP”), which uses patented collapsible gel head technology. In addition to our two main product lines, we are selling out remaining inventory of two 12-gauge less-lethal impact rounds that we no longer manufacture.

Our business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, and private security markets and (2) to provide civilians – including those whose work or daily activities may put them at risk of being a victim – with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property.

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade, particularly given the fear caused by the recent COVID-19 pandemic. The less lethal market has been projected to approach $12 billion per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023)). The Company plans to respond to this demand for less-lethal products through the serial production and distribution of the Byrna® HD and expansion of the Byrna product line.

RESULTS OF OPERATIONS

We continue to be significantly impacted in a number of ways by the COVID-19 pandemic and related economic conditions and we believe our business also has been impacted by recent events including the public outcry over the tragic death of George Floyd. The general level of apprehension among the population as a whole has led many people to seek means of protecting themselves and their families. This general uneasiness has driven a run on guns and ammunition as well as increased demand for non-lethal weapons such as the Byrna® HD. The government mandated lock down orders, business disruptions due to outbreaks, and shelter in place requirements have significantly disrupted the Company’s supply chain and temporarily stopped production and delayed shipments of the Byrna® HD during the quarter ended May 31, 2020. While production resumed in late March 2020 after our manufacturing facility was deemed an “essential business,” and our supply chain is functioning currently, we cannot predict the extent of supply, production, and distribution disruption that may result from the ongoing pandemic or whether the increased demand we are seeing will continue. Nor can we predict the potential impact on our employees, day to day operations and key members of management.

In order to reduce our dependence on third parties for production and our vulnerability to delays in shipments of finished goods to the Fort Wayne, Indiana distribution center, we purchased our supplier Roboro Industries Pty LTD (“Roboro”) and are accelerating our efforts to open a second manufacturing facility in the U.S. Effective May 5, 2020, we acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As a result of this stock acquisition, we also assumed payment of Roboro’s outstanding debt of rand 1,809,251 (approximately USD $98,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro’s selling shareholders agreed to purchase 1,388,889 shares of our common stock at $0.36 per share for total consideration cash consideration of $500,000. The shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. As the Company’s common stock price was $0.40 on the effective date of the Roboro acquisition, the fair value of the common stock issued to the sellers was $555,556. The total purchase price of $557,566 includes unpaid transaction fees of $2,010.

Operations Overview

We generate revenues from (1) consumers through the e-commerce portal, Shopify, (2) dealers, distributors and big box and chain stores; and (3) large end users including security companies, correctional facilities, and governmental and law enforcement agencies.

We entered into the following transactions during the first and second quarters of 2020 which impacted our results of operations and the comparability among the periods, as discussed below:

●	Effective May 5, 2020, we acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As a result of this stock acquisition, we also assumed payment of Roboro’s outstanding debt of rand 1,809,251 (approximately USD $98,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro’s sellers agreed to purchase 1,388,889 shares of our common stock at $0.36 per share for total consideration of $500,000. The shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. As the Company’s common stock price was $0.40 on the effective date of the Acquisition, the fair value of the common stock issued to the sellers was $555,556. Total purchase price of $557,566 includes unpaid transaction fees of $2,010.

●	On May 4, 2020, we received a loan in the amount of $190,300 from the Paycheck Protection Program (“PPP”).

Effective April 8, 2020, we exchanged an aggregate of approximately $6.95 million of all the Company’s outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the “Notes”), representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Preferred Stock”). At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, we also issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes.

●	During March 2020, we raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise.

●	On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the “Amendment”) to waive all rights to receive interest in cash and to accept payment in kind of accrued interest. We issued 498,418 to note holders who accepted payment in kind to satisfy $124,603 of accrued interest. See Note 13, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

●	On December 19, 2019, we dissolved SDI Canada.

●	On December 18, 2019 (the “Amendment Date”), we and Buys, our CTO, agreed to certain amendments to the terms of the previously announced purchase and sale agreement entered into on April 13, 2018 pursuant to which Buys sold and assigned certain intellectual property rights (the “Buys Portfolio”) to the Company, which rights were subject to reversion in the event a second payment of $500,000 or $750,000 of restricted common shares of the Company’s stock was not made by April 13, 2020 and Buys retained a security interest in the intellectual property pending the second payment. Pursuant to the amended terms (the “Amended Agreement”), which were approved by the Board on December 19, 2019, the Company agreed (i) to issue a revised second payment to Buys consisting of restricted common stock shares valued at $630,000 (based on the average closing price over the 20 days prior to the Amendment Date) which resulted in the issuance of 3,866,810 shares with a fair value of $696,799 (the “Second Payment”) and (ii) made an additional cash payment to Buys of $80,000 during the quarter ended May 31, 2020. The Amended Agreement also terminates Buys’ security interest and reversionary rights to the intellectual property upon the Second Payment and modifies other terms of the purchase and sale agreement to, among other things, clarify ambiguities related to the royalty terms.

●	Effective December 1, 2019 (binding agreement July 2019), we executed a manufacturing agreement with Roboro, whereby Roboro became our exclusive manufacturer in South Africa of various products including the Byrna® HD. Roboro’s manufacturing activities include plastic molding component production and assembly, dispatch and other services. As noted above, effective May 5, 2020, we acquired 100% of the outstanding common shares of Roboro.

●	During the first quarter of 2020, we (1) granted 4,027,500 stock options to directors, employees and non-employees, and (2) issued 625,000 shares of restricted stock to management.

Our foreign subsidiaries, Byrna South Africa and Roboro maintain their books and records in their functional currency, South African rand, respectively which exposes us to foreign exchange risk. Our results of operations are unfavorably impacted during times of a strengthening United States dollar against the respective foreign currencies and favorably impacted during times of a weakening United States dollar against those currencies. As a note, SDI Canada was dissolved on December 19, 2019.

Below are our statements of operations and comprehensive loss for the three and six months ended May 31, 2020 and 2019, respectively.

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2020	2019	2020	2019
Net revenue	$1,190,404	$105,769	$1,338,984	$116,876
Cost of goods sold	(674,178)	(75,284)	(856,957)	(80,833)
Gross profit	516,226	30,485	482,027	36,043

OPERATING EXPENSES
Depreciation	7,394	7,843	13,908	17,021
Amortization of patent rights	16,218	1,833	32,436	3,666
Foreign currency transaction loss	5,280	(29,254)	9,235	(15,721)
Selling, general and administrative	1,345,823	728,893	2,911,653	1,826,861
TOTAL OPERATING EXPENSES	1,374,715	709,315	2,967,232	1,831,827
LOSS FROM OPERATIONS	(858,489)	(678,830)	(2,485,205)	(1,795,784)
OTHER (EXPENSE) INCOME
Accretion of debt discounts	(257,277)	(202,202)	(755,401)	(305,060)
Interest expense	(73,562)	(88,036)	(233,095)	(147,426)
Loss of extinguishment of debt	(6,026,657)	—	(6,026,657)	—
Warrant inducement expense	(845,415)	—	(845,415)	—
Change in fair value of derivative liabilities	—	250,337	—	645,767
LOSS BEFORE INCOME TAXES	(8,061,400)	(718,731)	(10,345,773)	(1,602,503)
Income tax provision	—	—	—	—
NET LOSS	(8,061,400)	(718,731)	(10,345,773)	(1,602,503)

Foreign exchange translation adjustment for the period	132,524	(24,379)	95,928	(28,119)
COMPREHENSIVE LOSS	$(7,928,876)	$(743,110)	$(10,249,845)	$(1,630,622)

Net loss per share – basic and diluted	$(0.07)	$(0.01)	$(0.09)	$(0.02)
Weighted-average number of common shares outstanding during the period	120,687,594	103,632,174	112,717,187	103,040,621

Three months ended May 31, 2020 as compared to three months ended May 31, 2019:

Net Revenue

Revenues were $1,190,404 in the second quarter of 2020 which represents an increase of $1,084,635 or 1025% as compared to the prior year period revenues of $105,769. This increase was driven by (i) revenues from the Byrna® HD which began shipping in April 2019, and (ii) growing market awareness of and demand for our product fueled by the growing level of apprehension among the population as the COVID 19 pandemic led many people to seek means of protecting themselves. Sales of 40mm BIP products were $90,443 in the second quarter of 2020, which represents an increase of $14,017 or 18% as compared to the prior year period revenues of $76,426 and consisted largely of reorders from existing customers to restock inventory.

Cost of Goods Sold

Cost of goods sold was $674,178 in the second quarter of 2020 compared to $75,284 in the prior year period. This $598,894 increase is primarily due to costs associated with the manufacture and corresponding sales of the Byrna® HD and related products, whereas cost of goods sold during the prior year period consisted of 40mm sales and a partial quarter of Byrna® HD sales.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $516,226 in the second quarter of 2020, representing a gross profit margin of 43%. Gross profit in the prior year period of $30,485, a gross profit margin of 29% was attributable to 40mm sales and a partial quarter of Byrna® HD sales. Profit margins have varied from quarter to quarter and have not followed a consistent trend to date. Gross profit margins in the prior year period were negatively impacted by low sales volume of Byrna® HD products and accessories that were insufficient to cover overhead. For the second quarter of 2020, the increase in sales volume over the prior year period improved the gross profit margin.

Selling, General and Administrative Expenses/Operating Loss

Selling, general and administrative (“SG&A”) expenses were $1,345,822 in the second quarter of 2020, which represents an increase of $616,929 or 85% as compared to the prior year period SG&A expenses of $728,893. This increase was driven by (i) approximately $220,000 increase in accounting and auditing fees, (ii) approximately $130,000 increase in legal expenses related to items including the Roboro acquisition, (iii) approximately $118,000 increase in marketing expenses related to the Byrna® HD products, and (iv) approximately $150,000 increase in payroll and related expenses related to the ramp up of infrastructure and Byrna® HD production. In mid-2018, we started development of finned tail ammunition which is designed to increase the distance and accuracy of our Byrna® line of projectiles. We expect R&D spending for finned tail ammunition to accelerate during the third quarter of 2020 as we plan to bring new products to market in the fourth quarter of 2020.

This increase in SG&A partially offset by the increase in gross profit were the primary reasons for the $179,659 or 26% increase in loss from operations, from ($678,830) in the second quarter of 2019 to ($858,489) in the second quarter of 2020.

Depreciation

Depreciation expense recorded in operating expenses and related to non-revenue generating assets decreased $449 to $7,394 in in the second quarter of 2020 as compared to $7,843 in the prior year period driven by assets that were fully depreciated in 2019, partially offset by increases in 2020 capital expenditures for furniture for the new MA lease as well as assets related to the Roboro acquisition.

Amortization of Patent Rights

Amortization of patent rights increased $14,386 to $16,219 in the second quarter of 2020 as compared to $1,833 in the prior year period due to the Second Payment and Final Payment of $776,799 made in the first quarter of 2020 to terminate Buys’ security interest and reversionary rights in the Buys Portfolio.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts increased $55,075 in the second quarter of 2020 to $257,277 from $202,202 in the prior year period. Interest expense decreased $14,474 to $73,562 in the second quarter of 2020 from $88,036 in the prior year period. These fluctuations were driven by the 2019 financings that occurred in April-September 2019, partially offset by the April 8, 2020 exchange of an aggregate of approximately $6.95 million outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares of Series A Convertible Preferred Stock (“Preferred Stock”). See Note 14, “Convertible Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6,026,654 in the second quarter of 2020 and $Nil in the second quarter of 2019 and relates to the debt exchanged for preferred stock discussed above. See Note 14, “Convertible Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Warrant Inducement Expense

Warrant inducement expense was $845,415 in the second quarter of 2020 and $Nil in the second quarter of 2019 and accounts for the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price. See Note 8, “Stockholders’ Equity,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased $250,337 to $Nil in the second quarter of 2020 from a $250,337 gain in the prior year period. The amount recognized in the prior year period consisted of (i) $188,870 related to the Canadian debentures which were repaid on May 31, 2019 and (ii) $61,467 associated with the October 2018 Notes which we re-evaluated in the fourth quarter of 2019 and determined not to contain any embedded terms or features that require classification as derivatives. See Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion.

Income Tax Provision

Loss before income taxes consists of the following:

	Three Months Ended May 31,
	2020	2019
United States	$(8,049,974)	$(539,206)
Foreign	(11,426)	(179,525)
Total	$(8,061,400)	$(718,731)

The Company’s provision for income taxes was $Nil in each of the quarters ended May 31, 2020 and 2019. Refer to the Income Tax Provision section within the six months ended May 31, 2020 as compared to six months ended May 31, 2019 discussion below for additional information.

Six months ended May 31, 2020 as compared to six months ended May 31, 2019:

Net Revenue

Revenues were $1,338,984 in the first half of 2020 which represents an increase of $1,222,108 or 1046% as compared to the prior year period revenues of $116,876. This increase was driven by (i) revenues from the Byrna® HD which began shipping in April 2019, and (ii) growing market awareness of and demand for our product fueled by the growing level of apprehension among the population as the COVID 19 pandemic led many people to seek means of protecting themselves. Sales of 40mm BIP products were $111,657 in the first half of 2020, which represents an increase of $24,124 or 28% as compared to the prior year period revenues of $87,533 and consisted largely of reorders from existing customers to restock inventory.

Cost of Goods Sold

Cost of goods sold was $856,957 in the first half of 2020 compared to $80,833 in the prior year period. This $776,124 increase is primarily due to costs associated with the manufacture and corresponding sales of the Byrna® HD and related products, whereas cost of goods sold during the prior year period consisted of 40mm sales and less than two months Byrna® HD products and accessories.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $482,027 in the first half of 2020, a gross profit margin of 36% driven by sales of Byrna® HD products and accessories. Gross profit in the prior year period of $36,043 with a gross profit margin of 31% was attributable to 40mm sales. Gross profit margin in the prior year period was negatively impacted by insufficient early sales volume of Byrna® HD products and accessories to cover overhead, and, in the first quarter of 2020, by an increase in scrap and reduced Byrna® HD finished goods inventory due to products being reworked. For the second quarter of 2020, the increase in sales volume improved the gross profit margin and products were not reworked to a significant degree. Further, the May 5, 2020 acquisition of Roboro provides the Company with better control over the production process.

SG&A Expenses/Operating Loss

SG&A expenses were $2,911,653 in the first half of 2020, which represents an increase of $1,084,792 or 59% as compared to the prior year period SG&A expenses of $1,826,861. This increase was driven by (i) approximately $483,000 increase in stock-based compensation expense, (ii) approximately $395,000 increase in payroll and related expenses related to the ramp up of infrastructure and Byrna® HD production, (iii) approximately $300,000 increase in accounting and auditing fees, (iv) approximately $150,000 increase in legal fees, partially offset by (v) approximately $135,000 decrease in research and development (“R&D”) spending. R&D spending incurred in the first half of 2019 related to validating components and processes prior to making commercial product for the Byrna product line. In mid-2018, we started development of finned tail ammunition which is designed to increase the distance and accuracy of our Byrna® line of projectiles. We expect R&D spending for finned tail ammunition to accelerate during the third quarter of 2020 as we plan to bring new products to market in the fourth quarter of 2020.

This increase in SG&A partially offset by the increase in gross profit was the primary reason for the $689,421 or 38% increase in loss from operations, from ($1,795,784) in the first half of 2019 to ($2,485,205) in the first half of 2020.

Depreciation

Depreciation expense recorded in operating expenses and related to non-revenue generating assets decreased $3,113 to $13,908 in in the first half of 2020 as compared to $17,021 in the prior year period driven by assets that were fully depreciated in 2019, partially offset by assets related to the Roboro acquisition.

Amortization of Patent Rights

Amortization of patent rights increased $28,770 to $32,436 in the first half of 2020 as compared to $3,666 in the prior year period due to the Second Payment and Final Payment of $776,799 made in the first quarter of 2020 to terminate Buys’ security interest and reversionary rights in the Buys Portfolio.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts increased $450,341 in the first half of 2020 to $755,401 from $305,060 in the prior year period. Interest expense increased $85,669, to $233,095 in the first half of 2020 from $147,426 in the prior year period due to the April 2019 through September 2019 capital raises. These increases were driven by the 2019 financings that occurred in April-September 2019, partially offset by the April 8, 2020 exchange of an aggregate of approximately $6.95 million of our outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Preferred Stock”), resulting in the write-off of all unamortized debt discounts and a decrease in interest expense. See Note 14, “Convertible Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6,026,654 in the first half of 2020 and $Nil in the first half of 2019 and relates to the debt exchanged for preferred stock discussed above. See Note 14, “Convertible Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Warrant Inducement Expense

Warrant inducement expense was $845,415 in the first half of 2020 and $Nil in the first half of 2019 and relates to the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price. See Note 8, “Stockholders’ Equity,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased $645,767 to $Nil in the first half of 2020 from a $645,767 gain in the prior year period. The amount recognized in the prior year period consists of (i) $425,020 related to the Canadian debentures which were repaid on May 31, 2019 and (ii) $220,747 associated with the October 2018 Notes which we re-evaluated in the fourth quarter of 2019 and determined they did not contain any embedded terms or features that require classification as derivatives. See Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion.

Income Tax Provision

Loss before income taxes consists of the following:

	Six Months Ended May 31,
	2020	2019
United States	$(10,217,106)	$(1,416,313)
Foreign	(128,667)	(186,190)
Total	$(10,345,773)	$(1,602,503)

The Company’s provision for income taxes was $Nil during the six months ended May 31, 2020 and 2019, respectively.

We have a valuation allowance against the full amount of our net deferred tax assets, as discussed in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. We have not recognized any unrecognized tax benefits in our condensed consolidated balance sheets.

We are subject to income tax in the US, as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019.

On March 27, 2020, President Trump signed into law the $2 trillion bipartisan Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and restricted cash as of May 31, 2020 was $2,809,951, an increase of $1,636,051 from the amount as of November 30, 2019 of $1,173,900. The increase included $1,605,639 cash used in operating activities, $715,637 cash used in investing activities, and $3,908,184 cash provided by financing activities. Subsequent to the quarter ended May 31, 2020 the Company has raised over $1.7 million through warrant exercises (most but not all of which were subject to early termination on July 3, 2020 or August 31, 2020. Additional warrants exercisable for approximately $1.6 million are expected to be exercised before they terminate on August 31, 2020, bringing the total anticipated capital to be raised in the third quarter 2020 through warrant exercises to approximately $3.3 million. Cash in hand as of the date of this filing also includes the approximately $2.4 million in fully paid orders received overnight on June 9, 2020 following the mention of the Company’s Byrna HD launcher on FOX News the prior evening and previously disclosed in the Company’s press release dated June 10, 2020. Demand for the Company’s products has continued to be strong after June 9, 2020 and the Company is presently back-ordered. Management believes that converting these orders to sales is achievable, but it is subject to ongoing risk. Converting backorders to sales depends on increasing production in South Africa and by bringing the Company’s planned US manufacturing facility on line later this summer. Management believes the threat to the supply chain and the manufacturing operations from the continuing pandemic presents the most significant risk to achieving of this goal in the short term. Additionally, our plans to increase our production capacity include placing larger than historic orders with suppliers and bringing on new untested suppliers. Disruption of the supply chain as a result of COVID 19 shutdowns, slowdowns of our third party supplier, any government mandated shutdown of our facilities, unsatisfactory parts or materials, or any illness among our employees could disrupt this effort and interfere with plans to fill orders and convert them to sales.

As of May 31, 2020, approximately $51,128 of cash was held by our international subsidiaries. Our intent is to reinvest indefinitely substantially all our earnings in our foreign subsidiaries outside of the US. However, if we decide to repatriate these earnings to the US, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and US state income taxes. It is not practicable to estimate the amount of tax that may be due if these earnings were repatriated due to the complexity associated with the hypothetical calculation.

The Company has incurred a cumulative loss of approximately $48.0 million from inception through May 31, 2020. The Company has funded operations through the issuance of common stock, preferred stock, warrants, and convertible notes payable. The Company generates revenue from operations. However, it still faces the risk that it may incur significant losses before the Company’s revenues can sustain its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. Management’s plans to continue operations include increasing its production capacity to convert orders to sales and meet growing demand, seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 commencement of Byrna® HD sales drove the fiscal 2019 revenue increase.

Management believes that the events underlying its current liquidity demonstrate substantial progress towards alleviating doubt as to the Company’s ability to continue as a going concern and that substantial doubt may be removed by the end of the current fiscal year. After careful analysis of all relevant positive and negative factors however, including the Company’s historic operating losses, failure to generate a profit to date, past production interruptions, absence of a history of successful product manufacture at the level needed to become profitable, and the significant risks to its supply chain and production currently presented by the COVID-19 pandemic, Management has concluded that there continues to be substantial doubt as to the Company’s ability to continue as a going concern as of the filing date of these financial statements. See Nature of Operations and Going Concern.

Operating Activities

Cash used in operating activities was $1,605,639 during the six months ended May 31, 2020 compared to ($1,251,445) during the prior year period. This increase of $354,194 consisted of the below changes in working capital and noncash activity, also discussed below:

Accounts Receivable: Accounts receivable increased $135,072 to $82,416 during the six months ended May 31, 2020 compared to ($52,656) in the prior year period. The fiscal 2020 accounts receivable collections relate to sales of the new Byrna® HD to several large distributors in conjunction with the fourth quarter 2019 launch of our official dealer program for the new product.

Inventory: The change in inventory increased $221,100 to ($238,953) during the six months ended May 31, 2020 compared to ($460,053) in the prior year period. The levels of component inventory maintained were increased during the current year period to fulfill orders of the Byrna® HD, ensure adequate parts inventory to meet increasing sales projections of the new product and to ensure that inventory of custom-made parts and those with long lead times are adequate.

Accounts Payable: The production of Byrna® HD and increased activity in South Africa as well as maintaining legal and regulatory infrastructure led to higher payables to component suppliers, outside attorneys and accountants in the first half of 2020 as compared to the prior year period.

Noncash Activity: Our non-cash activity primarily consisted of (a) $755,401 accretion of debt discounts during the six months ended May 31, 2020 as compared to $305,060 in the prior year period, (b) $118,750 issuances of common shares for services during the six months ended May 31, 2020 as compared to $314,339 in the prior year period, (c) $648,101 stock-based compensation expense during the six months ended May 31, 2020 as compared to $164,910 in the prior year period, (d) $696,799 issuance of common shares during the six months ended May 31, 2020 in connection with the Buys Portfolio, ( e) interest expense primarily $233,095 which was part of the $6.95 million exchange of convertible debt for shares of preferred stock discussed above, (f) 6,026,657 loss on extinguishment of debt, (g) $845,415 warrant inducement expense, and (h) $43,200 common shares to be issued for services.

Investing Activities

Cash used in investing activities was $715,637 during the six months ended May 31, 2020 as compared to $173,073 in the prior year period. Deposits for and purchases of property and equipment of $146,785 during the six months ended May 31, 2020 as compared to $173,073 in the prior year period, were for furniture for the new MA lease and production equipment in South Africa, including molds and tooling. We paid $80,000 in connection with patent rights during the six months ended May 31, 2020. In addition, we paid $488,852 net of cash acquired in connection with the Roboro acquisition. We currently expect that capital expenditures for 2020 will be approximately $1,300,000. Due to COVID-19, our estimate may be subject to change.

Financing Activities

Cash provided financing activities was $3,908,184 during the six months ended May 31, 2020 as compared to cash provided by financing activities of $1,009,335 in the prior year period, and included $3,217,884 proceeds from warrant exercises, $500,000 received from Roboro’s sellers for 1,388,889 shares of our common stock and $190,300 proceeds from the Paycheck Protection Program. Our capital structure was as follows:

	May 31, 2020	November 30, 2019
Convertible notes payable (short-term)	$—	$2,758,578
Notes payable (short-term)	209,907	—
Convertible notes payable, noncurrent	—	1,874,972
Notes payable, noncurrent	116,294	—
Stockholders’ equity (deficit)	5,777,557	(1,983,993)

See Note 14, “Convertible Notes Payable,” and Note 15, “Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the debt obligations.

We also had $2,809,951 and $1,173,900 of cash and restricted cash at May 31, 2020 and November 30, 2019, respectively.

We did not have any financial or non-financial covenants under our financing arrangements as of May 31, 2020.

On February 20, 2020, the October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes were amended by consent of all holders (the “Amendment”) to waive all rights to receive interest in cash and to accept payment in kind of accrued interest.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise.

Effective April 8, 2020, we exchanged an aggregate of approximately $6.95 million of all our outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the “Notes”), representing principal and accrued interest, for 1,391 shares Series A Convertible Preferred Stock (“Preferred Stock”). We no longer have any outstanding convertible notes payable. At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, we also issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 (US dollars) of unpaid interest accrued on the Notes.

Each share of Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Preferred Stock as, when and if declared by our Board of Directors. Each share of Preferred Stock, is convertible into such number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to our common stock, including stock splits, stock dividends and similar transactions. Holders of Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Corporation based on their shares’ aggregate issue price and accrued and unpaid dividends. Holders may convert their shares of Preferred Stock into common stock at any time and we have the right to cause each holder to convert their shares of Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Preferred Stock outstanding, we are required to obtain the consent of the holders of the Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, we agreed to use our reasonable best efforts to register the shares of common stock issuable upon conversion of the Preferred Stock in due course following the exchange.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of May 31, 2020 and November 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 20, “Recent Accounting Guidance,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 3, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2019. We adopted, effective the first quarter of 2020, accounting guidance related to the accounting for leases. See accounting policy below, Note 20, “Recent Accounting Guidance,” and Note 10, “Leases,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the six months ended May 31, 2020, there were no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended November 30, 2019, except for the item mentioned above.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on December 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our PEO and PFO concluded that as of May 31, 2020, our disclosure controls and procedures were not effective.

The material weakness in internal control over financial reporting resulted from (a) small accounting department where segregation of duties cannot be completely accomplished at this stage in our corporate lifecycle, (b) employee turnover and new personnel processing financial information, and (c) not having adequate personnel to evaluate the accounting for complex, non-routine transactions which resulted in an error in the accounting for our 2018 convertible notes as described in Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion. To remediate the material weakness described above, we have initiated compensating controls in the near term and are enhancing and have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses. These measures include hiring qualified accounting personnel with expertise to perform specific functions, hiring financial consultants, and ongoing senior management review and audit committee oversight. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

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

On December 18, 2019, we and Andre Buys (“Buys’), our CTO, agreed to certain amendments to the terms of the previously announced purchase and sale agreement entered into on April 13, 2018 pursuant to which Buys sold and assigned certain intellectual property rights (the “Buys Portfolio”) to the Company. Pursuant to the amended terms, which were approved by the Board on December 19, 2019, the Company (i) issued 3,866,810 shares of common stock in exchange for Patent Rights and (ii) made an additional cash payment to Buys of $80,000 during the quarter ended May 31, 2020. The issuance of the shares of common stock was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Byrna Technologies Inc.

Date: July 20, 2020		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 20, 2020		/s/ James Dunfey
	Name:	James Dunfey
	Title:	Chief Accounting Officer
(Principal Financial Officer)