Form 10-Q
period 2020-08-31
Byrna Technologies Inc.
filed 2020-10-09
CIK 1354866

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

 As of October 9, 2020, the Company had 146,408,607 issued and outstanding shares of common stock.

EXPLANATORY NOTE

Byrna Technologies Inc. is a voluntary filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is therefore not subject to, or required to file reports pursuant to, Section 13 or Section 15(d) of the Exchange Act.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of August 31, 2020 and November 30, 2019 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended August 31, 2020 and 2019 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended August 31, 2020 and 2019 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Control and Procedures	31

PART II – OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts expressed in US Dollars)

(unaudited)

	August 31,	November 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$4,654,408	$1,081,900
Restricted cash	7,136,946	—
Accounts receivable	617,586	438,255
Inventory, net	3,061,254	959,748
Prepaid expenses and other current assets	2,130,445	377,305
Total current assets	17,600,639	2,857,208

Patent rights, net	827,147	99,002
Deposits for equipment	—	196,921
Right-of-use asset	1,220,725	—
Property and equipment, net	1,797,683	321,288
Goodwill	354,519	—
Restricted cash	92,000	92,000
Other assets	16,718	—
TOTAL ASSETS	$21,909,431	$3,566,419
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,546,304	$639,877
Operating lease liabilities, current	227,272	—
Deferred revenue	9,273,401	10,842
Convertible notes payable, net	—	2,758,578
Notes payable	132,593	—
Accrued interest	—	266,143
Total current liabilities	12,179,570	3,675,440

Convertible notes payable, noncurrent	—	1,874,972
Notes payable, non-current	84,578	—
Operating lease liabilities, noncurrent	866,365	—
Total Liabilities	$13,130,513	$5,550,412

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 1,391 and 0 shares issued and outstanding, respectively	1	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 146,408,607 and 104,021,836 shares issued and outstanding, respectively	146,409	104,022
Additional paid-in capital	57,109,090	36,480,520
Shares to be issued	20,000	20,000
Treasury stock, at cost, 0 and 3,699,999 shares, respectively	—	(888,000)
Accumulated deficit	(48,574,254)	(37,662,123)
Accumulated other comprehensive income (loss)	77,672	(38,412)

Total Stockholders’ Equity (Deficit)	8,778,918	(1,983,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,909,431	$3,566,419

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in US Dollars)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Net revenue	$4,198,157	$307,101	$5,537,141	$423,977
Cost of goods sold	(2,068,623)	(247,679)	(2,925,580)	(328,512)
Gross profit	2,129,534	59,422	2,611,561	95,465
Operating expenses	2,695,892	765,575	5,663,127	2,597,402
LOSS FROM OPERATIONS	(566,358)	(706,153)	(3,051,566)	(2,501,937)
OTHER (EXPENSE) INCOME
Accretion of debt discounts	—	(367,457)	(755,401)	(672,517)
Interest expense	—	(109,572)	(233,095)	(256,998)
Loss on extinguishment of debt	—	—	(6,026,654)	—
Warrant inducement expense	—	—	(845,415)	—
Change in fair value of derivative liabilities	—	96,339	—	742,106
LOSS BEFORE INCOME TAXES	(566,358)	(1,086,843)	(10,912,131)	(2,689,346)
Income tax provision	—	—	—	—
NET LOSS	(566,358)	(1,086,843)	(10,912,131)	(2,689,346)

Foreign exchange translation adjustment for the period	20,156	(52,089)	116,084	(80,208)
COMPREHENSIVE LOSS	$(546,202)	$(1,138,932)	$(10,796,047)	$(2,769,554)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.09)	$(0.03)
Weighted-average number of common shares outstanding during the period	134,936,762	104,071,705	120,150,645	103,386,825

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts expressed in US Dollars)

(unaudited)

	For the Nine Months Ended
	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,912,131)	$(2,689,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	659,416	191,532
Accretion of debt discounts	755,401	672,517
Loss on extinguishment of debt	6,026,654	—
Warrant inducement	845,415	—

Foreign currency translation loss (gain)	18,606	(15,372)
Change in fair value of derivative liability	—	(742,106)
Issuance of common shares for services	118,750	314,339
Shares to be issued for services	43,200	20,000
Cancellation of shares for services	—	(19,998)
Issue of convertible notes for services	—	112,500
Operating lease costs	77,022	—
Depreciation	104,320	24,869
Amortization of patent rights	48,655	5,499
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(196,226)	(97,072)
Deferred revenue	9,266,393	13,320
Inventory	(2,266,709)	(559,197)
Prepaid expenses and other current assets	(1,813,781)	47,808
Other assets	(16,718)	—
Accounts payable and accrued liabilities	1,991,553	476,225
Operating lease liabilities	(198,857)	—
Accrued interest	233,091	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,784,054	(2,244,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent rights	(80,000)	—
Roboro acquisition, net of cash acquired	(488,852)	—
Purchases of property and equipment	(1,022,970)	(207,677)
NET CASH USED IN INVESTING ACTIVITIES	(1,591,822)	(207,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	6,751,282	—
Proceeds from stock option exercises	2,850	—
Proceeds from Roboro sellers for common stock	500,000	—
Proceeds from convertible notes	—	4,250,265
Proceeds from Paycheck Protection Program loan	190,300	—
Repayment of notes payable	(110,918)
Repayment of secured convertible notes	—	(1,035,930)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,333,514	3,214,335
Effects of foreign currency exchange rate changes	183,708	(63,186)
NET INCREASE IN CASH AND RESTRICTED CASH FOR THE PERIOD	10,709,454	698,990
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,173,900	1,182,387
CASH AND RESTRICTED CASH, END OF PERIOD	$11,883,354	$1,881,377
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	$—	$67,007

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine months ended August 31, 2020

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding convertible notes payable which were issued in October 2018, April 2019, May 2019, July 2019, and September 2019 (collectively the “Notes”), representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Series A Preferred Stock”). As the transaction was accounted for as a debt extinguishment, the shares of Series A Preferred Stock and Warrants issued were recorded in equity at fair value of $11,591,623 (before reduction of $29,150 related to issuance costs) and $239,747, respectively. See Note 9, “Stockholders’ Equity (Deficit)” and Note 15, “Convertible Notes Payable.”

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

On January 6, 2020, the Company issued 3,866,810 shares of common stock with a value of $696,799 in exchange for Patent Rights. See Note 18, “Patent Rights.”

In January 2020, the Company issued 498,418 warrants to all noteholders as payment in kind to satisfy $124,603 of accrued interest.

In February 2020, the Company issued 150,000 warrants with a value of approximately $8,000 for marketing services.

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts expressed in US Dollars)

(Unaudited)

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, May 31, 2020	1,391	$1	126,299,568	$126,300	$63,200	$53,538,436	$(48,007,896)	$57,516	$5,777,557
Issuance of common stock for services	—	—	72,000	72	(43,200)	43,128	—	—	—
Stock-based compensation	—	—	—	—	—	11,315	—	—	11,315
Issuance of common stock pursuant to exercise of stock options	—	—	15,000	15	—	2,835	—	—	2,850
Warrant exercises	—	—	20,022,039	20,022	—	3,513,376	—	—	3,533,398
Net loss	—	—	—	—	—	—	(566,358)	—	(566,358)
Foreign currency translation	—	—	—	—	—	—	—	20,156	20,156
Balance, August 31, 2020	1,391	$1	146,408,607	$146,409	$20,000	$57,109,090	$(48,574,254)	$77,672	$8,778,918

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, May 31, 2019	—	$—	104,156,774	$104,157	$20,000	$34,707,208	$(34,854,841)	$(62,416)	$(85,892)
Cancellation of shares	—	—	(134,938)	(135)	—	(19,861)	—	—	(19,996)
Stock-based compensation	—	—	—	—	—	26,622	—	—	26,622
Issuance of warrants	—	—	—	—	—	1,038,081	—	—	1,038,081
Net loss	—	—	—	—	—	—	(1,086,843)	—	(1,086,843)
Foreign currency translation	—	—	—	—	—	—	—	(52,089)	(52,089)
Balance, August 31, 2019	—	$—	104,021,836	$104,022	$20,000	$35,752,050	$(35,941,684)	$(114,505)	$(180,117)

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts expressed in US Dollars)

(Unaudited)

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Shares to be Issued	Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, November 30, 2019	—	$—	104,021,836	$104,022	$20,000	$(888,000)	$	36,480,520	$(37,662,123)	$(38,412)	$(1,983,993)
Issuance of common stock pursuant to exercise of stock options	—	—	15,000	15	—	—		2,835	—	—	2,850
Shares to be issued	—	—	—	—	43,200	—		—	—	—	43,200
Issuance of common stock for services	—	—	697,000	697	(43,200)	—		161,253	—	—	118,750
Issuance of common stock for intellectual property	—	—	3,866,810	3,867	—	—		692,932	—	—	696,799
Issuance of common stock – Roboro acquisition	—	—	1,388,889	1,389	—	—		554,167	—	—	555,556
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—		239,747	—	—	239,747
Issuance of Series A preferred stock upon conversion of the convertible notes	1,391	1	—	—	—	—		11,562,472	—	—	11,562,473
Issuance of warrants for payment of accrued interest	—	—	—	—	—	—		124,603	—	—	124,603
Stock-based compensation	—	—	—	—	—	—		659,416	—	—	659,416
Cancellation of shares	—	—	(3,699,999)	(3,700)	—	888,000		(884,300)	—	—	—
Warrant exercises	—	—	40,119,071	40,119	—	—		7,515,445	—	—	7,555,564
Net loss	—	—	—	—	—	—		—	(10,912,131)	—	(10,912,131)
Foreign currency translation	—	—	—	—	—	—		—	—	116,084	116,084
Balance, August 31, 2020	1,391	$1	146,408,607	$146,409	$20,000	$ —	$	$57,109,090	$(48,574,254)	$77,672	$8,778,918

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, November 30, 2018	—	$—	101,976,900	$101,977	$—	$33,341,695	$(33,252,338)	$(34,297)	$157.037
Stock-based compensation	—	—	—	—	—	191,532	—	—	191,532
Shares issued for services	—	—	2,179,875	2,180	—	312,159	—	—	314,339
Cancellation of shares	—	—	(134,938)	(135)		(19,861)	—	—	(19,996)
Shares to be issued	—	—	—	—	20,000	—	—	—	20,000
Issuance of warrants	—	—	—	—	—	1,926,525	—	—	1,926,525
Net loss	—	—	—	—	—	—	(2,689,346)	—	(2,689,346)
Foreign currency translation	—	—	—	—	—	—	—	(80,208)	(80,208)
Balance, August 31, 2019	—	$—	104,021,837	$104,022	$20,000	$35,752,050	$(35,941,684)	$(114,505)	$(180,117)

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended August 31, 2020 and 2019

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

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Byrna Technologies Inc.’s (“Byrna” or the “Company”) annual report on Form 10-K for the year ended November 30, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at August 31, 2020 and November 30, 2019, the results of its operations for the three and nine months ended August 31, 2020 and 2019, and its cash flows for the nine months ended August 31, 2020 and 2019. The results of operations for the three and nine months ended August 31, 2020 are not necessarily indicative of results to be expected for the full year.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly-owned subsidiary in Canada, Security Devices International Canada Corp. (“SDI Canada”). On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”). SDI Canada was dissolved on December 19, 2019. On May 5, 2020, the Company acquired all the outstanding shares of Roboro Industries (“Roboro”), its exclusive manufacturer in South Africa. See Note 6, “Acquisition.” These unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2020 include the accounts of the Company and its subsidiaries SDI Canada through the date of its dissolution, Byrna South Africa and Roboro since the date of its acquisition. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the three and nine months ended August 31, 2020.

2.	NATURE OF OPERATIONS AND GOING CONCERN

The Company is a less-lethal defense technology company, specializing in innovative next generation solutions for security situations that do not require the use of lethal force. The Company’s primary product is its .68 caliber handheld personal security device called the Byrna® HD and Byrna® HD magazines and projectiles. The Company manufactures its Byrna HD launchers and magazines at its South African subsidiary, Roboro, and beginning on October 6, 2020, at its manufacturing facility in Fort Wayne, Indiana. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of its patented and patent pending family of 40mm ammunition and its .68 caliber ammunition. The Company’s 40mm products are its SDI® branded Blunt Impact Projectile 40mm (“BIP®”) line of products.

 The Company’s activities are subject to risk and uncertainties including:

●	The Company has not earned adequate revenue to sustain its operations and has used cash in its operations. Therefore, the Company may need additional financing to continue its operations if it is unable to generate substantial revenue growth.

●	The Company has incurred a cumulative loss of approximately $48.6 million from inception through August 31, 2020. The Company generates revenues from operations, but historically has funded operations through the issuance of common stock, preferred stock, warrants, and convertible notes payable. The Company may continue to incur significant losses before its revenues can sustain its operations.

●	The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue to cover its ongoing operating expenses.

Management’s plans to continue operations include increasing production capacity to fill orders and meet demand, expanding sales of the Byrna® HD in new marketing channels domestically and internationally, and offering new products to drive revenue increases in the way that the April 2019 commencement of Byrna® HD sales drove the revenue increases during fiscal 2019 and the first nine months of fiscal 2020.

During the nine months ended August 31, 2020, the Company (1) raised approximately $6.8 million through warrant and option exercises (approximately $3.2 million in the three months ended August 31, 2020), (2) exchanged all of its outstanding convertible debt for preferred stock, and (3) generated revenues from operations of approximately $5.5 million (approximately $4.2 million in the quarter ended August 31, 2020). The Company has a cash balance of approximately $11.9 million as of August 31, 2020, of which approximately $4.6 million is unrestricted. Management has seen an increase in orders during the nine months ended August 31, 2020 that accelerated in the third quarter as the pandemic spread and civil unrest grew, which it believes has resulted in increased product awareness and brand recognition. Management believes that the foregoing factors evidence substantial progress towards alleviating doubt as to the Company’s ability to continue as a going concern and that substantial doubt may be removed by the end of the current fiscal year. The Company may explore additional financing alternatives to raise capital, if needed.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

COVID-19 Pandemic and the CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company faces various risks related to COVID-19 outbreak. The Company is dependent on its workforce to deliver its products. If significant portions of the Company’s workforce are unable to work effectively, or if customers’ operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, the Company’s operations will likely be impacted. The Company may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.  Since the COVID-19 outbreak began, no facilities have been fully shut down. Certain of the Company’s vendors may be unable to deliver materials on time due to the COVID-19 outbreak.  Such delays may negatively impact the Company’s production, and the Company plans to continue to monitor these and its other vendors and, if necessary, seek alternative suppliers.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

3.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about collection of accounts receivable and the reserve for doubtful accounts, stock-based compensation expense, valuation for deferred tax assets, valuation and carrying value of goodwill and other identifiable intangible assets, and useful life of fixed assets.

4.	RESTRICTED CASH

The Company’s restricted cash - current was $7,136,946 and $0 at August 31, 2020 and November 30, 2019, respectively. The majority is due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards or PayPal. The Company’s long-term restricted cash of $92,000 at August 31, 2020 and November 30, 2019, respectively, consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its November 2019 lease agreement.

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

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs and are included in “Cost of goods sold” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in selling, general and administrative (“SG&A”) expenses and are recognized when the product is shipped to the customer. Shipping and handling costs included in SG&A were $34,290 and $20,123 during the nine months ended August 31, 2020 and 2019, respectively. Shipping and handling costs were $20,709 and $5,400 during the three months ended August 31, 2020 and 2019, respectively. Costs to obtain a contract consist of commissions paid to employees and are included in SG&A in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Commissions were $75,606 and $85,606 in each of the three and nine months ended August 31, 2020, respectively. Commissions were $0 in each of the three and nine months ended August 31, 2019.

Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders for the nine months ended August 31, 2020, are summarized below.

Nine Months Ended August 31, 2020
Deferred revenue balance, beginning of period	$10,842
Net additions to deferred revenue during the period	12,424,193
Reductions in deferred revenue for revenue recognized during the period	(3,161,634)
Deferred revenue balance, end of period	$9,273,401

Revenue Disaggregation The following table presents disaggregation of the Company’s revenue by product type and distribution channel:
	Three Months Ended August 31,		Nine Months Ended August 31,
Product type	2020	2019	2020	2019
Byrna® HD	$4,084,389	$239,422	$5,311,716	$268,765
40mm	113,768	67,679	225,425	155,212
Total	$4,198,157	$307,101	$5,537,141	$423,977

	Three Months Ended August 31,		Nine Months Ended August 31,
Distribution channel	2020	2019	2020	2019
Wholesale (dealer/distributors and large end-users)	$1,053,051	$170,673	$1,343,345	$287,549
E-commerce	3,145,106	136,428	4,193,796	136,428
Total	$4,198,157	$307,101	$5,537,141	$423,977

6.	ACQUISITION

On May 5, 2020, the Company acquired 100% of the equity interests in Roboro, its exclusive manufacturer in in South Africa in order to reduce its dependence on third parties for production. As a result of this acquisition, the Company now operates directly its sole manufacturer in South Africa.

The acquisition date fair value of the consideration was $557,566, including $500,000 paid in cash. In addition, Roboro’s sellers purchased 1,388,889 shares of the Company’s common stock for $500,000 at a contractual price of $0.36 per share. These shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. The fair market value of the common stock of $555,556 was based on the stock’s closing price of $0.40 on May 5, 2020. The difference between the fair market value and the amount paid, was treated as an additional consideration for the acquisition.

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

In accordance with its accounting policy, the Company allocates any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. The Company will test its goodwill balance during the third quarter of each year for impairment or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company will assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. At August 31, 2020, the Company performed its annual impairment assessment of goodwill and determined that there was no impairment of goodwill.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following:

	August 31, 2020	November 30, 2019
Trade payables	$2,155,523	$580,594
Accrued legal fees	—	20,284
Accrued inventory purchases	44,745	2,372
Accrued commissions	75,000	—
Accrued sales and use tax	144,500	—
Other accrued liabilities	126,536	36,627
Total	$2,546,304	$639,877

8.	STOCK-BASED COMPENSATION

2017 Plan

The Company grants stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). All stock option awards granted to employees are valued at fair value by using either the Black-Scholes or Binomial Lattice option pricing models and expense is recognized on a straight-line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for employees and non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

During the nine months ended August 31, 2020, the Company granted options to purchase 4,342,500 shares of common stock to its employees and directors, of which 3,417,500 options vested immediately and 925,000 options will vest over three years. The Company recorded stock-based compensation expense for options granted to its employees and directors of $624,738 and $27,302 during the nine months ended August 31, 2020 and 2019, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $11,315 and $18,848 during the three months ended August 31, 2020 and 2019, respectively.

During the nine months ended August 31, 2020, the Company granted options to purchase 110,000 shares of common stock to non-employees (consultants), which vested immediately. The Company recorded stock-based compensation expense for options granted to non-employees of $19,244 and $0 during the nine months ended August 31, 2020 and 2019, respectively. The Company recorded no stock-based compensation expense for options granted to non-employees during the three months ended August 31, 2020 and 2019.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the nine months ended August 31, 2020 and 2019 were as follows:

Employee, Director and Non-Employee Options (Black-Scholes option pricing model)

	2020	2019
Risk free rate	0.00 – 1.68%	2.00%
Expected dividends	0%	0%
Expected volatility	131 - 144%	133%
Expected life	5 years	5 years
Market price of the Company’s common stock on date of grant	$0.19 – 1.36	$0.14
Exercise price	$0.19 – 1.38	$0.14

The following table summarizes option activity under the 2017 Plan during the nine months ended August 31, 2020:

	Stock	Weighted-Average Exercise Price Per Stock Option
	Options	CDN$	USD$
Outstanding, November 30, 2019	2,911,667	0.19	0.14
Granted	4,452,500	0.40	0.30
Expired	(212,500)	(0.28)	(0.21)
Exercised	(15,000)	(0.25)	(0.19)
Cancelled	—	—	—
Outstanding, August 31, 2020	7,136,667	0.31	0.24
Exercisable, August 31, 2020	5,137,667	0.36	0.27

Incentive Warrants

During the year ended November 30, 2019, the Company issued 750,000 warrants each to two consultants (the “Incentive Warrants”) to purchase common shares. The Incentive Warrants were issued outside of the 2017 Plan and became fully vested in December 2019. In July 2020, the Company’s Board approved and the Company entered into an agreement with one of the consultants to allow a cashless exercise of 750,000 warrants, resulting in the issuance of 683,190 common shares of the Company’s stock.

During the nine months ended August 31, 2020, the Company issued 150,000 warrants valued at $37,500 with an exercise price of $0.25 per warrant in exchange for services to a marketing consultant to purchase common shares. The warrants were issued outside of the 2017 Plan and were fully vested at issuance.

Stock-based compensation expense for the nine months ended August 31, 2020 and 2019 was $15,434 and $164,230, respectively. Stock-based compensation expense for the three months ended August 31, 2020 and 2019 was $0 and $22,395, respectively.

Incentive Warrants Valuation

The assumptions the Company used to determine the grant-date fair value of warrants granted to consultants during the nine months ended August 31, 2020 and 2019 were as follows:

(Black-Scholes option pricing model)

	2020	2019
Risk free rate	1.47%	2.00%
Expected dividends	0%	0%
Expected volatility	57%	149%
Expected life	1.1 years	3.0 years
Market price of the Company’s common stock on date of grant	$0.22	$0.16
Exercise price	$0.25	$0.16

Stock-Based Compensation Expense

Total stock-based compensation expense was $659,416 and $191,532 for the nine months ended August 31, 2020 and 2019, respectively. Total stock-based compensation expense was $11,315 and $41,243 for the three months ended August 31, 2020 and 2019, respectively. Total stock-based compensation expense was recorded in SG&A expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

 Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its then-outstanding Notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock (the “Exchange”). As the Exchange was accounted for as a debt extinguishment, the shares of Series A Preferred Stock were recorded at fair value of $11,591,623 (before reduction of $29,150 related to issue costs) based on a per share fair value of $8,333. The per share fair value was determined using the number of common stock shares in a conversion (33,333 = $5,000 original issue price divided by $0.15 conversion price) multiplied by the $0.25 market price of a share of common stock. See the Warrants section below and Note 15, “Convertible Notes Payable,” for additional information.

Each share of Series A Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Series A Preferred Stock as, when and if declared by the Board. As the Company will likely not pay the dividends in cash, and instead, the unpaid accrued dividends will be settled upon conversion to shares of common stock, the Company will record dividends distributable at the contractual dividend rate upon declaration. The dividends are cumulative and shall accrue starting from the April 8, 2020 issuance date. Dividends distributable of $274,388 at August 31, 2020, have not yet been declared by the Board.

Each share of Series A Preferred Stock is convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Series A Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to the Company’s common stock, including stock splits, stock dividends and similar transactions. Holders of Series A Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company based on their shares’ aggregate issue price and accrued and unpaid dividends. In the event of any liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock are entitled to $5,000 for each outstanding share of Series A Preferred Stock, plus all accrued but unpaid dividends prior to and in preference to any holders of common shares or preferred stock holders. If the Company's assets and funds to be distributed to the holders of the Series A Preferred Stock are insufficient to permit the payment of the aforementioned amounts, the entire assets and funds of the Company will be distributed ratably among the holders of the Series A Preferred Stock. Holders may convert their shares of Series A Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Series A Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Series A Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Series A Preferred Stock outstanding, the Company is required to obtain the consent of the holders of the Series A Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, the Company agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock in due course following the Exchange.

Warrants

Based on the Company’s stock price, provisions allowing for early termination of two issuances of outstanding warrants issued in connection with the Company’s 2017 financing were triggered on May 29, 2020 and June 1, 2020, respectively. On June 3, 2020, the Company notified holders of 572,354 warrants exercisable at $0.15 that it is exercising its early termination right and that the respective warrants would expire July 3, 2020. On June 8, 2020, the Company notified holders of 17,773,881 warrants exercisable at $0.18 that it is exercising its early termination right and that the respective warrants would expire on August 31, 2020. Between June 1, 2020 and August 31, 2020, all holders of these 18,346,235 warrants issued during the 2017 financing and outstanding as of June 1, 2020 exercised those warrants, generating approximately $3.3 million. An additional 992,614 warrants that were issued in connection with the Company’s 2018 and 2019 private placements and exercisable at $0.25 were also exercised during the three months ended August 31, 2020, raising approximately $0.2 million. In addition, in July 2020 a former consultant exercised 750,000 warrants exercisable at $0.155 pursuant to an agreement with the Company providing for cashless exercise of those warrants and resulting in the issuance of 683,190 shares of common stock.

Upon the April 2020 closing of the Exchange, in accordance with the security purchase agreements, as amended, pursuant to which the Notes were issued, the Company also issued 1,498,418 warrants (the “Warrants”) to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes. The Warrants are exercisable for one share of common stock at an exercise price of $0.25 per share on or before either October 22, 2023 (for Warrants issued for interest accrued on Notes issued in October 2019, April 2019 and May 2019 and related January 2020 Notes) or January 22, 2024 (for Warrants issued for interest accrued on Notes issued in July 2019 and September 2019 and related January 2020 Notes). As the transaction was accounted for as a debt extinguishment (See Note 15, “Convertible Notes Payable,” for additional information), the Warrants were recorded at fair value of $239,747 using a Monte Carlo simulation model.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. These warrants were issued on October 22, 2018, April 22, 2019, May 20, 2019, July 22, 2019, September 16, 2019 and January 15, 2020, see below for the initial terms of the warrants. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise. The Company recorded warrant inducement expense of $845,415 during the nine months ended August 31, 2020 in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, which represents the difference between fair value at the reduced price of $0.16 per warrant and fair value at the contractual price of $0.25. The fair values of the warrants at $0.16 and $0.25 were determined using a Monte Carlo simulation model.

During May 2020, a warrant holder exercised 117,925 warrants for 117,925 shares of common stock at an exercise price of $0.18 per warrant for proceeds of $21,227.

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

The following table summarizes warrant activity, which includes the incentive warrants, during the nine months ended August 31, 2020:

		Weighted-Average
	Number of	Exercise
	Warrants	Price
	Granted	$
Outstanding at November 30, 2019	45,787,219	0.22
Granted	2,146,836	0.25
Exercised	(40,185,881)	(0.21)
Outstanding at August 31, 2020	7,748,174	0.24
Exercisable at August 31, 2020	7,748,175	0.24

Shares to Be Issued

The Company has maintained the amount of $20,000 in shares to be issued within stockholders’ equity (deficit), which represents an obligation to issue shares to a former employee. The remaining shares are expected to be issued during the current fiscal year.

10.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $46,524 and $0 for royalties due to Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”) during the nine months ended August 31, 2020 and 2019, respectively. The Company expensed $34,024 and $0 for royalties due to Buys during the three months ended August 31, 2020 and 2019, respectively. The Company also recorded stock-based compensation expense of $12,681 during each of the nine months ended August 31, 2020 and 2019, respectively, related to stock options granted to Buys in 2018 to acquire 1,500,000 shares of common stock. Stock-based compensation expense was $4,227 during each of the three months ended August 31, 2020 and 2019, respectively.

The Company issued 3,866,810 shares of common stock with a value of $696,799 in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the nine months ended August 31, 2020. See Note 18, “Patent Rights,” for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,000 per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), President and, effective April 1, 2019, Chief Executive Officer (“CEO”) of the Company. This lease was terminated June 30, 2020. The Company expensed $16,960 and $16,200 for these items during the nine months ended August 31, 2020 and 2019, respectively. The Company expensed $0 and $4,282 for these items during the three months ended August 31, 2020 and 2019, respectively.

The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by Ganz beginning July 1, 2020. Monthly sublease payments will be equal to 15% of Byrna’s operating costs. No sublease income was recognized during the three and nine months ended August 31, 2020.

11.	LEASES

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

The Company has operating leases for real estate in the United States and South Africa, and does not have any finance leases.

 In 2019, the Company had entered into a real estate lease for office space in Wilmington/Andover, Massachusetts. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $210,490. Amounts paid in excess of the allowance are considered fixed lease payments, and the right-of-use asset and the corresponding operating lease liability are increased by the present value of such payments. As of August 31, 2020, $119,344 has been paid in excess of the allowance. The lease expiration date is August 31, 2026. The base rent is $114,180 per year, subject to an annual upward adjustment. The lease commencement date, for accounting purposes, was reached in April 2020 when the Company was granted access to the premises and therefore the lease is included in the Company’s operating lease right-of-use asset and operating lease liabilities as of August 31, 2020.

During July 2020, the Company entered into a lease for warehouse space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is $7,740 per month.

Certain of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company’s balance sheets are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain to not exercise.

As of August 31, 2020, right-of-use assets of $1,220,725, current lease liabilities of $227,272, and non-current lease liabilities of $866,365 are reflected in the accompanying Condensed Consolidated Balance Sheets. The elements of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020
Lease Cost:
Operating lease cost	$63,066	$109,708
Short-term lease cost	7,368	17,192
Variable lease cost	—	8,696
Total lease cost	$70,434	$135,596

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities		$231,336
Operating lease liabilities arising from obtaining right-of-use assets		$1,292,594

Operating Leases:
Weighted-average remaining lease term (in years)		5.2 years
Weighted-average discount rate		8.3%
Future lease payments under non-cancelable operating leases as of August 31, 2020 are as follows:

Fiscal Year Ended November 30,
2020 (three months)	$74,065
2021	308,448
2022	239,221
2023	213,859
2024	216,866
Thereafter	286,290
Total lease payments	1,338,749
Less: imputed interest	(245,112)
Total lease liabilities	$1,093,637

ASC 840 Comparative Disclosures
The Company had the following lease commitments by fiscal year at November 30, 2019:

Location	2020	2021	2022	2023	2024	2025 and beyond
Wilmington/Andover, MA	$24,987	$115,371	$117,972	$120,979	$123,986	$300,660
Fort Wayne, IN	30,357	30,585	7,646	—	—	—
South Africa*	13,098	2,217	—	—	—	—
Total	$68,442	$148,173	$125,618	$120,979	$123,986	$300,660
(*USD based on November 30, 2019 exchange rate)

The above lease commitments reflect annual escalation.

12.	COMMITMENTS AND CONTINGENCIES

Employment-Related Commitments

On September 4, 2020, the Company’s Board of Directors (the “Board”) approved entry into an employment agreement with Ganz to continue to serve as the Chief Executive Officer of the Company (the “Employment Agreement”). The Employment Agreement, which is subject to approval of the Company’s stockholders, is to be effective as of August 31, 2020 (the “Effective Date”) and has a term of three (3) years from the Effective Date, unless terminated earlier pursuant to the terms of the Employment Agreement. Upon approval of the Employment Agreement, Ganz’ base salary will be effective retroactively from June 1, 2020; the difference of $52,500 between the base salary and prior salary over the period from June 1, 2020 to August 31, 2020 is to be paid by the end of the fiscal year. In addition, subject to compliance with applicable law and such approvals as may be required by the exchanges on which the Company’s common stock is listed at the time of the grant, Ganz will be granted 9,000,000 restricted stock unit awards (“RSUs”). The RSUs shall have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $2.00 on a 20-day volume weighted average closing price (“VWAP”), the second one-third of the RSUs will be triggered when the Company’s stock trades above $3.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $4.00 on a 20-day VWAP and (2) Ganz must remain employed by the Company for three years from the Effective Date for the RSUs to vest.

Effective August 31, 2020, the Board appointed a new Chief Financial Officer who is expected to receive a grant of 600,000 RSUs, as part of an omnibus employee compensation plan expected to be approved at the Company’s November 2020 Annual Shareholders’ Meeting, that will vest based upon his time at the Company and the Company’s stock price appreciation.

In 2018, the Company entered into consulting agreements (the “Consulting Agreements”) with two consultants pursuant to which each was paid $7,500 per month, which increased to $10,000 per month subsequent to the month the Company commenced shipping the Byrna® HD product to customers. In addition, the Company issued to each consultant 750,000 Incentive Warrants to purchase common shares of the Company at a strike price equal to the average trading price of the Company on the OTCQB during the 20 business days preceding such approval. The Incentive Warrants vested 50% upon issuance and balance upon the completion of the service term on December 31, 2019. The Incentive Warrants have a three-year life. See Note 8, “Stock-Based Compensation.”

Legal Proceedings

In the ordinary course of our business, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company does not believe it is currently a party to any pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows.

13.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company executed a manufacturing agreement with Roboro effective December 1, 2019 (binding agreement July 2019), whereby Roboro is its exclusive manufacturer in South Africa of various products including the Byrna® HD. Roboro’s manufacturing activities include plastic molding component production and assembly, dispatch and other services. The contract term is through November 30, 2021 with two-year renewal terms. Effective May 5, 2020, the Company acquired 100% of the outstanding common shares of Roboro for $500,000. See Note 6, “Acquisition,” for additional information. Purchases from Roboro were approximately $102,000 from December 1, 2019 up until the acquisition date. Purchases from Roboro were approximately $25,000 during the three and nine months ended August 31, 2019, respectively.

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP manufacturer in August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then- current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $125,127 and $25,420 during the nine months ended August 31, 2020 and 2019, respectively. Purchases from the BIP manufacturer were $54,000 and $25,420 during the three months ended August 31, 2020 and 2019, respectively.

The Company entered a License and Supply Agreement with Safariland, LLC (“Safariland”) on May 1, 2017. This agreement provides the Company to license and sell only to Safariland certain BIP standard payloads for integration with and production of Safariland’s Defense Technology brand less-lethal impact munitions to be sold in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least 90 days prior to the end of the then-current term. The Company recognized revenues from sales to Safariland of $5,950 and $24,850 during the three and nine months ended August 31, 2020, respectively. There were no revenues from Safariland during the three and nine months ended August 31, 2019.

14.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three and nine months ended August 31, 2020 and 2019, respectively, by geographic region.

Revenue:
Three Months Ended	US	Canada	South Africa	Total
August 31, 2020	$3,707,066	$—	$491,091	$4,198,157
August 31, 2019	204,106	118	102,877	307,101

Nine Months Ended	US	Canada	South Africa	Total
August 31, 2020	$5,027,784	$—	$509,357	$5,537,141
August 31, 2019	255,556	36,202	132,219	423,977

15.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net (current) aggregated $0 and $2,758,578 at August 31, 2020 and November 30, 2019, respectively. Convertible notes payable (noncurrent) aggregated $0 and $1,874,972 at August 31, 2020 and November 30, 2019, respectively. Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding Notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock. As the debt was convertible to shares of common stock, whereas shares of Series A Preferred Stock were issued, the Company evaluated Accounting Standards Codification (“ASC”) 405-20, Extinguishments of Liabilities. Pursuant to ASC 405-20-40-1, a liability has been extinguished if either of the following conditions is met (a) the debtor pays the creditor and is relieved of its obligation for the liability and (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. As both conditions were met, the transaction was accounted for as a debt extinguishment and the Company recorded a $6,026,657 loss on extinguishment of debt which represented the difference between:

(i)  the carrying value of the notes, net of unamortized discounts, of $5,430,082 plus accrued interest of $374,631; and

(ii) the fair value of the consideration transferred (Series A Preferred Stock and Warrants) of $11,831,370. See Note 9, “Stockholders Equity (Deficit),” for additional information.

At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, the Company also issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes. See Note 9, “Stockholders’ Equity (Deficit),” for additional information.

April/May 2019 Notes

The Company has no outstanding $Nil of convertible notes, net of debt discounts, originally due April 15, 2020 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 72.35% during the nine months ended August 31, 2020.

October 2018 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due April 15, 2020 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 50.54% during the nine months ended August 31, 2020.

September 2019 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due June 30, 2021 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 47.40% during the nine months ended August 31, 2020.

July 2019 Notes

The Company has outstanding $Nil of convertible notes, net of debt discounts, originally due June 30, 2021 which accrued interest at a rate of 10%. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 45.79% during the nine months ended August 31, 2020.

See Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion of the Company’s convertible notes payable.

16.	NOTES PAYABLE

The Company applied for and received $190,300 of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the CARES Act as administered by the U.S. Small Business Administration. The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. The Company is using the proceeds from the PPP loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of eighteen months, beginning November 2020 with a final installment in April 2022.

As of August 31, 2020, the current and long-term portion of the loan were $105,722 and $84,578, respectively.

As part of the Roboro acquisition, the Company assumed a loan payable to a former director of Roboro which is payable within four months of the May 5, 2020 acquisition date and accrued interest at a rate of 7.00%. The loan had a fair value of $122,548 (2,261,564 South African rand) at the acquisition date. The balance at August 31, 2020 was $26,871. Interest expense for three and nine months ended August 31, 2020 was less than $600.

 The below table summarizes maturities of the Company’s debt at August 31, 2020:

Fiscal Year Ended November 30,
2020 (three months)	$37,443
2021	126,867
2022	52,861
Total	$217,171

17.	INVENTORY

The following table summarizes inventory as of August 31, 2020 and November 30, 2019, respectively.

	August 31, 2020	November 30, 2019
Raw materials	$2,000,536	$449,767
Work in process	89,358	32,098
Finished goods	971,360	477,883
Total	$3,061,254	$959,748

Inventory at August 31, 2020, primarily relates to the Byrna® HD Personal Security Device.

18.	PATENT RIGHTS

On April 13, 2018, the Company entered into a purchase and sale agreement with Buys, its CTO, pursuant to which the Company agreed to purchase the Buys Portfolio, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $776,799, consisting of the Second Payment of $696,799 through the issuance of 3,866,810 shares of common stock and Final Payment of $80,000 in cash. The Final Payment was paid during the quarter ended May 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years. The Company amortized $48,655 and $3,666 in amortization expense during the nine months ended August 31, 2020 and 2019, respectively. The Company recognized $16,218 and $1,833 in amortization expense during the three months ended August 31, 2020 and 2019, respectively. The Company did not recognize any impairment losses during the three and nine months ended August 31, 2020 and 2019, respectively.

Pursuant to the amended agreement related to the Final Payment to Buys for the Buys Portfolio, the Company is committed to a minimum royalty payment of $25,000 per year. Royalties on CO2 pistols are to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon a net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by .1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate will begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

19.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets as of August 31, 2020 and November 30, 2019, respectively.

	August 31, 2020	November 30, 2019
VAT receivables	$545,029	$147,457
Advance payment for inventory	1,230,293	7,470
Prepaid legal fees	37,736	55,862
Prepaid insurance	47,843	—
Security deposit – MA lease	—	92,000
Other	269,544	74,516
Total	$2,130,445	$377,305

20.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)     Currency Risk

The Company held its cash balances within banks in Canada in both U.S. dollars and Canadian dollars, with banks in the U.S. in U.S. dollars, and with banks in South Africa in U.S. dollars and South African rand. The Company’s operations are conducted in the U.S. and South Africa. The value of the South African rand against the U.S. dollar may fluctuate with the changes in economic conditions.

During the nine months ended August 31, 2020, in comparison to the prior year period, the U.S. dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment gain of $20,156 and $116,084 primarily related to the South African rand during the three and nine months ended August 31, 2020, respectively. The Company recorded a translation adjustment loss of $52,089 and $80,208 related to the South African rand during the three and nine months ended August 31, 2019, respectively.

The Company’s South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the U.S. dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the U.S. exchange rate, the impact on the loss and stockholders’ equity (deficit) is not material.

ii)     Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains cash with high credit quality financial institutions located in the U.S. and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the U.S. in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

21.	RECENT ACCOUNTING GUIDANCE

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

 Accounting Guidance Issued But Not Adopted as of August 31, 2020

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

In 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in the first quarter of fiscal 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in the first quarter of 2024. Early adoption is permitted. The Company will apply this update upon adoption.

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

22.	EARNINGS PER SHARE

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

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2020	2019	2020	2019
Series A Preferred Stock	46,366,490	—	46,366,490	—
Warrants	7,748,174	45,787,219	7,748,174	45,787,219
Stock Options	7,136,667	2,911,667	7,136,667	2,911,667
Total	61,251,331	48,698,886	61,251,331	48,698,886

23.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. The following table summarizes cost and accumulated depreciation as of August 31, 2020 and November 30, 2019, respectively.

	August 31, 2020	November 30, 2019
Computer equipment and software	$153,020	$116,348
Furniture and fixtures	314,492	20,998
Leasehold improvements	126,874	26,471
Molds	1,076,308	507,347
	1,670,694	671,164
Less: accumulated depreciation	461,966	349,876
	1,208,728	321,288
Construction in progress	588,955	—
Total	$1,797,683	$321,288

The Company recognized $104,320 and $24,869 in depreciation expense during the nine months ended August 31, 2020 and 2019, respectively. The Company recognized $58,999 and $7,848 in depreciation expense during the three months ended August 31, 2020 and 2019, respectively.

At November 31, 2019, the Company deposited $196,921 with vendors primarily for supply of molds and equipment where the vendors have not completed the supply of these assets.

24.	SUBSEQUENT EVENTS

The Company evaluated its August 31, 2020 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements, other than those already disclosed in the preceding notes.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

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

Our business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, and private security markets; and (2) to provide civilians – including those whose work or daily activities may put them at risk of being a victim – with easy access to an effective, non-lethal way to protect themselves and their loved ones from threats to their person or property.

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

RESULTS OF OPERATIONS

We continue to be significantly impacted in a number of ways by the COVID-19 pandemic and related economic conditions and we believe our business also has been impacted by recent events including the public outcry over the tragic death of George Floyd. The general level of apprehension among the population as a whole has led many people to seek means of protecting themselves and their families. This general uneasiness has driven a run on guns and ammunition as well as increased demand for non-lethal weapons such as the Byrna® HD. The government mandated lock down orders, business disruptions due to outbreaks, and shelter in place requirements have significantly disrupted the Company’s supply chain and temporarily stopped production and delayed shipments of the Byrna® HD during the Company’s second and third quarters. While production resumed in late March 2020 after our manufacturing facility was deemed an “essential business,” and our supply chain is functioning currently, we cannot predict the extent of supply, production, and distribution disruption that may result from the ongoing pandemic or whether the increased demand we are seeing will continue. Nor can we predict the potential impact on our employees, day-to-day operations and key members of management.

In order to reduce our dependence on third parties for production and our vulnerability to delays in shipments of finished goods to the Fort Wayne, Indiana distribution center, we purchased our supplier Roboro Industries Pty LTD (“Roboro”) and signed a new lease for an additional approximately 14,000 square feet in Fort Wayne, Indiana to expand its manufacturing and distribution capabilities. Effective May 5, 2020, we acquired 100% of the outstanding common shares of Roboro for $500,000, subject to working capital adjustments and unpaid transaction expenses. As a result of this stock acquisition, we also assumed payment of Roboro’s outstanding debt of rand 1,809,251 (approximately USD $98,000) plus accrued interest for March and April 2020. Concurrently with this stock acquisition, Roboro’s selling shareholders agreed to purchase 1,388,889 shares of our common stock at $0.36 per share for total consideration cash consideration of $500,000. The shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. As the Company’s common stock price was $0.40 on the effective date of the Roboro acquisition, the fair value of the common stock issued to the sellers was $555,556. The total purchase price of $557,566 includes unpaid transaction fees of $2,010.

Three months ended August 31, 2020 as compared to three months ended August 31, 2019:

 Net Revenue

 Revenues were $4,198,157 in the third quarter of 2020 which represents an increase of $3,891,056 or 1,267% as compared to the prior year period revenues of $307,101. This increase was due to sales of our recently introduced product, the Byrna® HD and driven by a growing market awareness of the product.

Cost of Goods Sold

Cost of goods sold was $2,068,623 in the third quarter of 2020 compared to $247,679 in the prior year period. This $1,820,944 increase is primarily due to the increase in related sales volume and also to the costs associated with the manufacture and corresponding sales of the Byrna® HD and related products.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $2,129,534 in the third quarter of 2020, or 51% of net revenue as compared to $59,422, or 19% of net revenue in the prior year period. The increase in gross profit is due to the increase in sales volume of Byrna® HD products.

Operating Expenses/Loss from Operations

Operating expenses were $2,695,892 in the third quarter of 2020, which represents an increase of $1,930,317 or 252% as compared to the prior year period operating expenses of $765,575. This increase was driven by the rapid growth in revenue and the sales, general and administrative structure necessary to manage it including: approximately $220,000 increase in accounting and auditing fees, approximately $502,000 increase in marketing expenses related to the Byrna® HD products, approximately $336,000 of bank fees related to sales transaction processing and approximately $558,000 increase in payroll and related expenses related to the ramp up of infrastructure and Byrna® HD production.

This increase in operating expenses, was partially offset by the increase in gross profit, resulting in a reduction of $139,795 in loss from operations, from $(706,153) in the third quarter of 2019 to $(556,358) in the third quarter of 2020.

Income Tax Provision

The Company’s provision for income taxes was $0 in each of the quarters ended August 31, 2020 and 2019. Refer to the Income Tax Provision section within the nine months ended August 31, 2020 as compared to nine months ended August 31, 2019 discussion for additional information.

Other (Expense) Income

Accretion of debt discounts, interest expense and change in fair value of derivative liabilities was $0 during the three months ended August 31, 2020. Refer below within the nine months ended August 31, 2020 as compared to nine months ended August 31, 2019 discussion for additional information.

 Nine months ended August 31, 2020 as compared to nine months ended August 31, 2019:

Net Revenue

Revenues were $5,537,141 for the nine months ended August 31, 2020 which represents an increase of $5,113,164 or more than 1000% as compared to the prior year period revenues of $423,977. This increase was driven by revenues from the Byrna® HD which had only recently begun shipping in the period ended August 31, 2019, and a growing market awareness of and demand for our product during the period ended August 31, 2020.

Cost of Goods Sold

Cost of goods sold was $2,925,580 for the nine months ended August 31, 2020 compared to $328,512 in the prior year period. This increase of $2,597,068 is primarily due to costs associated with the manufacture and corresponding sales of the Byrna® HD and related products.

Gross Profit

Gross profit was $2,611,561 during the nine months ended August 31, 2020, or 47% of net revenue. Gross profit in the prior year period was $95,465 or 23% of net revenue. The increase in gross profit is due to the increase in sales volume of Byrna® HD products.

Operating Expenses/Loss from Operations

Operating expenses were $5,663,127 during the nine months ended August 31, 2020, which represents an increase of $3,065,725 or 118% as compared to the prior year period operating expenses of $2,597,402. This increase was driven by the rapid growth in revenue and the sales, general and administrative structure necessary to manage it including: approximately $526,000 increase in accounting and auditing fees, approximately $490,000 increase in marketing expenses related to the Byrna® HD products, approximately $371,000 of bank fees related to sales transaction processing, approximately $490,000 increase in stock compensation expense and approximately $812,000 increase in payroll and related expenses in connection with the ramp up of infrastructure and Byrna® HD production. This increase in operating expenses, partially offset by the increase in gross profit, was the primary reason for the $549,629 or 22% increase in loss from operations, from $(2,501,937) in the first nine months of 2019 to $(3,051,566) in the first nine months of 2020.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts increased $82,884 in the nine months ended August 31, 2020 to $755,401 from $672,517 in the prior year period. Interest expense decreased $23,903, to $233,095 in the nine months ended August 31, 2020 from $256,998 in the prior year period due to the April 2019 through September 2019 capital raises. These increases were driven by the 2019 financings that occurred in April-September 2019, partially offset by the April 8, 2020 exchange of an aggregate of approximately $6.95 million of our outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Preferred Stock”), resulting in the write-off of all unamortized debt discounts and a decrease in interest expense. See Note 15, “Convertible Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6,026,654 and $0 during the nine months ended August 31, 2020 and 2019, respectively and relates to the debt exchanged for preferred stock discussed above. See Note 15, “Convertible Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Warrant Inducement Expense

Warrant inducement expense was $845,415 and $0 during the nine months ended August 31, 2020 and 2019, respectively and relates to the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price. See Note 9, “Stockholders’ Equity (Deficit),” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased $742,106 to $0 during the nine months ended August 31, 2020 from a $742,106 gain in the prior year period. The amount recognized in the prior year period consists of (i) $521,359 related to the Canadian debentures which were repaid on May 31, 2019, and (ii) $220,747 associated with the October 2018 Notes which the Company re-evaluated in the fourth quarter of 2019 and determined they did not contain any embedded terms or features that require classification as derivatives. See Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion.

Income Tax Provision

The Company’s provision for income taxes was $0 during the nine months ended August 31, 2020 and 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and restricted cash as of August 31, 2020 was $11,883,354, an increase of $10,709,454 from the amount as of November 30, 2019 of $1,173,900. Approximately $7.1 million of the cash on hand is restricted, the majority due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards or PayPal. Based on current production capacity in South Africa and at the new manufacturing facility in Fort Wayne, which began manufacturing Byrna HD launchers late last month, management expects the fulfillment of backorders to substantially reduce restrictions on use of cash on hand during the current period.

As of August 31, 2020, approximately $356,000 of cash was held by our international subsidiaries. Our intent is to reinvest indefinitely substantially all our earnings in our foreign subsidiaries outside of the US. However, if we decide to repatriate these earnings to the US, we may be required to accrue and pay additional taxes, including any applicable foreign withholding tax and US state income taxes. It is not practicable to estimate the amount of tax that may be due if these earnings were repatriated due to the complexity associated with the hypothetical calculation.

The Company has incurred a cumulative loss of approximately $48.6 million from inception through August 31, 2020. The Company has funded operations through the issuance of common stock, preferred stock, warrants, and convertible notes payable. The Company generates revenue from operations and still faces the risk that it may incur significant losses before the Company’s revenues can sustain its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. Management’s plans to continue operations include increasing its production capacity to convert orders to sales and meet growing demand, seeking to expand sales of the Byrna® HD in new marketing channels domestically and internationally, offering new products to drive revenue increases in the way that the April 2019 commencement of Byrna® HD sales drove the fiscal 2019 revenue increase.

Management believes that the events underlying its current liquidity demonstrate substantial progress towards alleviating doubt as to the Company’s ability to continue as a going concern and that substantial doubt may be removed by the end of the current fiscal year. After careful analysis of all relevant positive and negative factors however, including the Company’s historic operating losses, failure to generate a profit to date, past production interruptions, absence of a history of successful product manufacture at the level needed to become profitable, and the significant risks to its supply chain and production currently presented by the COVID-19 pandemic, Management has concluded that there continues to be substantial doubt as to the Company’s ability to continue as a going concern as of the filing date of these financial statements. See Note 2, “Nature of Operations and Going Concern,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Operating Activities

Cash provided by operating activities was $4,784,054 during the nine months ended August 31, 2020 compared to $(2,244,482) during the prior year period, an increase of $7,028,536. Net loss was $(10,912,131) and $(2,689,346) for the nine months ended August 31, 2020. Significant changes in working capital and noncash activity, are as follows:

Accounts Receivable: Accounts receivable increased $196,226 to $617,586 during the nine months ended August 31, 2020 compared to ($97,072) in the prior year period. The fiscal 2020 accounts receivable increase relates to sales of the new Byrna® HD to several large distributors in conjunction with the fourth quarter 2019 launch of our official dealer program for the new product.

Deferred Revenue: Deferred revenue increased $9,266,393 during the nine months ended August 31, 2020 compared to $13,320 in the prior year period. This increase relates to unfulfilled e-commerce orders at August 31, 2020 which are expected to be filled in the fourth quarter of 2020.

Inventory: Inventory increased $2,266,709 to $3,061,254 during the nine months ended August 31, 2020 compared to ($559,197) in the prior year period. The levels of component inventory maintained were increased during the current year period to fulfill orders of the Byrna® HD, ensure adequate parts inventory to meet increasing sales projections of the new product and to ensure that inventory of custom-made parts and those with long lead times are adequate.

Accounts Payable: The production of Byrna® HD and increased activity in South Africa as well as maintaining legal and regulatory infrastructure led to higher payables to component suppliers, outside attorneys and accountants during the nine months ended August 31, 2020 as compared to the prior year period.

Noncash Activity: Our non-cash activity primarily consisted of $755,401 accretion of debt discounts during the nine months ended August 31, 2020 as compared to $672,517 in the prior year period; $118,750 issuances of common shares for services during the nine months ended August 31, 2020 as compared to $314,339 in the prior year period; $659,416 stock-based compensation expense during the nine months ended August 31, 2020 as compared to $191,532 in the prior year period; and $6,026,654 loss on extinguishment of debt, $845,415 warrant inducement expense, $77,022 operating lease costs, $48,655 amortization of patent rights and $43,200 common shares to be issued for services during the nine months ended August 31, 2020.

Investing Activities

Cash used in investing activities was $1,591,822 during the nine months ended August 31, 2020 as compared to $207,677 in the prior year period. Purchases of property and equipment of $1,022,970 during the nine months ended August 31, 2020 as compared to $207,677 in the prior year period, were for furniture for the new MA lease and production equipment in South Africa, including molds and tooling. The Company paid $80,000 in connection with patent rights during the nine months ended August 31, 2020. In addition, the Company paid $488,852, net of cash acquired in connection with the Roboro acquisition.

Financing Activities

Cash provided by financing activities was $7,333,514 during the nine months ended August 31, 2020 as compared to cash provided by financing activities of $3,214,335 in the prior year period, and included $6,751,282 proceeds from warrant exercises, $500,000 received from Roboro’s sellers for 1,388,889 shares of our common stock and $190,300 proceeds from the Paycheck Protection Program loan. In addition, the Company repaid $110,918 on a note payable related to the Roboro acquisition. Our capital structure was as follows:

	August 31, 2020	November 30, 2019
Convertible notes payable, net (current)	$—	$2,758,578
Notes payable (current)	132,593	—
Convertible notes payable, noncurrent	—	1,874,972
Notes payable, noncurrent	84,578	—
Stockholders’ equity (deficit)	8,778,918	(1,983,993)

See Note 15, “Convertible Notes Payable,” and Note 16, “Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the debt obligations.

The Company did not have any financial or non-financial covenants under its financing arrangements as of August 31, 2020.

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

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all our outstanding October 2018 Notes, April/May 2019 Notes, July 2019 Notes and September 2019 Notes (collectively the “Notes”), representing principal and accrued interest, for 1,391 shares Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Company no longer has any outstanding convertible notes payable. At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the Notes were issued, the Company also issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 (US dollars) of unpaid interest accrued on the Notes.

Each share of Series A Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Series A Preferred Stock as, when and if declared by our Board of Directors. As the Company will likely not pay the dividends in cash, and instead, the unpaid dividends will be settled upon conversion to shares of common stock, the Company will record dividends distributable at the contractual dividend rate upon declaration. The dividends are cumulative and shall accrue starting from the April 8, 2020 issuance date. Dividends distributable of $274,388 at August 31, 2020, have not yet been declared by the Board.

Each share of Series A Preferred Stock is convertible into such number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Series A Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to our common stock, including stock splits, stock dividends and similar transactions. Holders of Series A Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Corporation based on their shares’ aggregate issue price and accrued and unpaid dividends. In the event of any liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock are entitled to $5,000 for each outstanding share of Series A Preferred Stock, plus all accrued but unpaid dividends prior to and in preference to any holders of common shares or preferred stock holders. If the Company's assets and funds to be distributed to the holders of the Series A Preferred Stock are insufficient to permit the payment of the aforementioned amounts, the entire assets and funds of the Company will be distributed ratably among the holders of the Series A Preferred Stock. Holders may convert their shares of Series A Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Series A Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Series A Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Series A Preferred Stock outstanding, the Company is required to obtain the consent of the holders of the Series A Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, the Company agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock in due course following the exchange.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 21, “Recent Accounting Guidance,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 3, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019. The Company adopted, effective the first quarter of 2020, accounting guidance related to the accounting for leases. See accounting policy below, Note 21, “Recent Accounting Guidance,” and Note 11, “Leases,” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for further discussion. During the nine months ended August 31, 2020, there were no significant changes to the Company’s critical accounting policies from those described in our Annual Report on Form 10-K for the year ended November 30, 2019, except for the item mentioned above.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of its disclosure controls and procedures as of August 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of August 31, 2020, the Company’s disclosure controls and procedures were not effective.

The material weakness in internal control over financial reporting resulted from (a) small accounting department where segregation of duties cannot be completely accomplished at this stage in the Company’s corporate lifecycle, (b) employee turnover and new personnel processing financial information, and (c) not having adequate personnel to evaluate the accounting for complex, non-routine transactions which resulted in an error in the accounting for the Company’s 2018 convertible notes as described in Note 15, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion. To remediate the material weakness described above, the Company has initiated compensating controls in the near term and are enhancing and have designed and implemented, or expect to implement, measures that the Company believes address or will address these control weaknesses. These measures include hiring qualified accounting personnel with expertise to perform specific functions, hiring financial consultants, and ongoing senior management review and audit committee oversight. The Company has recently hired a new Chief Financial Officer who joined the Company effective August 31, 2020. The Company expects to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial except for the hiring of the Company’s new Chief Financial Officer, as described above.

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

Byrna Technologies Inc.

Date: October 9, 2020		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 9, 2020		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)