Form 10-K
period 2020-11-30
Byrna Technologies Inc.
filed 2021-02-26
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

OR

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 29, 2020) was approximately $126,299,568 based upon a share valuation of $0.43 per share.

As of February 23, 2021, the Company had 149,201,088 issued and outstanding shares of common stock.

Documents incorporated by reference: None

EXPLANATORY NOTE

Byrna Technologies Inc. is a voluntary filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is therefore not subject to, or required to file reports pursuant to, Section 13 or Section 15(d) of the Exchange Act.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

References in this Report to the “Company,” “we,” “us,” or “our” refer to Byrna Technologies Inc. (formerly known as Security Devices International, Inc.) unless the context clearly requires otherwise.

TRADEMARK NOTICE

Byrna® is a registered trademark of Byrna Technologies Inc. in the United States. This Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. All other brand names, trademarks, trade names and service marks appearing in this Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

ITEM 1. BUSINESS

Overview

We are a less-lethal defense technology company, specializing in innovative next generation solutions for security situations that do not require the use of lethal force. Our mantra is “Live Safe,” and our core mission is to empower people to actively embrace life. We fulfill our mission by developing easy to use self-defense tools that allow people to live safely and by developing non-lethal alternatives to firearms and lethal munitions for law enforcement that can put a stop to unnecessary loss of human lives and facilitate trust between law enforcement and the communities they serve. We have two main product lines: (i) our Byrna® line of handheld personal security devices for use by civilians and private security without the need for a background check or firearms license and (ii) our legacy less-lethal SDI® branded munitions line for 40MM rifled launchers utilized by law enforcement, correctional services and military markets.

Our primary focus is our Byrna line of products, launched in 2019, which we sell directly to U.S. consumers through our Byrna® e-commerce site, as well as to dealers and distributors primarily in the United States and South Africa. The core product in the Byrna line is the Byrna HD, a compact, ergonomically designed, handheld personal security device with the size and form factor of a compact handgun. It is easy to use, has virtually no recoil, and is designed to fire accurately with an effective range of 60 feet. The Byrna HD utilizes several of our proprietary patents and more than 60 custom designed parts. It comes with multiple easily reloadable magazines that can hold five .68 caliber rounds, including highly effective chemical irritant projectiles designed to burn an assailant’s eyes and affect the respiratory system upon contact, impact projectiles that can be used for self-defense or training, and inert rounds for training. The Byrna HD is fitted with a picatinny rail that allows owners to mount accessories, including laser sights and or flashlights, so that even novices can fire with a high degree of accuracy. It is designed to provide a less-lethal and highly effective alternative to a firearm, effective at a much safer stand-off distance than pepper spray or stun guns. A kinetic version of our base Byrna HD kit, which does not come with chemical irritant projectiles, is available for self-defense in states and municipalities that prohibit chemical irritant projectiles.

The flagship product in our less lethal munitions line is the SDI® branded BIP®, a blunt impact kinetic energy round designed for 40mm rifled launchers used in the law enforcement, correctional services and military markets. The BIP’s patented technology involves an internal energy absorption system, as well as a collapsible nose which “mushrooms” upon impact. The technology spreads the effect of the BIP’s impact over a larger surface area than competing products, affecting more sensory nerves and increasing perceived pain. At the same time, it absorbs a portion of the kinetic energy reducing the risk of serious injury. The BIP is also highly accurate through its design’s utilization of ballistic technologies that allow for consistent in-flight stability throughout an almost flat trajectory. Our BIP rounds have repeatedly shown effectiveness and reliability at ranges up to 164 feet (50 meters).

Strategic Focus and Products

We believe that the Byrna HD fills a perceived need in both the civilian and professional markets. It provides ordinary civilians - homeowners and renters, RV owners and campers, truckers, real estate agents, parents and grandparents, and anyone whose day-to-day travels expose them to the threat of a would be assailant with an effective less-lethal tool to reduce their exposure to risk and help ensure the safety of their person, property and loved ones. It also provides corrections officers, peace officers, and private security professionals, including those not licensed to carry a firearm, with an effective, less-lethal option in their arsenals. Moreover, though not initially designed for or marketed to law enforcement, the Byrna HD has attracted interest from both domestic and international law enforcement. As a result, the Company recently began selling the Byrna HD to law enforcement officers and has developed a training program for law enforcement on use of the Byrna HD. We are in the process of designing Byrna launchers specifically designed to meet law enforcement needs, as well as a number of other planned enhancements and next gen products.

We believe that the market response to the Byrna HD supports management’s belief in the product and the less-lethal market. Beginning in June 2020, demand has exceeded supply. A challenge going forward is sourcing ammunition and accessories, as our suppliers of those products have not been able to meet our customers’ increased demands. See “Marketing and Sales” and “Backlog,” below for additional information.

We believe the BIP® is among the best 40mm kinetic energy impact rounds currently on the market. However, in 2017 we concluded that the customer acquisition cost associated with selling the 40mm projectiles was uneconomical due to the extremely fragmented nature of the law enforcement market in the United States, the expense of performing required live fire demonstrations, and perceived resistance to changing suppliers or products. As a result, we have not devoted significant resources to the sale and marketing of the 40MM projectiles over the last several years, focusing our resources instead on the development and launch of the Byrna line. During this period, we continued to manufacture and sell BIP rounds to existing and new customers who contact us through our website.

Marketing and Sales

Through late 2019, our efforts to create brand awareness and market our Byrna line of products to customers were limited as we worked to improve the product and the production process. In early fiscal 2020, we began to test various promotional specials, ran banner ads, and sought to direct traffic to our e-commerce store through the use of social influencers, blogs, and other digital marketing tools. At the end of February 2020, we hired a director of sales and marketing who expanded our use of digital marketing tools, implemented a nationwide reseller and distribution network of brick and mortar outlets, and engaged third-party marketing firms to market our products to industry leading companies in the firearms, outdoor and sporting goods channels. We also hired an executive vice president of international sales and marketing responsible for the development of global sales and the creation of a global distribution network for the Byrna HD. Plans to market our Byrna line of products at trade shows, conventions, state fairs and other live events were put on hold due to the pandemic, but our e-commerce store traffic and sales have grown during this period in keeping with the trend towards online shopping.

In June 2020 the Byrna HD was featured on a national news program. This increased our brand recognition, which we believe led to a substantial increase in orders and of web traffic to our e-commerce store. This increased demand, coupled with pandemic related disruptions to Byrna’s supply chain and a severe reduction in commercial air traffic which hampered our ability to ship finished product from our manufacturing facility in South Africa to our U.S. distribution center resulted in a significant backlog of orders during the third quarter, which persisted through the end of the fiscal year. See “Backlog,” below. In order to catch up with the backlog and focus on production and customer satisfaction, we paused all marketing efforts through the end of the fiscal year (and into the beginning of the first quarter of fiscal 2021). We hired a Chief Supply Chain Officer and dramatically expanded our roster of vendors. In September of 2020 the Company opened a second manufacturing facility in Ft. Wayne Indiana. As a result of these efforts, the Company was able to increase production from 100 units a day to more than 850 units a day. The Company continues to explore other ways to address the ongoing interruptions to the supply chain, particularly for third party manufactured accessories and ammunitions. We are focused on controlling and mitigating the effects of disruptions to our operations caused by the worldwide pandemic, while prioritizing the health and safety of our workforce.

Subsequent to the fiscal year ended November 30, 2020, we have divided the sales and marketing roles and hired a new Chief Marketing Officer with extensive experience in digital advertising and product promotion to analyze our historic sales and marketing data and develop a comprehensive state of the art marketing program. During 2020, the Company hired R.J. Boatman as Chief Governmental Affairs Officer. Mr. Boatman, who was co-developer and former Operations Director of the nation’s first Center for Safe and Secure Schools at the Harris County Department of Education and the former Executive Director of the Texas Safe Schools Alliance, is developing a program to address school safety using the Byrna Personal Security Device. While management is excited about the potential growth in sales that may be achieved through these new marketing initiatives, we cannot make any projections of the likelihood of its success, particularly given the ongoing risks posed by the pandemic to our production and distribution operations.

Manufacturing, Suppliers and Distribution

The component parts of the Byrna HD and magazines are sourced from Southeast Asia, the United States, South Africa, China, Europe, and Mexico, and our CO2 cartridges are imported from Japan. Through the first half of the fiscal year ended November 30, 2020, the Byrna HD and magazines were assembled by our South African subsidiary, Roboro, which was acquired by Byrna South Africa effective May 5, 2020 and subsequently merged into Byrna South Africa. Beginning in June 2020, as a result of the increased demand for our products as well as pandemic related increases in the difficulty and expense associated with shipping finished goods from South Africa, we expanded our manufacturing operations in South Africa, and accelerated plans to expand our U.S. distribution center and open a second manufacturing facility in the U.S. The expanded distribution center went online in late July 2020, and we began manufacturing Byrna HD launchers in the U.S in early October.

Our Byrna HD chemical irritant and inert projectiles and tactical holsters are manufactured in South Africa. Our kinetic projectiles and other accessories are manufactured in the U.S. The suppliers of our non-proprietary accessories including Crimson Trace products and concealed holsters are domestic, although they may import component products and materials.

Development, supply and manufacturing of our 40mm less-lethal projectiles have been conducted with one manufacturer in the United States since 2012. The current manufacturing agreement terminates in August 2021 with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then-current term.

Backlog

As of the end of the fiscal year ended November 30, 2020 our expanded supply chain and increased production capacity enabled us to reduce our previous backlog, shipping approximately $11.0 million in orders in the fourth quarter. At the fiscal year-end, we continued to have a backlog of approximately $7.0 million worth of orders, primarily due to new orders and ongoing pandemic related delays in the supply chain, particularly for third party manufactured ammunition and accessories. We continue to take steps to address these shortages. We have reduced delays in fulfillment of Byrna HD launcher orders from over 10 weeks as of November 30, 2020 to 5 weeks at the date of filing this Report. However, industry wide shortages of certain materials, and the impact of the COVID-19 pandemic on our manufacturers of our third-party produced ammunition and accessories continue to result in back-orders for Byrna ammunition and accessories. Future shortages, implementation of pandemic or new testing protocols, supply chain interruptions, or illness outbreaks at our facilities or among our key executives could interfere with production or distribution of launchers or other operations. See Item 1A of this Report, “Risk Factors” below.

Research and Development

We conduct research and development activities to enhance existing products and develop new products in our newly established R&D Center in Andover Massachusetts (co-located with Byrna’s corporate headquarters). We are actively researching and developing possible improvements to existing products and potential new products, including an extended version (the Byrna XL), a dedicated Law Enforcement version (the Byrna LE), a smaller and more compact version (the Byrna CP) and, a professional edition which will fire shaped projectiles (the Byrna PE) as well as long guns for law enforcement and correction services. The Company is also working on new less-lethal munitions for the Byrna product line including fully biodegradable rounds.

Intellectual Property

The Company holds fifty granted or pending patent applications worldwide. Of these patent applications:

●	two are pending international patent applications in terms of the Patent Cooperation Treaty (the “PCT”) have been filed in respect of the Byrna HD personal security device, and rights to file patent applications in all 153 contracting states of the PCT are reserved;

●	thirty pertain to the shaped aerodynamic less-lethal gas propelled projectile, with patents granted in the U.S., Australia, China, Hong-Kong, Israel and 23 member states of the European patent convention, with only the Canadian patent application still pending;

●	a further five patent applications (four pending, one granted) have been filed in the U.S. and South Africa in respect of darts connectable to the shaped aerodynamic projectile for use in animal husbandry, and to a shotgun wad for enabling the shaped projectile to be encapsulated in a 12-gauge shotgun cartridge and fired from a 12-gauge shotgun; and

●	four patents have been granted in the United States, two in Israel and one each in Canada and India for the Company’s so called Blunt Impact Projectile (“BIP”). The Company has abandoned its wireless electronic patents as not economically viable and also has determined not to pursue the BIP patents in India which will be allowed to lapse in order to focus on the more successful and commercially viable Byrna line.

In addition to the patent applications listed, the Company owns a further twenty-one granted/pending design patent applications worldwide. The design patent applications pertain to the specific design embodiments of the shaped aerodynamic projectiles, and various adaptations thereof, and to internal components and features of the Byrna HD personal security device. Design rights in the projectiles have been pursued in the USA, Europe, Australia, Israel, Saudi Arabia, United Arab Emirates and South Africa.

Competition

In the home and personal security markets our Byrna line competes with established manufacturers of stun guns, including Taser products, and manufacturers of other handheld CO2 powered launchers of chemical irritant projectiles, such as United Tactical Systems, which sells Pepperball brand launchers to law enforcement and consumers, and Kore Outdoors, the parent of Mission Less Lethal, which sells a modified paintball gun for use with chemical irritant rounds to consumers directly and through the resellers Salt Supply and Sabre as well as to domestic and international law enforcement agencies and the military. These companies benefit from historic brand recognition. We believe the Byrna HD is competitively priced and competitive in terms of quality, appearance, features, performance, and reliability, but we need to continue to develop brand awareness in order to stay competitive in each of these areas.

We compete for 40mm business with numerous companies in the defense technology industry, including companies with substantially more financial resources than we have, that offer similar products, including, but not limited to, Safariland Group, Combined Systems, Inc. and Pacem Defense. While we believe our BIP product to be excellent in terms of safety and effectiveness, the economic impracticability of a dedicated sales force to market to law enforcement, and our lack of a broad suite of law enforcement products or an integrated software subscription product has stymied market penetration to date.

Regulatory Matters

The manufacture, sale, and purchase of weapons, ammunitions, firearms, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and various state and international agencies that control the manufacture, export, import, distribution and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products. In order to manufacture, sell, import and export its 40mm products the Company maintains a Federal Explosives License 20, a Federal Explosives License 23, and a Federal Firearms License 10. The Byrna HD is a new product and may be subject to future legislation or regulation. Because it uses CO2, rather than gunpowder or other explosive to launch projectiles, the Byrna HD is not currently a “firearm” regulated by the ATF. It is, however, subject to certain state and local regulations related to “pepper spray” or “tear gas” devices. Re-characterization of the Byrna HD as a firearm or other changes to or new interpretations of existing regulations could impact our ability to manufacture or sell the Byrna HD and its projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our products, technology, operations and markets. For example, the development, production, (re-)exportation, importation, and transfer of our products and technology is subject to U.S. and foreign export control, sanctions, customs, import and anti-boycott laws and regulations, including the Export Administration Regulations (the “EAR”) (collectively, “Trade Control Laws”). If one or more of our products or technology, or the parts and components we buy from others, is or becomes subject to the International Traffic in Arms Regulations (the “ITAR”) or national security controls or other controls under the EAR, this could significantly impact our operations, for example by severely limiting our ability to sell, (re-)export, or otherwise transfer our products and technology, or to release controlled technology to foreign person employees or others in the United States or abroad. We may not be able to obtain licenses and other authorizations required under the applicable Trade Control Laws. The failure to satisfy the requirements under the Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, (re-)export, import, and/or in-country transfer of our products and technology, which could adversely affect our revenues and profitability.

Failure by us, our employees, or others working on our behalf to comply with the applicable Trade Control Laws could result in administrative, civil, or criminal liabilities, including fines, suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We transact with suppliers and others who are exposed to similar risks. Violations of the Trade Control Laws or other applicable laws and regulations could materially adversely affect our products, technology, brand, growth efforts, employees, and business.

In addition, our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business. The importation of materials of and components we use in manufacturing our products and export of finished goods are also subject to extensive federal and international laws and regulations. The handling of our technical data and the international sale of our products may also be regulated by the U.S. Department of State and Department of Commerce. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

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

Employees

As of November 30, 2020, we had approximately 180 employees, including 23 part-time employees. We believe that our employee relations are good, and that our human capital meets the needs of our business.

Corporate History

We were incorporated in Delaware on March 1, 2005 under the name Security Devices International Inc. On February 26, 2020, we filed an amendment to our certificate incorporation with the Secretary of State of Delaware changing our name, effective March 4, 2020, to Byrna Technologies Inc. During the fiscal year ended November 30, 2020, we had two wholly-owned subsidiaries, Security Devices International Canada Corp (“SDICC”) and Byrna South Africa (Pty) Ltd. SDICC was dissolved effective December 19, 2019.

On May 5, 2020, the Company consummated the acquisition of all of the issued and outstanding equity interests of Roboro Industries Pty Ltd., a South African private company (“Roboro”). As a result, Roboro became a wholly-owned subsidiary of the Company. The Company utilizes Roboro exclusively as a manufacturing and assembly supplier for its products.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. Information on the Company is available free of charge on the Company’s websites at ir.securitydii.com and by clicking “Investors” at www.byrna.com.

ITEM 1A. RISK FACTORS

Epidemic and pandemic diseases (including the COVID-19 pandemic) could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus (COVID-19) or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could cause disruptions in our business and the businesses of third parties who we depend upon for materials and manufacturing. These disruptions could include disruptions of our ability to receive materials, manufacture our products, or distribute our products, as well as closures of our facilities or the facilities of our suppliers, manufacturers and customers. Any disruption of the businesses of our suppliers, manufacturers or customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, such outbreaks could disrupt our ability to timely file periodic reports required by the SEC or the stock exchanges on which the Company’s common stock is listed, which may lead to the delisting or downgrading of our common stock on such stock exchanges.

In particular, the COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, challenges related to vaccination rollout and new variants of the virus has, and is expected to continue to (and the future outbreak of other highly infectious or contagious diseases likely would), significantly and negatively impact our business, for reasons including without limitation: the shut-down of production facilities and distribution facilities as a result of government restrictions, illness and special cleaning; slow-down in production and increased costs due to COVID-19-related health and safety protocols; limited availability of plastic and other components of our products which cause price pressures as well as impair our ability to meet production demand; and shipping challenges. Currently, many of our employees have been working remotely for an extended period of time. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Remote work conditions, including challenges in coordinating with third parties and lack of access to certain records and documents, has caused administrative issues and contributed to our inability to timely file periodic reports required by the SEC. Moreover, the COVID-19 pandemic has had and is expected to continue to have a significant negative impact on general economic conditions, which could adversely impact the sales of our products. All of the forgoing has and may continue to adversely impact our financial results.

In addition to the impacts the COVID-19 pandemic has had and may continue to have on our operations and administrative functions and those of our third-party suppliers and manufacturers, the demands the pandemic is placing on government agencies, law enforcement and potentially military organizations may impact the ability of customers and potential customers to purchase our 40mm products or future products directed at those sectors. Similarly, the overall economic downturn, loss of jobs, loss of savings, and loss of disposable income and liquidity on the part of consumers could adversely affect the market for our Byrna® HD and other consumer directed products we may introduce. Moreover, policies instituted to reduce the transmission of COVID-19 may impact or interrupt components and products moving through our supply chain. If facilities close or produce low volume due to COVID-19, we may have difficulty sourcing products to sell in the future and may incur additional costs and lost revenue. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We have a history of operating losses and we cannot guarantee that we will ever achieve sustained profitability.

We have recorded a net loss in all reporting periods since our inception. Our net loss for the years ended November 30, 2020 and 2019 were $12.6 million and $4.4 million, respectively, our accumulated deficit at November 30, 2020 was $50.2 million and there can be no assurance of success in reducing our net loss or becoming profitable.

We have a limited operating history on which you can evaluate the Company.

We have a limited operating history on which you can evaluate the Company. Although the corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna® HD, our largest source of revenue, since April 2019. Moreover, many members of the management team are relatively new to the Company. Key senior management personnel, including the Chief Financial Officer (“CFO”) and Chief People Officer (“CPO”) began their current roles late in the third quarter in 2020 and the Chief Marketing Officer (“CMO”) in the first quarter of 2021. As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the rapid growth of a relatively new business and the integration of key personnel and infrastructure.

The Company is dependent on our relationships with key third-party suppliers for our business.

The Company relies on certain third-party suppliers for its business, including sole source suppliers. The Company’s future operating results depend upon our ability to obtain a sufficient amount and a reliable quality of these components on commercially reasonable terms. The Company under certain circumstances may purchase certain key components of its products from a limited number of suppliers, including single source suppliers, subjecting it to acute supply and pricing risks. Failure of a supplier’s business or consolidation within the industry could further limit the Company’s ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis has occurred as a result of the COVID-19 pandemic, and could occur in the future for other reasons, and could delay or stop production, result in possible lost sales and seriously threaten our liquidity, sources and uses of funds, and gross and net revenues. See Epidemic and pandemic diseases (including the COVID-19 pandemic) could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

Higher costs or unavailability of materials and accessories, including ammunition, could adversely affect our financial results.

We depend on certain domestic and international suppliers for the delivery of components and materials used in the assembly of our products and certain accessories, including ammunition, used in connection with our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or materials and reduced control over pricing and timing of delivery of components and materials. Specifically, we depend on suppliers of components and materials, machined parts, injection molded plastic parts, seals and fasteners, springs and other small components, ammunition, and other components of our products. We do not have any significant long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted.

Single or sole-source components used in the manufacture of our products, ammunition for our products and third-party accessories that we sell, may become unavailable or discontinued. Delays caused by industry allocations, material shortages, or obsolescence have occurred as a result of the COVID-19 pandemic, may continue and could occur in the future. Such delays may take weeks or months to resolve. In addition, in some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could injure our reputation.

Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or changes for imports of foreign products into the U.S.; delays created by terrorist attacks or threats, public health issues and pandemics and epidemics, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations. Significantly, the COVID-19 pandemic has, and may continue to, adversely impact our costs and product delivery timing and the availability and favorable pricing of materials used in our products as described in the forgoing sentences. See Epidemic and pandemic diseases (including the COVID-19 pandemic) could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements. In addition, due to rapidly increasing demand for our products, we have faced significant challenges, including production backlogs and resulting customer complaints. All of the forgoing could negatively impact our financial results.

The Company relies upon a limited number of third parties for shipping, transportation, logistics, marketing and sales of our products and components. A loss of any of such third-party relationships would have a material adverse effect on our operating results.

The Company relies on third parties to ship, transport, provide logistics, market and sell our products and components. Our dependence on a limited number of third parties for these services leaves us particularly vulnerable due to our need to secure these parties’ services on favorable terms. Loss of, or an adverse effect on, any of these relationships or failure of any of these third parties to perform as expected could have a material and adverse effect on the Company’s operations, sales, revenue, margins, liquidity, reputation and financial and operating results.

The Company is dependent on our relationships with third parties for assistance in the preparation of our financial statements, which allow us to meet our financial reporting obligations.

The Company utilizes third-party consultants to assist management in the preparation of our financial statements. The Company’s ability to meet its future financial reporting obligations will, until such time as our in-house resources are sufficient, continue to depend in part on such services provided by these third parties. Changes in such third-party relationships, personnel, or capacity may impact our ability to timely file our financial statements, which could impact the Company’s ability to maintain its current listings on the OTCQB and Canadian Securities Exchange (“CSE”). Failure to maintain such listings could materially adversely affect the Company’s ability to raise capital.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time, we may be subject to litigation including product liability claims, intellectual property claims, employment claims, commercial disputes, regulatory and enforcement action and stockholder class and derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the outcome of litigation is inherently uncertain.

Unavailability of adequate D&O insurance could make it difficult for us to retain and attract qualified directors and officers and could also impact our liquidity.

The Company has directors and officers liability (“D&O”) insurance we believe to be adequate to cover risk exposure for the Company and our directors and officers, who we indemnify to the full extent permitted by law, but there is no guaranty that such coverage will be adequate in the event of litigation.

Our coverage needs for D&O insurance may change or increase in the future for various reasons including changes in Company’s market capitalization, changes in trading volume or changes in the listing rules of exchanges or marketplaces on which the Company’s securities may trade from time to time. There is no guaranty that such coverage will be available or available at reasonable rates. Further, our current D&O insurance policy will not cover us if we uplist to a national exchange, such as Nasdaq, as we currently plan. While we intend to seek new D&O insurance before completing an uplist to a national exchange and also to increase our D&O coverage as needed in the future, there can be no assurance that we will be able to do so at reasonable rates or at all, or in amounts adequate to cover expenses and liability should litigation occur. Without adequate D&O insurance, the costs of litigation including amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, if we are unable to obtain adequate D&O insurance in the future for any reason, we may have difficultly retaining and attracting talented and skilled directors and officers, which could adversely affect our business, and may be unable to uplist the Company’s stock on a national exchange, which could impact the liquidity and value of our stock.

We may require additional capital in the future to support both our operations and growth plans. If we do not obtain such additional capital, our business prospects, financial condition and results of operations could be adversely affected.

The Company has not earned adequate revenue to sustain its operations and may need additional financing to continue its operations if it is unable to generate substantial revenue growth. There can be no assurance that such financing will be available at all or on favorable terms. Failure to sustain its revenues or generate substantial revenue growth may result in the Company seeking to obtain such additional financing which could result in delay or indefinite postponement of the Company’s deployment of its products. Subsequent financing may dilute the ownership interest of the Company’s stockholders at the time of the financing and may dilute the value of their shareholdings.

If we are unable to successfully implement our business plan for the sale of Byrna® HD, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company has achieved or may achieve may not be indicative of future operating results. The Byrna® HD is a new product and its long-term adoption by the market remains unknown. Among other things, production delays, including as a result of the COVID-19 pandemic, excessive costs, performance failures, or negative publicity could stall or prevent its success in the market and generation of revenue. In addition, the Company has increased and may increase further its operating expenses in order to fund increases in its manufacturing, distribution and sales and marketing efforts and increase its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company’s business, operating results and financial condition may be materially adversely affected.

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

Although we do sell certain other products (such as our 40mm product as well as apparel), our revenue is derived primarily from the sale of the Byrna® HD to a wide variety of consumers, including but not limited to outdoor enthusiasts, private security, individuals desiring home and personal protection. The sale of such devices is influenced by a variety of economic, social, and political factors, including within limitation the loss of confidence of consumers in online shopping and e-commerce on which we significantly rely, all of which may result in volatile sales. Sales of the Byrna® HD represented a substantial amount of our net sales for the year ended November 30, 2020. There can be no assurances of continued demand for the Byrna® HD, which is likely to materially and adversely affect our prospects.

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decline, and we may be exposed to liability.

The Company sells complex products including products that are new to the market and without a long performance history. These products may contain certain design and manufacturing defects including defects in materials and components that we purchase from third parties. There can be no assurance the Company will be able to detect and fix all defects in the products it sells. Accordingly, the Company’s products may experience quality and service problems from time to time that could result in decreased sales and operating margin and harm to the Company’s reputation.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

The Company may be subject to proceedings or claims that may arise in the ordinary course of the business, which could include product and service warranty claims, which could be substantial. If its products fail to perform as warranted and the Company fails to quickly resolve product quality or performance issues in a timely manner, the Company’s reputation may be tarnished, potential sales may be lost, and the Company may be forced to pay damages. In February 2021, we identified certain Byrna® HD launchers may contain a wire that is not to specification and, as a result, the company accrued $195,000 reserve for the possible costs related to updating affected launchers. The Company has been communicating with customers to notify them of the availability of the update. Any continued or additional failure to meet customer requirements could materially affect the Company’s business, results of operations and financial condition. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of its products, material warranty expense, diversion of technological and other resources from its product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, value added resellers, systems integrators, original equipment manufacturers and end-users, any of which could have a material adverse effect on the Company’s business, operating results and financial conditions.

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

Because our Byrna® HD may be used for seasonal outdoor sporting activities, our operating results may be significantly impacted by unseasonable weather conditions. Additionally, the performance of our Byrna® HD and cartridges may be affected by certain weather conditions, such as wind or cold temperatures which may drop the pressure in CO2 cartridges, which may lead to less satisfactory performance and translate to slower sales when such weather conditions are extended. Accordingly, our operating results could suffer if weather patterns do not conform to current seasonal norms.

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

The Company relies upon strategic alliances for the manufacturing, licensing, and distribution of certain products. Our business depends upon our ability to manufacture and sell our products to our customers. We currently do not have the capabilities to manufacture and distribute all of our products on our own and are required to enter into agreements with third parties for certain of such services. Additionally, due to the introduction of the Byrna® HD in the fiscal year ended November 30, 2019, we only began recently to establish a sales team for our product and utilize third-party manufacturer’s representatives and an e-commerce shopping platform to facilitate sales most sales of such product. We currently rely upon third parties for materials and components, as well as shipping, certain marketing and sales-related services. There can be no assurance that such strategic alliances can be maintained, will be extended or renewed, or will achieve their goals. If we enter into strategic alliances for distribution and sales or if any of our current strategic alliances are terminated or fail to achieve their goals, the Company’s business, operating results and financial condition will be materially adversely affected.

If we are unable to sustain and expand sales, marketing and distribution capabilities or make adequate arrangements with third-parties, including entering into strategic alliances with partners, for such purposes, we would not be able to successfully commercialize our products.

In order to commercialize our products, we must either acquire or develop marketing, sales and distribution capabilities or arrange for third parties, including entering into collaborations with partners, to perform some or all of these services. We currently have limited marketing and distribution capabilities and sales force. To the extent that we internally develop a sales force, the cost of establishing and maintaining a sales force would be substantial and may exceed our cost effectiveness. The acquisition or development of a sales and distribution infrastructure could require substantial resources, which may divert the attention of its management and key personnel and defer its product development and deployment efforts. In addition, in marketing our products, we would likely compete with companies that currently have extensive and well-funded marketing and sales operations. Despite marketing and sales efforts, we may be unable to compete successfully against these companies. We may not be able to do so on favorable terms. We could rely on third parties to market and sell our products in certain territories, rather than establishing an internal sales force. When we contract with third parties, including entering into collaborations with partners, for the sale and marketing of our products, revenues depend upon the efforts of these third parties, which may not be successful. If we fail to establish successful marketing and sales capabilities or to make arrangements with third parties for such purposes, our business, financial condition, results of operations and prospects will be materially adversely affected.

The markets for security products and defense technology are in a state of technological change which could have a material adverse impact on the Company’s business, financial condition and results of operations.

The markets for security products and defense technology, in which the Company’s products and services are characterized, are associated with rapidly changing technology and evolving industry standards, which could result in product obsolescence or short product life cycles. Accordingly, the Company’s success is dependent upon its ability to anticipate technological and other changes and to successfully identify, obtain, develop and market new products that satisfy evolving customer requirements. There can be no assurance that the Company will successfully develop new products or enhance and improve its existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over the Company’s products or which render the products currently sold by the Company obsolete or less marketable. Moreover, the less-lethal sector moves somewhat slower than the defense technology industry in the adaptation and integration of new products.

The Company must commit significant resources to developing new products before knowing whether its investments will result in products the market will accept. To remain competitive, the Company may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts and result in increased operating expenses.

The defense technology industry and security products market are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide business.

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

The Company is subject to numerous federal, state and local environmental, health and safety legislation, other applicable regulation, law, and measures relating to the manufacture and sale of our products. There can be no assurance that the Company will not experience difficulties with its efforts to comply with applicable regulations as they change in the future or that its continued compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on the Company’s results of operations, business, prospects and financial condition. The Company’s continued compliance with present and changing future laws could restrict the Company’s ability to modify or expand its facilities or continue production and could require the Company to acquire costly equipment or to incur other significant expense.

Changes in government policies and legislation could adversely affect our financial results.

The manufacture, sale, and purchase of weapons, ammunitions, firearms, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the ATF, and various state and international agencies that control the manufacture, export, import, distribution and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products. In order to manufacture, sell, import and export its 40mm products the Company maintains a Federal Explosives License 20, a Federal Explosives License 23, and a Federal Firearms License 10. The Byrna HD is a new product and may be subject to future legislation or regulation. Because it uses CO2, rather than gunpowder or other explosive to launch projectiles, the Byrna HD is not currently a “firearm” regulated by the ATF. It is, however, subject to certain state and local regulations related to “pepper spray” or “tear gas” devices. Re-characterization of the Byrna HD as a firearm or other changes to or new interpretations of existing regulations could impact our ability to manufacture or sell the Byrna HD and its projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our products, technology, operations and markets. For example, the development, production, (re-)exportation, importation, and transfer of our products and technology is subject to U.S. and foreign export control, sanctions, customs, import and anti-boycott laws and regulations, including the Export Administration Regulations (the “EAR”) (collectively, “Trade Control Laws”). If one or more of our products or technology, or the parts and components we buy from others, is or becomes subject to the International Traffic in Arms Regulations (the “ITAR”) or national security controls or other controls under the EAR, this could significantly impact our operations, for example by severely limiting our ability to sell, (re-)export, or otherwise transfer our products and technology, or to release controlled technology to foreign person employees or others in the United States or abroad. We may not be able to obtain licenses and other authorizations required under the applicable Trade Control Laws. The failure to satisfy the requirements under the Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, (re-)export, import, and/or in-country transfer of our products and technology, which could adversely affect our revenues and profitability.

Failure by us, our employees, or others working on our behalf to comply with the applicable Trade Control Laws could result in administrative, civil, or criminal liabilities, including fines, suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We transact with suppliers and others who are exposed to similar risks. Violations of the Trade Control Laws or other applicable laws and regulations could materially adversely affect our products, technology, brand, growth efforts, employees, and business.

In addition, our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business. The importation of materials of and components we use in manufacturing our products and export of finished goods are also subject to extensive federal and international laws and regulations. The handling of our technical data and the international sale of our products may also be regulated by the U.S. Department of State and Department of Commerce. These agencies can impose civil and criminal penalties, including denying us from exporting our products, for failure to comply with applicable laws and regulations.

We believe that existing federal, state, and local legislation relating to the regulation of firearms and ammunition do not currently have a material adverse effect on our sales of products. However, the regulation of firearms and ammunition may become more restrictive in the future, and any such developments might have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

The Company’s business is subject to a number of risks and hazards including loss of parts or finished goods in inventory or shipment, labor disputes and changes in the regulatory environment. Such occurrences could delay or halt production or sale of goods, result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although the Company maintains freight and inventory insurance and general liability insurance in amounts which it considers adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Company may elect not to insure against such liabilities due to high premium costs or other reasons, in which event the Company could incur significant costs that could have a materially adverse effect upon its financial position. The Company does not currently carry freight or inventory insurance among other things, which could result in uninsured losses in those areas.

The directors may in the future become affiliated with entities engaged in business activities similar to ours.

The directors of the Company may become associated with other companies in the same or related industries which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and the officers are required to act honestly and in good faith with a view to the best interests of the Company. The directors and certain officers of the Company have either other full-time employment or other business, or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers. Accounting for the Company’s wholly-owned subsidiary, Byrna South Africa (Pty) Ltd, is handled by a firm whose principal is related to the Company’s Chief Technology Officer.

Tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations.

Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward internationally operating companies, and resulting tariffs, export controls, trade sanctions, sanctions blocking statutes, or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our business, and these can interfere with our expanding international business model, supply chain, production costs, customer relationships, and competitive position. For example, general trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese-made goods taking effect. These tariffs currently affect some of the components of our products we import from China, and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. While we continue to monitor and evaluate the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. Further escalation of specific trade tensions, such as those between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We do business in emerging market jurisdictions, such as South Africa, where economic, political and legal risks are heightened.

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

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and it may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with applicable law, including international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking including a widespread ransomware attack encrypting corporate IT equipment, a directed motivated attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach and the costs to eliminate, mitigate or address the aforementioned threats and vulnerabilities before or after a cyber-incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of service and loss of existing or potential suppliers or customers. Moreover, at this time we do not carry cyber-insurance. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. We could also be negatively affected by existing and proposed laws and regulations and government policies and practices related to cybersecurity, data privacy, data localization and data protection.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.

We, our business partners, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., South Africa, the European Union, China, and other jurisdictions, which may lead to enforcement actions, adverse changes to our business practices, fines and penalties, or the assertion of private litigation claims and damages that could be material. For example, the expansion of our business internationally exposes us to export controls, trade sanctions import and export clearance requirements, customs, tariffs, anti-corruption legislation, anti-boycott requirements and other obligations and restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury, State, U.S. Customs and Border Protection, and other U.S. and Foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, trade sanctions, import and export clearance requirements, customs regulations, anti-corruption legislation, including the Foreign Corrupt Practices Act, anti-boycott requirements and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for becoming and staying compliant, and we may be subject to enforcement actions or penalties for noncompliance, including fines, suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which cold materially adversely affect our business, operations, products, technology, brand, growth efforts, employees, and business partners. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition. There can be no assurance that the risk management and compliance programs we adopt will mitigate legal and compliance risks.

Risks Related to our Intellectual Property

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends upon our proprietary technology. Our protective measures, including patent and trade secret protection and nondisclosure agreements, may prove inadequate to protect our proprietary rights. The right to stop others from misusing our trademarks, service marks, patents, designs and copyright in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any patent that we have or may obtain may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

While we believe that our products and intellectual property do not infringe upon the proprietary rights of third parties, and undertake considerable effort to design around existing third-party patents or designs that we are aware of, a substantial portion of our commercial success depends upon the Company not infringing intellectual property rights of others. The Company may become subject to claims by third parties that its technology infringes their intellectual property rights. Although all reasonable efforts are made to avoid third-party patents, there is no assurance that were a lawsuit to be brought by a third party, the Company would prevail. The Company may also become subject to these claims through indemnities that it provides to end-users, manufacturer’s representatives, distributors, value added resellers, system integrators and original equipment manufacturers.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into costly royalty or licensing agreements to be able to sell our products, and any allegation of infringement could cause certain reputational damage for the Company and Byrna brand. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Risks Related to our Securities

Our trading market is limited, and the trading market for our common stock may not develop or be sustained.

An investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed in Canada on the CSE and in the United States for quotation on the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been limited, and we cannot predict whether the market for our common stock will ever develop in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

A limited trading market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. A limited trading market may also reduce the fair market value of your shares and may also impair our ability to raise capital to continue to fund operations by selling shares.

The Company currently plans to uplist to the Nasdaq Capital Market, however, there is no assurance that we will be able to do so.

We have an active application in place for our Common Stock to be listed on the Nasdaq Capital Market. The Nasdaq Capital Market requires companies desiring to list their Common Stock to meet certain listing criteria including total number of stockholders, Board of Directors independence, minimum stock price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. Our failure to meet such applicable listing criteria could prevent us from listing our Common Stock on the Nasdaq Capital Market. In the event we are unable to uplist our Common Stock, our Common Stock will continue to trade on the OTCQB market, which is generally considered less liquid and more volatile than a national securities exchange. Our failure to uplist our Common Stock could make it more difficult to trade our Common Stock, could prevent our Common Stock from trading on a frequent and liquid basis and could result in the price of our Common Stock not reflecting the value of our Common Stock.

We may not maintain qualification for CSE or OTCQB inclusion, or be able to uplist to a National Exchange, which may impair your ability to sell your shares.

Our common stock is currently listed on the CSE and quoted on the OTCQB. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for listing on the CSE or quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, including filing our quarterly and annual reports, which could be caused by the effects of COVID-19 on our reporting abilities, our common stock could be down-listed on the OTC Pink Market, which is a disorganized and often illiquid market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our common stock.

The market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In addition, if we are unable to successfully implement our business plans, even if by only a small margin, there could be significant impact on the market price of our common stock.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

Our common stock is listed on two separate stock markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our stock price; in addition, investors may not be able to easily move stocks for trading between such markets.

Our common stock is listed on both CSE and the OTCQB. Price levels for our ordinary shares could fluctuate significantly on either market, independent of our share price on the other market. Investors could seek to sell or buy our shares to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility on either exchange with respect to both our share price and the volume of shares available for trading. In addition, holders of shares in either jurisdiction will not be immediately able to transfer such shares for trading on the other market without effecting necessary procedures with our transfer agent. This could result in time delays and additional cost for our shareholders.

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

As of February 23, 2021, we had outstanding (i) warrants to purchase up to 5,323,193 shares of our common stock at a weighted exercise price of approximately $0.20 per share, (ii) options for the issuance of up to 6,870,500 shares of our common stock upon exercise under our stock incentive plan, and (iii) 1,391 preferred shares, each convertible at a ratio 0.15/5000 to common stock under certain conditions.

To the extent options and/or warrants and/or conversion rights are exercised (including with respect to the warrants), additional shares of common stock will be issued, and such issuance will dilute stockholders.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Unless it qualified under an exemption from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5.0 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We may have not registered our securities with any state securities regulators. There can be no assurances that we or any broker-dealer will ever register any class of our securities with any state securities regulator. Accordingly, there may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our Management’s Report on Internal Controls found our internal controls as of November 30, 2020 not to be effective, there may continue to be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Given the size of our company and the limited number of fulltime employees that we have employed, there may continue to be certain limitations on the effectiveness of our internal controls. Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover

Our Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of common stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of common stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions cold limit the price that investors might be willing to pay in the future for shares of our common stock and impede the ability of the stockholders to replace management.

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

The holders of our Series A Preferred Stock may have the right to vote as a separate class.

At any time that there are at least 423 shares of Series A Preferred Stock outstanding, the Company shall not, without the affirmative vote of the holders of at least eighty percent (80%) of the total number of shares of Series A Preferred Stock then outstanding, voting together as a separate class at a meeting or consenting in writing, approve certain amendments to the Certificate of Incorporation or Bylaws despite approval by our common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 100 Burtt Road, Suite 115, Andover, MA 01810. We also have a manufacturing and distribution center in located at 5020 Industrial Rd, Fort Wayne, Indiana 46825. The Company also has properties located in Pretoria, South Africa where we manufacture products and Las Vegas, Nevada which houses Byrna’s sales and marketing operation and customer service center. All of the Company’s properties are leased.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON AND OTHER SHAREHOLDER MATTERS

Market Information

Our common stock is listed for quotation in the United States on the OTCQB market and in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “BYRN.” Prior to our name change, our common stock was listed on the OTCQB under the symbol “SDEV” and on the CSE under the symbol “SDZ.” There is currently a limited trading market for our common stock on both the OTCQB and CSE. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders

On February 23, 2021, there were 148 holders of record of our common stock.

Dividends

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

Issuer Purchases of Equity Securities

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information as of November 30, 2020 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	22,794,667	0.42	2,205,333
Equity compensation plans not approved by security holders	—	—	—
Total	22,794,667	0.42	2,205,333

(1)	All outstanding options and restricted stock units (RSUs) have been issued pursuant to the Company’s 2017 Incentive Stock Option Plan, which was approved by the Board and by the shareholders at the Company’s 2017 annual shareholder meeting and the Company’s 2020 Equity Incentive Plan, which was approved by the Board and stockholders at the Company’s 2020 annual stockholder meeting.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance, and should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements, which are included in Item 8 of this report.

Our results for the year underscore the increasing demand for our products generally and for our Byrna HD personal security device in particular. They also illustrate, however, how our business has been and is continuing to be impacted by the COVID-19 pandemic. Our supply chain and extended supply chain in particular have been significantly affected. Pandemic related shortages, delays, and reduction in air freight capacity complicated and added expense to our efforts to bring our new United States production facility online. Our South African manufacturing facility was shut down for several weeks before being deemed an “essential business” and allowed to reopen. Our production and distribution operations have been periodically interrupted and delayed as a result of government mandated lock down orders, outbreaks of illness, shelter in place regulations, and new cleaning and disinfection protocols. In order to reduce our dependence on third parties for production and our vulnerability to delays in shipments of finished goods between South Africa and our U.S. distribution center, we purchased our South African supplier Roboro Industries Pty LTD (“Roboro”) and signed a new lease for an additional approximately 14,000 square feet in Fort Wayne, Indiana to expand its manufacturing and distribution capabilities. The exponential expansion of our work force, acquisition of our South African manufacturer, expansion of our US distribution operations, and opening of a US production center to meet the increased demand for our products, and personal protection protocols and equipment for our work force have added to our costs of operations. We were backordered through the end of the fiscal year as we worked to increase production while our access to cash was restricted until orders were filled. The pandemic continues to be our biggest challenge in the short term, particularly with respect to filling orders for third-party manufactured ammunition and accessories.

RESULTS OF OPERATIONS

Year ended November 30, 2020, as compared to year ended November 30, 2019:

Revenue

Revenues were $16.6 million for the year ended November 30, 2020 which represents an increase of $15.6 million or approximately 1744.4% as compared to prior year revenues of $0.9 million. This increase was primarily due to rapid growth in sales of the Byrna® HD which was introduced and only on the market for approximately 6 months during the fiscal year ended November 30, 2019. Sales of the new product were driven by increased market awareness and grew rapidly, particularly during the second half of fiscal year 2020.

Cost of Goods Sold

Cost of goods sold was $9.1 million in the fiscal year ended November 30, 2020 compared to $0.8 million in the fiscal year ended November 30, 2019. This $8.2 million increase is primarily due to the increase in production and sales of the Byrna® HD and related products.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $7.5 million for the year ended November 30, 2020, or approximately 45.2% of net revenue as compared to $0.1 million, or 16.1% of net revenue in the year ended November 30, 2019. The increase in gross profit in fiscal 2020 is due to the increase in the sales volume of Byrna® HD products.

Operating Expenses/Operating Loss

Operating expenses were $11.8 million in the fiscal year ended November 30, 2020, which represents an increase of $8.4 million or approximately 247.1% over 2019 operating expenses of $3.4 million. This increase was driven by the rapid growth in revenue and the selling, general and administrative structure necessary to manage it. Approximately $5.4 million of the increase was in payroll and stock compensation cost which increased from $1.1 million in 2019 to $6.5 million in the fiscal year ended November 30, 2020. The fiscal year ended November 30, 2020 included a one-time expense of $0.7 million for sales taxes not collected from customers on orders paid before state sales level thresholds triggered the requirement. There was no such expense in the fiscal year ended November 30, 2019. The increase in size and complexity of the organization and its transactions drove an increase in regulatory, accounting and auditing fees to $0.8 million from $0.2 million in the fiscal year ended November 30, 2020 from 2019, respectively. Marketing costs rose by $0.7 million from $0.4 million in the fiscal year ended November 30, 2019 to $1.0 million in the fiscal year ended November 30, 2020. General office expenses increased by $0.5 million, as the business expanded into new facilities, from $0.3 million to $0.8 million. Bank fees for processing of credit card sales transactions increased by $0.2 million due to the increase in sales volume. The increase in operating expenses resulted in a loss from operations of $4.3 million in the fiscal year ended November 30, 2020 as compared to a loss from operations of $3.3 million in the fiscal year ended November 30, 2019.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts decreased by approximately $0.3 million in the fiscal year ended November 30, 2020 to $0.8 million from $1.1 million in the fiscal year ended November 30, 2019. Interest expense decreased $0.2 million to $0.2 million in 2020 from $0.4 million in 2019. These decreases resulted from the exchange in April 2020 which eliminated interest expense for the year ended November 30, 2020, resulting in the write-off of all unamortized debt discounts and a decrease in interest expense. See Note 13, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6.0 million and $0 for the fiscal years ended November 30, 2020 and 2019, respectively and relates to the debt exchanged for preferred stock discussed above. See Note 13, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

Warrant Inducement Expense

Warrant inducement expense was $0.8 million and $0 during the fiscal years ended November 30, 2020 and 2019, respectively and relates to the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price. See Note 14, “Stockholders’ Equity (Deficit),” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased $0.4 million from $0.4 million in 2019 to $0 in 2020. The amount recognized in 2019 related to the Canadian debentures which were repaid on May 31, 2019. See Note 13, “Convertible Notes Payable and Derivative Liabilities,” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information.

Income Tax Expense

Due to the loss before income taxes, there was no income tax in 2019. However, in 2020 the South African subsidiary did have taxable profits and recognized income tax expense of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and restricted cash as of November 30, 2020 was approximately $9.7 million, an increase of approximately $8.5 million from the balance as of November 30, 2019 of $1.2 million. Approximately $6.4 million of the cash on hand at year end was restricted due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards.

Despite a net loss of $12.6 million for the year ended November 30, 2020, operating activities provided $2.5 million of net cash because the loss was driven by $10.4 million of non-cash expenses including $1.3 million stock-based compensation expense, $0.8 million accretion of debt discounts, $6.0 million loss on extinguishment of debt, $0.8 million warrant inducement, $0.4 million issuance of stock for services and $0.2 million depreciation and amortization expense. Moreover, restricted cash increased due to the $4.9 million increase in deferred revenue. The rapid growth of the Company’s operations increased working capital balances but increases in accounts receivable, prepaid expenses and inventory were offset by increases in accounts payable and other liabilities such that the net change in these working capital balances added $0.3 million to cash.

The $2.6 million of cash provided by operating activities for the year ended November 30, 2020 was offset by use $2.0 invested in business assets including $1.4 million for property and equipment, $0.5 million for the acquisition of Roboro and $0.1 million for the acquisition of patent rights.

Financing activities provided $7.8 million of the increase in cash for the year ended November 30, 2020. This included $7.2 million from the exercise of warrants, $0.5 million reduction of the purchase price of Roboro in exchange for common stock, $0.2 million proceeds from the Paycheck Protection Program loan offset by $0.1 million from repayment of notes payable. Management believes that increasing cash provided by operations due to the significant increases in revenue, and production levels, order fulfillment, and reduction of material restrictions or limits on cash by its credit card processors, together with the availability of a new $6.5 million credit facility consisting of a $5 million revolving line of credit and a $1.5 million equipment line of credit closed subsequent to the year-end will be adequate to provide for its liquidity requirements. See Note 24, “Subsequent Events” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of November 30, 2020 and 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial position and results of operations:

Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as security companies and law enforcement agencies, and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions. The Company’s returns under warranties have been immaterial.

The Company also has a 60-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 60 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 60-day money back guarantee have been immaterial.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs and are included in cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and are recognized when the product is shipped to the customer. Shipping and handling costs included in operating expenses were $1.4 million and $21,487 during the years ended November 30, 2020 and 2019, respectively. Costs to obtain a contract consist of commissions paid to employees and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Commissions were $0.6 million and $0 for the years ended November 30, 2020 and 2019, respectively.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2020 and 2019, the Company has not recorded any uncertain tax positions in our financial statements.

The Company recognizes interest and penalties related to unrecognized income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2020 and 2019, no accrued interest or penalties related to unrecognized income taxes are included in the Consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2017, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

On March 27, 2020, then President Trump signed into law the $2 trillion bipartisan CARES Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

Business Combination

Business combinations are accounted for at fair value. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit. If the Company concludes, based on the qualitative assessment, that a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. At November 30, 2020, the Company determined that there was no impairment of goodwill.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options, restricted stock units, and incentive warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Statements of Operations and Comprehensive Loss based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Forfeitures are accounted for as they occur.

To determine the grant-date fair value of our stock-based payment awards, we use a Black-Scholes, Binomial Lattice model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. Due to our limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14. The expected term for stock options granted to non-employees is equal to the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Reference is made to Pages F-1 through F-37 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, on October 17, 2019, the Company received notice from McGovern Hurley LLP (“McGovern Hurley”), the Company’s former independent registered public accounting firm, stating that it will no longer be performing audit services for public entities registered with the SEC and resigning with immediate effect. Subsequently, the Company appointed Mayer Hoffman McCann CPAs, the New York Practice of Mayer Hoffman McCann P.C. (“MHM”), as the Company’s independent registered public accounting firm, effective as of October 28, 2019.

The reports of McGovern Hurley on the financial statements of the Company as of and for the fiscal years ended November 30, 2018 and 2017 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that (i) the audit reports on the financial statements of the Company as of and for the fiscal years ended November 30, 2018 and 2017 indicated that there was substantial doubt about the Company’s ability to continue as a going concern, and (ii) McGovern Hurley expressed no opinion on the effectiveness of the Company’s internal control over financial reporting, as the Company was not required to have, nor did the Company engage McGovern Hurley to perform, an audit of the Company’s internal control over financial reporting.

During the Company’s fiscal years ended November 30, 2018 and 2017 and the subsequent interim period from December 1, 2018 to October 29, 2019, and in connection with the audit of the Company’s financial statements for such periods, there were no disagreements between the Company and McGovern Hurley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGovern Hurley, would have caused McGovern Hurley to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.

During the Company’s fiscal years ended November 30, 2018 and 2017 and the subsequent interim period from December 1, 2018 to October 29, 2019, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that management concluded that, as of November 30, 2017, the Company’s internal controls over financial reporting were not effective due to a material weakness, which was identified and disclosed in Item 9A (Management’s Report on Internal Control over Financial Reporting) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017. In addition, management concluded that, as of November 30, 2018, February 28, 2019, May 31, 2019 and August 31, 2019, the Company’s disclosure controls and procedures were not effective due to a significant deficiency, which was identified and disclosed in Item 9A (Management’s Report on Internal Control over Financial Reporting) of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018 and Item 4 (Controls and Procedures) of the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2019, May 31, 2019 and August 31, 2019, respectively.

During the Company’s fiscal years ended November 30, 2018 and 2017 and the subsequent interim period from December 1, 2018 to October 29, 2019, the Company did not consult with McGovern Hurley regarding any of the matters set forth in Items 304(a)(2) of Regulation S-K.

The Company provided McGovern Hurley with a copy of the disclosures required by Item 304(a) contained in our Report on Form 8-K prior to its filing with the SEC and requested that that McGovern Hurley provide the Company with a letter addressed to the SEC stating whether McGovern Hurley agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. A copy of that letter, dated October 29, 2019, furnished by McGovern Hurley in response to that request, is filed as Exhibit 16.1 to our Current Report on Form 8-K, filed with the SEC on October 29, 2019.

By letter dated June 9, 2020, MHM voluntarily resigned, effective June 8, 2020, as the independent registered public accounting firm of the Company.

MHM’s report on the Company’s financial statements for the fiscal year ended November 30, 2019, the only fiscal year MHM was the Company’s independent registered public accounting firm, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that the report contained a paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

For the fiscal year ended November 30, 2019 and during the subsequent interim periods through June 15, 2020, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreements in connection with MHM’s report on the Company’s financial statements for such fiscal year.

For the fiscal year ended November 30, 2019 and during the subsequent interim period ended February 29, 2020, the Company had reportable events related to material weaknesses in the Company’s internal control over financial reporting (as defined in Item 304(a)(1)(v) of Regulation S-K). The material weakness in internal control over financial reporting resulted from (a) small accounting department where segregation of duties cannot be completely accomplished at this stage in our corporate lifecycle, (b) employee turnover and new personnel processing financial information, and (c) not having adequate personnel to evaluate the accounting for complex, non-routine transactions which resulted in an error in the accounting for our 2018 convertible notes.

The Company provided MHM with a copy of the disclosures required by Item 304(a) contained in our Report on Form 8-K prior to its filing with the SEC and requested that MHM provide the Company with a letter addressed to the SEC stating whether MHM agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. A copy of that letter, dated June 15, 2020, furnished by MHM in response to that request, is filed as Exhibit 16.1 to our Current Report on Form 8-K, filed with the SEC on June 15, 2020.

Effective June 15, 2020, the Company’s Board of Directors appointed EisnerAmper LLP (“EisnerAmper”) as the Company’s new independent registered public accounting firm. For the fiscal year ended November 30, 2019 and during the subsequent interim periods through June 15, 2020, neither the Company nor anyone acting on behalf of the Company had consulted EisnerAmper regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did EisnerAmper provide a written report or oral advice to the Company that EisnerAmper concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of November 30, 2020, our disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Reporting

The significant growth of the Company’s transactional volumes, geographical footprint, headcount, and process complexity during the year created the need for a more formal structure of internal control processes. To address this, during the fourth quarter of 2020, under the direction of the CFO and with the assistance of a third-party expert consultant, management began a systematic risk assessment to define a comprehensive list of key control requirements. Assessment of the status of each of the newly defined control requirements and remediation of deficiencies began in October of 2020 but was not complete as of November 30, 2020.

In its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020, Management concluded that the project to systematically address key control requirements was incomplete and therefore could not be relied upon. Moreover, management’s assessment concluded that general information technology controls over the Company’s information systems managed by third-party providers were deficient and not adequate to prevent or detect material misstatements in the Company’s financial reporting. Therefore, material weaknesses in the design and operating effectiveness of the internal control over information technology systems exist. For these reasons, management has concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2020.

Management will remediate the material weakness by following through with the systematic key control implementation plan to completion during fiscal year 2021. Based on the specific risks and control weaknesses inherent in the Company’s information technology profile, this section of the initial controls structure plan has been refined and augmented. Management will remediate by implementing improved controls over information technology.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Bryan Ganz	62	Chief Executive Officer, President, Chairman of the Board of Directors and Director
Paul Jensen	66	Director
Herbert Hughes	61	Director
Chris Lavern Reed	52	Director
Clive Denis Bode	77	Director
David North	57	Chief Financial Officer
Lisa Wager	61	Chief Legal Officer, Corporate Secretary

Bryan Scott Ganz became the Company’s President effective July 13, 2018, Chief Executive Officer effective April 1, 2019 and has been a Director since June 2016. Mr. Ganz brings more than 30 years of global business experience in sales management, manufacturing, new product design and development, as well as mergers and acquisitions. Mr. Ganz had been the founder of MITL, an industrial tire company sold to Trelleborg in 2012. From 1991 to 2009 Mr. Ganz held a number of roles culminating with CEO of GPX International, Inc. and its predecessor Galaxy Tire Inc. Mr. Ganz started his career at Paramount Capital Group where he was a partner from 1985 to 1991. Mr. Ganz is the founder and majority shareholder of Northeast Industrial Partners LLC, a holding company that owns and operates privately held businesses. In addition, he is a principal in Scudder Bay Capital LLC, a captive private REIT. Mr. Ganz has a J.D. from Columbia Law School where he was a Harlan Fiske Stone Scholar and a B.S. in Business Administration from Georgetown University.

Paul Jensen has been a Director since July 13, 2018. Mr. Jensen first joined the Company as President and Chief Operating Officer on October 1, 2017 and served as Chief Executive Officer July 13, 2018 until he retired on April 1, 2019. From April 2008 to June 2017, Mr. Jensen served as chief executive officer of HALO Maritime Defense Systems (“HALO”), a technology company he co-founded that provides advanced marine automated security systems. Prior to HALO, Mr. Jensen worked for Nypro Inc., a plastics injection molding contract manufacturer. Mr. Jensen also served in the United States Army, with 9 years of active duty serving in command positions with the 82nd Airborne Division and XVIIIth Airborne Corps and at the U.S. Military Academy, as an Assistant Professor of Chemistry. Mr. Jensen graduated from the United States Military Academy at West Point and received a M.S. in Chemistry from M.I.T. and a M.B.A. from Golden Gate University. Mr. Jensen is a graduate of the Senior Executive Program at the University of Tennessee, has served on the adjunct faculty at the Fuqua School of Business, Duke University, and is a Hertz Fellow.

Herbert Hughes has been a Director since July 9, 2019. Mr. Hughes has over 30 years of experience in the financial industry as an advisor and leader of a diverse range of businesses. Since March 2017, Mr. Hughes has been the chief financial officer of Wormhole Labs, a technology company in augmented reality and gaming industry and serves on its board of directors. Mr. Hughes has also been a managing director of HHM Capital, since 2005, a financial institution which provides investment banking and advisory services to ultra-high net worth individuals and families. From March 2015 to June 2019, Mr. Hughes was the chief executive officer of Domino Sands, an oil service business. Mr. Hughes also served as the Head of Derivatives and Capital Allocation at Bass Brothers Investments from 1995 to 2003, Portfolio Manager at Weston Capital of Paloma Partners from 1991 to 1995, Partner at Paramount Capital Group from 1985-1991, and trader at Kidder Peabody from 1982 to 1985. Mr. Hughes received a B.A. in 1982 from Harvard University.

Chris Lavern Reed has been a Director since 2020 and has been the managing partner of Garcia Reed Investments, LLC, a real estate management entity, since April 2012. Mr. Reed has also served as an annuitant for the U.S. Department of State, overseeing classified investigations, since October 2018. From December 2016 to July 2018, Mr. Reed served as the special agent in charge and director of the United States Agency of International Development in the Office of the Inspector General (“USAID OIG”). Prior to his employment at the USAID OIG, Mr. Reed served with the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives. Mr. Reed is veteran of the U.S. Marine Corps. Mr. Reed holds a B.A. from Indiana University, a M.A., from Northern Arizona University and a M.B.A. from Champlain College. He also is a graduate of the Congressional Fellow Program from Georgetown University and the Executive Development Program from Columbia University.

Clive Denis Bode has been a Director since November 2020. From 2017 through present, Mr. Bode has served as Chief Legal Advisor to Tarrant Management, LLC and as Chief Legal Officer for David Bonderman’s family office. Mr. Bode is also a Partner in TPG Capital (since 2001) and has served as its Chief Legal Officer (from 2001 to 2017). From 1986 through 2001, Mr. Bode served as Senior Advisor to the Bass Organization. Mr. Bode was an attorney at Vinson and Elkins from 1977 through 1986 (partner from 1984 through 1986). Mr. Bode is a director of BGH, LLC (since 2019), Far-Eastern Shipping Company PLC (from 2014-2018), TPG Capital (UK) Ltd. (since 2015), and has served as a director of various other TPG portfolio companies beginning in or about 2015. In addition, Mr. Bode served on the Board of La Quinta Corporation and the board of directors of La Quinta Properties, Inc. from 1999 through 2018 (Chair from 1999 through 2004). Mr. Bode received a B.A. from Oakland University (Michigan) and J.D. from The University of Michigan Law School.

David North was named Chief Financial Officer effective August 31, 2020. He previously served as Vice President and Corporate Controller, from October 2017 to January 2020, at Velcro Group Corp., a multinational manufacturer with operations in North America, South America, Asia and Europe. From July 2011 to October 2017, Mr. North served as Corporate Controller for the L.S. Starrett Company (NYSE:SCX), a manufacturer of measurement tools with operations in North America, Brazil, China and Europe. Mr. North began his career at Deloitte and Touche. He holds a B.A. from Dartmouth College, a M.S. in Accounting from New York University, and is a Certified Public Accountant registered in the state of New York.

Lisa Wager was named Chief Legal Officer effective October 29, 2018 and Corporate Secretary since April 1, 2019. Ms. Wager has not had any other employment during the prior three years. Previously, Ms. Wager was a Partner at Morgan Lewis. Ms. Wager has a J.D. from Columbia Law School where she was a Harlan Fiske Stone and B.S. from Union College.

Family Relationships

There are no family relationships between any of our officers or directors.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met in person and telephonically an aggregate of nine times during fiscal year ended November 30, 2020 and also acted by unanimous written consent. Each Director was present at least 75% of the Board of Directors meetings held while such individual was a Director. Executive sessions or meetings of outside (non-management) directors without management present are included on the agenda for each regularly scheduled Board of Directors meeting for a general discussion of relevant subjects.

Board Committees

The Company has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee During the fiscal year ended November 30, 2020, the Audit Committee met four times in person and telephonically, the Compensation Committee met seven times in person and telephonically and the Nominating and Corporate Governance Committee met by telephone and took action to nominate three new directors. Each committee also acted by unanimous written consents.

Audit Committee

Our Audit Committee is responsible for, among other things, assisting our Board of Directors with oversight of: (1) the integrity of our financial statements; (2) legal, ethical and risk management compliance programs; (3) our systems of internal accounting and financial reporting control; (4) our independent registered public accounting firm’s qualifications and independence and performance. Our Audit Committee has the direct authority and responsibility to appoint, compensate, oversee and where appropriate, replace or retain our independent registered public accounting firm. Our Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The members of our Audit Committee are Herbert Hughes (Chair), Clive Denis Bode and Chris Lavern Reed. In December 2020, Clive Denis Bode and Chris Lavern Reed joined the Audit Committee and our former directors Karen Bowling and Donald Levantin ceased to be members of the Audit Committee. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. Our board has determined that Herbert Hughes is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Herbert Hughes serves as Chairman of our Audit Committee. During fiscal year 2020, each current member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Compensation Committee

Our Compensation Committee is responsible for, among other things, reviewing and recommending to our Board of Directors: (1) compensation levels of our Chief Executive Officer and other executive officers, including salary rates, participation in incentive compensation plans and other forms of compensation; (2) reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our executive officers; and (3) the compensation of our outside directors. The Compensation Committee also administers our equity incentive plans.

Many key compensation decisions are made during the first quarter of the fiscal year as the Compensation Committee meets to: (1) review performance for the prior year, determine awards under our incentive plans, and set compensation targets and objectives for the coming year. However, our Compensation Committee also views compensation as an ongoing process and may convene special meetings in addition to its regularly scheduled meetings throughout the year for purposes of evaluation, planning and appropriate action.

The members of our Compensation Committee are Clive Denis Bode (Chair) and Herbert Hughes. In December 2020, Clive Denis Bode joined the Compensation Committee and our former directors Beatrice Mitchell, and Donald Levantin ceased to be members of the Compensation Committee. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. During fiscal year 2020, each member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee is responsible for assisting our Board of Directors by: (1) identifying individuals qualified to become members of our Board of Directors and its committees; (2) recommending to our Board of Directors nominees for election to the Board at the annual meeting of stockholders; and (3) assisting our Board of Directors in assessing director performance and the effectiveness of the Board of Directors as a whole

The members of our Nominating and Corporate Governance Committee are Paul Jensen (Chair), Chris Lavern and Clive Denis Bode. In December 2020, Chris Lavern and Clive Denis Bode joined the Nominating and Governance Committee and our former directors Karen Bowling, Vladimir Kitaygorodsky, and Beatrice Mitchell ceased to be members of the Nominating and Governance Committee.

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics is available free of charge on our website at ir.byrna.com. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at ir.byrna.com. The Company also has a formal Whistleblower Policy and Insider Trading Policy.

Director Independence

Our Board of Directors is comprised of a majority of independent directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ. Our Board of Directors has reviewed the independence of our directors under the applicable standards of NASDAQ. Based on this review, our Board of Directors determined that each of the following directors is independent under those standards: Herbert Hughes, Chris Reed, and Clive Bode.

Delinquent Section 16(A) Reports

The Company is not currently subject to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Our Compensation Philosophy

Our compensation philosophy is to compensate all employees (including our named executive officers) at a level sufficient to attract, motivate, and retain the talent we need to achieve or surpass our short-term and long-term goals for our business, without promoting irresponsible behavior. Guided by this philosophy, the pay and benefits practices of the Company reflect our vision and values, and the general condition of the economy, and are built on a framework of pay-for-performance, comprehensive position evaluations, and market-competitiveness. Executive management, with approval of our Board of Directors, fulfills our responsibility to promote the best interests of the Company through the execution of sensible compensation principles and practices.

Compensation Process

Our Compensation Committee is independent and involved. Each member of the committee is an independent director and is a non-employee director under the applicable rules of NASDAQ and the SEC, respectively. In fulfilling its duties and responsibilities, the Compensation Committee may consult with members of management and hire independent consultants. In addition, our Chief Executive Officer works with our Compensation Committee in making recommendations regarding our overall compensation policies and plans as well as specific compensation levels for our other officers and key employees, other than the Chief Executive Officer. Executives are not present for discussion of or decisions on their own compensation.

During fiscal year 2020, the Compensation Committee engaged independent compensation consultant Korn Ferry to provide the Compensation Committee with independent advice regarding incentive plan design, performance measurement, design and use of equity compensation and relevant market practices and trends with respect to the compensation of our executive officers and senior management, as well as head hunting services. Korn Ferry prepared reports, delivered presentations and engaged in discussions with the Compensation Committee on executive compensation matters. Korn Ferry also reviewed and provided recommendations regarding director compensation. This included a review of a peer group with similar business models to the Company’s models. The Compensation Committee considered the recommendations from the independent compensation consultant when reviewing and determining compensation matters to recommend to the full board. Korn Ferry provides no other services to the Company. The Compensation Committee assessed the independence of Korn Ferry in accordance with SEC rules and regulations and concluded that no conflict of interest exists that will prevent them from being independent consultants to the Compensation Committee.

Compensation Components

We utilize three general forms of compensation for our named executive officers: base salary, short-term incentive compensation, and long-term incentive compensation. We deliver compensation at various levels of the organization in different ways.

Base salary

We pay base salaries to attract and retain talented employees, including our named executive officers. Base salary increases are driven primarily by demonstrated value to our organization and are reviewed annually and adjusted from time to time, based on a review of market data and an assessment of company, business unit and individual performance and experience. Merit increases are awarded based on the performance of the employee.

Short-Term Incentives

We pay annual cash incentive compensation to our executive officers related to individual performance targets. We balance the security provided by base salary with the “at-risk” feature of annual incentive compensation to attract and retain top quality employees and provide proper incentive to enhance the value of the Company’s common stock for its stockholders.

Long-Term Incentives

We link compensation levels with performance results and ensure sustained alignment with stockholder interests by providing equity-based awards to our executive officers under our 2020 Equity Incentive Plan and previously issued under our 2017 Equity Incentive Plan. In addition, we believe equity awards provide an important retention tool for our executive officers because the awards are subject to multi-year performance periods and vesting. Awards under this plan consist of equity-based awards, including restricted stock, restricted share units, stock appreciation rights and stock options.

Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended November 30, 2020 and 2019. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated other executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended November 30, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Ganz(3)	2020	345,000	362,500	3,347,529	—	—	—	—	4,055,029
	2019	100,000	—	95,000	104,580	—	—	109,833	409,413
David North(4)	2020	62,500	25,288	375,519	—	—	—	—	463,307
	2019	—	—	—	—	—	—	—	—
Lisa Wager(5)	2020	202,078	45,000	1,023,949	—	—	—	—	1,271,027
	2019	75,000	—	23,750	104,580	—	—	90,000	293,330

Notes:

(1)	All stock based awards for the year ended November 30, 2020 were restricted stock units that have not vested and will not vest unless the employee continues to be employed by the Company three years from the grant date, in addition to other performance conditions See Note 15, “Stock-Based Compensation,” for additional information. All stock based awards for the year ended November 30, 2019 were grants of fully vested common stock.

(2)	Options have been valued using Black-Scholes methodology. The following assumptions were made for purposes of calculating the value of options- based awards: a projected dividend of zero; forfeiture rate of zero. The actual value realized, if any, on option/warrant exercises will be dependent on overall market conditions and the future performance of the Company and its common stock.

(3)	Mr. Ganz was appointed Chief Executive Officer effective April 1, 2019. For his services from December 1, 2019 through June 30, 2019 as President and effective April 1, 2019 as CEO, Mr. Ganz was paid $109,833, consisting of 333,333 shares of the Company’s stock and 52.5 units of the private placements the Company closed May and July of 2019. Additionally, effective July 1, 2019, Mr. Ganz became an employee with an annual base salary of $240,000 and has since been paid a pro-rata portion of his salary. In December 2019, Mr. Ganz was granted a bonus for his 2019 services consisting of 600,000 incentive stock options with a term of 5 years and an exercise price of $0.19, and 500,000 shares of restricted common stock. Because the December 2019 grants were for services rendered in the 2019 Fiscal Year they are included for informational purposes in this chart. They are not, however reflected in the Company’s financial statements for the year ended November 30, 2019 because they were not granted until the 2020 Fiscal Year and, in accordance with GAAP, were not expensed in the 2019 Fiscal Year.

(4)	David North became the Company Chief Financial Officer in August 2020 and his 2020 salary is pro-rated for such period of time.

(5)	For services as consulting services from December 1, 2019 through June 30, 2019, Ms. Wager was paid a total of $90,000 consisting of 250,000 shares of the Company’s stock and 42.5 units of the private placements the Company closed May and July of 2019. Effective July 1, 2019, Ms. Wager became an employee with an annual base salary of $180,000. In December 2019, Ms. Wager was issued a bonus for her services rendered in fiscal 2019 consisting of 600,000 incentive stock options with a term of 5 years and an exercise price of $0.19, and 125,000 shares of restricted common stock. Because the December 2019 grants were for services rendered in the 2019 Fiscal Year they are included for informational purposes in this chart. They are not, however reflected in the Company’s financial statements for the year ended November 30, 2019 because they were not granted until the 2020 Fiscal Year and, in accordance with GAAP, were not expensed in the 2019 Fiscal Year.

Employment Agreements

Bryan Ganz

The Board of Directors and stockholders of the Company approved on November 29, 2020 an employment with Bryan Ganz to be effective August 31, 2020 (the “Ganz Agreement”). The Ganz Agreement provides that Mr. Ganz will be paid an annual salary for $450,000, and a target bonus of 100%, of his base salary, subject to his achievement of criteria established by the Compensation Committee. In addition, in consideration of Mr. Ganz’ rendering of services thereunder, Byrna will issue to Mr. Ganz 9,000,000 RSUs, to be issued under the 2020 Plan upon its approval, which RSUs will vest (i) one-third when Byrna’s stock trades above $2.00 on a 20-day closing volume weighted average price (“VWAP”), one-third when Byrna’s stock trades above $3.00 on a 20-day VWAP, and (iii) one-third when Byrna’s stock trades above $4.00 on a 20-day VWAP (all stock price triggers shall be adjusted to account for stock splits and reverse stock splits); provided, that Mr. Ganz must remain employed by Byrna for three years from the effective date of the Ganz Agreement (subject to certain terms therein). Mr. Ganz is also entitled to participate in employee benefit plans maintained by Byrna on behalf of its employees.

The Ganz Agreement has a three-year term, with optional renewal by mutual agreement of the Company and Mr. Ganz. In the event of termination of the Ganz Agreement by Mr. Ganz for good reason or by Byrna without cause, Mr. Ganz will be entitled to receive (subject to his execution of a release): (a) the accrued amounts (i.e. any accrued but unpaid base salary and accrued by unused vacation, reimbursement for business expenses properly incurred, and employee benefits to which Mr. Ganz is entitled under employee benefit plans as of the termination date); (b) twelve months base salary plus an amount equal to the target bonus amount; (c) extended time to satisfy the price vesting triggers on the RSUs; and (d) reimbursement for monthly COBRA premiums paid by Mr. Ganz until the earliest of (i) the twelve month anniversary of the termination, (ii) termination of COBRA eligibility; and (iii) the date on which Mr. Ganz becomes eligible to receive substantially similar coverage from another source.

In connection with the Ganz Agreement, Byrna and Mr. Ganz entered into a Non-competition and Non-solicitation Agreement, covering period of 12 months from the date of termination of Mr. Ganz’ employment.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of November 30, 2020:

STOCK AWARDS

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g) (9)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Bryan Ganz	600,000	—	—	$0.19	12/30/2024	9,000,000	$3,347,539	—	—
David North	—	—	—	—	—	600,000	375,519	—	—
Lisa Wager	600,000	—	—	0.19	12/30/2024	1,500,000	1,023,949	—	—

Pension Plan Benefits and Defined Contribution Plans

The Company does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Compensation of Directors

The following table summarizes the director compensation for all of our non-employee directors for fiscal year 2020:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Paul Jensen	$60,000	45,880	—	—	—	$105,880
Herbert Hughes	65,000	45,880	—	—	—	110,880
Chris Lavern Reed	13,750	11,470	—	—	—	25,220
Clive Bode	—	—	—	—	—	—
Karen Bowling	55,000	45,880	—	—	—	100,880
Donald Levantin	58,750	45,880	—	—	—	104,630
Beatrice Mitchell	55,000	45,880	—	—	—	100,880
Vladimir Kitaygorodsky	35,833	26,763	—	—	—	105,880

During the year ended November 30, 2020, stock and cash compensation granted to each non-employee member of the Board of Directors was determined by the Compensation Committee after consultation with an outside consultant based on certain criteria including peer data and goals including incentive and retention (discussed above). Each director who served a full year received 31,000 shares and $55,000, and each director who served less than a full year received a pro-rated portion of the same. In addition, fixed cash amounts were granted to the chairs of the board committees and, where chairs changed during the year, such amount was divided pro rata based on months served.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 23, 2021, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of February 23, 2021. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 149,201,088 shares of our common stock issued and outstanding as of February 23, 2021.

Common stock subject to stock options currently exercisable or exercisable within 60 days of February 23, 2021, are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Names and Address(1)	Common Stock	Percent of Class
Greater Than 5% Shareholders
Arthur Cohen	11,821,851	7.94%
Joseph Healey	8,161,561	5.48%
Pierre Lapeyre Jr.	27,230,921	18.30%
Alan Meltzer	12,077,840	8.11%

Directors, Nominees and Named Executive Officers
Bryan Scott Ganz(2)	10,681,438	7.15%
Lisa Wager(3)	2,146,193	1.44%
Clive Denis Bode	225,564	*
Herbert Hughes(4)	1,368,944	*
Paul Jensen(5)	2,881,877	1.94%
David North	—	*
Chris Lavern Reed	7,750	*
All Directors, Nominees and Named Executive Officers as a group	17,310,100	11.63%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Byrna Technologies Inc., 100 Burtt Road, Suite 115, Andover, Massachusetts 01810.

(2)	Consists of (i) 2,153,333 shares of common stock owned by Mr. Ganz in his individual capacity, (ii) 4,780,612 shares of common stock owned by Northeast Industrial Partners LLC, of which Mr. Ganz is the majority holder, (iii) 707,547 and 26,003 shares of common stock owned by the Judith Ganz Trust and the David Ganz Trust, respectively, of which Mr. Ganz is the trustee, (iv) warrants exercisable into 780,230 shares of our common stock within 60 days of February 23, 2021, (v) options exercisable into 600,000 shares of our common stock within 60 days of February 23, 2021, and (vi) Series A Convertible Preferred Stock convertible into 1,633,713 shares of our common stock within 60 days of February 23, 2021.

(3)	Consists of (i) 541,666 shares of our common stock owned by Ms. Wager, (ii) warrants exercisable into 357,947 shares of our common stock within 60 days of February 23, 2021, (iii) options exercisable into 600,000 shares of our common stock within 60 days of February 23, 2021, and (iv) Series A Convertible Preferred Stock convertible into 646,580 shares of our common stock within 60 days of February 23, 2021.

(4)	Consists of (i) 31,000 shares of common stock owned by Mr. Hughes in his individual capacity, (ii) warrants exercisable into 436,104 shares of our common stock within 60 days of February 23, 2021, (iii) options exercisable into 175,000 shares of our common stock within 60 days of February 23, 2021, and (iv) Series A Convertible Preferred Stock convertible into 726,840 shares of our common stock within 60 days of February 23, 2021.

(5)	Consists of (i) 2,619,720 shares of our common stock owned by Mr. Jensen, (ii) options exercisable into 87,500 shares of our common stock within 60 days of February 23, 2021, and (iii) Series A Convertible Preferred Stock convertible into 174,657 shares of our common stock within 60 days of February 23, 2021.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with André Buys pursuant to which the Company purchased certain intellectual property from Mr. Buys for consideration to consist of a first payment of cash at the closing and a second payment of $500,000 cash or $750,000 in Company’s common stock (the “Second Payment”), and engaged him as its Chief Technology Officer (“CTO”). Under the Purchase and Sale Agreement, the Company is prohibited from terminating Mr. Buys without cause prior to April 13, 2021. On December 19, 2019, the Company and Buys entered into an amendment to the Agreement (the “Amendment”) which provided, among other things, that in lieu of the Second Payment the Company would issue to Mr. Buys (and/or his designees) shares of restricted common stock of the Company valued at $630,000 as soon after the effective date of the Amendment as it is approved by the Company’s Board. The Company also agreed to make an additional cash payment of $80,000 to Mr. Buys, which has been paid. Under the Amendment the number of shares to be issued was to be calculated based on the average closing price of the Company’s stock for the 20 days before the Amendment was signed and approved by the Board, both of which occurred on December 19, 2019. The Amendment also terminates Mr. Buys’ security interest in and reversionary rights to the intellectual property covered by the Agreement, modifies certain terms of the Purchase and Sale Agreement relating to royalties, raises Mr. Buys’ compensation as CTO to $12,500 per month and provides that, upon Mr. Buy’s relocation to Boston, he will become a full-time employee of the Company and earn a salary of $14,000 per month plus certain benefits. The Company expensed $204,813 and $8,333 for royalties due to Mr. Buys during the years ended November 30, 2020 and 2019, respectively. The Company also recorded stock-based compensation expense of $16,909 during the years ended November 30, 2020 and 2019, respectively, related to stock options granted to Buys in 2018 to acquire 1,500,000 shares of common stock. See Note 15, “Stock-Based Compensation,” for additional information.

The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by Ganz beginning July 1, 2020. Monthly sublease payments will be equal to 15% of Byrna’s operating costs. No sublease income was received during the year ended November 30, 2020. Sublease payments are scheduled to commence on December 2020.

Related Person Transactions Policy and Procedure

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee is responsible for overseeing the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. In addition, the audit committee will keep the Company’s independent auditors informed of the Committee’s understanding of the Company’s relationships and transactions with related parties that are significant to the company.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by EisnerAmper LLP, the principal accountant for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports for the fiscal year November 30, 2020 of $122,720; and Mayer Hoffman McCann P.C., the principal accountant for the audit of the Company’s financial statements for the fiscal year ended November 30, 2019 of $95,827.

All other fees include professional services rendered by EisnerAmper LLP, for compliance with state and local sales taxes, an analysis of the impact of Internal Revenue Code section 382 on the availability of the Company’s past net operating losses for application against future income taxes.

	2020	2019
Audit Fees	$218,547	$83,012
Audit-Related Fees	—	—
Tax Fees	20,384	—
All Other Fees	—	—
TOTAL	$238,931	$83,012

PART IV

ITEM 15. FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-34.

(2) Financial Statements Schedules

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

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2020 AND 2019

Together with Reports of Independent Registered Public Accounting Firms

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Byrna Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Byrna Technologies Inc. and subsidiaries (the “Company”) as of November 30, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2020, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 18 to the consolidated financial statements, the Company has changed its method of accounting for leases for the year ended November 30, 2020 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as amended.

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

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

New York, New York

February 26, 2021

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

Adoption of New Accounting Standard

As discussed in the notes to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective December 1, 2018, under the modified retrospective method.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred recurring losses and cash shortfalls from operations and is dependent on future financings and revenue streams to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
May 18, 2020

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Amounts expressed in US Dollars)

	November 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$3,175,074	$1,081,900
Restricted cash	6,388,561	—
Accounts receivable, net	834,459	438,255
Inventory, net	4,816,615	959,748
Prepaid expenses and other current assets	1,391,284	377,305
Total current assets	16,605,993	2,857,208

Patent rights, net	810,928	99,002
Deposits for equipment	619,144	196,921
Right-of-use-asset, net	1,200,447	—
Property and equipment, net	1,220,208	321,288
Goodwill	650,787	—
Restricted cash	92,000	92,000
Other assets	16,613	—
TOTAL ASSETS	$21,216,120	$3,566,419
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,629,075	$639,877
Operating lease liabilities, current	257,608	—
Deferred revenue	4,902,087	10,842
Convertible notes payable, net	—	2,758,578
Notes payable, current	75,480	—
Accrued interest	—	266,143
Total current liabilities	11,864,250	3,675,440

Convertible notes payable, non-current	—	1,874,972
Notes payable, non-current	114,820	—
Operating lease liabilities, non-current	828,005	—
Total Liabilities	12,807,075	5,550,412

COMMITMENTS AND CONTINGENCIES (NOTE 20)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 1,391 and 0 shares issued and outstanding, respectively	1	—
Common stock, $0.001 par value 300,000,000 shares authorized, 148,520,227 and 104,021,836 shares issued and outstanding, respectively	148,520	104,022
Additional paid-in capital	58,447,839	36,480,520
Shares to be issued	—	20,000
Treasury stock, at cost, 0 and 3,699,999 shares, respectively	—	(888,000)
Accumulated deficit	(50,215,448)	(37,662,123)
Accumulated other comprehensive income (loss)	28,133	(38,412)

Total Stockholders’ Equity (Deficit)	8,409,045	(1,983,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,216,120	$3,566,419

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in US Dollars)

	Years Ended November 30,
	2020	2019
Net revenue	$16,566,295	$924,419
Cost of goods sold	(9,058,125)	(775,412)
Gross profit	7,508,170	149,007
Operating expenses	11,817,002	3,437,544
LOSS FROM OPERATIONS	(4,308,832)	(3,288,537)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(91,399)	(12,031)
Accretion of debt discounts	(755,401)	(1,120,872)
Interest expense	(233,095)	(414,364)
Loss on extinguishment of debt	(6,026,654)	—
Warrant inducement expense	(845,415)	—
Change in fair value of derivative liabilities	—	426,019
LOSS BEFORE INCOME TAXES	(12,260,796)	(4,409,785)
Income tax provision	292,529	—
NET LOSS	(12,553,325)	(4,409,785)

Foreign exchange translation adjustment for the year	66,545	(4,115)
COMPREHENSIVE LOSS	$(12,486,780)	$(4,413,900)

Net loss per share – basic and diluted	$(0.10)	$(0.04)
Weighted-average number of common shares outstanding during the year – basic and diluted	126,787,466	103,543,833

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts expressed in US Dollars)

	Years Ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,553,325)	$(4,409,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,252,366	218,154
Accretion of debt discounts	755,401	1,120,872
Loss on extinguishment of debt	6,026,654	—
Warrant inducement	845,415	—
Write-down of inventory	553,046	44,786
Change in fair value of derivative liability	—	(426,019)
Issuance of common shares for services	429,582	514,339
Issuance of convertible notes payable for services	—	112,500
Stock to be issued for services	—	20,000
Cancellation of shares for services	—	(19,996)
Issuance of warrants for payment of accrued interest	124,603	249,376
Operating lease costs	138,599	—
Depreciation and amortization	177,181	46,844
Amortization of patent rights	64,873	7,332
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(432,907)	(419,341)
Deferred revenue	4,891,245	—
Inventory	(4,491,329)	(875,413)
Prepaid expenses and other current asserts	(1,022,802)	(226,060)
Other assets	(16,613)	—
Accounts payable and accrued liabilities	5,937,818	270,177
Operating lease liabilities	(250,540)	—
Accrued interest	108,488	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,537,755	(3,772,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent rights	(80,000)	—
Roboro acquisition, net of cash acquired	(488,852)	—
Purchases of property and equipment	(1,426,434)	(245,971)
NET CASH USED IN INVESTING ACTIVITIES	(1,995,286)	(245,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	7,223,979	—
Proceeds from stock option exercises	10,431	—
Proceeds from Roboro sellers for common stock	500,000	—
Proceeds from convertible notes	—	5,068,265
Proceeds from notes payable	190,300	—
Payment of cash for stock to be issued	(20,000)	—
Repayment of notes payable	(136,748)	—
Repayment of secured convertible notes	—	(1,035,930)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,767,962	4,032,335
Effects of foreign currency exchange rate changes	171,304	(22,617)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH FOR THE YEAR	8,481,735	(8,487)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR	1,173,900	1,182,387
CASH AND RESTRICTED CASH, END OF YEAR	$9,655,635	$1,173,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	—	—
INTEREST PAID	988,493	161,595

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 2020, the Company issued 3,866,810 shares of common stock with a value of $696,799 in exchange for patent rights. See Note 10, “Patent Rights.”

In January 2020, the Company issued 498,418 warrants to all noteholders as payment in kind to satisfy $124,603 of accrued interest.

In February 2020, the Company issued 150,000 warrants with a value of approximately $8,000 for marketing services.

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6,950,000 of all its outstanding convertible notes payable which were issued in October 2018, April 2019, May 2019, July 2019, and September 2019, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Convertible Preferred Stock (“Series A Preferred Stock”). As the transaction was accounted for as a debt extinguishment, the shares of Series A Preferred Stock and warrants issued were recorded in equity at fair value of $11,591,623 (before reduction of $29,150 related to issuance costs) and $239,747, respectively. See Note 13, “Convertible Notes Payable.” Note 14 and “Stockholders’ Equity (Deficit)”.

During the year ended November 30, 2019, 3,000,000 shares of outstanding common stock was agreed to be returned to the Company by FinTekk AP, LLC (“FinTekk”) for unused marketing services of $550,000. The $550,000 consists of $888,000 Treasury Stock Receivable, partially offset by $338,000 of the associated Additional Paid-in Capital and is included in Stockholders’ Deficit at November 30, 2019. In January 2020, Fintekk returned 3,699,999 shares associated with the Treasury Stock Receivable recorded in fiscal 2019.

During the year ended November 30, 2019, $2,290,373 of warrants were issued with convertible notes payable.

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Amounts expressed in US Dollars)

	Series A Preferred Stock		Common Stock		Shares to be Issued	Treasury Stock Receivable	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	#	$	#	$	$	$	$	$	$	$
Balance, November 30, 2018	—	$—	101,976,899	$101,977	$—	$—	$33,341,695	(33,252,338)	$(34,297)	$157,037
Issuance of common stock for services	—	—	2,179,875	2,180	—	—	312,159	—	—	314,339
Cancellation of shares			(134,938)	(135)	—	—	(19,861)	—	—	(19,996)
Redemption of stock issued for service	—	—	—		—	(888,000)	338,000	—	—	(550,000)
Issuance of warrants with convertible notes payable	—	—	—	—	—	—	2,290,373	—	—	2,290,373
Stock to be issued	—	—	—	—	20,000	—	—	—	—	20,000
Stock-based compensation for issuance of stock options	—	—	—	—	—	—	218,154	—	—	218,154
Net loss	—	—	—		—	—	—	(4,409,785)	—	(4,409,785)
Foreign currency translation	—	—	—	—	—	—	—	—	(4,115)	(4,115)
Balance, November 30, 2019	—	—	104,021,836	104,022	20,000	(888,000)	36,480,520	(37,662,123)	(38,412)	(1,983,993)
Issuance of common stock pursuant to exercise of stock options	—	—	55,000	55		—	10,376	—	—	10,431
Shares to be issued	—	—	—		—	—	—	—	—	—
Issuance of common stock for services	—	—	877,833	877	—	—	428,705	—	—	429,582
Issuance of common stock for intellectual property	—	—	3,866,810	3,867	—	—	692,932	—	—	696,799
Issuance of common stock – Roboro acquisition	—	—	1,388,889	1,389	—	—	554,167	—	—	555,556
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—	239,747	—	—	239,747
Issuance of Series A preferred stock upon conversion of the convertible notes	1,391	1	—	—	—	—	11,562,472	—	—	11,562,473
Issuance of warrants for payment of accrued interest	—	—	—	—	—	—	124,603	—	—	124,603
Stock—based compensation	—	—	—	—	—	—	1,252,366	—	—	1,252,366
Cancellation of shares	—	—	(3,699,999)	(3,700)	—	888,000	(884,300)	—	—	—
Stock to be issued settled in cash	—	—	—	—	(20,000)	—	—	—	—	(20,000)
Warrant exercises	—	—	42,009,858	42,010	—	—	7,986,251	—	—	8,028,261
Net loss	—	—	—	—	—	—	—	(12,553,325)	—	(12,553,325)
Foreign currency translation	—	—	—	—	—	—	—	—	66,545	66,545
Balance, November 30, 2020	1,391	$1	148,520,227	$148,520	$—	$—	$58,447,839	$(50,215,448)	$28,133	$8,409,045

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

1.

NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a less-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. The Company’s primary product is its .68 caliber handheld personal security device called the Byrna® HD and Byrna® HD magazines and projectiles. The Company manufactures its Byrna HD launchers and magazines at its South African subsidiary, Roboro Industries (“Roboro”), and beginning on October 6, 2020, at its manufacturing facility in Fort Wayne, Indiana. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of its patented and patent pending family of 40mm ammunition and its .68 caliber ammunition. The Company’s 40mm products are its SDI® branded Blunt Impact Projectile 40mm (“BIP®”) line of products.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly-owned subsidiary in Canada, Security Devices International Canada Corp. (“SDI Canada”). SDI Canada was dissolved on December 19, 2019. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”). On May 5, 2020, the Company acquired all the outstanding shares of Roboro, its exclusive manufacturer in South Africa. See Note 5, “Business Combination.”

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to November 30, 2020, the Company had incurred a cumulative loss of $50.2 million. The Company had funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generated $16.6 million in revenue for the year ended November 30, 2020 but continues to incur a loss from operations. It still is expected to incur significant losses before the Company’s revenues sustains its operations. In addition, for the year ended November 30, 2020 the Company generated cash flows from operations of $2.5 million. The Company’s future success was dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

The rapid growth of revenues and development of the production capacity to support them have substantially improved the Company’s operations and financial condition during the year ended November 30, 2020. Sales increased by $15.6 million in fiscal 2020 as compared to fiscal 2019, and cash and restricted cash has increased by approximately $8.5 million. On January 19, 2021, the Company entered into a $5,000,000 revolving line of credit, secured by the Company’s accounts receivable and inventory and another $1,500,000 line of credit, secured by the Company’s equipment, with a bank. See Note 24, “Subsequent Events” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended November 30, 2020 and 2019 include the accounts of the Company and its subsidiaries SDI Canada through the date of its dissolution, Byrna South Africa, and Roboro since the date of its acquisition. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the year ended November 30, 2020.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about collection of accounts receivable and the reserve for doubtful accounts, stock-based compensation expense, fair value of equity instruments, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, estimates for warranty costs, and useful life of fixed assets.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

b)	Business Combinations

Business combinations are accounted for at fair value. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit. If the Company concludes, based on the qualitative assessment, that a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. At August 31, 2020, the Company determined that there was no impairment of goodwill.

c)	Restricted Cash

The Company’s restricted cash – current was $6,388,561 and $0 at November 30, 2020 and 2019, respectively. This amount is due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards or PayPal. The Company’s long-term restricted cash of $92,000 at November 30, 2020 and 2019, respectively, consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its November 2019 lease agreement.

d)	Allowance for Doubtful Accounts Receivable

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectibility, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts at November 30, 2020 and 2019 was $12,191 and $0, respectively.

e)	Inventories

Inventories are principally comprised of raw materials and finished goods, and are valued at the lower of cost or net realizable value with cost being determined on the first-in, first-out basis. The Company reviews inventories for obsolete items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value. Inventory costs include labor, overhead, subcontracted manufacturing costs and inbound freight costs.

f)	Property and Equipment

Property and equipment are recorded at cost, and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the Consolidated Statements of Operations and Comprehensive Loss. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

g)	Patent Rights

The perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the cost of patent rights is capitalized and amortized over the estimated useful life, currently estimated to be 15 years.

h)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2020 and 2019, respectively.

i)	Convertible Notes Payable

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

j)	Fair Value of Financial Instruments

The Company determines fair value based on its accounting policy for fair value measurement (i.e. exit price that would be recovered for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). See note 4 (t). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures. Convertible debt issued is initially recognized at fair value. Derivative liabilities are measured at fair value at each reporting period and convertible debt is subsequently measured at amortized cost.

k)	Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as security companies and law enforcement agencies, and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions. The Company’s returns under warranties have been immaterial. In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and is offering customers a free factory service update for their launchers. The company accrued a $195,000 reserve for the possible costs related to updating affected launchers.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

The Company also has a 60-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 60 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 60-day money back guarantee have been immaterial.

The Company excludes from revenue taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Shipping and handling costs that occur after control of goods has been transferred to the customer and that are not billed to the customer are accounted for as fulfillment costs and are included in cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Loss and are recognized when the product is shipped to the customer. Shipping and handling costs included in cost of goods sold were $1,375,827 and $21,487 during the years ended November 30, 2020 and 2019, respectively. Costs to obtain a contract consist of commissions paid to employees and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Commissions were $565,393 and $0 for the years ended November 30, 2020 and 2019, respectively.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, inspection costs and the shipping and handling costs.

Contract Liabilities

Deferred revenue primarily relates to unfulfilled e-commerce orders for the years ended November 30, 2020 and 2019.

l)	Advertising

Advertising related costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Advertising expenses were $1,047,605 and $366,786 during the years ended November 30, 2020 and 2019, respectively.

m)	Research and Development

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. R&D costs were $43,992 and $158,105 during the years ended November 30, 2020 and 2019, respectively.

n)	Incomes Taxes

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2020 and 2019, the Company has not recorded any uncertain tax positions in our financial statements.

If incurred, the Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2020 and 2019, no accrued interest or penalties related to income taxes are included in the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2017, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

On March 27, 2020, then President Trump signed into law the $2 trillion bipartisan CARES Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance for deferred tax assets, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

o)	Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year and the conversion feature of convertible notes payable.

p)	Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options, restricted stock units, and incentive warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during either the expected term or the contractual term. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Statements of Operations and Comprehensive Loss based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant by using either the Black-Scholes, Binomial Lattice, or the quoted stock price on the date of grant, unless the awards are subject to market conditions in which case we use the Monte Carlo simulation model. Due to the Company’s limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14. The expected term for stock options granted to non-employees is equal to the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

q)	Foreign Currency Transactions

Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is recorded as other income (expense), in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

r)	Foreign Currency Translation

The Company maintains its books and records in U.S. Dollars, which is its functional and reporting currency. Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into U.S. Dollars at period-end exchange rates. Income and expenses are translated into U.S. Dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).
s)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments.

t)	Fair Value Measurement

The Company follows a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

●     Level 1- Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

●     Level 2- Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

●     Level 3-Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

u)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. For public companies, the standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on December 1, 2019, or the effective date, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Upon adoption, the Company recorded lease liabilities of $65,136 and right-of-use assets of $65,136 on the balance sheet as of December 1, 2019.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This update became effective for the Company on December 1, 2018, including interim periods. The Company adopted and will apply the update prospectively to any award modifications.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. The Company adopted ASU 2018-07 in the first quarter of fiscal 2020 prospectively, which has not had a material impact on its financial statements for share-based payments issued to nonemployees during fiscal 2020.

Accounting Pronouncements Issued but Not Adopted

In 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in December 2023 as long as it remains a smaller reporting company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in the first quarter of 2024. Early adoption is permitted. The Company will apply this update upon adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The guidance improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and added certain disclosures. ASU 2018-13 will be effective for the Company the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

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

5.	BUSINESS COMBINATION

On May 5, 2020, the Company acquired 100% of the equity interests in Roboro, its exclusive manufacturer in South Africa, in order to reduce its dependence on third parties for production. As a result of this acquisition, the Company now directly operates its sole manufacturer in South Africa.

The acquisition date fair value of the consideration was $557,566, including $500,000 paid in cash. In addition, Roboro’s sellers purchased 1,388,889 shares of the Company’s common stock for $500,000 at a contractual price of $0.36 per share. These shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. The fair market value of the common stock of $555,556 was based on the stock’s closing price of $0.40 on May 5, 2020. The difference between the fair market value plus $2,010 of transaction costs and the amount paid, was treated as an additional consideration for the acquisition.

The estimated fair value of assets acquired and liabilities assumed on May 5, 2020 is as follows:

Property and equipment	$67,017
Goodwill	650,787
Right-of-use asset, net	54,425
Loan payable	(122,548)
Operating lease liability, current	(35,191)
Operating lease liability, noncurrent	(19,234)
Other net asset (liabilities)	(37,690)
Net Assets	$557,566

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

The Company was required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values was recorded as goodwill. The goodwill recognized was attributable primarily to expected synergies and the assembled workforce of Roboro. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Management finalized its valuation analysis during the fourth quarter of 2020.

6.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the year ended November 30, 2020 and 2019 are summarized below. The associated performance obligations are expected to be satisfied during the year ended November 30, 2021.

Deferred Revenue
Deferred revenue balance, November 30, 2018	$—
Net additions to deferred revenue	10,842
Deferred revenue balance, November 30, 2019	10,842
Net additions to deferred revenue	18,825,995
Reductions in deferred revenue for revenue recognized during the fiscal year	(13,934,750)
Deferred revenue balance, November 30, 2020	$4,902,087

Accounts receivable at November 30, 2020 primarily relates to sales of the new Byrna® HD to several large distributors.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by product type and distribution channel:

	Years Ended November 30,
Product type	2020	2019
Byrna® HD	$16,322,482	$850,404
40mm	243,813	74,015
Total	$16,566,295	$924,419

	Years Ended November 30,
Distribution channel	2020	2019
Wholesale (dealer/distributors and large end-users)	$2,952,825	$602,838
E-commerce	13,613,470	321,581
Total	$16,566,295	$924,419

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets:

	November 30,
	2020	2019
VAT receivables	$572,086	$147,457
Advance payment for inventory	676,744	7,470
Prepaid legal fees	—	55,862
Prepaid insurance	16,114	—
Security deposit – MA lease	—	92,000
Other	126,340	74,516
Total	$1,391,284	$377,305

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

8.	INVENTORY
The following table summarizes inventory as of November 30, 2020 and 2019, respectively.

	November 30, 2020	November 30, 2019
Raw materials	$2,900,550	$449,767
Work in process	302,239	32,098
Finished goods	1,613,826	477,883
Total	$4,816,615	$959,748

Inventory at November 30, 2020 and 2019, primarily relates to the Byrna® HD Personal Security Device.

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation as of November 30, 2020 and 2019, respectively.

	November 30,
	2020	2019
Computer equipment and software	$203,829	$116,348
Furniture and fixtures	105,371	20,998
Leasehold improvements	143,503	26,471
Molds	1,324,167	507,347
	1,776,870	671,164
Less: accumulated depreciation	556,662	349,876
Total	$1,220,208	$321,288

The Company recognized $177,181 and $46,844 in depreciation expense during the years ended November 30, 2020 and 2019, respectively.

At November 31, 2020 and 2019, the Company deposited $619,144 and $196,921, respectively, with vendors primarily for supply of molds and equipment where the vendors have not completed supply of these assets.

10.

PATENT RIGHTS

On April 13, 2018, the Company entered into a purchase and sale agreement with Buys, its CTO, pursuant to which the Company purchased certain intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $776,799, consisting of the Second Payment of $696,799 through the issuance of 3,866,810 shares of common stock and Final Payment of $80,000 in cash. The Final Payment was paid during the quarter ended May 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

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

The patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years. The Company amortized $64,873 and $7,332 during the years ended November 30, 2020 and 2019, respectively.

The below table summarizes amortization of the Company’s patents as of November 30, 2020 for the next five years and thereafter:

Fiscal Year
2021	$64,874
2022	64,874
2023	64,874
2024	64,874
2025	64,874
Thereafter	486,558
Total	$810,928

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	November 30,
	2020	2019
Trade payables	$3,475,238	$600,878
Accrued sales and use tax	1,050,051	—
Payroll accrual	903,576	—
Commissions	375,123	—
Accrued professional fees	216,660	—
Warranty	268,453	—
Other accrued liabilities	339,974	38,999
	$6,629,075	$639,877

12.	NOTES PAYABLE

Paycheck Protection Program (“PPP”) Loan

On May 4, 2020, the Company received loan proceeds of $190,300 under the PPP. The PPP, which was established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times certain average monthly payroll expenses of the qualifying business. The loan and accrued interest, or a portion thereof, may be forgiven after 24 weeks so long as the borrower uses the loan proceeds for eligible purposes including payroll, benefits, rent, mortgage interest and utilities, and maintains its payroll levels, as defined by the PPP. At least 60% of the amount forgiven must be attributable to payroll costs, as defined by the PPP.

The PPP loan matures in two years from the date of first disbursement of proceeds to the Company (the “PPP Loan Date”) and accrues interest at a fixed rate of 1%. Payments are deferred for at least the first six months and payable in 18 equal consecutive monthly installments of principal and interest commencing upon expiration of the deferral period of the PPP Loan Date.

As of November 30, 2020, the current and long-term portion of the loan were $75,480 and $114,820, respectively. See Note 24, “Subsequent Events,” for additional information.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

Roboro Acquisition Note

As part of the Roboro acquisition, the Company assumed a loan payable to a former director of Roboro which is payable within four months of the May 5, 2020 acquisition date and accrued interest at a rate of 7.00%. The loan had a fair value of $122,548 (2,261,564 South African rand) at the acquisition date. This note was repaid during the year ended November 30, 2020. Interest expense for year ended November 30, 2020 was approximately $600.

13.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net (current) aggregated $0 and $2,758,578 at November 30, 2020 and 2019, respectively. Convertible notes payable (noncurrent) aggregated $0 and $1,874,972 at November 30, 2020 and, 2019, respectively. Effective April 8, 2020, the Company exchanged an aggregate of approximately $6,950,000 of all its outstanding convertible notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock at an original issue price of $5,000. Accretion of debt discounts incurred through conversion for the year ended November 30, 2020 totaled $0.8 million, and related interest expense for the same period totaled $0.2 million. As the debt was convertible to shares of common stock, whereas shares of Series A Preferred Stock were issued, the Company evaluated ASC 405-20, Extinguishments of Liabilities (“ASC 405-20”). Pursuant to ASC 405-20, a liability has been extinguished if either of the following conditions is met (a) the debtor pays the creditor and is relieved of its obligation for the liability and (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. As both conditions were met, the transaction was accounted for as a debt extinguishment and the Company recorded a $6,026,657 loss on extinguishment of debt which represented the difference between:

(i)	the carrying value of the notes, net of unamortized discounts, of $5,430,082 plus accrued interest of $374,631; and

(ii)	the fair value of the consideration transferred (Series A Preferred Stock and warrants) of $11,831,370. See Note 14, “Stockholders Equity (Deficit),” for additional information.

At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the notes were issued, the Company also issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes. See Note 14, “Stockholders’ Deficit,” for additional information.

April/May 2019 Notes

On April 22, 2019 and May 20, 2019, the Company entered into a securities purchase agreement with several accredited investors to sell a total of 2,080,265 units, for aggregate principal of $2,080,265, with each $1,000 unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “April/May 2019 Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023. The April/May 2019 Notes are secured secondarily by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the April/May 2019 Notes meet the definition of conventional convertible debt and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the April/May 2019 Notes, the Company issued the holders warrants to purchase the common stock. The warrants are exercisable until October 23, 2023 for 8,321,060 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements. As a result of the repayment of the November 2016 Subordinate Secured Debentures on May 31, 2019, the April/May 2019 Notes entered senior security position.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $888,444 and the balance of the convertible debt for $1,191,821. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 72.35% during fiscal 2019. During the year ended November 30, 2019, the Company recorded $457,570 of interest from the accretion of the discount. In addition, the Company recorded interest expense of $123,726 for the year ended November 30, 2019. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount did not result in a beneficial conversion feature because the effective conversion price was equal to the Company’s stock price on the date of issuance.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

October 2018 Notes

On October 22, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors to sell 1,275.0 units, for aggregate principal of $1,275,000, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “October 2018 Notes”) due April 15, 2020, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five year anniversary of the issuance. These notes are secured secondarily by all of the Company assets and accrue interest at 10% per annum, payable in cash at maturity. As a result of the repayment of the November 2016 Subordinate Secured Debentures on May 31, 2019, these convertible notes entered senior security position. The principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The October 2018 Notes embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the October 2018 Notes meet the definition of conventional convertible debt and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the October 2018 Notes, the Company issued the holders warrants to purchase the common stock. The warrants are exercisable until October 23, 2023 for 5,100,000 of shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $524,089 and the balance of the convertible debt was $750,911. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. During the year ended November 30, 2019, the Company recorded $413,702 in accretion, which includes the $95,584 adjustment related to the correction of a 2018 error. The initial 2018 accounting for the October 2018 Notes concluded that, based on the Company’s initial interpretation of the debt agreement and therefore, the conversion feature in the agreement required classification and measurement as a derivative financial instrument. During 2019, the Company re-evaluated the terms of the agreement and determined that the underlying notes did not contain any embedded terms or features that require classification as derivatives and the calculation of the effective conversion amount did not result in a beneficial conversion feature. The Company evaluated the consolidated financial statement impact in each of the previously filed annual and quarterly reporting periods and concluded that the correction is quantitatively and qualitatively immaterial to its previously filed consolidated financial statements. Since the derivative liability at November 30, 2018 should have been $0, the $95,584 impact related to the year ended November 30, 2018 Statement of Operations and Comprehensive Loss is reflected in the line, “Accretion of debt discounts” in the Consolidated Statement of Operations and Comprehensive Loss for the year ended November 30, 2019. In recording the adjustment to accretion of debt discounts, the $426,019 gain reported in the line “Changes in fair value of derivative liabilities” in the Consolidated Statement of Operations and Comprehensive Loss for the year ended November 30, 2019, represents changes to derivative liability associated with the December 7, 2016 CAD$1,363,000 Series B secured convertible debentures.

In addition, the Company recorded interest expense of $124,356 for the year ended November 30, 2019. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 50.54% during fiscal 2019. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount did not result in a beneficial conversion feature because the effective conversion price was equal to the Company’s stock price on the date of issuance.

Subordinated Secured Debentures

The CAD $1,363,000 ($1,015,026) of Series B Secured Convertible Debentures (“Subordinate Secured Debentures”) were issued pursuant to a Trust Indenture agreement dated December 7, 2016 (the “Indenture”) in exchange for the Unsecured Debentures in equal principal amount and an additional CAD $36,000 ($26,640) of Series B Secured Convertible Debentures were issued pursuant to the Indenture in payment of accrued interest. These debentures matured on June 6, 2019 and accrued interest at 12% per annum, payable semi-annually. The debentures were secured by all of the Company’s assets. The principal amount, plus accrued interest, could have been converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.24 (CAD $0.31) per share, subject to anti-dilution protection with a minimum conversion price of $0.135 and for capital reorganization events. The debentures also embodied certain traditional default provisions that were linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the embedded conversion option was not indexed to its stock. The embedded conversion option was subject to classification in the financial statements in liabilities at fair value both at inception and subsequently. The Company evaluated the terms and conditions of the debentures and determined that the conversion feature required classification and measurement as derivative financial instruments. Accordingly, the evaluation resulted in the conclusion that this derivative financial instrument required bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments required evaluation at each report date.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

The following table reflects the allocation of the purchase on December 7, 2016:

Subordinate Secured Debentures	Face Value
(CAD $1,399,000)	$1,041,835
Proceeds	1,041,835
Compound embedded derivative	(285,612)
Carrying value	$756,223

Effective May 31, 2019, the Company repaid these debentures for CAD $1,399,000 ($1,035,930) plus accrued interest.

Discounts (premiums) on the Subordinate Secured Debentures arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to CAD $98,924 ($73,201) during the year ended November 30, 2019. During the year ended November 30, 2019, the Company recorded interest expense of $67,007.

September 2019 Notes

On September 16, 2019, the Company entered into a securities purchase agreement with two investors to sell a total of 818.0 of units, for aggregate principal of $818,000, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “September 2019 Notes”) due June 30, 2021, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The September 2019 Notes are secured pari passu with the October 2018, April/May 2019 and July 2019 Notes, by all of the Company’s assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the September 2019 Notes meet the definition of conventional convertible debt and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the September 2019 Notes, the Company issued the holders warrants to purchase the Company’s common stock. The warrants are exercisable until January 22, 2024 for 3,272,000 shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $363,846 and the balance of the convertible debt was $454,154. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 47.40% during fiscal 2019. During the year ended November 30, 2019, the Company recorded $37,943 in interest from the accretion of the discount. In addition, the Company recorded interest expense of $16,808 for the year ended November 30, 2019. The Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount did not result in a beneficial conversion feature because the effective conversion price was equal to the Company’s stock price on the date of issuance.

July 2019 Notes

On July 22, 2019, the Company entered into a securities purchase agreement with several investors to sell a total of 2,282.5 units, for aggregate principal of $2,282,500, with each $1,000 of unit consisting of (i) a $1,000 10% interest convertible promissory note (collectively the “July 2019 Notes”) due June 30, 2021, convertible into the Company’s common stock at a conversion price of $0.15 per share, and (ii) four thousand (4,000) warrants each exercisable for one share of common stock at an exercise price of $0.25 per share on or before January 22, 2024. The July 2019 Notes are secured pari passu with the October 2018 and April/May 2019 Notes, by all of the Company’s assets and accrue interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of common stock at a conversion price of $0.15 per share. The note embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company concluded that the July 2019 Notes meet the definition of conventional convertible debt and the embedded conversion option is not subject to bifurcation and classification in the financial statements in liabilities at fair value. In connection with the issuance of the July 2019 Notes, the Company issued the holders warrants to purchase the Company’s common stock. The warrants are exercisable until January 22, 2024 for 9,130,000 shares at a purchase price of $0.25 per share. The Company concluded that the warrants are indexed to the stock and, accordingly, the analysis resulted in the conclusion that these warrants achieved equity classification in the financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

The Company accounted for this transaction as a financing transaction, wherein the net proceeds received were allocated to the financial instruments issued which resulted in a discount. The warrants were valued at $1,038,081 and the balance of the convertible debt was $1,244,419. The discount is being charged to interest and is being accreted over the term of the note using the effective interest method. The effective interest rate on the liability component, inclusive of the contractual rate and the accretion of the discount, was 45.79% during fiscal 2019. During the year ended November 30, 2019, the Company recorded $138,456 in interest from the accretion of the discount. In addition, the Company recorded interest expense of $81,920 for the year ended November 30, 2019. The Company was required to consider whether the hybrid contract embodied a BCF. The calculation of the effective conversion amount did not result in a beneficial conversion feature because the effective conversion price was equal to the Company’s stock price on the date of issuance.

The Company was in compliance with all applicable financial and non-financial covenants under its financing arrangements as of November 30, 2019.

14.	STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6,950,000 of all its then-outstanding convertible notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock (the “Exchange”). As the Exchange was accounted for as a debt extinguishment, the shares of Series A Preferred Stock were recorded at fair value of $11,591,623 (before reduction of $29,150 related to issue costs) based on a per share fair value of $8,333. The per share fair value was determined using the number of common stock shares in a conversion (33,333 = $5,000 original issue price divided by $0.15 conversion price) multiplied by the $0.25 market price of a share of common stock. See the “Warrants” section below and Note 13, “Convertible Notes Payable and Derivative Liabilities,” for additional information.

Each share of Series A Preferred Stock has a $5,000 issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Series A Preferred Stock as, when and if declared by the Board. As the Company will likely not pay the dividends in cash, and instead, the unpaid accrued dividends will be settled upon conversion to shares of common stock, the Company will record dividends distributable at the contractual dividend rate upon declaration. The dividends are cumulative and shall accrue starting from the April 8, 2020 issuance date. Dividends distributable of $0.4 million at November 30, 2020, have not yet been declared by the Board.

Each share of Series A Preferred Stock is convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Series A Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to the Company’s common stock, including stock splits, stock dividends and similar transactions. Holders of Series A Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company. Holders may convert their shares of Series A Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Series A Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Series A Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Series A Preferred Stock outstanding, the Company is required to obtain the consent of the holders of the Series A Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $250,000 in the aggregate. In addition, the Company agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock in due course following the Exchange.

Warrants

Upon the April 2020 closing of the Exchange, in accordance with the security purchase agreements, as amended, pursuant to which the convertible notes were issued, the Company issued 1,498,418 warrants to the holders reflecting 4,000 warrants for each $1,000 of unpaid interest accrued on the Notes. The Warrants are exercisable for one share of common stock at an exercise price of $0.25 per share on or before either October 22, 2023 (for Warrants issued for interest accrued on convertible notes issued in October 2019, April 2019 and May 2019) or January 22, 2024 (for warrants issued for interest accrued on convertible notes issued in July 2019 and September 2019 and related January 2020 Notes). As the transaction was accounted for as a debt extinguishment (See Note 13, “Convertible Notes Payable and Derivative Liabilities,” for additional information), the warrants were recorded at fair value of $239,747 using a Monte Carlo simulation model.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

During January 2020, the Company issued 498,418 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of convertible notes with a face value of $124,603 together with 4,000 warrants for every $1,000 of accrued interest to satisfy $124,603 of accrued interest that was payable through October 31, 2019. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before October 22, 2023.

During February 2020, the Company also issued 150,000 warrants as payment to a consultant for marketing services. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before February 5, 2021. See Note 15, “Stock-Based Compensation,” for additional information.

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

During the year ended November 30, 2019, the Company also issued 750,000 incentive warrants each to two consultants to purchase common shares. The warrants are each exercisable for one share of common stock at an exercise price of $0.155 per share on or before December 3, 2021. See Note 15, “Stock-Based Compensation,” for additional information.

The assumptions that the Company used to determine the grant-date fair value of warrants granted for the years ended November 30, 2020 and 2019 were as follows:

	2020	2019
Risk free rate	0.35 – 1.57%	1.69 – 3.05%
Expected dividends	0%	0%
Expected volatility	98.28 – 109.93%	150 – 159%
Expected life	3.54 – 3.77 years	4.35 – 5 years
Market price of the Company's common stock on date of grant	$0.25	$0.14 – 0.16
Exercise price	$0.25	$0.25

Based on the Company’s stock price, provisions allowing for early termination of outstanding warrants issued in connection with the Company’s October 2018 financing were triggered on October 23, 2020. On October 25, 2020, the Company notified holders of the October 2018 warrants exercisable at $0.25 that it was exercising its early termination right and that the respective warrants would expire November 27, 2020. Between October 25, 2020 and November 27, 2020, holders of 1,890,787 warrants issued during the October 2018 financing and outstanding as of October 25, 2020 exercised warrants for 1,890,787 shares of common stock, generating approximately $470,000.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

Based on the Company’s stock price, provisions allowing for early termination of two issuances of outstanding warrants issued in connection with the Company’s 2017 financing were triggered on May 29, 2020 and June 1, 2020, respectively. On June 3, 2020, the Company notified holders of 572,354 warrants exercisable at $0.15 that it is exercising its early termination right and that the respective warrants would expire July 3, 2020. On June 8, 2020, the Company notified holders of 17,773,881 warrants exercisable at $0.18 that it is exercising its early termination right and that the respective warrants would expire on August 31, 2020. Between June 1, 2020 and August 31, 2020, all holders of these 18,346,235 warrants issued during the 2017 financing and outstanding as of June 1, 2020 exercised those warrants for 18,346,235 shares of common stock, generating approximately $3,300,000. An additional 992,614 warrants that were issued in connection with the Company’s 2018 and 2019 private placements and exercisable at $0.25 were also exercised for 992,614 shares of common stock, raising approximately $200,000. In addition, in July 2020 a former consultant exercised 750,000 warrants exercisable at $0.155 pursuant to an agreement with the Company providing for cashless exercise of those warrants and resulting in the issuance of 683,190 shares of common stock.

During May 2020, a warrant holder exercised 117,925 warrants for 117,925 shares of common stock at an exercise price of $0.18 per warrant for proceeds of approximately $21,000.

During March 2020, the Company raised approximately $3,200,000 through early warrant exercises, where 19,979,107 warrants were exercised for 19,979,107 shares of common stock. These warrants were issued on October 22, 2018, April 22, 2019, May 20, 2019, July 22, 2019, September 16, 2019 and January 15, 2020. The warrant exercise price was reduced from $0.25 to $0.16 per warrant to induce warrant holders to exercise. The Company recorded warrant inducement expense of $845,415 during the year ended November 30, 2020, which represents the difference between fair value at the reduced price of $0.16 per warrant and fair value at the contractual price of $0.25. The fair values of the warrants at $0.16 and $0.25 were determined using a Monte Carlo simulation model.

The following table summarizes warrant activity, which includes the incentive warrants, for the year ended November 30, 2020:

	Number of Warrants	Weighted-Average Exercise Price $

Outstanding, November 30, 2018	26,041,160	0.19
Granted	22,223,058	0.25
Expired	(2,476,999)	(0.16)
Outstanding, November 30, 2019	45,787,219	0.22
Granted	2,146,836	0.25
Exercised	(42,076,668)	(0.21)
Outstanding, November 30, 2020	5,857,386	0.24

Exercisable, November 30, 2020	5,857,386	0.24
Exercisable. November 30, 2019	45,037,219	0.22

The warrants outstanding at the end of the year had weighted-average remaining contract lives as follows:

	2020	2019
	(years)	(years)
Total outstanding warrants	2.82	3.55
Total exercisable warrants	2.82	3.50

Shares to be Issued

On June 8, 2020, the Company issued 72,000 shares of the Company’s common stock to an employee for services rendered through May 31, 2020. As the stock price was $0.60 on the date the shares of common stock were issued, the Company recognized payroll expense on shares to be issued of $43,200. The Company maintained an amount of $20,000 in shares to be issued, which represented an obligation to issue shares to former employee. During November 2020, the former employee elected to settle the amount due for the services rendered in cash, resulting in no future obligation to issue shares at November 30, 2020.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

15.	STOCK-BASED COMPENSATION

2017 Plan

The Company grants stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). The maximum number of common stock which may be reserved for issuance under the 2017 plan is 18,993,274. The 2017 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, and other stock-based awards may be granted. Persons eligible to receive awards under the 2017 Plan are employees, officers, directors, and consultants of the Company. Awards are at the discretion of the Compensation Committee.

Stock Options

During the years ended November 30, 2020 and 2019, the Company granted options to purchase 4,342,500 shares and 120,000 shares, respectively, of common stock to its employees and directors. Those granted during the year ended November 30, 2020, 3,417,500 options vested immediately and 925,000 options will vest over three years. The Company recorded stock-based compensation expense for options granted to its employees and directors of $675,545 and $31,530 during the years ended November 30, 2020 and 2019, respectively.

During the years ended November 30, 2020 and 2019, the Company granted options to purchase 193,000 shares and 0 shares, respectively, of common stock to non-employees. Those granted during the year ended November 30, 2020, 110,000 options vested immediately and 83,000 options will vest over one year. The Company recorded stock-based compensation expense for options granted to non-employees of $25,318 and $0 during the years ended November 30, 2020 and 2019, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended November 30, 20120 and 2019 were as follows:

Employee, Director and Non-Employee (Black-Scholes option pricing model)

	2020	2019
Risk free rate	0.00 – 1.68%	2.00%
Expected dividends	0%	0%
Expected volatility	118 - 144%	133%
Expected life	2 - 5 years	5 years
Market price of the Company’s common stock on date of grant	$0.19 – 1.48	$0.14
Exercise price	$0.19 – 1.50	$0.14

The following table summarizes option activity under the 2017 Plan during the year ended November 30, 2020:

	Stock	Weighted-Average Exercise Price Per Stock Option
	Options	CDN$	USD$
Outstanding, November 30, 2018	6,376,667	0.22	(0.18)
Granted	120,000	0.19	(0.14)
Expired	(1,270,000)	0.37	(0.28)
Cancelled	(2,315,000)	0.22	(0.17)
Outstanding, November 30, 2019	2,911,667	0.19	0.14
Granted	4,535,500	0.42	0.33
Expired	(212,500)	(0.28)	(0.21
Exercised	(55,000)	(0.25)	(0.19
Cancelled	(120,000)	(1.79)	(1.38
Outstanding, November 30, 2020	7,059,667	0.24	0.31

Exercisable, November 30, 2020	5,059,667
Exercisable, November 30, 2019	1,411,667

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

The stock options outstanding at the end of the year had weighted-average contractual life as follows:

	2020	2019
	(years)	(years)
Total outstanding options	3.76	4.3
Total exercisable options	3.53	3.1

Incentive Warrants

During the year ended November 30, 2019, the Company issued 750,000 incentive warrants each to two consultants to purchase common shares. The warrants were issued outside of the 2017 Plan and became fully vested in December 2019. In July 2020, the Company’s Board approved and the Company entered into an agreement with one of the consultants to allow a cashless exercise of 750,000 warrants at $0.155, resulting in the issuance of 683,190 common shares of the Company’s stock. See Note 14, “Shareholders’ Equity (Deficit),” for additional information.

During the year ended November 30, 2020, the Company issued 150,000 incentive warrants valued at $7,969 with an exercise price of $0.25 per warrant in exchange for services to a marketing consultant to purchase common shares. The incentive warrants were issued outside of the 2017 Plan and were fully vested at issuance.

Stock-based compensation expense for the warrants for the years ended November 30, 2020 and 2019 was $15,434 and $0, respectively.

Incentive Warrant Valuation

The assumptions that the Company used to determine the grant-date fair value of incentive warrants granted for the years ended November 30, 2020 and 2019 were as follows:

(Black-Scholes option pricing model)

	2020	2019
Risk free rate	1.47%	2.00%
Expected dividends	0%	0%
Expected volatility	57%	149%
Expected life	1.1 years	3 years
Market price of the Company’s common stock on date of grant	$0.22	$0.16
Exercise price	$0.25	$0.16

2020 Plan

On October 23, 2020, the Company adopted the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 25,000,000. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Equity Incentive Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

Restricted Stock Units

Effective August 31, 2020, the Company granted the Chief Executive Officer 9,000,000 restricted stock unit awards (“RSUs”) under the 2020 Equity Incentive Plan. The RSUs shall have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $2.00 on a 20-day volume weighted average closing price (“VWAP”), the second one-third of the RSUs will be triggered when the Company’s stock trades above $3.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $4.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

During the year ended November 30, 2020, the Company granted employees 6,735,000 restricted stock unit awards (“RSUs”) under the 2020 Equity Incentive Plan. The RSUs shall have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs are not subject to any performance trigger, the second one-third of the RSUs will be triggered when the Company’s stock trades above $3.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $4.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest.

Stock-based compensation expense for the RSUs for the years ended November 30, 2020 as $536,069.

RSU Valuation

The assumptions that the Company used to determine the grant-date fair value of RSUs granted for the year ended November 30, 2020 were as follows:

(Monte Carlo simulation model)

2020
Risk free rate	0.26%
Expected dividends	0.00%
Expected volatility	121%
Expected life	3 years
Market price of the Company’s common stock on date of grant	$1.41 – 1.58
Exercise price	$1.41 – 1.58

The following table summarizes the RSU activity during the year ended November 30, 2020:

	RSUs	Weighted-Average Exercise Price

Outstanding, November 30, 2019	—	—
Granted	15,735,000	1.55
Outstanding, November 30, 2020	15,735,000	1.55
Exercisable, November 30, 2020	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense of $1,252,366 and $218,154 for the years ended November 30, 2020 and 2019, respectively, were recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

As of November 30, 2020 and 2019, there was $7,720,448 and $30,715, respectively, of unrecognized expense related to non-vested stock-based compensation arrangements granted. The weighted-average period over which total compensation cost related to non-vested awards not yet recognized is expected to be recognized is 2.77 and 1.4 years as of November 30, 2020 and 2019, respectively.

16.	EARNINGS PER SHARE

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

	November 30,
	2020	2019
Series A Preferred Stock	46,366,490	—
Warrants	5,857,386	45,787,219
Stock Options	7,059,667	2,911,667
Restricted Stock	15,735,000	—
Total	75,018,543	48,698,886

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

17.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $204,813 and $8,333 for royalties due to Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”) during the years ended November 30, 2020 and 2019, respectively. The Company also recorded stock-based compensation expense of $16,909 during the years ended November 30, 2020 and 2019, respectively, related to stock options granted to Buys in 2018 to acquire 1,500,000 shares of common stock. See Note 15, “Stock-Based Compensation,” for additional information.

The Company issued 805,883 and 1,744,937 shares of common stock for $386,382 and $272,339 for services to its directors and management during the year ended November 31, 2020 and 2019, respectively. During the year ended November 30, 2019, the Company expensed a total of $51,876 related to 360,000 shares of common stock issued for services provided by a former director of the Company. The Company issued 3,866,810 shares of common stock with a value of $696,799 in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the year ended November 30, 2020. See Note 10, “Patent Rights,” for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,000 per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), President and, effective April 1, 2019, CEO of the Company. This lease was terminated June 30, 2020. The Company expensed $16,960 and $23,600 for these items during the years ended November 30, 2020 and 2019, respectively.

The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by Ganz beginning July 1, 2020. Monthly sublease payments will be equal to 15% of the Company’s operating costs. Sublease payments are scheduled to commence in December 2020.

During the year ended November 30, 2019, current directors and officers of the Company participated in the April 22, 2019, May 20, 2019 and July 22, 2019 financing for 316 units for total proceeds of $315,588 of which $95,000 was issued to officers for services rendered.

There were no payables due to related parties as of November 31, 2020 and 2019.

18.	LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on December 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid rent. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

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

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company had entered into a real estate lease for office space in Wilmington/Andover, Massachusetts. The Company was involved in the construction and design of the space and incurred construction costs, subject to an allowance for tenant improvements of $210,490. The lease expiration date is August 31, 2026. The base rent is $114,180 per year, subject to an annual upward adjustment. The lease commencement date, for accounting purposes, was reached in April 2020 when the Company was granted access to the premises and therefore the lease is included in the Company’s operating lease right-of-use asset and operating lease liabilities as of April 2020.

The Company leases office and warehouse space in South Africa. The base rent is approximately $3,700 per month. The lease expired on November 30, 2020. The Company is currently negotiating a new lease to rent the office and warehouse space. Beginning December 2020, the Company is operating under a month to month lease with base rent of approximately $4,200 until the terms of the lease are finalized.

The Company leases real estate in Fort Wayne Indiana. The lease expires on February 28, 2022. The base rent is $2,540 per month. During July 2020, the Company entered into a lease for warehouse space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is $7,740 per month.

During August 2020, the Company entered into a real estate lease for office space in Las Vegas, Nevada. The lease expires on August 31, 2022. The base rent is $4,461 per month.

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

As of November 30, 2020, right-of-use assets of $1,200,447, current lease liabilities of $257,608, and non-current lease liabilities of $828,005 are reflected in the accompanying Consolidated Balance Sheets. The elements of lease expense were as follows:

November 30,2020
Lease Cost:
Operating lease cost	$198,402
Short-term lease cost	24,560
Variable lease cost	8.696
Total lease cost	$231,658

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$309,642
Operating lease liabilities arising from obtaining right-of-use assets	$1,336,153

Operating Leases:
Weighted-average remaining lease term (in years)	4.9 years
Weighted-average discount rate	8.4%

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

Future lease payments under non-cancelable operating leases as of November 30, 2020 are as follows:

Fiscal Year Ended November 30,
2021	$335,317
2022	259,261
2023	213,859
2024	216,866
2025	188,913
Thereafter	97,086
Total lease payments	1,311,302
Less: imputed interest	225,689
Total lease liabilities	$1,085,613

ASC 840 Comparative Disclosures

The Company had the following commitments by fiscal year at November 30, 2019:

Location	2020	2021	2022	2023	2024	2025 and beyond
Wilmington, MA	$24,987	$115,371	$117,972	$120,979	$123,986	$300,660
Fort Wayne, IN	30,357	30,585	7,646	—	—	—
South Africa*	13,098	2,217	—	—	—	—
Total	$68,442	$148,173	$125,618	$120,979	$123,986	$300,660
(*USD based on November 30, 2019 exchange rate)

The above lease commitments reflect annual escalation. During the year ended November 30, 2019, the Company recognized expense of $60,316.

19.	INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended November 30,
	2020	2019
United States	$(13,572,909)	$(4,199,856)
Foreign	1,312,113	(209,929)
Total	$(12,260,796)	$(4,409,785)

The components of the provision for income taxes is as follows:

	Year Ended November 30,
	2020	2019
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	292,529	—
Total current expense (benefit):	292,529	—

Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense (benefit)	—	—

Total income tax expense (benefit)	$292,529	$—

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended November 30,
	2020	2019
Income at US statutory rate	21.00%	21.00. %
State taxes, net of Federal benefit	6.58%	9.24. %
Permanent differences	(13.60%)	(5.44%)
Foreign rate differential	(0.75%)	0.34. %
Valuation allowance	(12.30%)	(24.34%)
Other	(3.32%)	(0.79%)
Total	(2.39%)	0.00%

The net deferred income tax asset balance related to the following:

	November 30,
	2020	2019
Depreciation and amortization	$(270,488)	$(88,502)
Stock compensation	334,898	96,033
Inventory reserve	28,533	15,611
Bad debt reserve	3,331	—
Accrued payroll	183,044	—
Warranty reserve	89,578	—
Net operating loss (“NOL”) carryforwards	5,951,914	5,845,058
Total deferred tax assets	6,320,808	5,868,199
Valuation allowance	(6,320,808)	(5,868,199)
Net deferred tax assets (liabilities)	$—	$—

As of November 30, 2020, the Company had federal and state NOL carryforwards of approximately $24.9 million and $11.4 million, respectively, which begin to expire in 2025 for federal and state purposes. The federal NOL carryforwards include approximately $8.6 million, which do not expire.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2020 and 2019, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of November 30, 2020 and 2019. At November 30, 2020 and 2019, the Company recognized valuation allowances of $6.3 million and $5.9 million, respectively, related to its deferred tax assets created in those respective years. The net increase of $0.4 million in the valuation allowance reflects the net in increase in gross deferred tax asset between those periods.

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize the NOL carryforwards remaining at an ownership change date. The Company has completed a Section 382 study and determined that there were multiple ownership changes of 50% or more during the period from March 5, 2020 through November 30, 2020. These ownership changes occurred around March 10, 2007, August 27, 2013, and March 27, 2020. As of the last testing date covered in the testing period, the cumulative ownership change is 11.06%. The resulting limitation of NOL carryforwards has been considered in determining the full valuation allowance against the related deferred tax assets as noted above.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

20.	COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In 2018, the Company entered into consulting agreements with two consultants pursuant to which each was paid $7,500 per month, which increased to $10,000 per month subsequent to the month the Company commenced shipping the Byrna® HD product to customers, ending on December 31, 2019. In addition, the Company issued to each consultant 750,000 incentive warrants. See Note 15, “Stock-Based Compensation.”

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

COVID-19 Pandemic and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

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

On March 27, 2020, then President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

Product Liability

In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and, as a result, the Company accrued a $195,000 reserve for the possible costs related to updating affected launchers. The Company has been communicating with customers to notify them of the availability of the update.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

21.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company executed a manufacturing agreement with Roboro effective December 1, 2019 (binding agreement July 2019), whereby Roboro is its exclusive manufacturer in South Africa of various products including the Byrna® HD. Roboro’s manufacturing activities include plastic molding component production and assembly, dispatch and other services. The contract term was through November 30, 2021 with two-year renewal terms. Roboro provided manufacturing services during the year ended November 20, 3019. Effective May 5, 2020, the Company acquired 100% of the outstanding common shares of Roboro for $500,000. See Note 5, “Business Combination,” for additional information. Purchases from Roboro were approximately $102,000 from December 1, 2019 up until the acquisition date. Purchases from Roboro were approximately $55,713 during the year ended November 30, 2019.

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP manufacturer in August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then- current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $205,132 and $195,733 for the years ended November 30, 2020 and 2019, respectively.

The Company entered a License and Supply Agreement with Safariland, LLC (“Safariland”) on May 1, 2017. This agreement provides the Company to license and sell only to Safariland certain BIP standard payloads for integration with and production of Safariland’s Defense Technology brand less-lethal impact munitions to be sold in North America. This agreement is for a term of four years with an automatic extension for an additional one-year term if neither party has given written notice of termination at least 90 days prior to the end of the then-current term. The Company recognized revenues from sales to Safariland of $24,850 and $0 for the years ended November 30, 2020 and 2019, respectively.

22.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The Chief Executive Officer, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue, long-lived assets and total assets as of November 30, 2020 and 2019, respectively by geographic region. The Company’s long-lived assets consist of patent rights, property and equipment, and deposits for equipment:

Revenue	US	Canada	South Africa	Total
2020	$15,497,606	$—	$1,068,689	$16,566,295
2019	536,471	—	387,948	924,419

Long-lived assets	US	Canada	South Africa	Total
2020	$3,850,727	$—	$274,893	$3,850,727
2019	614,027	3,184	—	617,211

Total Assets	US	Canada	South Africa	Total
2020	$18,524,699	$—	$2,691,421	$21,216,120
2019	2,307,257	50,415	1,208,747	3,566,419

23.	FINANCIAL INSTRUMENTS

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2020 and 2019

(Amounts expressed in US Dollars)

During the year ended November 30, 2020, in comparison to the prior year period, the U.S. dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment gain of $66,545 and a loss $4,115 primarily related to the South African rand during the years ended November 30, 2020 and 2019, respectively.

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

No customer accounted for more than 10% of total revenues for the year ended November 30, 2020. During the year ended November 30, 2019, two customers represented approximately 37% of total revenues.

No customer accounted for more than 10% of total accounts receivable for the year ended November 30, 2020. The accounts receivable from two customers represent approximately 77% of accounts receivable as of November 30, 2019.

iv)	Vendor Concentration

There was no vendor concentration for the year ended November 30, 2020. During 2019, the Company purchased 100% of its BIP inventory from one supplier and Roboro, its then exclusive manufacturer/assembler in South Africa of the Byrna® HD and magazines. The Company’s operations rely significantly on these two suppliers in 2019.

24.	SUBSEQUENT EVENTS

On January 19, 2021, the Company entered into a $5,000,000 revolving line of credit with a bank. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually.

On January 19, 2021, the Company entered into a $1,500,000 line of credit with a bank. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually.

On February 10, 2021, the Company received approval from the Small Business Administration (“SBA”) for $190,300 of PPP loan forgiveness.

Exhibit No.	Description

3.1	Certificate of Incorporation*

3.2	Amended and Restated By-laws dated October 13, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 24, 2019).

3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on April 15, 2020).

3.4	Amendment to the Certificate of Designations of Series A Convertible Preferred Stock, dated January 15, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2021).

4.1	Description of Capital Stock*

4.2	Trust Indenture by and among the Company, Security Devices International Canada Corp., and TSX Trust Company dated December 7, 2016 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

4.3	Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on April 16, 2018).

4.4	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2018).

4.5	Form of First Amendment to Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2018).

4.6	Form of Secured Convertible Note, dated January 15, 2020, by and between Security Devices International Inc. and various purchasers (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

4.7	Form of Secured Convertible Note, dated January 15, 2020(incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

4.8	Common Stock Purchase Warrant, dated January 15, 2020 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.1	2017 Revised Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.2	Byrna Technologies Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on November 13, 2020).

10.3	Consulting Agreement dated June 15, 2016 between the Company and Northeast Industrial Partners, LLC, as amended by Extension Agreement to Consulting Agreement, dated May 1, 2017, between the Company and Northeast Industrial Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.4	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto dated December 7, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.5	Employment Agreement between the Company and Dean Thrasher dated January 1, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.6	Manufacturing Supply Agreement by and between the Company and Micron Products, Inc. dated August 11, 2017 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.7	Employment Letter by and between the Company and Paul Jensen dated August 28, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.8	Registration Rights Agreement by and between the Company and the Selling Shareholders dated November 28, 2017 (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.9	Form of Subscription Agreement by and between the Company and each selling Shareholder dated November 28, 2017 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.10	License and Supply Agreement by and between the Company and Safariland, LLC dated May 1, 2017 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 28, 2018).

10.11	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated October 22, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2018).

10.12	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on April 23, 2019).

10.13	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated July 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 23, 2019).
10.14	Amendment to the October 2018 Notes (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 23, 2019).

10.15	Amendment to the April 2019 Notes (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on July 23, 2019).

10.16	Purchase and Sale Agreement by and among by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.17	Amendment to Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated December 19, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.18	Offer Letter to James Dunfey, dated September 4, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.19	Memorandum of Understanding dated October 18, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.20	Debt Settlement Agreement, effective October 25, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.21	Sponsorship Agreement dated October 30, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.22	Memorandum of Understanding dated January 8, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.23	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated October 22, 2018 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.24	Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).
10.25	Amendment to the October 2018 Notes (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.26	Amendment to the April 2019 Notes (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2020).

10.27	Stock Purchase Agreement, dated as of May 5, 2020, by and among the Company, Roboro, the Sellers and the Seller Representative (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 18, 2020).

10.28	Employment Agreement, dated September 4, 2020, by and between Byrna Technologies Inc. and Bryan Ganz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020).

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	February 26, 2021
Bryan Ganz	(Principal Executive Officer)

/s/ David R. North	Chief Financial Officer	February 26, 2021
David R. North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul Jensen	Director	February 26, 2021
Paul Jensen

/s/ Herbert Hughes	Director	February 26, 2021
Herbert Hughes

/s/ Chris Lavern Reed	Director	February 26, 2021
Chris Lavern Reed

/s/ Clive Denis Bode	Director	February 26, 2021
Clive Denis Bode