Form 10-Q
period 2021-02-28
Byrna Technologies Inc.
filed 2021-04-12
CIK 1354866

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☒ Smaller reporting company  ☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 9, 2021, the Company had 150,709,325 issued and outstanding shares of common stock.

EXPLANATORY NOTE

Byrna Technologies Inc. is a voluntary filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is therefore not subject to, or required to file reports pursuant to, Section 13 or Section 15(d) of the Exchange Act.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and November 30, 2020	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended February 28, 2021 and February 29, 2020 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2021 and February 29, 2020 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended February 28, 2021 and February 29, 2020 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	February 28,	November 30,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,975	$3,175
Restricted cash	2,154	6,389
Accounts receivable, net	321	834
Inventory, net	7,585	4,817
Net investment in sales-type lease, current	39	—
Prepaid expenses and other current assets	845	1,391
Total current assets	12,919	16,606

Patent rights, net	795	811
Deposits for equipment	619	619
Right-of-use asset, net	1,268	1,200
Net investment in sales-type lease, non-current	67	—
Property and equipment, net	1,044	1,220
Goodwill	651	651
Restricted cash	92	92
Other assets	70	17
TOTAL ASSETS	$17,525	$21,216
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,989	$6,629
Operating lease liabilities, current	212	257
Deferred revenue	1,328	4,902
Notes payable, current	—	76
Total current liabilities	7,529	11,864

Notes payable, non-current	—	115
Operating lease liabilities, noncurrent	952	828
Total liabilities	8,481	12,807

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 1,391 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 149,201,088 and 148,520,227 shares issued and outstanding, respectively	149	148
Additional paid-in capital	59,296	58,448
Shares to be issued	—	—
Treasury stock, at cost, 0 and 3,699,999 shares, respectively	—	—
Accumulated deficit	(50,487)	(50,215)
Accumulated other comprehensive income (loss)	86	28

Total Stockholders’ Equity (Deficit)	9,044	8,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,525	$21,216

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	For the Three Months Ended
	February 28,	February 29,
	2021	2020
	(Unaudited)	(Unaudited)
Net revenue	$8,893	$149
Cost of goods sold	4,153	(178)
Gross profit (loss)	4,740	(29)
Operating expenses	5,151	1,594
LOSS FROM OPERATIONS	(411)	(1,623)
OTHER EXPENSE (INCOME)
Foreign currency transaction loss	22	4
Accretion of debt discounts	—	498
Interest expense	27	159
Other income – forgiveness of Paycheck Protection Program loan	(190)	—
Other financing costs	2	—
LOSS BEFORE INCOME TAXES	(272)	(2,284)
Income tax provision	—	—
NET LOSS	(272)	(2,284)

Foreign exchange translation gain (loss) for the period	58	(37)
COMPREHENSIVE LOSS	$(214)	$(2,321)

Net loss per share – basic and diluted	$(0.00)	$(0.02)
Weighted-average number of common shares outstanding during the period	148,867,206	104,659,194

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended
	February 28, 2021	February 29, 2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(272)	$(2,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	693	637
Forgiveness of Paycheck Protection Program loan	(190)	—
Accretion of debt discounts	—	498
Write-down of inventory	64	1
Issuance of common shares for services	—	119
Depreciation and amortization	72	22
Amortization of patent rights	16	16
Selling loss on sales-type lease	33
Operating lease costs	24	—
Changes in assets and liabilities:
Accounts receivable	554	346
Deferred revenue	(3,574)	4
Inventory	(2,576)	(419)
Prepaid expenses and other current assets	621	(25)
Net investment in sales-type lease	(6)	—
Accounts payable and accrued liabilities	(1,094)	224
Operating lease liabilities	(20)	—
Accrued interest	—	160
NET CASH USED IN OPERATING ACTIVITIES	(5,655)	(701)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits for and purchases of property and equipment	(25)	(44)
NET CASH USED IN INVESTING ACTIVITIES	(25)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	134	—
Proceeds from stock option exercises	22	—
Payment of debt issuance costs	(54)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	102	—
Effects of foreign currency exchange rate changes	143	(37)
NET DECREASE IN CASH AND RESTRICTED CASH FOR THE PERIOD	(5,435)	(782)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,656	1,174
CASH AND RESTRICTED CASH, END OF PERIOD	$4,221	$392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INTEREST PAID	$33	—

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Three months ended February 28, 2021 and February 29, 2020

FinTekk AP, LLC (“FinTekk”) returned 3,699,999 shares associated with the Treasury Stock Receivable recorded in fiscal 2019, which were subsequently retired in January 2020.

On January 6, 2020, the Company issued 3,866,810 shares of common stock with a value of $0.7 million in exchange for Patent Rights.

In January 2020, the Company issued 498,418 warrants to all noteholders as payment in kind to satisfy $0.1 million of accrued interest.

The Company entered into an operating lease during the three months ended February 28, 2021 resulting in $0.1 million of right-of-use asset and corresponding operating lease liability.

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Amounts in thousands except share numbers)

(Unaudited)

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Shares to be Issued	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, November 30, 2020	1,391	$—	148,520,227	$148	$—	—	$58,448	$(50,215)	$28	$8,409
Stock-based compensation	—	—	—	—	—	—	693	—	—	693
Issuance of common stock pursuant to exercise of stock options	—	—	146,667	—	—	—	22	—	—	22
Warrant exercises	—	—	534,194	1	—	—	133	—	—	134
Net loss	—	—	—	—	—	—	—	(272)	—	(272)
Foreign currency translation	—	—	—	—	—	—	—	—	58	58
Balance, February 28, 2021	1,391	$—	149,201,088	$149	$—	—	$59,296	$(50,487)	$86	$9,044

	Shares	$	Shares	$
	Series A Preferred Stock		Common Stock		Shares to be Issued	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, November 30, 2019	—	$—	104,021,836	$104	$20	$(888)	$36,480	$(37,662)	$(38)	$(1,984)
Issuance of common stock for services	—	—	625,000	1	—	—	118	—	—	119
Issuance of common stock for intellectual property	—	—	3,866,810	4	—	—	693	—	—	697
Issuance of warrants	—	—	—	—	—	—	125	—	—	125
Stock-based compensation	—	—	—	—	—	—	637	—	—	637
Cancellation of shares	—	—	(3,699,999)	(4)	—	888	(884)	—	—	—
Net loss	—	—	—	—	—	—	—	(2,284)	—	(2,284)
Foreign currency translation	—	—	—	—	—	—	—	—	(37)	(37)
Balance, February 29, 2020	—	$—	104,813,647	$105	$20	$—	$37,169	$(39,946)	$(75)	$(2,727)

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the three months ended February 28, 2021 and February 29, 2020

1.	NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly-owned subsidiary in Canada, Security Devices International Canada Corp. (“SDI Canada”). SDI Canada was dissolved on December 19, 2019. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”). On May 5, 2020, the Company acquired all the outstanding shares of Roboro Industries (“Roboro”), at that time, its exclusive manufacturer in South Africa.

Byrna Technologies Inc. (the “Company” or “Byrna”) is a less-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. The Company’s primary product is its .68 caliber handheld personal security device called the Byrna® HD and Byrna® HD magazines and projectiles. The Company manufactured its Byrna HD launchers and magazines at its South African subsidiary, Roboro until May 2020 when those operations were assumed by Byrna South Africa. On October 6, 2020, the Company opened a second manufacturing facility in Fort Wayne, Indiana. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of its patented family of 40mm ammunition and its .68 caliber ammunition. The Company’s 40mm products are its Blunt Impact Projectile 40mm (“BIP®”) line of products.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to February 28, 2021, the Company had incurred a cumulative loss of $50.5 million. The Company had funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generated $8.9 million in revenue during the three months ended February 28, 2021 but continues to incur a loss from operations. It still is expected to incur significant losses before the Company’s revenues sustain its operations. The Company’s future success is dependent upon its ability to generate adequate revenue or raise sufficient capital, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

The rapid growth of revenues and development of the production capacity to support them have substantially improved the Company’s operations and financial condition. Nevertheless, sales decreased by $2.1 million for the three months ended February 28, 2021, as compared to the previous quarter ended November 30, 2021, and cash and restricted cash has decreased by $5.4 million as of February 28, 2021 as compared to November 30, 2020. The decrease in cash was due to a planned increase in inventory as well as successful efforts to reduce the sales order backlog.

Once the order backlog is eliminated, cash generation through sales will be limited to the rate of incoming sales orders. Though growth in the rate of new sales orders is expected to continue, cash flow from operations is expected to be flat for the next several months. During this period, some loan financing may be needed to sustain adequate levels of liquidity.

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit, secured by the Company’s accounts receivable and inventory and another $1.5 million line of credit, secured by the Company’s equipment, with a bank. See Note 15, “Lines of Credit” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

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

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Byrna Technologies Inc.’s (“Byrna” or the “Company”) annual report on Form 10-K for the year ended November 30, 2020. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements, the results of its operations for the three months ended February 28, 2021 and February 29, 2020, and its cash flows for the three months ended February 28, 2021 and February 29, 2020. The results of operations for the three months ended February 28, 2021 are not necessarily indicative of results to be expected for the full year.

4.	USE OF ESTIMATES

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

5.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The guidance improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The Company adopted ASU 2018-13 in the first quarter of fiscal 2021. The adoption of ASC 2018-13 did not have a material impact on the Company’s consolidated financial statements and notes.

In June 2018, the FASB issue ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. The Company adopted ASU 2018-07 in the first quarter of fiscal 2020 prospectively, which has not had a material impact on its financial statements for share-based payments issued to nonemployees during fiscal 2020.

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

Accounting Guidance Issued But Not Adopted

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

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in December 2023 as long as it remains a smaller reporting company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

6.	BUSINESS COMBINATION

On May 5, 2020, the Company acquired 100% of the equity interests in Roboro, its exclusive manufacturer in South Africa, in order to reduce its dependence on third parties for production. As a result of this acquisition, the Company now directly operates its sole manufacturer in South Africa.

The acquisition date fair value of the consideration was $0.6 million, including $0.5 paid in cash. In addition, Roboro’s sellers purchased 1,388,889 shares of the Company’s common stock for $0.5 million at a contractual price of $0.36 per share. These shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. The fair market value of the common stock of $0.6 million was based on the stock’s closing price of $0.40 on May 5, 2020. The difference between the fair market value plus approximately $2,000 of transaction costs and the amount paid, was treated as an additional consideration for the acquisition.

The estimated fair value of assets acquired and liabilities assumed on May 5, 2020 is as follows:

Property and equipment	$67
Goodwill	651
Right-of-use asset, net	54
Loan payable	(123)
Operating lease liability, current	(35)
Operating lease liability, noncurrent	(19)
Other net asset (liabilities)	(38)
Net Assets	$557

7.	RESTRICTED CASH

The Company’s restricted cash - current was $2.2 million and $6.4 million at February 28, 2021 and November 30, 2020, respectively. This amount is due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards or PayPal. The Company’s long-term restricted cash of $0.1 million at February 28, 2021 and November 30, 2020, consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its lease agreement.

8.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as security companies and law enforcement agencies, and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions. The Company’s returns under warranties have been immaterial. In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and is offering customers a free factory service update for their launchers. The Company accrued a $0.2 million reserve for the possible costs related to updating affected launchers, which is included in other accrued liabilities in Note 13, “Accounts Payable and Accrued Liabilities.”

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

Costs to obtain a contract consist of commissions paid to employees and are included in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Commissions were $0.3 million and $0 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

The Company charges certain customers shipping and handling fees. Shipping and handling costs, which includes outbound freight, associated with the distribution of finished products to customers are recognized when the product is shipped to the customer and are included in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Shipping and handling costs were $0.7 million and approximately $0.02 million for the three months ended February 28, 2021 and February 29, 2020, respectively.

Allowance for Doubtful Accounts

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. A significant proportion of the Company’s sales are made via e-commerce. These orders are prepaid by credit card and involve no credit risk. To minimize the likelihood of uncollectible debt, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts was approximately $0.01 million for February 28, 2021 and November 30, 2020.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the three months ended February 28, 2021 and November 30, 2020, are summarized below (in thousands).

	Three Months Ended
	February 28, 2021	November 30, 2020
Deferred revenue balance, beginning of period	$4,902	$11
Net additions to deferred revenue during the period	4,508	18,826
Reductions in deferred revenue for revenue recognized during the period	(8,082)	(13,935)
Deferred revenue balance, end of period	$1,328	$4,902

Revenue Disaggregation The following table presents disaggregation of the Company’s revenue by product type and distribution channel (in thousands):
	Three Months Ended
Product type	February 28, 2021	February 29, 2020
Byrna® HD	$8,893	$128
40mm	—	21
Total	$8,893	$149

	Three Months Ended
Distribution channel	February 28, 2021	February 29, 2020
Wholesale (dealer/distributors and large end-users)	$1,669	$(66)
E-commerce	7,224	215
Total	$8,893	$149

9.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. The following table summarizes cost and accumulated depreciation as of February 28, 2021 and November 30, 2020, respectively (in thousands).

	February 28, 2021	November 30, 2020
Computer equipment and software	$226	$204
Furniture and fixtures	105	105
Leasehold improvements	145	144
Molds	1,190	1,324
	1,666	1,777
Less: accumulated depreciation	622	557
Total	$1,044	$1,220

The Company recognized approximately $0.1 million and $0.02 million in depreciation expense during the three months ended February 28, 2021 and February 29, 2020, respectively.

At February 28, 2021 and November 30, 2020, the Company had deposits of $0.6 million, with vendors primarily for supply of molds and equipment where the vendors have not completed the supply of these assets.

During the three months ended February 28, 2021, the Company transferred equipment with a net book value of $0.1 million to a lessee under a sales-type lease. See Note 20, “Leases” for additional information.

10.	INVENTORY

The following table summarizes inventory as of February 28, 2021 and November 30, 2020, respectively (in thousands).

	February 28, 2021	November 30, 2020
Raw materials	$4,244	$2,901
Work in process	314	302
Finished goods	3,027	1,614
Total	$7,585	$4,817

Inventory at February 28, 2021 and November 30, 2020, primarily relates to the Byrna® HD Personal Security Device.

11.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets as of February 28, 2021 and November 30, 2020, respectively (in thousands).

	February 28, 2021	November 30, 2020
VAT receivables	$358	$572
Advance payment for inventory	295	677
Prepaid insurance	142	16
Other	50	126
Total	$845	$1,391

12.	PATENT RIGHTS

On April 13, 2018, the Company entered into a purchase and sale agreement with Buys, its Chief Technology Officer, pursuant to which the Company agreed to purchase the Buys Portfolio, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $100,000, and incurred $10,000 in legal costs to transfer these patent rights. This consideration of $110,000 was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $500,000 in cash or $750,000 worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $776,799, consisting of the Second Payment of $696,799 through the issuance of 3,866,810 shares of common stock and Final Payment of $80,000 in cash. The Final Payment was paid during the quarter ended May 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years. The Company amortized $16,219 of patent rights during both three months ended February 28, 2021 and February 29, 2020. The Company did not recognize any impairment losses during the three months ended February 28, 2021 and February 29, 2020, respectively.

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	February 28, 2021	November 30, 2020
Trade payables	$3,526	$3,475
Accrued sales and use tax	943	1,050
Payroll accrual	520	904
Accrued commissions	282	375
Accrued professional fees	204	217
Accrued royalties	124	268
Other accrued liabilities	390	340
Total	$5,989	$6,629

14.	NOTES PAYABLE

The Company received $0.2 million of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the Coronavirus Aid Relief and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration. The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. On February 10, 2021, the Company received approval from the Small Business Administration (“SBA”) for $0.2 million of PPP loan forgiveness. This amount was recorded as other income-gain on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended February 28, 2021.

15.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. As of April 12, 2021, the Company had drawn down $1.5 million on the line of credit. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

On January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. As of April 12, 2021, the Company had not drawn down from the line of credit. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Debt issuance costs related to the line of credit are approximately $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets and are being amortized over the term of the debt. Amortization of approximately $0.002 million for the three months ended February 28, 2021 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

16.	STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

Effective April 8, 2020, the Company exchanged an aggregate of approximately $7.0 million of all its then-outstanding notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock. The shares of Series A Preferred Stock were recorded at fair value of $11.6 million (before reduction of $0.029 million related to issue costs) based on a per share fair value of $0.008 million. The per share fair value was determined using the number of common stock shares in a conversion (33,333 = $0.005 million original issue price divided by $0.15 conversion price) multiplied by the $0.25 market price of a share of common stock.

Each share of Series A Preferred Stock has a $0.005 million issue price. Dividends accrue on the issue price at a rate of 10.0% per annum and are payable to holders of Series A Preferred Stock as, when and if declared by the Board. As the Company will likely not pay the dividends in cash, and instead, the unpaid accrued dividends will be settled upon conversion to shares of common stock, the Company will record dividends distributable at the contractual dividend rate upon declaration. The dividends are cumulative and shall accrue starting from the April 8, 2020 issuance date. Dividends distributable of $0.6 million at February 28, 2021, have not yet been declared by the Board.

Each share of Series A Preferred Stock is convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $0.15. Upon conversion of the Series A Preferred Stock, all accrued and unpaid dividends will be converted to common stock utilizing the same conversion formula. The conversion price is subject to proportional adjustment for certain transactions relating to the Company’s common stock, including stock splits, stock dividends and similar transactions. Holders of Series A Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company. Holders may convert their shares of Series A Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Series A Preferred Stock at any time after the eighteen (18) month anniversary of the original issue date if the common stock has traded for more than twenty (20) consecutive trading days above $0.50 (as adjusted for stock splits, stock dividends and similar transactions). Holders of shares of Series A Preferred Stock are not entitled to vote with the holders of common stock, however, for so long as there are 423 shares of Series A Preferred Stock outstanding, the Company is required to obtain the consent of the holders of the Series A Preferred Stock to take certain corporate actions, including to incur indebtedness in excess of $0.3 million in the aggregate. In addition, the Company agreed to use its reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock in due course following the Exchange.

Warrants

During the three months ended February 28, 2021, the Company raised $0.1 million through warrant exercises, where 534,194 warrants were exercised at a contractual price of $0.25 per warrant for 534,194 shares of common stock. During the three months ended February 29, 2020, the Company issued 498,418 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of convertible notes with a face value of $0.1 million together with 4,000 warrants for every $0.001 million of accrued interest to satisfy approximately $0.1 million of accrued interest that was payable on October 31, 2019. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the 3.8-year anniversary of the issuance. The Company also issued 150,000 warrants as payment to a consultant for marketing services. The warrants are each exercisable for one share of common stock at an exercise price of $0.25 per share on or before the five-year anniversary of the issuance.

The following table summarizes warrant activity, which includes the incentive warrants, during the three months ended February 28, 2021:

		Weighted-Average
		Exercise
	Number of	Price
	Warrants	$
Outstanding at November 30, 2020	5,857,386	0.24
Granted	—	—
Exercised	(534,194)	0.25
Outstanding at February 28, 2021	5,323,192	0.24
Exercisable at February 28, 2021	5,323,192	0.24

17.	STOCK-BASED COMPENSATION

2017 Plan

The Company has granted stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). The maximum number of shares of common stock which could have been reserved for issuance under the 2017 plan was 18,993,274. The 2017 Plan was administered by the Compensation Committee of the Board. The Compensation Committee determined the persons to whom options to purchase shares of common stock, and other stock-based awards may be granted. Persons eligible to receive awards under the 2017 Plan were employees, officers, directors, and consultants of the Company. Awards were at the discretion of the Compensation Committee. On February 24, 2021 the Company terminated the 2017 Plan and adopted the 2020 Equity Incentive Plan (defined below). In connection with the adoption of the 2020 Plan, the Company cancelled outstanding option awards granted under the 2017 Plan and replaced them with new award agreements evidencing an equivalent award under the 2020 Equity Incentive Plan with no change to any of the material provisions of the 2017 Plan option.

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

On February 24, 2021, following the termination of the 2017 Plan, the Company replaced outstanding options under the 2017 Plan with options under the 2020 Equity Incentive Plan. There were no substantive changes to the rights of any holder of options granted under the 2017 plan by replacing their award certificates with award agreements under the 2020 plan. The grant dates, exercise prices, expiry dates, and vesting provisions if any of the new award agreements under the 2020 plan that replace the certificates issued under the 2017 plan are identical for each grant and no change in valuation or accounting was required. The Board also amended the definition of Disability in the 2020 Plan to provide that “Disability” shall have the meaning assigned to such term in any individual employment agreement or award agreement with a plan participant if such an agreement exists and defines the term and, if no such definition is provided in an award or employment agreement, shall have the meaning assigned to such term in the 2020 Plan. As of February 28, 2021, no new options have been issued under the 2020 Equity Incentive Plan.

Restricted Stock Units

At February 28, 2021, the Company has 15,735,000 of RSUs outstanding under the 2020 Equity Incentive Plan. 9,000,000 RSUs were granted to the Chief Executive Officer in August 2020 and have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $2.00 on a 20-day volume weighted average closing price (“VWAP”), the second one-third of the RSUs will be triggered when the Company’s stock trades above $3.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $4.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. 6,735,000 RSUs were issued to employees during the year ended November 30, 2020 and have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs are not subject to any performance trigger, the second one-third of the RSUs will be triggered when the Company’s stock trades above $3.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $4.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest.

Stock-based compensation expense for the RSUs for the three months ended February 28, 2021 and February 29, 2020 was $0.6 million and $0, respectively.

The following table summarizes the RSU activity during the three months ended February 28, 2021:

	RSUs	Weighted-Average Exercise Price
Outstanding, November 30, 2020	15,735,000	1.55
Granted	—	—
Expired	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, February 28, 2021	15,735,000	1.55
Exercisable, February 28, 2021	—	—

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

The fair value of each stock option grant is estimated on the date of grant by using either the Black-Scholes, Binomial Lattice, or the quoted stock price on the date of grant, unless the awards are subject to market conditions in which case we use the Monte Carlo simulation model. Due to the Company’s limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14. The Company has elected to use the expected term for stock options granted to non-employees as the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Stock Options

During the three months ended February 28, 2021 and February 29, 2020, the Company granted options to employees and directors to purchase 120,000 and 3,917,500 shares of common stock, respectively. The options issued during the three months ended February 28, 2021 vest over three years. The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.1 million and $0.6 million during the three months ended February 28, 2021 and February 29, 2020, respectively.

During the three months ended February 28, 2021, 162,500 stock options were forfeited resulting in net benefit of stock-based compensation of approximately $28,000.

During the three months ended February 28, 2021 and February 29, 2020, the Company granted options to purchase 0 and 110,000, shares of common stock to non-employee contractors, respectively. The Company recorded stock-based compensation expense for options granted to non-employees of approximately $18,000 and approximately $19,000 during the three months ended February 28, 2021 and February 29, 2020, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the three months ended February 28, 2021 were as follows:

Employee and Director (Black-Scholes option pricing model)

Risk free rate	0.39%
Expected dividends	0.00
Expected volatility	113%
Expected life	3.5 years
Market price of the Company’s common stock on date of grant	$1.64
Exercise price	$1.70

The following table summarizes option activity under the 2017 and 2020 Plan during the three months ended February 28, 2021:

	Stock	Weighted-Average Exercise Price Per Stock Option
	Options	CDN$	USD$
Outstanding, November 30, 2020 (1)	7,059,667	0.24	0.31
Granted	120,000	2.16	1.70
Exercised	(146,667)	(0.19)	(0.15)
Forfeited	(162,500)	(0.24)	(0.19)
Outstanding, February 28, 2021 (2)	6,870,500	0.21	0.27
Exercisable, February 28, 2021 (2)	4,870,500	0.24	0.31

(1)	As of November 30, 2020 all options were governed by the 2017 Plan.
(2)	As of February 28, 2021 all options were governed by the 2020 Plan.

Incentive Warrants

During the three months ended February 28, 2021 and February 29, 2020, the Company issued 0 and 150,000 of warrants in exchange for services to a marketing consultant to purchase common shares, respectively. The warrants were issued outside of the 2017 Plan and were not included under the 2020 Plan. Stock-based compensation expense for the three months ended February 28, 2021 and February 29, 2020 was $0 and approximately $15,000, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense was $0.7 million and $0.6 million for the three months ended February 28, 2021 and February 29, 2020, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

18.	LOSS PER SHARE

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

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Convertible Notes	—	43,869,127
Series A Preferred Stock	46,366,490	—
Warrants	5,323,192	46,435,637
Stock Options	6,870,500	6,889,167
Total	58,560,182	97,193,931

19.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $0.1 million and approximately $6,000 for royalties due to Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”) during the three months ended February 28, 2021 and February 29, 2020, respectively and had accrued royalties of $0.1 million and $0.3 million as of February 28, 2021 and November 30, 2020, respectively. The Company also recorded stock-based compensation expense of approximately $4,000 during each of the three months ended February 28, 2021 and February 29, 2020, related to stock options granted to Buys in 2018 to acquire 1,500,000 shares of common stock.

The Company issued 3,866,810 shares of common stock with a value of $0.7 million in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the three months ended February 29, 2020. See Note 12, “Patent Rights,” for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,000 per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), President and, effective April 1, 2019, Chief Executive Officer (“CEO”) of the Company. This lease was terminated June 30, 2020. The Company expensed $0 and approximately $8,000 for these items during the three months ended February 28, 2021 and February 29, 2020, respectively.

20.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company had entered into a real estate lease for office space in Wilmington/Andover, Massachusetts. The Company was involved in the construction and design of the space and incurred construction costs, subject to an allowance for tenant improvements of $0.2 million. The lease expiration date is August 31, 2026. The base rent is $0.1 million per year, subject to an annual upward adjustment. The lease commencement date, for accounting purposes, was reached in June 2020 when the Company was granted access to the premises and therefore the lease is included in the Company’s operating lease right-of-use asset and operating lease liabilities as of June 2020.

The Company leased office and warehouse space in South Africa under a lease that expired on November 30, 2020. The base rent was approximately $3,700 per month. In December 2020, the Company entered into a new lease for office and warehouse space. The lease expires in November 2024. The base rent during the three months ended February 28, 2021 was approximately $4,600 per month.

The Company leased real estate in Fort Wayne Indiana. The lease expires on February 28, 2022. In February 2021, the Company entered into a lease termination agreement with the landlord. Upon termination, the Company was required to pay a termination fee of approximately $27,000. The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $8,000 per month. The Company also leases office space in Las Vegas, Nevada. The lease expires on August 31, 2022. The base rent is approximately $4,000 per month.

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

As of February 28, 2021 and November 30, 2020, right-of-use assets of $1.3 million and $1.2 million, current lease liabilities of $0.2 million and $0.3 million and non-current lease liabilities of $1.0 million and $0.8 million, respectively, are reflected in the accompanying Condensed Consolidated Balance Sheets. The elements of lease expense were as follows (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Lease Cost:
Operating lease cost	$92	$12
Short-term lease cost	5	5
Variable lease cost	—	5
Total lease cost	$97	$22

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$86	$12
Operating lease liabilities arising from obtaining right-of-use assets	$182	$4

Operating Leases:
Weighted-average remaining lease term (in years)	4.9 years	1.9 years
Weighted-average discount rate	9.2%	8.8%

Future lease payments under non-cancelable operating leases as of February 28, 2021 are as follows (in thousands):

Fiscal Year Ended November 30,
2021 (nine months)	$227
2022	310
2023	276
2024	283
2025	187
Thereafter	162
Total lease payments	1,445
Less: imputed interest	281
Total lease liabilities	$1,164

Sales-Type Leases

During the quarter ended February 28, 2021, the Company entered into an equipment lease as lessor. The lease is being accounted for as a sale-type lease. The term of the lease is 3 years. For a sales-type lease, the carrying amount of the asset is derecognized from property and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, the Company recognizes interest income on the net investment in the lease. At lease commencement, the Company determined the unguaranteed residual value of the equipment was $0 and the selling profit or loss was immaterial.

The receivable recorded as a result of the lease is collateralized by the underlying equipment and consist of the following components at February 28, 2021 (in thousands):

Net minimum lease payments to be received	$122
Less: unearned interest income portion	16
Net investment in sales-type leases, current	106
Less: current portion	39
Net investment in sales-type leases, non-current	$67

The maturity schedule of future minimum lease payments under sales-type leases and the reconciliation to the net investment in sales-type leases reported at February 28, 2021 was as follows (in thousands):

Fiscal Year Ended November 30,
2021 (nine months)	$36
2022	49
2023	37
Total future minimum sales-type lease payments	122
Less: unearned income	16
Total net investment in sales-type leases	$106

21.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

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

Product Liability

In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and, as a result, the Company accrued a $0.2 million reserve for the possible costs related to updating affected launchers. The Company has been communicating with customers to notify them of the availability of the update.

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

22.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company entered into a Development, Supply and Manufacturing Agreement with the BIP manufacturer on August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then-current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $0 and $1,131 for the three months ended February 28, 2021 and February 29, 2020, respectively.

23.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three ended February 28, 2021 and February 29, 2020, respectively, by geographic region (in thousands).

Revenue:		South
Three Months Ended	US	Africa	Total
February 28, 2021	$8,457	$436	$8,893
February 29, 2020	244	(95)	149

24.	FINANCIAL INSTRUMENTS

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

During the three months ended February 28, 2021, in comparison to the prior year period, the U.S. dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment gain/(loss) of $58 and ($37) primarily related to the South African rand during the three months ended February 28, 2021 and February 29, 2020, respectively.

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

25.	SUBSEQUENT EVENTS

On October 6, 2020, as disclosed in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders (filed with the SEC on November 13, 2020), the Board approved an amendment to the Certificate of Incorporation (the “Amendment”) effecting a reverse stock split of the issued shares of Common Stock, at a ratio in the range from 1-for-5 to 1-for-15 (the “Reverse Split”), with such ratio to be determined in the discretion of the Board and with such reverse stock split to be effected at such time and date as determined by the Board in its sole discretion. Subsequently, the stockholders of the Company approved the Amendment and the Reverse Split at the 2020 Annual Meeting of Stockholders, held on November 19, 2020. On February 24, 2021, the Board of Directors approved a reverse split ratio of 1-for-10, with the time of the split to be effected at such time and date as determined by the Board.

On April 9, 2021, the Board of Directors of the Company has declared a cash dividend on shares of the Company’s Series A Convertible Preferred Stock (the “Series A Shares”), with a record date of April 9, 2021, in an amount equal to $750 per Series A Share, which amount is equal to (a) the dividend that has accrued on the Series A Shares through April 8, 2021 ($500 per Series A Share), plus (b) the dividend that would accrue from and including April 9, 2021 and the mandatory conversion date as provided in the Certificate of Designation ($250 per Series A Share) (collectively, the “Dividend”). The Dividend was declared in connection with the contemplated early conversion of the Series A Shares and in satisfaction of the accrued and unpaid dividends on the Series A Shares, along with an additional amount that would have otherwise accrued if the Series A Shares were not early converted.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to the potential global impact of the COVID-19 pandemic, our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our Company or products, loss of customer data, breach of security or an extended outage related to our e-commerce store, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the BATF, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

RESULTS OF OPERATIONS

Our results for the quarter underscore the increasing demand for our products generally and for our Byrna HD personal security device in particular. They also illustrate, however, how our business has been and is continuing to be impacted by the COVID-19 pandemic.

Ongoing Impact of the COVID-19 Pandemic

The continuing COVID-19 pandemic, restrictions intended to prevent and mitigate its spread, challenges related to vaccination rollout, and new variants of the virus have impacted, and are expected to continue to impact our business in ways and to a degree we cannot predict. During the quarter ended February 28, 2021 we had to temporarily close production facilities and distribution facilities on several occasions due to outbreaks of illness and special cleaning. Safety protocols for our workers, illnesses, and quarantines have reduced the workforce at times, slowed down optimal production and increased costs including costs of testing and PPE. Our employees in South Africa have been subject to government imposed curfews and our employees in Massachusetts to orders limiting the number of people that can occupy the workplace, necessitating staggered schedules and remote work that can complicate job performance and slow our management and administrative processes in ways we have not quantified beyond the direct costs associated with PPE and safety and cleaning expenses. Currently, many of our employees have been working remotely for an extended period of time. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Remote work conditions, including challenges in coordinating with third parties and lack of access to certain records and documents, has caused administrative issues in prior periods and could in the cause similar or new issues. These types of events could impact our financial results as well as our ability to make timely filings. Additionally, the pandemic and related air freight constrictions have delayed certain deliveries of parts and materials and exacerbated the limited availability of plastic and other components of our products which cause price pressures as well as potentially impair our ability to meet production demand and shipping challenges. Continuation of these shortages and restrictions may raise costs and delay production if our supply chain management is not adequate to maintain needed production and could affect consumer sentiment about our Company as well as our financial results. Flaws in the vaccination rollout or vaccine resistant variants may extend or expand the risks to our business presented by the pandemic.

In addition to the impacts that the COVID-19 pandemic has had and may continue to have on our operations and administrative functions and those of our third-party suppliers and manufacturers, the demands the pandemic is placing on government agencies, law enforcement and potentially military organizations may impact the ability of customers and potential customers to purchase our current products or new products targeted for such sectors. Similarly, the overall economic downturn, loss of jobs, loss of savings, and loss of disposable income and liquidity on the part of consumers could adversely affect the market for our Byrna® HD and other consumer directed products we may introduce. Moreover, policies instituted to reduce the transmission of COVID-19 may impact or interrupt components and products moving through our supply chain. If facilities close or produce low volume due to COVID-19, we may have difficulty sourcing supplies for existing or new products to sell in the future and may incur additional costs and lost revenue. While we have managed these risks during the quarter ended February 28, 2021 without a material adverse effect on our business, financial condition, results of operations, or cash flows, there is no assurance we will continue to be able to do so.

Three months ended February 28, 2021 as compared to three months ended February 29, 2020:

Net Revenue

Revenues were $8.9 million in the first quarter of 2021 which represents an increase of $8.7 million as compared to the prior year period revenues of $0.1 million. This increase was due to sales of the Byrna® HD and driven by a growing market awareness of the product.

Cost of Goods Sold

Cost of goods sold was $4.2 million in the first quarter of 2021 compared to $0.2 million in the prior year period. This $4.0 million increase is primarily due to the increase in related sales volume and also to the costs associated with the manufacture and corresponding sales of the Byrna® HD and related products.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, inspection costs and the shipping and handling costs. Gross profit was $4.7 million in the first quarter of 2021, or 53% of net revenue as compared to negative gross margin of approximately $29,000, or 20% of net revenue in the prior year period. The increase in gross profit is due to the increase in sales volume of Byrna® HD products.

Operating Expenses/Loss from Operations

Operating expenses were $5.2 million in the first quarter of 2021, which represents an increase of $3.6 million as compared to the prior year period operating expenses of $1.6 million. This increase was driven by the rapid growth in revenue and the sales, general and administrative structure necessary to manage it including: approximately $1.6 million increase in payroll and related expenses related to the ramp up of infrastructure and Byrna® HD production, approximately $0.4 million freight, approximately $0.3 million insurance, approximately $0.2 million in professional fees, approximately $0.2 million of bank fees related to sales transaction processing, approximately $0.1 million increase in accounting and auditing fees and approximately $0.1 million increase in marketing expenses related to the Byrna® HD products.

Accretion of Debt Discounts and Interest Expense

Accretion of debt discounts decreased $0.5 million in the first quarter of 2021 to $0 from $0.5 million in the prior year period. These decreases resulted from the exchange in April 2020, resulting in the write-off of all unamortized debt discounts and a decrease in interest expense. We no longer have any outstanding notes payable.

Income on Extinguishment of Debt

Income on extinguishment of debt was $0.2 million and $0 during the three months ended February 28, 2021 and February 29, 2020, respectively and relates to the forgiveness of the $0.2 million of funding under the Paycheck Protection Program (“PPP”). See Note 14, “Notes Payable,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion.

Income Tax Provision

Our effective income tax rate for continuing operations for the three months ended February 28, 2021 and February 29, 2020 was 0%. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

We are subject to income tax in the US, as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 19, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and restricted cash as of February 28, 2021 was $4.2 million, a decrease of $5.4 million from the amount as of November 30, 2020 of $9.7 million. Approximately $2.2 million of the cash on hand at February 28, 2021 was restricted due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards.

The Company has incurred a cumulative loss of approximately $50.5 million from inception through February 28, 2021. The Company had funded operations through the issuance of common stock, warrants, and convertible notes payable. It still is expected to incur significant losses before the Company’s revenues sustains its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

Operating Activities

Cash used in operating activities was $5.4 million during the three months ended February 28, 2021 compared to $0.7 million during the prior year period. Net loss was $0.3 million and $2.3 million for the three months ended February 28, 2021 and February 29, 2020. Significant changes in noncash and working capital activity, are as follows:

Our non-cash activity primarily consisted of $0.7 million stock-based compensation during the three months ended February 28, 2021 as compared to $0.6 million in the prior year period, $0.2 million of forgiveness of the PPP loan for the three months ended February 28, 2021 and approximately $88,000 of depreciation and amortization expense for the three months ended February 28, 2021 as compared to approximately $38,000 for the three months ended February 29, 2020.

Accounts receivable decreased $0.5 million to $0.3 million during the three months ended February 28, 2021, compared to $0.8 million. The fiscal 2021 accounts receivable decrease relates to additional Byrna® HD dealers paying via credit card.

Deferred revenue decreased $3.7 million during the three months ended February 28, 2021 to $1.2 million as the Company fulfilled backlogged e-commerce order.

Inventory increased $2.8 million to $7.6 million for the three months ended February 28, 2021 compared to $4.8 million in the prior year period. The levels of component inventory maintained were increased during the current year period to fulfill orders of the Byrna® HD and seek to ensure adequate parts inventory to meet increasing sales projections of the new product and to seek to ensure that inventory of custom-made parts and those with long lead times are adequate.

Prepaid expenses and other current assets decreased $0.6 million for the three months ended February 28, 2021 to $0.8 million due to advance payment of inventories included in the $1.4 million balance for the three months ended February 29, 2020.

Accounts payable and accrued liabilities increased $1.1 million for the three months ended February 28, 2021 as compared to the prior year period due to production of Byrna® HD and increased activity in South Africa as well as maintaining legal and regulatory infrastructure led to higher payables to component suppliers, outside attorneys and accountants.

Investing Activities

Cash used in investing activities was approximately $25,000 in the first quarter of 2021 as compared to approximately $44,000 in the prior year period. We currently expect that capital expenditures for 2021 will be approximately $2.1 million.

Financing Activities

Cash provided by financing activities was $0.1 million during the three months ended February 28, 2021 as compared to cash provided by financing activities of $0 in the prior year period, and included $0.1 million proceeds from warrant exercises, offset by approximately $55,000 debt issuance costs.

The Company was not subject to any financial or non-financial covenants under its financing arrangements as of February 28, 2021.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5, “Recent Accounting Guidance,” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2020. During the three months ended February 28, 2021, there were no significant changes to the Company’s critical accounting policies from those described in our Annual Report on Form 10-K for the year ended November 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The significant growth of the Company’s transactional volumes, geographical footprint, headcount, and process complexity during the year created the need for a more formal structure of internal control processes. To address this, during the fourth quarter of 2020, under the direction of the CFO and with the assistance of a third-party consultant, management began a systematic risk assessment to define a comprehensive list of key control requirements. Assessment of the status of each of the newly defined control requirements and remediation of deficiencies began in October of 2020 but was not complete as of February 28, 2021.

In its assessment of the effectiveness of the Company’s disclosure controls and procedures were as of February 28, 2021, Management concluded that the project to systematically address key control requirements was incomplete and therefore could not be relied upon. Moreover, management’s assessment concluded that general information technology controls over the Company’s information systems managed by third-party providers were deficient and not adequate to prevent or detect material misstatements in the Company’s financial reporting. Therefore, material weaknesses in the design and operating effectiveness of the internal control over information technology systems continue to exist. For these reasons, management has concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2021.

Management anticipates it will remediate the material weakness by following through with the systematic key control implementation plan to complete during fiscal year 2021.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended November 30, 2020 filed with the SEC on February 26, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

Byrna Technologies Inc.

Date: April 12, 2021		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 12, 2021		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)