Form 10-Q
period 2021-05-31
Byrna Technologies Inc.
filed 2021-07-01
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to _________

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

As of June 29, 2021, the Company had 20,693,521 issued and outstanding shares of common stock.

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	May 31,	November 30,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$4,391	$3,175
Restricted cash	862	6,389
Accounts receivable, net	1,235	834
Inventory, net	6,607	4,817
Net investment in sales-type lease, current	51	—
Prepaid expenses and other current assets	1,282	1,391
Total current assets	14,428	16,606

Patent rights, net	3,626	811
Deposits for equipment	678	619
Right-of-use asset, net	1,224	1,200
Net investment in sales-type lease, non-current	56	—
Property and equipment, net	1,187	1,220
Goodwill	651	651
Restricted cash	92	92
Other assets	91	17
TOTAL ASSETS	$22,033	$21,216
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,571	$6,629
Operating lease liabilities, current	232	257
Deferred revenue	1,675	4,902
Line of credit	1,500	—
Notes payable, current	—	76
Total current liabilities	7,978	11,864

Notes payable, non-current	—	115
Operating lease liabilities, non-current	905	828
Total liabilities	8,883	12,807

COMMITMENTS AND CONTINGENCIES (NOTE 23)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 0 and 1,391 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,693,521 and 14,852,023 shares issued and outstanding, respectively	20	15
Additional paid-in capital	61,374	58,581
Accumulated deficit	(48,450)	(50,215)
Accumulated other comprehensive income	206	28

Total Stockholders’ Equity	13,150	8,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,033	$21,216

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2021	2020	2021	2020
Net revenue	$13,401	$1,190	$22,294	$1,339
Cost of goods sold	(5,839)	(674)	(9,991)	(857)
Gross profit	7,562	516	12,303	482
Operating expenses	5,539	1,369	10,691	2,959
INCOME (LOSS) FROM OPERATIONS	2,023	(853)	1,612	(2,477)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	214	(5)	192	(9)
Accretion of debt discounts	—	(257)	—	(755)
Interest expense	(9)	(74)	(37)	(233)
Loss on extinguishment of debt	—	(6,027)	—	(6,027)
Warrant inducement expense	—	(845)	—	(845)
Forgiveness of Paycheck Protection Program loan	—	—	190	—
Other financing costs	(8)	—	(9)	—
INCOME (LOSS) BEFORE INCOME TAXES	2,220	(8,061)	1,948	(10,346)
Income tax provision	183	—	183	—
NET INCOME (LOSS)	2,037	(8,061)	1,765	(10,346)

Foreign exchange translation gain for the period	120	132	178	96
COMPREHENSIVE INCOME (LOSS)	$2,157	$(7,929)	$1,943	$(10,250)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$994	$(8,061)	$722	$(10,346)

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share	$0.06	$(0.66)	$0.04	$(0.91)
Diluted net income (loss) per share	$0.05	$(0.66)	$0.04	$(0.91)

Weighted-average number of common shares outstanding — basic	17,800,749	12,068,759	16,359,496	11,271,719
Weighted-average number of common shares outstanding — diluted	18,989,231	12,068,759	17,604,131	11,271,719

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$1,765	$(10,346)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Stock-based compensation expense	1,546	648
Forgiveness of Paycheck Protection Program loan	(190)	—
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement	—	845
Write-down of inventory	177	3
Issuance of common shares for services	—	119
Shares to be issued for services	—	43
Depreciation and amortization	217	77
Amortization of debt issuance costs	9	—
Operating lease costs	83	29
Selling loss on sales-type lease	33	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	138	82
Deferred revenue	(3,227)	137
Inventory	(1,407)	(239)
Prepaid expenses and other current assets	422	(48)
Net investment in sales-type lease	(6)	—
Other assets	(1)	—
Accounts payable and accrued liabilities	(2,358)	147
Operating lease liabilities	(65)	(130)
Accrued interest	—	234
NET CASH USED IN OPERATING ACTIVITIES	(2,864)	(1,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	(37)	(80)
Cash paid for Roboro acquisition, net of cash acquired	—	(489)
Cash paid for asset acquisition, net of cash acquired	(3,702)	—
Purchases of property and equipment	(116)	(147)
NET CASH USED IN INVESTING ACTIVITIES	(3,855)	(716)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	1,217	3,218
Proceeds from stock option exercises	35	—
Payment of debt issuance costs	(83)	—
Proceeds from Roboro sellers for common stock	—	500
Proceeds from Paycheck Protection Program loan	—	190
Proceeds from line of credit	1,500	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,669	3,908
Effects of foreign currency exchange rate changes	(261)	58
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH FOR THE PERIOD	(4,311)	1,633
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,656	1,174
CASH AND RESTRICTED CASH, END OF PERIOD	$5,345	$2,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Six months ended May 31, 2021 and 2020

The Company entered into an operating lease during the six months ended May 31, 2021 resulting in $0.1 million of right-of-use asset and corresponding operating lease liability. See Note 21 “Leases” for additional information.

On April 9, 2021, the Board of Directors of the Company declared a cash dividend in the amount of $750 per share of Series A Convertible Preferred Stock, par value $0.001 per share, outstanding at the close of business on April 12, 2021 (the record date), in the aggregate amount of $1.0 million. In connection therewith, the Company and each holder of Series A Convertible Preferred Stock agreed that effective April 15, 2021, the Series A Convertible Stock, plus accrued and unpaid dividends thereon (including without limitation the dividend of $750 per share) be converted into common stock. Accordingly, on April 15, 2021, all of the Series A Convertible Preferred Stock outstanding was converted to 4,636,649 shares of common stock with an additional 695,498 shares of common stock issued in exchange for all accrued and unpaid dividends. See Note 17 “Stockholders’ Equity” for additional information.

Effective April 8, 2020, the Company exchanged an aggregate of approximately $6.95 million of all its outstanding convertible notes payable which were issued in October 2018, April 2019, May 2019, July 2019, and September 2019 (collectively the “Notes”), representing principal and accrued interest through April 7, 2020, for 1,391 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”). As the transaction was accounted for as a debt extinguishment, the shares of Series A Preferred Stock and Warrants issued were recorded in equity at fair value of $11.59 million (before reduction of $0.03 million related to issuance costs) and $0.2 million, respectively. See Note 17 “Stockholders’ Equity” for additional information.

FinTekk AP, LLC (“FinTekk”) returned 369,999 shares associated with the Treasury Stock Receivable recorded in fiscal year 2019, which were subsequently retired in January 2020.

On January 6, 2020, the Company issued 386,681 shares of common stock with a value of $0.7 million in exchange for Patent Rights.

In January 2020, the Company issued 49,842 warrants to all noteholders as payment in kind to satisfy $0.1 million of accrued interest.

In February 2020, the Company issued 15,000 warrants with a value of approximately $0.01 million for marketing services.

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended May 31, 2021 and 2020

(Amounts in thousands except share numbers)

(Unaudited)

	Shares	$	Shares	$					Accumulated
	Series A Preferred Stock		Common Stock		Shares to be Issued	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, February 28, 2021	1,391	$—	14,920,109	$15	$—	—	$59,430	$(50,487)	$86	$9,044
Stock-based compensation	—	—	—	—	—	—	853	—	—	853
Issuance of common stock pursuant to exercise of stock options	—	—	8,000	—	—	—	13	—	—	13
Warrant exercises	—	—	433,265	—	—	—	1,083	—	—	1,083
Dividends declared on preferred shares	—	—	—	—	—	—	(1,043)	—		(1,043)
Conversion of preferred shares and accrued dividends on preferred shares	(1,391)	—	5,332,147	5	—	—	1,038	—	—	1,043
Net income	—	—	—	—	—	—	—	2,037	—	2,037
Foreign currency translation	—	—	—	—	—	—	—	—	120	120
Balance, May 31, 2021	—	$—	20,693,521	$20	$—	—	$61,374	$(48,450)	$206	$13,150

Balance, February 29,2020	—	$—	10,481,365	$10	$20	—	$37,264	$(39,947)	$(75)	$(2,728)
Shares to be issued	—	—	—	—	43	—	—	—	—	43
Issuance of Series A preferred stock upon conversion of the convertible notes, net of issuance costs	1,391	—	—	—	—	—	11,562	—	—	11,562
Stock-based compensation	—	—	—	—	—	—	11	—	—	11
Issuance of common stock – Roboro acquisition	—	—	138,889	—	—	—	556	—	—	556
Warrant exercises	—	—	2,009,703	2	—	—	4,020	—	—	4,022
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—	240	—	—	240
Net loss	—	—	—	—	—	—	—	(8,061)	—	(8,061)
Foreign currency translation	—	—	—	—	—	—	—	—	133	133
Balance, May 31, 2020	1,391	$—	12,629,957	$12	$63	—	$53,653	$(48,008)	$58	$5,778

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended May 31, 2021 and 2020

(Amounts in thousands except share numbers)

(Unaudited)

	Shares	$	Shares	$
	Shares	$	Shares	$					Accumulated
	Series A Preferred Stock		Common Stock		Shares to be Issued	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, November 30, 2020	1,391	$—	14,852,023	$15	$—	—	$58,581	$(50,215)	$28	$8,409
Stock-based compensation	—	—	—	—	—	—	1,546	—	—	1,546
Issuance of common stock pursuant to exercise of stock options	—	—	22,667	—	—	—	35	—	—	35
Warrant exercises	—	—	486,684	—	—	—	1,217	—	—	1,217
Dividends declared on preferred shares	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Conversion of preferred shares and accrued dividends on preferred shares	(1,391)	—	5,332,147	5	—	—	1,038	—	—	1,043
Net income	—	—	—	—	—	—	—	1,765	—	1,765
Foreign currency translation	—	—	—	—	—	—	—	—	178	178
Balance, May 31, 2021	—	$—	20,693,521	$20	$—	—	$60,331	$(47,407)	$206	$13,150

Balance, November 30, 2019	—	$—	10,402,184	$10	$20	(888)	$36,575	$(37,662)	$(38)	$(1,983)
Issuance of common stock for services			62,500	—	—	—	118	—	—	118
Issuance of common stock for intellectual property	—	—	386,680	—	—	—	697	—	—	697
Cancellation of shares			(369,999)	—	—	888	(888)	—	—	—
Shares to be issued	—	—	—	—	43	—	—	—	—	43
Issuance of Series A preferred stock upon conversion of the convertible notes, net of issuance costs	1,391	—	—	—	—	—	11,562	—	—	11,562
Issuance of warrants for payment of accrued interest	—	—	—	—	—	—	125	—	—	125
Stock-based compensation	—	—	—	—	—	—	648	—	—	648
Issuance of common stock – Roboro acquisition	—	—	138,889	—	—	—	556	—	—	556
Warrant exercises	—	—	2,009,703	2	—	—	4,020	—	—	4,022
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—	240	—	—	240
Net loss	—	—	—	—	—	—	—	(10,346)	—	(10,346)
Foreign currency translation	—	—	—	—	—	—	—	—	96	96
Balance, May 31, 2020	1,391	$—	12,629,957	$12	$63	—	$53,653	$(48,008)	$58	$5,778

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended May 31, 2021 and May 31, 2020

1.	NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly-owned subsidiary in Canada, Security Devices International Canada Corp. (“SDI Canada”). SDI Canada was dissolved on December 19, 2019. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”). On May 5, 2020, the Company acquired all the outstanding shares of Roboro Industries (“Roboro”), at that time, its exclusive manufacturer in South Africa. See Note 6, “Acquisitions: Business Combination.” On May 12, 2021, the Company acquired certain assets of the Mission Less Lethal brand from Kore Outdoor (U.S.), Inc. See Note 6, “Acquisitions: Asset Acquisition.”

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. The Company’s primary product is its .68 caliber handheld personal security device called the Byrna® HD and Byrna® HD magazines and projectiles. The Company manufactured its Byrna HD launchers and magazines at Roboro until May 2020 when Roboro became a subsidiary and its operations were assumed by Byrna South Africa. On October 6, 2020, the Company opened a second manufacturing facility in Fort Wayne, Indiana. The Company has implemented manufacturing partnerships in the United States and South Africa, to assist in the deployment of its patented family of 40mm ammunition and its .68 caliber ammunition. The Company’s 40mm products are its Blunt Impact Projectile 40mm (“BIP®”) line of products.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to May 31, 2021, the Company had incurred a cumulative loss of $48.5 million. The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generated $22.3 million in revenue and income from operations of $1.6 million for the six months ended May 31, 2021. The Company’s future success is dependent upon its ability to continue to generate adequate revenue or raise sufficient capital, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

The rapid growth of revenues and development of the production capacity to support them have substantially improved the Company’s operations and financial condition. Sales increased by $21.0 million for the six months ended May 31, 2021, as compared to the previous period ended May 31, 2020, cash increased by $1.2 million and restricted cash has decreased by $5.5 million as of May 31, 2021 as compared to November 30, 2020. The decrease in restricted cash was due to successful efforts to reduce the sales order backlog.

Since the order backlog has been eliminated, cash generation through sales will be limited to the rate of incoming sales orders. Though growth in the rate of new sales orders is expected to continue, cash flow from operations is expected to be flat for the next several months. During this period, some loan financing may be needed to sustain adequate levels of liquidity.

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit, secured by the Company’s accounts receivable and inventory, and a $1.5 million line of credit, secured by the Company’s equipment. See Note 16, “Lines of Credit” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the three and six months ended May 31, 2021.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Byrna Technologies Inc.’s (“Byrna” or the “Company”) annual report on Form 10-K for the year ended November 30, 2020. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements, the results of its operations for the three and six months ended May 31, 2021 and 2020, and its cash flows for the six months ended May 31, 2021 and 2020 are not necessarily indicative of results to be expected for the full year.

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

6.	ACQUISITIONS

Asset Acquisition

On May 12, 2021, the Company entered into an asset purchase agreement to purchase certain assets used in the business of designing, developing, manufacturing, licensing, and selling of products and services for the Mission Less Lethal brand from Kore Outdoor (U.S.) Inc., (“Kore”) a wholly owned subsidiary of Kore Outdoor, Inc.

The transaction was accounted for as an asset acquisition, with estimated $3.7 million total cost of which $0.2 million were acquisition-related expenses. The estimated total cost of the acquisition has been allocated as follows (in thousands):

Assets acquired
Accounts receivable	$465
Prepaid expenses	165
Inventory	82
Property and equipment	180
Intangible assets	2,810
Total acquired assets	$3,702

The Company accounted for the transaction as an asset acquisition where the assets acquired were measured based on the amount of cash paid to Kore as well as transaction costs incurred as the fair value of the assets given was more readily determinable than the fair value of the assets received. The Company classified and designated identifiable assets acquired and assessed and determined the useful lives of the acquired intangible assets subject to amortization.

The Company is still in the process of finalizing the working capital adjustments and tax impacts, and therefore, the allocation of the asset acquisition consideration is subject to change.

Business Combination

On May 5, 2020, the Company acquired 100% of the equity interests in Roboro, its exclusive manufacturer in South Africa, in order to reduce its dependence on third parties for production. As a result of this acquisition, operations were assumed by Byrna South Africa.

The acquisition date fair value of the consideration was $0.6 million, including $0.5 million paid in cash. In addition, Roboro’s sellers purchased 138,889 shares of the Company’s common stock for $0.5 million at a contractual price of $3.60 per share. These shares, which were issued on May 27, 2020, are restricted and subject to a 15-month vesting schedule. The fair market value of the common stock of $0.6 million was based on the stock’s closing price of $4.00 on May 5, 2020. The difference between the fair market value plus approximately $0.002 million of transaction costs and the amount paid, was treated as an additional consideration for the acquisition.

The estimated fair value of assets acquired and liabilities assumed on May 5, 2020 is as follows:

Property and equipment	$67
Goodwill	651
Right-of-use asset, net	54
Loan payable	(123)
Operating lease liability, current	(35)
Operating lease liability, noncurrent	(19)
Other net asset (liabilities)	(38)
Net Assets	$557

7.	REVERSE STOCK SPLIT

On April 27, 2021, the Company effected a 1-for-10 reverse stock split. All owners of record as of April 27, 2021 received one issued and outstanding share of the Company’s common stock in exchange for 10 outstanding shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-ten exchange were rounded down to the next whole share, with cash paid in lieu of fractional shares. The reverse stock split had no impact on the par value per share of the Company’s common stock, which remains at $0.001. All share and per share information has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

8.	RESTRICTED CASH

The Company’s restricted cash - current was $0.8 million and $6.4 million at May 31, 2021 and November 30, 2020, respectively. This amount is due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards. The Company’s long-term restricted cash of $0.1 million at May 31, 2021 and November 30, 2020, consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its lease agreement.

9.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as security companies and law enforcement agencies, and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions. The Company’s returns under warranties have been immaterial. In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and offered customers a free factory service update for their launchers. The Company established a reserve of $0.2 million as an estimate of future related costs. As of May 31, 2021, approximately $0.06 million of these estimated costs have been incurred or resolved.

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

Revenue excludes taxes collected from customers and remitted to government authorities related to sales of the Company’s products. Costs to obtain a contract consist of commissions paid to employees and are included in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Commissions were $0 and $0.01 million for the three months ended May 31, 2021 and 2020, respectively. Commissions were $0.3 million and $0.01 million for the six months ended May 31, 2021 and 2020, respectively.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

The Company charges certain customers shipping and handling fees. Shipping and handling costs, which includes outbound freight associated with the distribution of finished products to customers, are recognized when the product is shipped to the customer and are included in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were $0.6 million and approximately $0.003 million for the three months ended May 31, 2021 and 2020, respectively. Shipping and handling costs were $1.3 million and approximately $0.01 million for the six months ended May 31, 2021 and 2020, respectively.

Allowance for Doubtful Accounts

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. A significant proportion of the Company’s sales are made via e-commerce. These orders are prepaid by credit card and involve no credit risk. To minimize the likelihood of uncollectible debt, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts was approximately $0.01 million for May 31, 2021 and November 30, 2020.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the six months ended May 31, 2021 and the year ended November 30, 2020, are summarized below (in thousands).

	May 31, 2021	November 30, 2020
Deferred revenue balance, beginning of period	$4,902	$11
Net additions to deferred revenue during the period	18,100	18,826
Reductions in deferred revenue for revenue recognized during the period	(21,327)	(13,935)
Deferred revenue balance, end of period	$1,675	$4,902

Revenue Disaggregation The following table presents disaggregation of the Company’s revenue by product type and distribution channel (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
Product type	2021	2020	2021	2020
Byrna® HD	$13,356	$1,100	$22,249	$1,227
40mm	45	90	45	112
Total	$13,401	$1,190	$22,294	$1,339

	Three Months Ended May 31,		Six Months Ended May 31,
Distribution channel	2021	2020	2021	2020
Wholesale (dealer/distributors and large end-users)	$2,107	$356	$3,776	$290
E-commerce	11,294	834	18,518	1,049
Total	$13,401	$1,190	$22,294	$1,339

10.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer equipment and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. The following table summarizes cost and accumulated depreciation as of May 31, 2021 and November 30, 2020, respectively (in thousands).

	May 31, 2021	November 30, 2020
Computer equipment and software	$259	$204
Furniture and fixtures	189	105
Leasehold improvements	229	144
Machinery and equipment	1,252	1,324
	1,929	1,777
Less: accumulated depreciation	742	557
Total	$1,187	$1,220

The Company recognized approximately $0.2 million and $0.01 million in depreciation expense during the six months ended May 31, 2021 and 2020, respectively. The Company recognized approximately $0.1 million and $0.01 million in depreciation expense during the three months ended May 31, 2021 and 2020, respectively.

At May 31, 2021 and November 30, 2020, the Company had deposits of $0.7 million and $0.6 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

During the six months ended May 31, 2021, the Company transferred equipment with a net book value of $0.1 million to a lessee under a sales-type lease. See Note 21, “Leases” for additional information.

11.	INVENTORY

The following table summarizes inventory as of May 31, 2021 and November 30, 2020, respectively (in thousands).

	May 31, 2021	November 30, 2020
Raw materials	$3,999	$2,901
Work in process	159	302
Finished goods	2,449	1,614
Total	$6,607	$4,817

Inventory at May 31, 2021 and November 30, 2020, primarily relates to the Byrna® HD Personal Security Device.

12.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets as of May 31, 2021 and November 30, 2020, (in thousands):

	May 31, 2021	November 30, 2020
VAT receivables	$562	$572
Advance payment for inventory	232	677
Prepaid insurance	245	16
Other	243	126
Total	$1,282	$1,391

13.	PATENT RIGHTS

On May 12, 2021, the Company entered into an asset purchase agreement with Kore, pursuant to which the Company acquired the exclusive right to use the key patents and intellectual property underpinning the acquired suite of products. As consideration for the tangible and intangible assets included in the Kore Portfolio, the Company paid Kore $3.5 million, and incurred $0.2 in legal costs to transfer these patent rights. Of the $3.7 million consideration, $2.8 million was capitalized relating to the key patents and intellectual property acquired.

No amortization has been recorded for the patent rights during the three or six months ended May 31, 2021 but will begin in June 2021.These patent rights have a maximum life of 20 years, expiring on various dates beginning from January 2037 to 2038, and will be amortized on a straight-line basis over a period of 15 years.

On April 13, 2018, the Company entered into a purchase and sale agreement with Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”), pursuant to which the Company agreed to purchase the Buys Portfolio, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $0.1 million, and incurred $0.01 in legal costs to transfer these patent rights. This consideration of $0.1 million was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $0.5 million in cash or $0.8 million worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $0.8 million, consisting of the Second Payment of $0.7 million through the issuance of 386,681 shares of common stock and Final Payment of $0.1 million in cash. The Final Payment was paid during the quarter ended May 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years.

The Company amortized $0.03 million and $ 0.03 million of patent rights during six months ended May 31, 2021 and 2020. The Company recognized $0.01 million and $0.02 million in amortization expense during the three months ended May 31, 2021 and 2020, respectively. The Company did not recognize any impairment losses during the three and six months ended May 31, 2021 and 2020, respectively.

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	May 31, 2021	November 30, 2020
Trade payables	$1,925	$3,475
Accrued sales and use tax	853	1,050
Payroll accrual	658	904
Accrued commissions	6	375
Accrued professional fees	227	217
Accrued royalties	122	180
Warranty	213	268
Income taxes payable	350	—
Other accrued liabilities	217	160
Total	$4,571	$6,629

15.	NOTES PAYABLE

The Company received $0.2 million of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the Coronavirus Aid Relief and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration. The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. On February 10, 2021, the Company received approval from the Small Business Administration (“SBA”) for $0.2 million of PPP loan forgiveness. This amount was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss during the six months ended May 31, 2021.

16.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024. The outstanding balance on the revolving line of credit is $1.5 million as of May 31, 2021.

On January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024. As of May 31, 2021, the Company had not drawn on the equipment financing line of credit.

Debt issuance costs related to the lines of credit were approximately $0.1 million. Debt issuance costs are being amortized over the term of the debt and are presented as part of Other Assets in the Condensed Consolidated Balance Sheets. Amortization of approximately $0.01 million for the three months ended May 31, 2021 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss. Amortization of approximately $0.01 million for the six months ended May 31, 2021 is included in Other financing costs in the Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss.

17.	STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Effective April 8, 2020, the Company exchanged an aggregate of approximately $7.0 million of all its then-outstanding notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock. The shares of Series A Preferred Stock were recorded at fair value of $11.6 million (before reduction of $0.029 million related to issue costs) based on a per share fair value of $0.008 million. The per share fair value was determined using the number of common stock shares in a conversion (3,333 = $0.005 million original issue price divided by $1.50 conversion price) multiplied by the $2.50 market price of a share of common stock.

Each share of Series A Preferred Stock had a $0.005 million issue price. Dividends accrued on the issue price at a rate of 10.0% per annum and were payable to holders of Series A Preferred Stock as if declared by the Board. As the Company did not pay the dividends in cash, the unpaid accrued dividends was settled upon conversion to shares of common stock, the Company recorded dividends distributable at the contractual dividend rate. The dividends were cumulative and accrued starting from the April 8, 2020 issuance date.

Each share of Series A Preferred Stock was convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $1.50. Upon conversion of the Series A Preferred Stock, all accrued and unpaid dividends were converted to common stock utilizing the same conversion formula. The conversion price was subject to proportional adjustment for certain transactions relating to the Company’s common stock, including stock splits, stock dividends and similar transactions. Holders of Series A Preferred Stock were entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company.

On April 9, 2021, the Board of Directors declared a cash dividend in the amount of $750 per share of Series A Convertible Preferred Stock, par value $0.001 per share, outstanding at the close of business on April 12, 2021 (the record date), in the aggregate amount of $1.0 million. In connection therewith, the Company and each holder of Series A Convertible Preferred Stock agreed that effective April 15, 2021, the Series A Convertible Preferred Stock, plus accrued unpaid dividends thereon be converted to 4,636,649 shares of common stock, with an additional 695,498 shares of common stock issued in exchange for all accrued and unpaid dividends.

Warrants

During the six months ended May 31, 2021, the Company raised $1.2 million through warrant exercises, where 486,684 warrants were exercised at a contractual price of $2.50 per warrant for 486,684 shares of common stock. During the three months ended May 31, 2021, the Company raised $1.0 million through warrant exercises, where 433,265 warrants were exercised at a contractual price of $2.50 per warrant for 433,265 shares of common stock.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 1,997,911 warrants were exercised for 1,997,911 shares of common stock. The warrant exercise price was reduced from $2.50 to $1.60 per warrant to induce warrant holders to exercise. The Company recorded warrant inducement expense of $0.8 million, which represents the difference between fair value at the reduced price of $1.60 per warrant and fair value at the contractual price of $2.50. The fair values of the warrants at $1.60 and $2.50 were determined using a Monte Carlo simulation model.

During the six months ended May 31, 2020, a warrant holder exercised 11,792 warrants for 11,792 shares of common stock at an exercise price of $1.80 per warrant for proceeds of $0.02 million. During the six months ended May 31, 2020, the Company issued 49,842 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of then convertible notes with a face value of $0.1 million together with 400 warrants for every $1,000 of accrued interest to satisfy $0.1 million of accrued interest that was payable through October 31, 2019. The warrants are each exercisable for one share of common stock at an exercise price of $2.50 per share on or before October 22, 2023. The Company also issued 15,000 warrants as payment to a consultant for marketing services. The warrants are each exercisable for one share of common stock at an exercise price of $2.50 per share on or before February 5, 2021.

The following table summarizes warrant activity, which includes the incentive warrants, during the six months ended May 31, 2021:

		Weighted-Average
		Exercise
	Number of	Price
	Warrants	$
Outstanding at November 30, 2020	585,739	2.40
Granted	—	—
Exercised	(486,684)	2.50
Outstanding at May 31, 2021	99,055	1.91
Exercisable at May 31, 2021	99,055	1.91

18.	STOCK-BASED COMPENSATION

2017 Plan

The Company has granted stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). The maximum number of shares of common stock which could have been reserved for issuance under the 2017 plan was 1,899,327. The 2017 Plan was administered by the Compensation Committee of the Board. The Compensation Committee determined the persons to whom options to purchase shares of common stock, and other stock-based awards may be granted. Persons eligible to receive awards under the 2017 Plan were employees, officers, directors, and consultants of the Company. Awards were at the discretion of the Compensation Committee. On February 24, 2021 the Company terminated the 2017 Plan and adopted the 2020 Equity Incentive Plan (defined below). In connection with the adoption of the 2020 Plan, the Company cancelled outstanding option awards granted under the 2017 Plan and replaced them with new award agreements evidencing an equivalent award under the 2020 Equity Incentive Plan with no change to any of the material provisions of the 2017 Plan option.

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

On February 24, 2021, following the termination of the 2017 Plan, the Company replaced outstanding options under the 2017 Plan with options under the 2020 Equity Incentive Plan. There were no substantive changes to the rights of any holder of options granted under the 2017 plan by replacing their award certificates with award agreements under the 2020 plan. The grant dates, exercise prices, expiry dates, and vesting provisions if any of the new award agreements under the 2020 plan that replace the certificates issued under the 2017 plan are identical for each grant and no change in valuation or accounting was required. The Board also amended the definition of Disability in the 2020 Plan to provide that “Disability” has the meaning assigned to such term in any individual employment agreement or award agreement with a plan participant and that if no such definition is provided in an award or employment agreement “Disability” is defined as in the 2020 Plan.

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options, RSUs, and incentive warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during either the expected term or the contractual term. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Forfeitures are accounted for as they occur.

The fair value of each grant is estimated on the date of grant by using either the Black-Scholes, Binomial Lattice, or the quoted stock price on the date of grant, unless the awards are subject to market conditions in which case the Company uses the Monte Carlo simulation model. Due to the Company’s limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Restricted Stock Units

During the six months ended May 31, 2021 and 2020, the Company granted 174,493 and 0 RSUs, respectively. During the three months ended May 31, 2021 and 2020, the Company granted 174,493 and 0 RSUs, respectively. 159,000 of the RSUs issued have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs are not subject to any market trigger, the second one-third of the RSUs will be triggered when the Company’s stock trades above $30.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $40.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. 15,493 RSUs have a time trigger only and vest in approximately one year. RSU's outstanding at December 1, 2020 totaling 300,000 met a market condition for the first market condition trigger of vesting and are now subject only to a time-trigger for final vesting.

Stock-based compensation expense for the RSUs for the three months ended May 31, 2021 and 2020 was $0.7 million and $0, respectively. Stock-based compensation expense for the RSUs for the six months ended May 31, 2021 and 2020 was $1.4 million and $0, respectively. The Company recorded stock-based compensation expense for restricted stock units granted to non-employees of approximately $0.07 million and $0 million during the three and six months ended May 31, 2021 and 2020, respectively.

The following table summarizes the RSU activity during the six months ended May 31, 2021:

RSUs
Unvested and outstanding as of November 30, 2020	1,573,500
Granted	174,493
Exercised	—
Cancelled	—
Unvested and outstanding at May 31, 2021	1,747,993

Stock Options

During the six months ended May 31, 2021 and 2020, the Company granted options to employees and directors to purchase 29,000 and 391,750 shares of common stock, respectively. The options issued during the six months ended May 31, 2021 vest over three years. The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.17 million and $0.6 million during the six months ended May 31, 2021 and 2020, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.09 million and $0.01 million during the three months ended May 31, 2021 and 2020, respectively.

During the six months ended May 31, 2021, 82,250 stock options were forfeited resulting in net benefit of stock-based compensation of approximately $0.093 million. During the three months ended May 31, 2021, 66,000 stock options were forfeited resulting in net benefit of stock-based compensation of approximately $0.06 million.

During the six months ended May 31, 2021 and 2020, the Company granted options to purchase 0 and 11,000, shares of common stock to non-employee contractors, respectively. The Company recorded stock-based compensation expense for options granted to non-employees of approximately $0.02 million during the three and six months ended May 31, 2021 and 2020, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the six months ended May 31, 2021 were as follows:

Black-Scholes option pricing model

Risk free rate	0.33%
Expected dividends	0.00
Expected volatility	83 – 113%
Expected life	4 – 5 years
Market price of the Company’s common stock on date of grant	$14.74 – 19.70
Exercise price	$14.90 – 17.00

The following table summarizes option activity under the 2017 and 2020 Plan during the six months ended May 31, 2021:

	Stock	Weighted-Average Exercise Price Per Stock Option
	Options	CDN$	USD$
Outstanding, November 30, 2020 (1)	705,967	2.40	3.10
Granted	41,000	18.90	15.60
Exercised	(22,667)	(1.90)	(1.50)
Forfeited	(82,250)	(5.10)	(4.20)
Outstanding, May 31, 2021 (2)	642,050	3.60	3.00
Exercisable, May 31, 2021 (2)	642,050	2.60	2.20

(1)	As of November 30, 2020 all options were governed by the 2017 Plan.
(2)	As of May 31, 2021 all options were governed by the 2020 Plan.

Incentive Warrants

During the six months ended May 31, 2021 and 2020, the Company issued 0 and 15,000 of warrants in exchange for services to a marketing consultant to purchase common shares, respectively. The warrants were issued outside of the 2017 Plan and were not included under the 2020 Plan. Stock-based compensation expense for the six months ended May 31, 2021 and 2020 was $0 and $0.02 million, respectively. Stock-based compensation expense for the three months ended May 31, 2021 and 2020 was $0.

Stock-Based Compensation Expense

Total stock-based compensation expense was $1.5 million and $0.6 million for the six months ended May 31, 2021 and 2020, respectively. Total stock-based compensation expense was $0.8 million and $0.01 million for the three months ended May 31, 2021 and 2020, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss.

19.	INCOME (LOSS) PER SHARE

For the three and six months ended May 31, 2021, the Company recorded net income. As such, the Company used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended May 31, 2021. Warrants, stock options, and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

For the three and six months ended May 31, 2020, the Company recorded a net loss. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and six months ended May 31, 2020. Preferred Stock, warrants, stock options, and RSUs that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

	For the Three Months Ended May 31, 2020	For the Six Months Ended May 31, 2020
Series A Preferred Stock	4,636,667	4,636,667
Warrants	2,783,702	2,783,702
Stock Options	672,667	672,667
RSUs	—	—
Total	8,093,036	8,093,036

The following table sets forth the allocation of net income (loss) for the three and six months ended May 31, 2021 and 2020, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2021	2020	2021	2020
Net income (loss)	$2,037	$(8,061)	$1,765	$(10,346)
Net income applicable to preferred stock	(1,043)	—	(1,043)	—
Income available to common shareholders	$994	$(8,061)	$722	$(10,346)

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended May 31, 2021 and 2020:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2021	2020	2021	2020
Weighted-average common shares outstanding- basic	17,800,749	12,068,759	16,359,496	11,271,719
Assumed conversion of:
Dilutive Stock Options	597,214	—	600,918	—
Dilutive Warrants	304,883	—	399,332	—
Dilutive RSUs	286,385	—	244,385	—
Weighted-average common share outstanding- diluted	18,989,231	12,068,759	17,604,131	11,271,719

1,155,000 RSUs outstanding during the three and six months ended March 31, 2021, were not included in the computation of diluted earnings per share because they are contingently issuable shares.

The following were excluded from the calculation of diluted net income per share for the three and six months ended May 31, 2021 because their effects are anti-dilutive:

	For the Three Months Ended May 31, 2021	For the Six Months Ended May 31, 2021
Antidilutive securities:
Options	638,000	518,000
RSUs	50,000	68,493
Total antidilutive securities	688,000	586,493

20.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $0.2 million and approximately $0.001 million for royalties due to Buys, the Company’s CTO, during the six months ended May 31, 2021 and 2020, respectively and had accrued royalties of $0.1 million and $0.3 million as of May 31, 2021 and November 30, 2020, respectively. The Company also recorded stock-based compensation expense of approximately $0.006 million and $0.008 million during the six months ended May 31, 2021 and 2020, related to stock options granted to Buys in 2018 to acquire 150,000 shares of common stock. Stock-based compensation expense was $0.002 million and $0.004 million during the three months ended May 31, 2021 and 2020, respectively.

The Company issued 386,681 shares of common stock with a value of $0.7 million in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the six months ended May 31, 2021. See Note 13, “Patent Rights,” for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $0.002 million per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), President and, effective April 1, 2019, Chief Executive Officer (“CEO”) of the Company. This lease was terminated June 30, 2020. The Company expensed $0.02 for these items during the six months ended May 31, 2020. The Company expensed $0.01 million for these items during the three months ended May 31, 2020.

21.	LEASES

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

The Company leased office and warehouse space in South Africa under a lease that expired on November 30, 2020. The base rent was approximately $0.004 million per month. In December 2020, the Company entered into a new lease for office and warehouse space. The lease expires in November 2024. The base rent during the six months ended May 31, 2021 was approximately $0.005 per month.

The Company leased real estate in Fort Wayne Indiana. The lease expires on February 28, 2022. In February 2021, the Company entered into a lease termination agreement with the landlord. Upon termination, the Company was required to pay a termination fee of approximately $0.02 million. The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.008 million per month. The Company also leases office space in Las Vegas, Nevada. The lease expires on August 31, 2022. The base rent is approximately $0.004 million per month.

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

As of May 31, 2021 and November 30, 2020, right-of-use assets of $1.2 million and $1.2 million, current lease liabilities of $0.2 million and $0.3 million and non-current lease liabilities of $0.9 million and $0.8 million, respectively, are reflected in the accompanying Condensed Consolidated Balance Sheets. The elements of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021
Lease Cost:
Operating lease cost	$87	$179
Short-term lease cost	5	5
Variable lease cost	—	—
Total lease cost	$92	$184

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities		$156
Operating lease liabilities arising from obtaining right-of-use assets		$182

Operating Leases:
Weighted-average remaining lease term (in years)		4.7 years
Weighted-average discount rate		9.3%

Future lease payments under non-cancelable operating leases as of May 31, 2021 are as follows (in thousands):

Fiscal Year Ending November 30,
2021 (six months)	$161
2022	315
2023	282
2024	290
2025	187
Thereafter	157
Total lease payments	1,392
Less: imputed interest	255
Total lease liabilities	$1,137

Sales-Type Leases

During the six months ended May 31, 2021, the Company entered into an equipment lease as lessor. The lease is being accounted for as a sale-type lease. The term of the lease is three years. For a sales-type lease, the carrying amount of the asset is derecognized from property and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, the Company recognizes interest income on the net investment in the lease. At lease commencement, the Company determined the unguaranteed residual value of the equipment was $0 and the selling profit or loss was immaterial.

The receivable recorded as a result of the lease is collateralized by the underlying equipment and consist of the following components at May 31, 2021 (in thousands):

Net minimum lease payments to be received	$121
Less: unearned interest income portion	14
Net investment in sales-type leases	107
Less: current portion	44
Net investment in sales-type leases, non-current	$63

The maturity schedule of future minimum lease payments under sales-type leases and the reconciliation to the net investment in sales-type leases reported at May 31, 2021 was as follows (in thousands):

Fiscal Year Ending November 30,
2021 (six months)	$27
2022	54
2023	40
Total future minimum sales-type lease payments	121
Less: unearned income	14
Total net investment in sales-type leases	$107

22.	INCOME TAXES

For the three months ended May 31, 2021 and 2020, the Company recorded an income tax expense of $0.2 million and $0, respectively. For the six months ended May 31, 2021 and 2020, the Company recorded an income tax expense of $0.2 million and $0, respectively. For the three months ended May 31, 2021 and 2020, the effective tax rate was 8.2% and 0%, respectively. For the six months ended May 31, 2021 and 2020, the effective tax rate was 9.4% and 0%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the prior period, utilization of Net Operating Loss (“NOL”) and other effects.

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 23, “Income Taxes,” in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2020.

On March 27, 2020, Congress signed into law the $2 trillion bipartisan Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

23.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the amended agreement related to the Final Payment to Buys for the Buys Portfolio, the Company is committed to a minimum royalty payment of $0.025 million per year. Royalties on CO2 pistols are to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon a net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate will begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

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

Product Liability

In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and, as a result, the Company accrued a $0.2 million reserve for the possible costs related to updating affected launchers. As of May 31, 2021, approximately $0.06 million of these estimated costs have been incurred or resolved.

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

24.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company entered into a Development, Supply and Manufacturing Agreement with the manufacturer of the 40mm blunt impact projectile (“BIP”) on August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then-current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $0 and $0.07 million for the six months ended May 31, 2021 and 2020, respectively. Purchases from the BIP manufacturer were $0 and $0.06 million for the three months ended May 31, 2021 and 2020, respectively. Notice has been provided and this Development, Supply and Manufacturing Agreement will not be extended after August 1, 2021.

25.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three and six months ended May 31, 2021 and 2020, respectively, by geographic region (in thousands).

Revenue:
Three Months Ended	U.S.	South Africa	Total
May 31, 2021	$12,868	$533	$13,401
May 31, 2020	1,077	113	1,190

Six Months Ended	U.S.	South Africa	Total
May 31, 2021	$21,325	$969	$22,294
May 31, 2020	1,321	18	1,339

26.	FINANCIAL INSTRUMENTS

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

During the six months ended May 31, 2021, in comparison to the prior year period, the U.S. dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment gain of $0.2 million and $0.1 million primarily related to the South African rand during the six months ended May 31, 2021 and 2020, respectively. The Company recorded a translation adjustment gain/(loss) of $0.1 and $0.1 million primarily related to the South African rand during the three months ended May 31, 2021 and 2020, respectively.

The Company’s South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the U.S. dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the U.S. exchange rate, the impact on the loss and stockholders’ equity is not material.

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

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Byrna Technologies Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ended November 30, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “2020 10-K”), the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov, and Section 1A of this Quarterly Report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to the potential global impact of the COVID-19 pandemic, our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, loss of customer data, breach of security or an extended outage related to our e-commerce store, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the BATF, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

We develop, manufacture and sell non-lethal ammunition and security devices. These products are used by the military, correctional services, police agencies, private security and consumers. We have two main product lines. Our first main product line and primary focus is our Byrna® line of personal security devices and related products. The Byrna® product line includes our Byrna® HD, our first handheld personal security device, which has the size and form factor of a compact handgun and is designed to be used by civilians and private security professionals, as well as accessories and third-party products that are compatible with the Byrna® HD, including the projectiles used in the Byrna® HD. Our second, legacy, line of business is the sale of non-lethal munitions designed for 40mm rifled launchers utilized by law enforcement, correctional services and military markets. These less-lethal munitions include impact rounds designed to stop an individual without causing permanent injury or death and “payload” rounds carrying a variety of payload packages including chemical irritants and various marking products designed to control or identify instigators in riot situations. Our flagship product in this market is the 40mm blunt impact projectile (“BIP”), which uses patented collapsible gel head technology. In addition to our two main product lines, we are selling out remaining inventory of two 12-gauge less-lethal impact rounds that we no longer manufacture.

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

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade, particularly given the fear caused by the recent COVID-19 pandemic. The less lethal market has been projected to approach $12 billion per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023)). We plan to respond to this demand for less-lethal products through the serial production and distribution of the Byrna® HD and expansion of the Byrna product line.

RESULTS OF OPERATIONS

Results for the second quarter of 2021 demonstrate a continuing trend of rapid sales growth due to increasing demand for our Byrna HD personal security device and to growth of the production capacity and administrative and control structures necessary to supply that demand. Revenues of $13.4 million are significantly higher than in any past quarter. Most of the growth in revenue continues to be in high margin direct sales through our website. E-commerce orders account for 85% of total net revenue this quarter. The increasing excess of revenue over fixed production costs drove improvement in our gross margin, which was 56% of net revenue this quarter.

Though the COVID 19 pandemic continues to negatively affect efficiency in our South African production facility and in some of our global supply lines, the situation improved this quarter in our U.S. manufacturing and corporate office facilities where there was no disruption of production or distribution and employees were not required to work remotely.

Higher sales volumes drove up certain variable operating expenses such as the cost of shipping product to customers and credit card sales transactions fees. Meanwhile the structural growth required to manage a larger company with higher sales volumes has required an increase in structural operating expenses such as payroll, insurance and marketing expenses. However, the increase in gross profit more than offsets this resulting in our first reported quarterly income from operations of $2.0 million.

Three months ended May 31, 2021 as compared to three months ended May 31, 2020:

Net Revenue

Revenues were $13.4 million in the second quarter of 2021 which represents an increase of $12.2 million as compared to the prior year period revenues of $1.2 million. This increase was due to sales of the Byrna® HD and driven by a growing market awareness of the product.

Cost of Goods Sold

Cost of goods sold was $5.8 million in the second quarter of 2021 compared to $0.7 million in the prior year period. This $5.1 million increase is primarily due to the increase in related sales volume and also to the costs associated with the manufacture and corresponding sales of the Byrna® HD and related products.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, inspection costs and the shipping and handling costs. Gross profit was $7.6 million in the second quarter of 2021, or 56% of net revenue, as compared to gross profit of approximately $0.5 million, or 43% of net revenue, in the prior year period. The increase in gross profit is due to the increase in sales volume of Byrna® HD products.

Operating Expenses/Loss from Operations

Operating expenses were $5.5 million in the second quarter of 2021, as compared to the prior year period expenses of $1.4 million. This increase is due to the growth company. The growth of sales volumes drove increases in variable expenses such as freight out, which increased from $0.003 million in the second quarter of 2020 to $0.6 million in the second quarter of 2021 and bank fees which are primarily transaction fees on customers’ credit card orders and which grew from $0.02 million in the three months ended May 31, 2020 to $0.4 million in the three months ended May 31, 2021. The structural growth required to manage a larger company with higher sales volumes drove up structural costs. Payroll related costs were $0.6 million and stock compensation costs were $0.01 million in the second quarter of 2020. These were $1.9 million and $0.9 million, respectively, in the second quarter of 2021. Insurance expense increased from $0.03 million in the second quarter of 2020 to $0.3 million in the second quarter of 2021. Marketing cost increased from $0.1 million in the second quarter of 2020 to $0.4 million in the second quarter of 2021.

The growth in revenue drove growth in gross profit greater than the increase in variable and structural operating expenses which resulted in a significant improvement in operating profit. The three months ended May 31, 2021 showed income from operations of $2.0 million as compared to a loss from operations of $0.9 million in the same period one year earlier.

Accretion of Debt Discounts

Accretion of debt discounts decreased $0.3 million in the second quarter of 2021 to $0 from $0.3 million in the prior year period. The 2020 charge resulted from the April 8, 2020 exchange of an aggregate of approximately $6.95 million outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares of Series A Convertible Preferred Stock. We no longer have any outstanding convertible notes payable.

Interest Expense

Interest Expense for the three months ended May 31, 2021 was $0.01 million. This represents $0.01 million of interest on the asset-based loan net of $0.004 million imputed interest income from a sales financing lease. Interest Expense for the three months ended May 31, 2020 was $0.08 million of interest accrued on convertible notes payable.

Income (Loss) on Extinguishment of Debt

Loss on extinguishment of debt was $0 and $6.0 million during the three months ended May 31, 2021 and May 31, 2020, respectively. The 2020 charge relates to the April 8, 2020 exchange of convertible notes payable for preferred stock.

Warrant Inducement Expense

Warrant inducement expense was $0 in the second quarter of 2021 and $0.8 million in the second quarter of 2020. The 2020 charge reflects the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 per warrant contractual exercise price.

Other Financing Costs

Other financing costs represents the cost to close the asset-based loan being amortized over the three-year term of the loan agreement. This cost was $0.01 million for the three months ended May 31, 2021 and $0 for the same period one year earlier.

Income Tax Provision

Our effective income tax rate was 9% and 0% for the three months ended May 31, 2021 and May 31, 2020 respectively. Our income tax provision was $0.2 million and $0 for the three months ended May 31, 2021 and May 31, 2020 respectively. Our tax rate differs from the statutory rate of 21.0% due to the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the past period, and other effects.

We are subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

Net Income (Loss)

The increased profitability from growing, high margin, revenues drove net income to $2.0 million for the three months ended May 31, 2021. This is the first quarter for which we have reported net income and compares to a net loss of $8.1 million for the three months ended May 31, 2020.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): adjusted EBITDA, non-GAAP net income (loss), and non-GAAP net income (loss) per share (basic and diluted). Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

Accordingly, we believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

These non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures, because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other non-GAAP measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Adjusted EBITDA

Adjusted EBITDA is defined as comprehensive income (loss) as reported in our consolidated statements of income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest expense; (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) loss on extinguishment of debt; (vii) warrant inducement expense; and (viii) other financing costs. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to comprehensive income (loss), the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended May 31,
	2021	2020
Comprehensive income (loss)	$2,157	$(7,929)

Adjustments:
Interest expense	9	74
Income tax provision	183	—
Depreciation and amortization	129	40
Non-GAAP EBITDA	2,478	(7,815)

Stock-based compensation expense	853	11
Accretion of debt discounts	—	257
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other financing costs	8	—

Non-GAAP adjusted EBITDA	$3,339	$(675)

Non-GAAP net income (loss) and non-GAAP net income (loss) per share

Non-GAAP net income (loss) is defined as comprehensive income (loss) as reported in our consolidated statements of income excluding the impact of (i) stock-based compensation expense; (ii) accretion of debt discounts; (iii) loss on extinguishment of debt; (iv) warrant inducement expense; and (v) other financing costs. Our non-GAAP net income (loss) measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP net income (loss) per share by dividing non-GAAP net income (loss) by the average basic or diluted shares outstanding for the period. Reconciliation of Non-GAAP comprehensive income (loss) to Comprehensive income (loss), the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended May 31,
	2021	2020
Comprehensive income (loss)	$2,157	$(7,929)

Adjustments:
Stock-based compensation	853	11
Accretion of debt discounts	—	257
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other financing costs	8	—
Non-GAAP net income (loss)	3,018	(789)
Net income applicable to preferred stock	(1,043)	—
NON-GAAP NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,975	$(789)

Non-GAAP net income (loss) per share — basic	$0.11	$(0.07)
Non-GAAP net income (loss) per share — diluted	$0.10	$(0.07)
Weighted-average number of common shares outstanding during the period — basic	17,800,749	12,068,759
Weighted-average number of common shares outstanding during the period — diluted	18,989,231	12,068,759

Six months ended May 31, 2021 as compared to six months ended May 31, 2020:

Net Revenue

Revenues were $22.3 million in the first half of 2021, a significant increase compared to the prior year period revenues of $1.3 million. This increase was driven by revenues from the Byrna® HD which began shipping in April 2019, and growing market awareness of and demand for our product.

Cost of Goods Sold

Cost of goods sold was $10.0 million in the first half of 2021 compared to $0.9 million in the prior year period. The increase is primarily due to the extreme growth in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $12.3 million in the first half of 2020, a gross profit margin of 55% driven by sales of Byrna® HD products and accessories. Gross profit in the prior year period was $0.5 million with a gross profit margin of 36%. The improvement in gross margin profitability is due to increased production efficiency and due to the improved ratio of sales volume to fixed overhead costs.

Operating Expenses, Profit/Loss from Operations

Operating expenses were $10.7 million in the first half of 2021, as compared to the prior year period expenses of $3.0 million. This increase is due to the growth of the company. The growth of sales volumes drove increases in variable expenses such as freight out, which increased from $0.01 million in the first half of 2020 to $1.1 million in the first half of 2021 and bank fees which are primarily transaction fees on customers’ credit card orders and which grew from $0.04 million in the first six months of 2020 to $0.6 million in the first six months of 2021. The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs were $1.1 million and stock compensation costs were $0.6 million in the first half of 2020. These were $4.2 million and $1.5 million respectively in the first half of 2021. Insurance expense increased from $0.1 million in the first half of 2020 to $0.7 million in the first half of 2021. Marketing cost increased from $0.2 million in the first half of 2020 to $0.5 million in the first half of 2021. Legal and other consulting costs increased from $0.2 million in the first half of 2020 to $0.4 million in the first half of 2021.

The growth in revenue drove growth in gross profit greater than the increase in variable and structural operating expenses which resulted in a significant improvement in operating profit. The first six months of 2021 showed income from operations of $1.6 million as compared to a loss from operations of $2.5 million in the same period one year earlier.

Accretion of Debt Discounts

Accretion of debt discounts decreased $0.8 million in the first half of 2021 to $0 from $0.8 million in the prior year period. The 2020 charge resulted from the April 8, 2020 exchange of an aggregate of approximately $6.95 million outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares of Series A Convertible Preferred Stock. We no longer have any outstanding convertible notes payable.

Interest Expense

Interest Expense for the six months ended May 31, 2021 was $0.04 million. This represents interest on the asset-based loan and imputed net interest expense from the establishment of a sales financing lease. Interest Expense for the six months ended May 31, 2020 was $0.2 million of interest accrued on convertible notes payable.

Income (Loss) on Extinguishment of Debt

Income on extinguishment of debt was $0.2 million and $0 during the six months ended May 31, 2021 and May 31, 2020, respectively and relates to the forgiveness of the $0.2 million of funding under the Paycheck Protection Program (“PPP”).

Loss on extinguishment of debt was $0 and $6.0 million during the six months ended May 31, 2021 and May 31, 2020, respectively. The 2020 charge relates to the April 8, 2020 exchange of convertible notes payable for preferred stock.

Warrant Inducement Expense

Warrant inducement expense was $0 in the first half of 2021 and $0.8 million in the first half of 2020. The 2020 charge reflects the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price.

Other Financing Costs

Other financing costs represents the cost to close the asset-based loan being amortized over the three-year term of the loan agreement. This cost was $0.01 million for the six months ended May 31, 2021 and $0 for the same period one year earlier.

Income Tax Provision

Our income tax provision was $0.2 million and $0 for the six months ended May 31, 2021 and May 31, 2020 respectively. Our tax rate differs from the statutory rate of 21.0% due to the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the past period, and other effects.

We are subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

Net Income (Loss)

The increased profitability from growing, high margin, revenues drove net income to $1.8 million for the six months ended May 31, 2021. This compares to a net loss of $10.3 million for the six months ended May 31, 2020.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): adjusted EBITDA, non-GAAP net income (loss), and non-GAAP net income (loss) per share (basic and diluted). Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

Accordingly, we believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

These non-GAAP financial measures do not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures, because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other non-GAAP measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Adjusted EBITDA

Adjusted EBITDA is defined as comprehensive income (loss) as reported in our consolidated statements of income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest expense; (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) loss on extinguishment of debt; (vii) warrant inducement expense; (viii) other income (forgiveness of PPP loan); and (ix) other financing costs. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). The adjustment for other income (forgiveness of PPP loan) was not included in our Adjusted EBITDA metric for the three months ended May 31, 2021 because it was not applicable to such period. We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to comprehensive income (loss) the most directly comparable GAAP measure, is as follows (in thousands):

	For the Six Months Ended May 31,
	2021	2020
Comprehensive income (loss)	$1,943	$(10,250)

Adjustments:
Interest expense	37	233
Income tax provision	183	—
Depreciation and amortization	217	78
Non-GAAP EBITDA	2,380	(9,939)

Stock-based compensation expense	1,546	648
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other income: forgiveness of PPP loan	(190)	—
Other financing costs	9	—
Non-GAAP adjusted EBITDA	$3,745	$(1,664)

Non-GAAP net income (loss) and non-GAAP comprehensive income (loss) per share

Non-GAAP comprehensive income (loss) is defined as comprehensive income (loss) as reported in our consolidated statements of income excluding the impact of (i) stock-based compensation expense; (ii) accretion of debt discounts; (iii) loss on extinguishment of debt; and (iv) warrant inducement expense. Our non-GAAP net income (loss) measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP net income (loss) per share by dividing non-GAAP net income (loss) by the average basic or diluted shares outstanding for the period. Reconciliation of Non-GAAP comprehensive income (loss) to comprehensive income (loss), the most directly comparable GAAP measure, is as follows (in thousands):

	For the Six Months Ended May 31,
	2021	2020
Comprehensive income (loss)	$1,943	$(10,250)

Adjustments:
Stock-based compensation	1,546	648
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other income	(190)	—
Other financing costs	9	—
Non-GAAP net income (loss)	3,308	(1,975)
Net income applicable to preferred stock	(1,043)	—
NON-GAAP NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,265	$(1,975)

Non-GAAP net income (loss) per share — basic	$0.14	$(0.18)
Non-GAAP net income (loss) per share — diluted	$0.13	$(0.18)
Weighted-average number of common shares outstanding during the period — basic	16,359,496	11,271,719
Weighted-average number of common shares outstanding during the period — diluted	17,604,131	11,271,719

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and balances of restricted cash as of May 31, 2021 totaled $5.3 million, a decrease of $4.3 million from $9.7 million as of November 30, 2020. Approximately $0.9 million of the cash on hand at May 31, 2021 was restricted due to holds placed on its use by our merchant services vendor pending fulfillment of backorders prepaid by credit cards.

Operating Activities

Cash used in operating activities was $2.9 million during the first half of 2021 compared to $1.6 million during the prior year period. Net income was $2.0 million and $1.8 million for the three and six months ended May 31, 2021, respectively. Net loss was $8.1 million and $10.3 million for the three and six months ended May 31, 2020, respectively. Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net income to calculate cash from operations in the first half 2021. These include stock-based expense of $1.5 million, compared to $0.6 million for the first half of 2020; increase of reserves against inventory value of $0.2 million, compared to $0.003 million for the first half of 2020; depreciation and amortization of $0.2 million compared to $0.1 million for the first half of 2020; and lease accounting expenses of $0.1 million compared to $0.03 for the first half of 2020. These added back amounts were partially offset by backing out non-cash income on forgiveness of debt of $0.2 million.

During the six months ended May 31, 2021, the growth of the company was reflected in the use of cash for growing working capital needs. Though inventory levels decreased during the second quarter, this decrease did not fully offset the increase of the first quarter so that, during the six months ended May 31, 2021, inventory increased by $1.4 million, compared to $0.2 million for the six months ended May 31, 2020. Deferred revenue decreased $3.2 million during the six months ended May 31, 2021 to $1.7 million as we fulfilled backlogged e-commerce order. Additionally, for the six months ended May 31, 2021 accounts payable and accrued expenses decreased by $2.4 million, compared to an increase of $0.1 million for the six months ended May 31, 2020. This decrease was only partially offset by decreases in accounts receivable and prepaid expenses of $0.6 million, compared to $0.03 million for the six months ended May 31, 2020.

Investing Activities

Cash used in investing activities was $3.9 million in the first half of 2021 compared to $0.7 for the first half of 2020. For the six months ended May 31, 2021, $3.7 million was attributable to the acquisition of assets from Kore. For the six months ended May 31, 2020, $0.5 million was in connection with Roboro acquisition, and approximately $0.2 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $2.7 million during the six months ended May 31, 2021. This amount was comprised primarily of the $1.5 million drawn on the revolving line of credit as well as $1.2 million in proceeds from warrant exercises. Cash provided by financing activities was $3.9 million during the six months ended May 31, 2020, and included $3.2 million proceeds from warrant exercises, $0.5 million from Roboro’s sellers and $0.2 million from the Paycheck Protection Program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2020 10-K. During the three and six months ended May 31, 2021, there were no significant changes to the Company’s critical accounting policies from those described in our 2020 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The significant growth of the Company’s transactional volumes, geographical footprint, headcount, and process complexity during the fiscal year ended November 30, 2020 created the need for a more formal structure of internal control processes. To address this need, during the fourth quarter of 2020, under the direction of the CFO and with the assistance of a third-party consultant, management began a systematic risk assessment to define a comprehensive list of key control requirements. Assessment of the status of each of the newly defined control requirements and remediation of deficiencies began in October of 2020 but was not complete as of May 31, 2021.

In its assessment of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2021, management concluded that the project to systematically address key control requirements was incomplete and therefore could not be relied upon. Moreover, management’s assessment concluded that general information technology controls over the Company’s information systems managed by third-party providers were deficient and not adequate to prevent or detect material misstatements in the Company’s financial reporting. Therefore, material weaknesses in the design and operating effectiveness of the internal control over information technology systems continue to exist. For these reasons, management has concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2021.

Management anticipates it will remediate the material weakness by following through with the systematic key control implementation plan during fiscal year 2021.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.	RISK FACTORS

We are providing the disclosure below and supplementing the risk factors described in “Risk Factors” in Item 1A of 2020 10-K with the risk factors set forth below. The information in this Quarterly Report should be read in conjunction with the risk factors described on our 2020 10-K and the information under “Forward-Looking Statements” in this Quarterly Report and in our 2020 10-K.

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to an investment decision. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this prospectus, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes, before deciding whether to invest in shares of our common stock. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” above.

Risks Related to Our Business

We have a limited operating history on which you can evaluate our business.

We have a limited operating history on which you can evaluate our business. Although our corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna HD, our largest source of revenue, since April 2019. Moreover, many members of our key senior management team are relatively new to their positions. Our Chief Financial Officer (“CFO”), Chief Supply Chain Officer, and Chief People Officer (“CPO”) began their current roles late in the third quarter in 2020, our Chief Marketing and Revenue Officer (“CMO”) began his role in the first quarter of 2021, and our Chief Governmental Affairs Officer began his role in 2020. As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the rapid growth of a relatively new business and the integration of key personnel and infrastructure.

We have a history of operating losses and we cannot guarantee that we will be able to sustain profitability.

We have recorded a net loss in all reporting periods since our inception through the fiscal quarter ended February 28, 2021. Our net loss for the years ended November 30, 2020 and 2019 was $12.6 million and $4.4 million, respectively, our accumulated deficit at November 30, 2020 was $50.2 million. We had a net income for the three months ended May 31, 2021 of $2.0 million compared to a net loss for the three months ended February 28, 2021 of $0.3 million. Our accumulated deficit at February 28, 2021 was $50.5 million and at May 31, 2021 was $48.5 million. There can be no assurance that we will not experience net losses in the future and there can be no assurance of continued profitability.

We expect to require additional financing in the future to generate substantial revenue growth. If we do not obtain such additional financing, our business prospects, financial condition and results of operations could be adversely affected.

There can be no assurance that such financing will be available at all or on favorable terms. Failure to significantly grow our revenues may result in us seeking to obtain such additional financing which could result in delay of our development and sale of our products. Subsequent financing may dilute the ownership interest of our stockholders at the time of the financing and may dilute the value of their stock.

If we are unable to successfully implement our business plan for the sale of the Byrna HD, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that our revenues or revenue growth can be sustained. Revenue growth that we have achieved or may achieve may not be indicative of future operating results. The Byrna HD is a new product and its long-term adoption by the U.S. consumer market, and by potential other markets including law enforcement, private security, and international markets, remains unknown. Among other things, production delays, including as a result of the COVID-19 pandemic, excessive costs, performance failures, new legislation or regulation, competition, or negative publicity could stall or prevent its success in the market and generation of revenue. In addition, we have increased and may increase further our operating expenses in order to fund increases in our manufacturing, distribution, and sales and marketing efforts and increase our administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, our business, operating results and financial condition may be materially adversely affected.

We may not be able to effectively manage our growth.

As we grow our business, slower growing or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We expect to make significant investments in research and development and sales and marketing, expand our operations and infrastructure, design and develop or acquire new products, and enhance our existing products. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

We have expanded our operations rapidly since our inception. The scope and complexity of our business have increased substantially over the past several years. We have only a limited history operating our business at its current scale. Key members of our management team do not have substantial tenure working together. Consequently, if our operations continue to grow at a rapid pace, we may experience difficulties in managing this growth and building the appropriate processes and controls. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We may be subject to proceedings or claims that may arise in the ordinary course of the business, which could include product and service warranty claims, which could be substantial. If our products fail to perform as warranted and we fail to quickly resolve product quality or performance issues in a timely manner, our reputation may be tarnished, potential sales may be lost, and we may be forced to pay damages. The occurrence of product defects and the inability to correct errors could result in the delay or loss of market acceptance of our products, material warranty expense, diversion of technological and other resources from our product development efforts, and the loss of credibility with customers, manufacturer’s representatives, distributors, dealers and end-users, any of which could have a material adverse effect on our business, operating results and financial conditions.

Our products are used in activities and situations that involve risk of personal injury. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

We issued a product safety notice in February 2021 and, as a result, took a reserve of $195,000, which we believe to have been adequate. If the safety update fails in the future, new issues arise, or a substantial number of consumers continue to seek exchanges we could also experience damage to our reputation, business, operations (including production rate) and revenues.

We maintain general liability insurance that includes product liability coverage in amounts that we believe are reasonable, but there is no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage.

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

Although we do sell certain other products (such as our 40mm product line) and we expect to introduce new products, including products acquired in connection with the acquisition of Mission Less Lethal assets in May 2021, our revenue is derived almost exclusively from the sale of the Byrna HD. The sale of such personal security devices is influenced by a variety of economic, social, and political factors, including without limitation the level of confidence of consumers in our products and in the security and reliability of online shopping and e-commerce on which we significantly rely, which may result in volatile sales. Sales of the Byrna HD, including its ammunition and accessories, represented 99% of our total revenue for the year ended November 30, 2020 and for the six months ended May 31, 2021. There can be no assurances of continued demand for the Byrna HD, and any change in the factors that impact demand and sales that are likely to materially and adversely affect our prospects.

Sale of our personal security devices and kits depends on the continued availability of our ammunition, some of which is dependent on sole source suppliers.

Our introductory product is purchased most often as a “kit “including the Byrna HD launcher and samples of our various projectiles. Unavailability of projectiles could delay shipment of kits and materially and adversely affect our operations. Moreover, our “razor/razor blade model” which anticipates future orders of ammunition from the owners of our personal security devices could be materially impacted by the unavailability of projectiles. See Dependence on Sole Suppliers below.

Our business depends on maintaining and strengthening our brand and generating and maintaining demand for our products, and a reduction in such demand could harm our results of operations.

The Byrna name and brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail presence, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. We intend to make substantial investments in these areas in order to maintain and enhance our brand, however such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, failure to protect the intellectual property rights in our brand, and inability to provide satisfactory customer service experience as we rapidly expand our business, are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the Byrna brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

We are dependent on our relationships with key third-party suppliers for our business.

We rely on certain third-party suppliers for our business, including sole source suppliers. Sole source suppliers account for approximately 35-40% of the components in our Byrna HD and 100% of the chemical irritant projectiles we sell as well as certain accessories. Moreover the supplier of our chemical irritant and inert rounds is in South Africa, an area seriously impacted by the pandemic, and personnel at their factory, including key personnel, have been affected. Our future operating results depend upon our ability to obtain timely delivery of a sufficient amount and a reliable quality of all components on commercially reasonable terms. Failure of a supplier’s business or consolidation within the industry could further limit our ability to purchase key components at all (in the case of sole source suppliers) or in sufficient quantities and on commercially reasonable terms. Demands of competitors, including those with larger operations and stronger bargaining power or willing to pay a higher price or to lower standards, could also limit our ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis has occurred due to industry shortages of certain raw materials or for reasons related to the COVID-19 pandemic, and could occur in the future for similar or other reasons. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our liquidity and revenues.

We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.

The Byrna HD contains over 100 parts and we rely on third-party suppliers to deliver parts and materials that comply with our specifications. While we test 100% of our finished products, we do not test 100% of the components and materials they contain. We use randomized statistical inspection for components and materials and these protocols, while we believe them to be reliable, have inherent limitations and may miss parts that do not meet specifications. If those parts pass our completed launcher testing but subsequently cause failures of the products in which they are installed, we may need to undertake product recalls or implement protocols for improved performance or safety, which could negatively impact our reputation and business. Moreover, if any such part failure resulted in a physical injury, it could also subject us to the risks of potential product liability actions and, if our stock price were impacted, security class actions.

Higher costs or unavailability of components, freight, materials and accessories, including ammunition, could adversely affect our financial results.

Delays caused by industry allocations, material shortages (such as plastic or resins), or obsolescence have occurred as a result of the COVID-19 pandemic, may continue and could occur in the future (due to the COVID-19 pandemic or other reasons). Such delays may take weeks or months to resolve and may result in increased costs as well as production and product fulfillment delays. In addition, in some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could injure our reputation.

Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; theft in transit; permit or customs clearance issues; increased government regulation or changes for imports of foreign products into the United States; delays created by terrorist attacks or threats, public health issues and pandemics and epidemics, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations. Significantly, the COVID-19 pandemic has, and may continue to, adversely impact our costs and product delivery timing and the availability and favorable pricing of materials used in our products. In addition, due to rapidly increasing demand for our products, we have faced significant challenges, including production backlogs and resulting customer complaints. All of the forgoing could negatively impact our financial results.

If we are unable to successfully design and develop or acquire new products, our business may be harmed.

To maintain and increase sales we must continue to introduce new products and improve or enhance our existing products or new products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems or acquiring new solutions through mergers and acquisitions, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products as well as acquisitions of other businesses are costly and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations.

Our business could be harmed if we are unable to accurately forecast demand for our products or our results of operations.

To ensure adequate inventory supply, we forecast inventory needs and often place orders with our manufacturers before we receive firm orders from our retail partners or customers. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product.

If we underestimate the demand for our products, we or our suppliers may not be able to scale to meet our demand, and this could result in delays in the shipment of our products and our failure to satisfy demand, as well as damage to our reputation and retail partner relationships. If we overestimate the demand for our products, we could face inventory levels in excess of demand, which could result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would harm our gross margins. For example, driven by strong customer demand and a shortage of product in 2020, we experienced a product backlog. In addition, failures to accurately predict the level of demand for our products could cause a decline in sales and harm our results of operations and financial condition.

In addition, we may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products for which we have no or limited historical data. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Our lack of historical data related to new products makes it particularly difficult to make forecasts related to such products. The lead times and reliability of our suppliers has been inconsistent as a result of the COVID-19 pandemic, and may be affected by global events in the future. These effects are expected to last through the remainder of the pandemic. Pandemic related variances require a very quick pivot and adjustments to the supply chain, production and marketing. If we are unable to make these changes quickly or at all our inventory, production and sales may be materially affected.

Failure to accurately forecast our results of operations and growth rate could cause us to make poor operating decisions that we may not be able to correct in a timely manner. Consequently, actual results could be materially different than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all. Forecasting has been particularly challenging during the COVID-19 pandemic.

We rely on a limited number of third parties for shipping, transportation, logistics, marketing and sales of our products and components. A loss of any of such third-party relationships would have a material adverse effect on our operating results.

We rely on third parties to ship, transport, and provide logistics for our products and components. Our dependence on a limited number of third parties for these services leaves us particularly vulnerable due to our need to secure these parties’ services on favorable terms. Loss of, or an adverse effect on, any of these relationships or failure of any of these third parties to perform as expected could have a material and adverse effect on our operations, sales, revenue, margins, liquidity, reputation and financial and operating results.

We are dependent on our relationships with third parties for assistance in the preparation of our financial statements, which allow us to meet our financial reporting obligations.

We utilize third-party consultants to assist management in the preparation of our financial statements. Our ability to meet our future financial reporting obligations will continue to depend in part on such services provided by these third parties. Changes in such third-party relationships, personnel, or capacity may impact our ability to timely file our financial statements, which could impact our ability to maintain our listings on the Nasdaq Capital Market and CSE. Failure to maintain such listings could materially adversely affect our ability to raise capital. We have encountered challenges meeting reporting timelines in the past, and we may experience additional challenges in the future.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time, we may be subject to litigation including product liability claims, intellectual property claims, employment-related claims, commercial disputes, regulatory and enforcement action and stockholder class and derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. In addition, our reputation could be adversely affected by negative publicity surrounding such events regardless of whether or not claims against us are successful. A successful claim brought against us in excess of available insurance or not covered by insurance or indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation. Furthermore, the litigation process can put material or excessive demands on the time of management and employees, interfering with performance of regular responsibilities and stressing or delaying business operations, and the outcome of litigation is inherently uncertain. We can provide no assurances that these matters will not have a material adverse effect on our business.

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decline, and we may be exposed to liability.

We sell complex products including products that are new to the market and without a long performance history. These products may contain certain design and manufacturing defects including defects in materials and components that we purchase from third parties. There can be no assurance we will be able to detect and fix all defects in the products we sell. Accordingly, our products may experience quality and service problems from time to time that could result in decreased sales and operating margin and harm to our reputation.

We issued a product safety notice in February 2021 and, in connection therewith, took a reserve of $195,000 which we believe to have been adequate. If the safety update fails in the future, new issues arise, or a substantial number of consumers continue to seek an updated product, we could also experience damage to our reputation, business, operations (including production rate) and revenues.

Seasonality may in the future cause our operating results to vary from quarter to quarter.

The seasonality of our sales is unknown and may cause our operating results to vary in the future. Seasonal variations in our operating results may reduce our cash on hand, increase our inventory levels, and extend our accounts receivable collection periods. This in turn may cause us to increase our debt levels and interest expense to fund our working capital requirements.

Our business relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We rely upon business relationships for the manufacturing and distribution of certain products. Our business depends upon our ability to manufacture and sell our products to our customers. We currently do not have the capabilities to manufacture some of our products and product components on our own and are required to enter into agreements with third parties for certain of such services. Additionally, due to the introduction of the Byrna HD in the fiscal year ended November 30, 2019, we only began recently to establish a sales team for our product and utilize third-party manufacturer’s representatives and a third party e-commerce shopping platform to facilitate sales most sales of such product. We also rely upon third parties for materials and components, as well as shipping, certain marketing and sales-related services. There can be no assurance that such business relationships can be maintained, will be extended or renewed, or will achieve their goals. If we are unable to enter into business relationships for distribution and sales or if any of our current business relationships are terminated or fail to achieve their goals, our business, operating results and financial condition will be materially adversely affected.

To the extent that we internally develop a sales force, the cost of establishing and maintaining a sales force would be substantial and may exceed our cost effectiveness. The acquisition or development of a sales and distribution infrastructure could require substantial resources, which may divert the attention of our management and key personnel and defer our product development and deployment efforts. In addition, in marketing our products, we would likely compete with companies that currently have extensive and well-funded marketing and sales operations. Despite marketing and sales efforts, we may be unable to compete successfully against these companies. We may not be able to do so on favorable terms. We could rely on third parties to market and sell our products in certain territories, rather than establishing an internal sales force. When we contract with third parties, including entering into collaborations with partners, for the sale and marketing of our products, revenues depend upon the efforts of these third parties, which may not be successful. If we fail to establish successful marketing and sales capabilities or to make arrangements with third parties for such purposes, our business, financial condition, results of operations and prospects will be materially adversely affected.

Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Our information technology systems, including third party run e-commerce and payment service systems, may be subject to cyber-attacks, security breaches or computer hacking including a ransomware attack encrypting corporate information technology equipment, a directed attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach, and the costs to eliminate, mitigate or address the threats and vulnerabilities before or after a cyber-incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of operations and loss of existing or potential suppliers or customers. In addition, breaches of our information technology systems or security measures (including those of our third party partners) and the unauthorized dissemination of sensitive personal, proprietary or confidential information about our business, our business partners, customers or other third parties could expose us to significant potential liability and reputational harm, materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences. Moreover, any such breach or attack could result in litigation against us by customers or other third parties whose data is compromised by any such attack. At this time, we do not carry insurance coverage against losses resulting from a breach of our information technology systems or those of our third party partners.

Our business depends on our ability to prevent or mitigate the effects of commercial crime including theft by employees, forgery and electronic crime

Our internal protocols and controls cannot prevent all instances of theft, forgery, electronic crime or other criminal activity by dishonest employees or external fraudsters. Our money, securities and other property may be vulnerable to theft, damage, and manipulation both on our premises and in transit through a variety of criminal acts including forgery of authorized signatures on business checks, fraudulent manipulation of our computer systems, those of our third party partners (including e-commerce and payment service systems), or those of third party financial institution. Such activities could include an employee or hacker transferring unauthorized funds to an outside account, fraudulent electronic funds transfer instructions sent to our bank, receipt of counterfeit currency, social engineering fraud, or mismanagement or theft by persons handling funds of our qualified employee benefit plan. While we have limited coverage against forgery and employee dishonesty under our general liability policy and persons handling funds for our qualified employee benefit plan will be bonded, we do not currently have a comprehensive commercial crime insurance policy to provide broad protection from financial losses related to business-related crime. Moreover, insofar as we have limited coverage in our general insurance policy, deductibles may apply separately to related losses, a single limit may apply to a series of related losses, such coverage is likely to be inadequate to cover a material theft of this nature, particularly if a series of acts occurs over time prior to being discovered, and such coverage may not cover or be inadequate to cover certain types of losses including such indirect or consequential losses as investigative expense coverage, business interruption, loss of potential income, and legal fees, fines and penalties.

Risks Related to Our Industry

The markets for security products and non-lethal defense technology are in a state of technological change which could have a material adverse impact on our business, financial condition and results of operations.

The markets for security products and non-lethal defense technology, in which our products and services are characterized, are associated with rapidly changing technology, which could result in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological and other changes and to successfully identify, obtain, develop and market new products that satisfy evolving customer requirements. There can be no assurance that we will successfully develop new products or enhance and improve our existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over our products or which render the products currently sold by us obsolete or less marketable.

We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. To remain competitive, we may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts.

The non-lethal defense technology industry and security products markets are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide business.

We face competition from a number of businesses, including worldwide businesses, many of which have substantially greater financial resources, operating scale, and a broader range of product offerings than we do. In the law enforcement market, in particular, we face competitors who have long-term, established relationships with security professionals who subscribe to an integrated suite of their products, some of which offer features that our current products do not support, and who may have made substantial investments in their hardware, creating an entry barrier to introduction of our competing product. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense competition in some key markets, which could affect the profitability of the contracts and sales we do win. If we cannot successfully compete in our industry and business segments, our business, financial condition and results of operations could suffer.

Expansion of sales of our product to schools, law enforcement and other governmental or quasi-governmental entities may require expenditure of resources and lengthen our sales cycle.

Generally, entities such as schools, law enforcement and other governmental or quasi-governmental entities consider a wide range of issues before committing to purchase non-lethal defense products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Such considerations may result in a sales cycle that is longer than and different from sales process related to dealers and consumers. Adverse publicity surrounding our products or the safety of such products also could lengthen our sales cycle with these customers. In addition, if we successfully expand sales of our products to these customers, we could encounter challenges related to funding of law enforcement and other governmental and quasi-governmental entities generally, the economic impact of the COVID-19 pandemic on the operating budgets of agencies, states and municipalities that fund such entities and the recent changes in public sentiment around police funding. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by such potential customers before they place an order. If these potential customers do not ultimately purchase our products, we will have expended significant resources and received no revenue in return.

Epidemic and pandemic diseases (including the COVID-19 pandemic) could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

Outbreaks of epidemic, pandemic, or contagious diseases, such as COVID-19, could cause disruptions in our business and the businesses of third parties who we depend upon for materials and manufacturing, marketing and other services. These disruptions could include disruptions in our ability to receive materials, manufacture our products, distribute our products, market our products, or obtain services. These disruptions have caused, and could cause further, closures of our facilities or the facilities of our suppliers, manufacturers and dealers, as well as cancellation of events that present significant marketing opportunities such as industry conventions, and trade shows. Any disruption of the businesses of our suppliers, manufacturers or dealers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, such outbreaks could disrupt our ability to timely file periodic reports required by the Securities and Exchange Commission or the stock exchanges on which our common stock is listed, which may lead to the delisting or downgrading of our common stock on such stock exchanges.

In particular, the COVID-19 pandemic restrictions intended to prevent and mitigate its spread, challenges related to vaccination rollout and new variants of the virus have impacted, and may continue to (and the future outbreak of other highly infectious or contagious diseases likely would), significantly and negatively impact our business, for reasons including without limitation: the shut-down of production facilities and distribution facilities as a result of government restrictions, illness and special cleaning; slow-down in production and increased costs due to COVID-19-related health and safety protocols; limited availability of plastic and other components of our products which cause price pressures as well as impair our ability to meet production demand; and shipping challenges. Since March 2020, many of our employees worked remotely for an extended period of time and some continue to do so. Additional extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Remote work conditions, including challenges in coordinating with third parties and lack of access to certain records and documents, have caused administrative issues and contributed to our inability in some cases to timely file certain reports required by the SEC. Moreover, the COVID-19 pandemic has had and is expected to continue to have a significant negative impact on general economic conditions, which could adversely impact the sales of our products. All of the forgoing may adversely impact our future financial results.

In addition to the impacts the COVID-19 pandemic has had and may continue to have on our operations and administrative functions and those of our third-party suppliers and manufacturers, the demands the pandemic is placing on government agencies, law enforcement and potentially military organizations may impact the ability of customers and potential customers to purchase our 40mm products, products acquired from Kore, or future products directed at those sectors. Similarly, the overall economic downturn, loss of jobs, loss of savings, and loss of disposable income and liquidity on the part of consumers could adversely affect the market for our Byrna HD and other consumer directed products we may introduce. Moreover, policies instituted to reduce the transmission of COVID-19 may impact or interrupt components and products moving through our supply chain. If facilities close or produce low volume due to the COVID-19 pandemic, we may have difficulty sourcing products to sell in the future and may incur additional costs and lost revenue. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our revenues and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.

Our products are discretionary items for customers. Therefore, the success of our business depends significantly on economic factors and trends in consumer spending. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our products, decreased prices for our products, and harm to our business and results of operations.

Our performance is influenced by a variety of economic, social, and political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which could negatively affect demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results.

Political and social factors can affect our performance. Concerns about elections, as well as firearm-related incidents and social reaction thereto, and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation about control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

Federal and state legislatures may consider legislation relating to the regulation of CO2 powered launchers or the use of chemical irritants by some or all of our customer bases. If such legislation develops, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products. Conversely, new legislation could increase the demand for non-lethal weapons like the Byrna HD beyond our current forecasts and strain or exceed production capability, which could harm our reputation and adversely impact our business.

Risks Related to Regulation

We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.

We are subject to numerous federal, state and local environmental, health and safety legislation and other applicable regulations, laws, and measures relating to the manufacture and sale of our products. There can be no assurance that we will not experience difficulties with our efforts to comply with applicable regulations as they change in the future or that our continued compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on our results of operations, business, prospects and financial condition. Our continued compliance with present and changing future laws could restrict our ability to sell our products and expand our operations.

Changes in government policies and legislation could adversely affect our financial results.

The manufacture, sale, purchase, possession and use of weapons (including CO2 powered launchers and chemical irritant devices), ammunitions, firearms, and explosives are subject to federal, state, local, and foreign laws. If such regulation becomes more expansive in the future, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. The Byrna HD is a relatively new product. that may be subject to certain law and regulations, including those related to CO2 powered launchers, “pepper spray” or “tear gas” devices, and future legislation or regulation. New legislation, regulations, or changes to or new interpretations of existing regulation could impact our ability to manufacture or sell the Byrna HD and our projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

We may be subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our products, technology, operations and markets. For example, the development, production, (re-)exportation, importation, and transfer of our products and technology is subject to U.S. and foreign export control, sanctions, customs, import and anti-boycott laws and regulations, including the Export Administration Regulations (the “EAR”) (collectively, “Trade Control Laws”). If one or more of our products or technology, or the parts and components we buy from others, is or becomes subject to the International Traffic in Arms Regulations (the “ITAR”) or national security controls or other controls under the EAR, this could significantly impact our operations, for example by severely limiting our ability to sell, (re-)export, or otherwise transfer our products and technology, or to release controlled technology to foreign person employees or others in the United States or abroad. We may not be able to obtain licenses and other authorizations required under the applicable Trade Control Laws. The failure to satisfy the requirements under the Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, (re-)export, import, and/or in-country transfer of our products and technology, which could adversely affect our revenues and profitability.

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

Health and safety issues related to our products may arise that could lead to litigation or other action against us, to regulation of certain of its product components, or to negative publicity. We may be required to modify our technology and may not be able to do so. We may also be required to pay damages that may adversely affect our financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect our ability to market certain of our products and, in turn, could harm our business and results from operations.

We are exposed to operating hazards and uninsured risks that could adversely impact our operating results and financial condition.

Our business is subject to a number of risks and hazards including loss of parts or finished goods in inventory or shipment, labor disputes and changes in the regulatory environment. Such occurrences could delay or halt production or sale of goods, result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although we currently maintain freight and inventory insurance and general liability insurance in amounts which we consider adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or we may elect in the future not to insure against such liabilities due to high premium costs or other reasons, in which event we could incur significant costs that could have a materially adverse effect upon our financial position.

Tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations.

Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward internationally operating companies, and resulting tariffs, export controls, trade sanctions, sanctions blocking statutes, or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our business, and these can interfere with our expanding international sales, supply chain, production costs, customer relationships, and competitive position. For example, general trade tensions between the United States and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese-made goods taking effect. These tariffs currently affect some of the components of our products we import from China, and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. We work closely with third parties who monitor, evaluate and keep us informed about the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and seek to implement strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants to seek to minimize product coming from China both in existing and new product development and select suppliers in low cost regions where tariff issues are less challenging. Notwithstanding these efforts, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. Further escalation of specific trade tensions, such as those between the United States and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We do business in emerging market jurisdictions, such as South Africa, where economic, political and legal risks are heightened.

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

In addition, a number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. State law developments, which may impose substantial penalties for violations, could impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. We do not currently have insurance to cover us in the event of a data breach.

The interpretation and enforcement of these laws and regulations are uncertain and subject to change, and it may require substantial costs to assess, monitor and implement compliance with any additional requirements. Failure to comply with applicable law, including international data protection laws and regulations could result in government enforcement actions (which could include substantial civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.

We, our business partners, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the United States, South Africa, the European Union, China, and other jurisdictions, which may lead to enforcement actions, adverse changes to our business practices, fines and penalties, or the assertion of private litigation claims and damages that could be material. For example, the expansion of our business internationally exposes us to export controls, trade sanctions import and export clearance requirements, customs, tariffs, anti-corruption legislation, anti-boycott requirements and other obligations and restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury, State, U.S. Customs and Border Protection, and other U.S. and foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, trade sanctions, import and export clearance requirements, customs regulations, anti-corruption legislation, including the Foreign Corrupt Practices Act, anti-boycott requirements and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for becoming and staying compliant, and we may be subject to enforcement actions or penalties for noncompliance, including fines, suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could materially adversely affect our business, operations, products, technology, brand, growth efforts, employees, and business partners. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition. There can be no assurance that the risk management and compliance programs we adopt will mitigate legal and compliance risks.

If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

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

While we believe that our products and intellectual property do not infringe upon the proprietary rights of third parties, and undertake efforts to design around existing third-party patents or designs that we are aware of, a substantial portion of our commercial success depends upon us not infringing the intellectual property rights of others. We may become subject to claims by third parties that our technology infringes their intellectual property rights. Although all reasonable efforts are made to avoid third-party patents, there is no assurance that were a lawsuit to be brought by a third party, we would prevail. We may also become subject to these claims through indemnities that we provide to manufacturer’s representatives, distributors, dealers, retail partners, and certain service providers and consultants.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into costly royalty or licensing agreements to be able to sell our products, and any allegation of infringement could cause certain reputational damage for us and the Byrna brand. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Risks Related to our Securities

Our trading market is limited, and the trading market for our common stock may not develop or be sustained.

Our common stock is listed in the United States on the Nasdaq Capital Market (since May 5, 2021, prior to which date our common stock was listed for quotation on the OTCQB marketplace operated by OTC Markets Group Inc.) and in Canada on the CSE; trading has been limited, a substantial amount of our outstanding shares of common stock were issued in private placement and subject to resale restrictions under federal securities laws, and we cannot predict the trading volume in our common stock. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

A limited trading market could impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. A limited trading market may also reduce the fair market value of your shares and may also impair our ability to raise capital to continue to fund operations by selling shares.

We may not maintain qualification for listing on Nasdaq, which may impair your ability to sell your shares.

Our common stock is currently listed on the Nasdaq Capital Market and in Canada on the CSE. The Nasdaq Capital Market requires listed companies to meet certain listing criteria including total number of stockholders, Board of Directors independence, minimum stock price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. If for any reason our common stock does not maintain eligibility for listing on the Nasdaq Capital Market, we may list our common stock elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for purchasers.

The market price for our common stock may be volatile in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in our financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In addition, if we are unable to successfully meet investor expectations, even if by only a small margin, there could be significant impact on the market price of our common stock.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

Our common stock is listed on two separate stock markets, and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our stock price; in addition, investors may not be able to move stocks for trading between such markets.

Our common stock is listed on both the Nasdaq Capital Market and the CSE. Price levels for our ordinary shares could fluctuate significantly on either market, independent of our share price on the other market. Investors could seek to sell or buy our shares to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility on either exchange with respect to both our share price and the volume of shares available for trading.

Exercise of options or warrants or vesting of restricted stock units may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise of some or all of our outstanding options and warrants, and the vesting of restricted stock units, could result in significant dilution in the percentage ownership interest of our existing stockholders and in a significant dilution of voting rights and earnings per share.

As of May 31, 2021, we had outstanding (i) warrants to purchase up to 99,055 shares of our common stock at a weighted exercise price of approximately $1.91 per share, (ii) options for the issuance of up to 642,050 shares of our common stock upon exercise at a weighted average exercise price of $2.20 under our 2020 Equity Incentive Plan, and (iii) 1,747,993 restricted stock units.

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

Our directors, executive officers, and significant stockholders may be able to influence us.

Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, currently own, in the aggregate, 34.6% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may be able to influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

● delaying, deferring, or preventing a change in control of the company;

● impeding a merger, consolidation, takeover, or other business combination involving us; or

● discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. We may be slow to attract research coverage and the analysts who publish information about our common stock could have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease to regularly cover us or fail to publish reports, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Substantial future sales, or the perception or anticipation of future sales, of shares of our common stock could cause our stock price to decline.

Our stock price could decline as a result of substantial sales of our common stock, or the perception or anticipation that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares.

In connection with our prospective public offering (described below in “Investors may not be able to resell their shares at or above the public offering price in our prospective public offering”), subject to certain exceptions, our executive officers and directors, and certain shareholders, are expected to enter into lock-up agreements that restrict their ability to sell or transfer shares of our capital stock for 180 days following the offering. The representatives may, in their sole discretion, permit our shareholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

We may in the future register shares of common stock that we have issued or may issue under our equity compensation plans and shares of common stock that have been issued upon the conversion of certain convertible securities. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable securities laws, applicable vesting requirements, and the lock-up agreements described above to the extent such shares are held by our executive officers and directors.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

Our Certificate of Incorporation, as amended, Bylaws, as amended, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of common stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of common stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our certificate of incorporation also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions cold limit the price that investors might be willing to pay in the future for shares of our common stock and impede the ability of the stockholders to replace management.

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. We also expect to enter into contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.

Our Bylaws, as amended, provide exclusive forum provisions applicable to substantially all disputes between us and our stockholders as well as claims brought under the Securities Act of 1933, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Bylaws, as amended, provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Corporation; (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Corporation to the Corporation or the Corporation’s stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or these by-laws; or (d) any action asserting a claim governed by the internal affairs doctrine.

In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint against us asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or multiple jurisdictions, which could result in expensive and protracted litigation with potentially conflicting outcomes that could exhaust our insurance coverage leaving us exposed to substantial legal expenses and judgments, or otherwise harm our business, results of operations, and financial condition.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The ongoing requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Nasdaq Capital Market listing standards and other applicable securities laws, rules, and regulations. Our recent required compliance with these laws, rules, and regulations since our listing on Nasdaq on May 5, 2021 increased our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and our internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and our internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Further, we are subject to the CSE listing standards and applicable law, rules and regulations in Canada, all of which makes some activities even more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal, administrative, or other proceedings against us and our business may be harmed.

As a result of disclosure of information in filings required of us as a public company, our business and financial condition will become more visible, which could be advantageous to, or harm our relationships with, our competitors, suppliers, manufacturers, retail partners, and customers. These disclosures may also make it more likely that we will experience an increase in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims are resolved in our favor the time and resources necessary to resolve them could divert the resources of our management and harm our business and results of operations.

Risks Related to our Prospective Public Offering

Investors may not be able to resell their shares at or above the public offering price in our prospective public offering.

We listed our common stock on the Nasdaq Capital Market on May 5, 2021, prior to which date our common stock was traded on the OTCQB. Our stock is also traded on the CSE. On June 1, 2021, we filed a Registration Statement on Form S-1 for a prospective underwritten offering of our common stock (our “prospective public offering”). The price for our common stock in our prospective public offering will be determined through negotiations between the underwriters and us, and may vary substantially from the market price of our common stock following the prospective public offering. Stockholders may be unable to sell shares at or above the public offering price or the price at which their shares were purchased.

Our stock price may be volatile or may decline, including due to factors beyond our control, resulting in substantial losses for stockholders.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;
•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•	ratings changes by any securities analysts who follow our company;
•	sales or potential sales of shares by our stockholders, or the filing of a registration statement for these sales;
•	adverse market reaction to any indebtedness we may incur or equity we may issue in the future;
•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	publication of adverse research reports about us, our industry, or individual companies within our industry;
•	publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;
•	changes in operating performance and stock market valuations of companies in our industry;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the U.S. or global economy;
•	any major change in our Board of Directors or management;
•	lawsuits threatened or filed against us or negative results of any lawsuits;
•	security breaches or cyberattacks;
•	legislation or regulation of our business;
•	loss of key personnel;
•	new products introduced by us or our competitors;
•	developments with respect to our trademarks, patents, or proprietary rights;
•	general market conditions; and
•	other events or factors, including those resulting from war, incidents of terrorism, pandemics, or responses to these events, which could be unrelated to us or outside of our control.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. In the past, stockholders of other public companies have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, results of operations, financial condition, reputation, and cash flows. As a result, you may be unable to resell your shares of common stock at or above the price at which you purchased your shares.

We may invest or spend the proceeds of our prospective public offering in ways with which stockholders may not agree or in ways which may not yield a return.

We have not yet determined the net proceeds from the sale of shares of our common stock in our prospective public offering, or if the offering will occur. We expect to use the net proceeds from our prospective public offering for working capital and other general corporate purposes. We may also use a portion of the net proceeds from our prospective public offering for acquisitions or strategic investments in complementary businesses or technologies. We do not currently have any plans for any such acquisitions or investments. We have not allocated specific amounts of net proceeds for any of these purposes. Our management will have considerable discretion in the application of the net proceeds, and stockholders will not have the opportunity, as part of your investment decision, to assess whether the proceeds will be used appropriately or to influence our decisions regarding the use of proceeds. Because of the number and variability of factors that will determine our use of the net proceeds from our prospective public offering, if any, their ultimate use may vary substantially from the intended uses. The net proceeds may be used for purposes that do not result in an increase in the value of our business, which could cause our stock price to decline.

Purchasers in our prospective public offering will experience immediate and substantial dilution.

Our prospective public offering price per share is likely to be substantially higher than the pro forma net tangible book value per share of our common stock outstanding prior to the offering. As a result, investors purchasing common stock in our prospective public offering will experience immediate dilution. In addition, we previously have issued options and warrants to acquire common stock at prices likely to be significantly below the public offering price. To the extent outstanding options and warrants are ultimately exercised, there will be further dilution to investors in our prospective public offering. In addition, if we issue additional equity securities in other offerings, our stockholders will experience additional dilution.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	By-laws, as amended and restated effective April 19, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 26, 2021).
3.2	Certificate of Amendment to the Certificate of Incorporation of Byrna Technologies Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 2021).
10.1	Asset Purchase Agreement by and among Byrna Technologies Inc., a Delaware corporation, Kore Outdoor (U.S.) Inc., a Delaware corporation, and Kore Outdoor Inc., a Canadian corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: July 1, 2021		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 1, 2021		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)