Form 10-Q
period 2021-08-31
Byrna Technologies Inc.
filed 2021-10-08
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of September 30, 2021, the Company had 23,613,945 issued and outstanding shares of common stock.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of August 31, 2021 (unaudited) and November 30, 2020	2

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended August 31, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended August 31, 2021 and 2020 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	August 31,	November 30,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$58,421	$3,175
Restricted cash	—	6,389
Accounts receivable, net	945	834
Inventory, net	7,551	4,817
Net investment in sales-type lease, current	46	—
Prepaid expenses and other current assets	993	1,391
Total current assets	67,956	16,606

Patent rights, net	3,659	811
Deposits for equipment	1,084	619
Right-of-use asset, net	1,148	1,200
Net investment in sales-type lease, non-current	45	—
Property and equipment, net	1,393	1,220
Goodwill	816	651
Restricted cash	92	92
Other assets	85	17
TOTAL ASSETS	$76,278	$21,216

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,233	$6,629
Operating lease liabilities, current	237	257
Deferred revenue	417	4,843
Line of credit	—	—
Notes payable, current	—	76
Total current liabilities	6,887	11,805

Notes payable, non-current	—	115
Deferred revenue - non-current	303	59
Operating lease liabilities, non-current	830	828
Total liabilities	8,020	12,807

COMMITMENTS AND CONTINGENCIES (NOTE 23)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 0 and 1,391 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 23,603,996 and 14,852,023 shares issued and outstanding, respectively	23	15
Additional paid-in capital	118,374	58,581
Accumulated deficit	(50,290)	(50,215)
Accumulated other comprehensive (loss) income	151	28

Total Stockholders’ Equity	68,258	8,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,278	$21,216

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Net revenue	$8,703	$4,198	$30,997	$5,537
Cost of goods sold	(3,815)	(2,069)	(13,807)	(2,926)
Gross profit	4,888	2,129	17,190	2,611
Operating expenses	6,692	2,686	17,382	5,644
LOSS FROM OPERATIONS	(1,804)	(557)	(192)	(3,033)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	(115)	(9)	78	(19)
Accretion of debt discounts	—	—	—	(755)
Interest income (expense)	13	—	(24)	(233)
Loss on extinguishment of debt	—	—	—	(6,027)
Warrant inducement expense	—	—	—	(845)
Other income - forgiveness of Paycheck Protection Program loan	—	—	190	—
Other financing costs	(9)	—	(18)	—
(LOSS) INCOME BEFORE INCOME TAXES	(1,915)	(566)	34	(10,912)
Income tax (benefit) provision	(74)	—	109	—
NET LOSS	(1,841)	(566)	(75)	(10,912)

Foreign exchange translation (loss) gain for the period	(55)	20	123	116
COMPREHENSIVE (LOSS) INCOME	$(1,896)	$(546)	$48	$(10,796)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,841)	$(566)	$(1,118)	$(10,912)

Net loss per share – basic and diluted	$(0.08)	$(0.04)	$(0.06)	$(0.91)
Weighted-average number of common shares outstanding - basic and diluted	22,047,571	13,493,676	18,269,360	12,015,065

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(75)	$(10,912)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,527	659
Forgiveness of Paycheck Protection Program loan	(190)	—
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement	—	845
Write-down of inventory	24	—
Issuance of common shares for services	—	119
Shares to be issued for services	—	43
Depreciation and amortization	353	153
Amortization of debt issuance costs	16	—
Operating lease costs	151	77
Selling loss on sales-type lease	33	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	394	(196)
Deferred revenue	(4,182)	9,266
Inventory	(2,303)	(2,267)
Prepaid expenses and other current assets	643	(1,814)
Net investment in sales-type lease	9	—
Other assets	(2)	(17)
Accounts payable and accrued liabilities	(557)	1,992
Operating lease liabilities	(117)	(199)
Accrued interest	—	233
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,276)	4,764

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	(70)	(80)
Cash paid for acquisitions, net of cash acquired	(4,044)	(489)
Purchases of property and equipment	(827)	(1,023)
NET CASH USED IN INVESTING ACTIVITIES	(4,941)	(1,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	1,277	6,751
Proceeds from stock option exercises	45	3
Proceeds from sale of common stock, net of underwriting discounts	56,753	—
Payment of offering costs	(801)	—
Payment of debt issuance costs	(83)	—
Proceeds from Roboro sellers for common stock	—	500
Proceeds from Paycheck Protection Program loan	—	190
Repayment of notes payable	—	(111)
Proceeds from line of credit	1,500	—
Payments to line of credit	(1,500)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,191	7,333
Effects of foreign currency exchange rate changes	(117)	203
NET INCREASE IN CASH AND RESTRICTED CASH FOR THE PERIOD	48,857	10,708
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	9,656	1,174
CASH AND RESTRICTED CASH, END OF PERIOD	$58,513	$11,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$24	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Nine months ended August 31, 2021 and 2020

The Company entered into an operating lease during the nine months ended August 31, 2021 resulting in $0.1 million of right-of-use asset and corresponding operating lease liability. See Note 21 “Leases” for additional information.

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

During the nine months ended August 31, 2020, FinTekk AP, LLC (“FinTekk”) returned 369,999 shares associated with the Treasury Stock Receivable recorded in fiscal year 2019, which were subsequently retired in January 2020.

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

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended August 31, 2021 and 2020

(Amounts in thousands except share numbers)

(Unaudited)

	Shares	$	Shares	$			Additional		Accumulated Other
	Series A				Shares to	Treasury	Paid-in	Accumulated	Comprehensive
	Preferred Stock		Common Stock		be Issued	Stock	Capital	Deficit	(Loss) Income	Total
Balance, May 31, 2021	—	$—	20,693,521	$20	$—	$—	$61,374	$(48,449)	$206	$13,151
Stock-based compensation	—	—	—	—	—	—	981	—	—	981
Cancellation of shares	—	—	(485)	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	11,905	—	—	—	10	—	—	10
Warrant exercises	—	—	24,055	—	—	—	60	—	—	60
Sale of common stock, net of underwriting discount and offering costs	—	—	2,875,000	3	—	—	55,949	—		55,952
Net loss	—	—	—	—	—	—	—	(1,841)	—	(1,841)
Foreign currency translation	—	—	—	—	—	—	—	—	(55)	(55)
Balance, August 31, 2021	—	$—	23,603,996	$23	$—	$—	$118,374	$(50,290)	$151	$68,258

Balance, May 31, 2020	1,391	$—	12,629,957	$12	$63	—	$53,653	$(48,008)	$58	$5,778
Issuance of common stock for services	—	—	7,200	—	(43)	—	43	—	—	—
Stock-based compensation	—	—	—	—	—	—	11	—	—	11
Issuance of common stock pursuant to exercise of stock options	—	—	1,500	—	—	—	3	—	—	3
Warrant exercises	—	—	2,002,204	2	—	—	3,513	—	—	3,515
Net loss	—	—	—	—	—	—	—	(566)	—	(566)
Foreign currency translation	—	—	—	—	—	—	—	—	20	20
Balance, August 31, 2020	1,391	$—	14,640,861	$14	$20	—	$57,223	$(48,574)	$78	$8,761

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended August 31, 2021 and 2020

(Amounts in thousands except share numbers)

(Unaudited)

	Shares	$	Shares	$			Additional		Accumulated Other
	Series A				Shares to	Treasury	Paid-in	Accumulated	Comprehensive
	Preferred Stock		Common Stock		be Issued	Stock	Capital	Deficit	(Loss) Income	Total
Balance, November 30, 2020	1,391	$—	14,852,023	$15	$—	$—	$58,581	$(50,215)	$28	$8,409
Stock-based compensation	—	—	—	—	—	—	2,527	—	—	2,527
Cancellation of shares	—	—	(485)	—	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	34,572	—	—	—	45	—	—	45
Warrant exercises	—	—	510,739	—	—	—	1,277	—	—	1,277
Dividends declared on preferred shares	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Conversion of preferred shares and accrued dividends on preferred shares	(1,391)	—	5,332,147	5	—	—	1,038	—	—	1,043
Sale of common stock, net of underwriting discount and offering costs	—	—	2,875,000	3	—	—	55,949	—	—	55,952
Net income	—	—	—	—	—	—	—	(75)	—	(75)
Foreign currency translation	—	—	—	—	—	—	—	—	123	123
Balance, August 31, 2021	—	$—	23,603,996	$23	$—	$—	$118,374	$(50,290)	$151	$68,258

Balance, November 30, 2019	—	$—	10,402,184	$10	$20	$(888)	$36,595	$(37,662)	$(38)	$(1,963)
Issuance of common stock pursuant to exercise of stock options	—	—	1,500	—	—	—	3	—	—	3
Shares to be issued	—	—	—	—	43	—	—	—	—	43
Issuance of common stock for services	—	—	69,700	—	(43)	—	161	—	—	118
Issuance of common stock for intellectual property	—	—	386,681	—	—	—	693	—	—	693
Issuance of common stock – Roboro acquisition	—	—	138,889	—	—	—	554	—	—	554
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—	240	—	—	240
Issuance of Series A preferred stock upon conversion of the convertible notes	1,391	—	—	—	—	—	11,562	—	—	11,562
Issuance of warrants for payment of accrued interest	—	—	—	—	—	—	125	—	—	125
Stock-based compensation	—	—	—	—	—	—	659	—	—	659
Cancellation of shares	—	—	(370,000)	—	—	888	(884)	—	—	4
Warrant exercises	—	—	4,011,907	4	—	—	7,515	—	—	7,519
Net loss	—	—	—	—	—	—	—	(10,912)	—	(10,912)
Foreign currency translation	—	—	—	—	—	—	—	—	116	116
Balance, August 31, 2020	1,391	$—	14,640,861	$14	$20	$—	$57,223	$(48,574)	$78	$8,761

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended August 31, 2021 and 2020

1.	NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On February 3, 2014, the Company incorporated a wholly-owned subsidiary in Canada, Security Devices International Canada Corp. (“SDI Canada”). SDI Canada was dissolved on December 19, 2019. On March 1, 2018, the Company acquired all the shares of a company in South Africa, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”). On May 5, 2020, the Company acquired all the outstanding shares of Roboro Industries (“Roboro”), at that time, its exclusive manufacturer in South Africa. See Note 6, “Acquisitions: Business Combination.” On May 12, 2021, the Company acquired certain assets of the Mission Less Lethal brand from Kore Outdoor (U.S.), Inc. See Note 6, “Acquisitions: Asset Acquisition.”  On August 18, 2021, the Company acquired Ballistipax®. See Note 6, "Acquisitions: Business Combination."

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

The Company had net loss of $0.08 million for the nine months ended August 31, 2021 compared to a net loss of $10.9 million for the nine months ended August 31, 2020. From inception to August 31, 2021, the Company had incurred a cumulative loss of $50.3 million. The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company continues to incur a loss from operations. It still is expected to incur significant losses before the Company's revenues sustain its operations. The Company’s future success is dependent upon its ability to continue to generate adequate revenue or raise sufficient capital, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit, secured by the Company’s accounts receivable and inventory, and a $1.5 million line of credit, secured by the Company’s equipment. On July 6, 2021, the Company entered into an agreement that modified the revolving line of credit and the line of credit. See Note 16, “Lines of Credit” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

In  July 2021, the Company issued and sold an aggregate of 2,875,000 registered shares of its common stock (including 375,000 shares sold pursuant to the exercise of the underwriters' overallotment option) at a price of $21.00 per share. The net proceeds to the Company, after deducting $4.4 million in underwriting discounts and commissions, and offering expenses, were approximately $56.0 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes. See Note 17, “Stockholders' Equity” for additional information.

3.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the three and nine months ended August 31, 2021.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in Byrna Technologies Inc.’s (“Byrna” or the “Company”) annual report on Form 10-K for the year ended November 30, 2020. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements, the results of its operations for the three and nine months ended August 31, 2021 and 2020, and its cash flows for the nine months ended August 31, 2021 and 2020 are not necessarily indicative of results to be expected for the full year.

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

Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The guidance improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The Company adopted ASU 2018-13 in the first quarter of fiscal 2021. The adoption of ASC 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issue ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. The Company adopted ASU 2018-07 in the first quarter of fiscal 2020 prospectively. The adoption of ASC 2018-07 did not have a material impact on the Company's consolidated financial statements.

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

Business Combination

Ballistipax

On August 18, 2021, the Company acquired Ballistipax®, a developer of single-handed rapidly deployable bulletproof backpacks. As part of the transaction, the Company has acquired two patents, finished goods and raw materials inventory.

The estimated fair value of assets acquired on August 18, 2021 is as follows (in thousands):

Inventory	$117
Patents	60
Goodwill	165
Total acquired assets	$342

Roboro

On May 5, 2020, the Company acquired 100% of the equity interests in Roboro, its exclusive manufacturer in South Africa, in order to reduce its dependence on third parties for production. As a result of this acquisition, operations were assumed by Byrna South Africa.

The acquisition date fair value of the consideration was $0.6 million, including $0.5 million paid in cash. In addition, Roboro’s sellers purchased 138,889 shares of the Company’s common stock for $0.5 million at a contractual price of $3.60 per share. These shares, which were issued on May 27, 2020, were restricted and subject to a 15-month vesting schedule and are vested. The fair market value of the common stock of $0.6 million was based on the stock’s closing price of $4.00 on May 5, 2020. The difference between the fair market value plus approximately $0.002 million of transaction costs and the amount paid, was treated as an additional consideration for the acquisition.

The fair value of assets acquired and liabilities assumed on May 5, 2020 is as follows (in thousands):

Property and equipment	$67
Goodwill	651
Right-of-use asset, net	54
Loan payable	(123)
Operating lease liability, current	(35)
Operating lease liability, noncurrent	(19)
Other net asset (liabilities)	(38)
Total acquired net assets	$557

7.	REVERSE STOCK SPLIT

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

The Company’s restricted cash - current was $0.0 million and $6.4 million at August 31, 2021 and November 30, 2020, respectively. This amount is due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards. The Company’s long-term restricted cash of $0.1 million at August 31, 2021 and November 30, 2020, consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its lease agreement.

9.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as security companies and law enforcement agencies, and through an e-commerce portal to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of estimated returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions. The Company’s returns under warranties have been immaterial. In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and offered customers a free factory service update for their launchers. The Company established a reserve of $0.2 million as an estimate of future related costs. As of August 31, 2021, approximately $0.1 million of these estimated costs have been incurred or resolved.

The Company also has a 60-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 60 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 60-day money back guarantee for the three and nine months ended August 31, 2021 were $0.4 million and $0.4 million, respectively. The Company’s returns under the 60-day money back guarantee for the three and nine months ended August 31, 2020 have been immaterial.

Revenue excludes taxes collected from customers and remitted to government authorities related to sales of the Company’s products. The Company elected the practical expedient under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers that allows an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Costs to obtain a contract consist of commissions paid to employees and are included in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Commissions were $0.05 million and $0.1 million for the three months ended  August 31, 2021 and 2020, respectively. Commissions were $0.4 million and $0.1 million for the  nine months ended August 31, 2021 and 2020, respectively.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

The Company charges certain customers shipping and handling fees. Shipping and handling costs, which includes outbound freight associated with the distribution of finished products to customers, are recognized when the product is shipped to the customer and are included in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Shipping and handling costs were $0.4 million and approximately $0.03 million for the three months ended August 31, 2021 and 2020, respectively. Shipping and handling costs were $1.4 million and approximately $0.03 million for the nine months ended August 31, 2021 and 2020, respectively.

Allowance for Doubtful Accounts

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. A significant proportion of the Company’s sales are made via e-commerce. These orders are prepaid by credit card and involve no credit risk. To minimize the likelihood of uncollectible debt, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts was approximately $0.02 million as of  August 31, 2021 and $0.01 million as of  November 30, 2020.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the nine months ended August 31, 2021 and the year ended November 30, 2020, are summarized below (in thousands):

	August 31,	November 30,
	2021	2020
Deferred revenue balance, beginning of period	$4,902	$11
Net additions to deferred revenue during the period	23,957	18,826
Reductions in deferred revenue for revenue recognized during the period	(28,139)	(13,935)
Deferred revenue balance, end of period	720	4,902
Less current portion	417	4,843
Deferred revenue, non-current	$303	$59

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by product type and distribution channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Product type	2021	2020	2021	2020
Byrna® HD	$8,702	$4,084	$30,951	$5,312
40mm	1	114	46	225
Total	$8,703	$4,198	$30,997	$5,537

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Distribution channel	2021	2020	2021	2020
Wholesale (dealer/distributors and large end-users)	$2,986	$1,053	$7,041	$1,343
E-commerce	5,717	3,145	23,956	4,194
Total	$8,703	$4,198	$30,997	$5,537

10.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer equipment and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. The following table summarizes cost and accumulated depreciation as of August 31, 2021 and November 30, 2020, respectively (in thousands):

	August 31,	November 30,
	2021	2020
Computer equipment and software	$275	$204
Furniture and fixtures	140	105
Leasehold improvements	249	144
Machinery and equipment	1,530	1,324
	2,194	1,777
Less: accumulated depreciation	801	557
Total	$1,393	$1,220

The Company recognized approximately $0.4 million and $0.2 million in depreciation expense during the nine months ended August 31, 2021 and 2020, respectively. The Company recognized approximately $0.1 million and $0.1 million in depreciation expense during the three months ended August 31, 2021 and 2020, respectively.

At August 31, 2021 and November 30, 2020, the Company had deposits of $1.1 million and $0.6 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

During the nine months ended August 31, 2021, the Company transferred equipment with a net book value of $0.1 million to a lessee under a sales-type lease. See Note 21, “Leases” for additional information.

11.	INVENTORY

The following table summarizes inventory as of August 31, 2021 and November 30, 2020, respectively (in thousands):

	August 31,	November 30,
	2021	2020
Raw materials	$3,975	$2,901
Work in process	168	302
Finished goods	3,408	1,614
Total	$7,551	$4,817

Inventory at August 31, 2021 and November 30, 2020, primarily relates to the Byrna® HD Personal Security Device.

12.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following table summarizes prepaid expenses and other current assets as of August 31, 2021 and November 30, 2020, (in thousands):

	August 31,	November 30,
	2021	2020
VAT receivables	$98	$572
Advance payment for inventory	540	677
Prepaid insurance	236	16
Other	119	126
Total	$993	$1,391

13.	PATENT RIGHTS

On August 18, 2021, the Company acquired Ballistipax®. As part of the transaction, the Company has acquired two patents with estimated fair value of $0.06 million. No amortization has been recorded for the patent rights during the three or nine months ended August 31, 2021 but will begin in September 2021. These patent rights have a maximum life of approximately 17 years, expiring on 2038, and will be amortized on a straight-line basis.

On May 12, 2021, the Company entered into an asset purchase agreement with Kore, pursuant to which the Company acquired the exclusive right to use the key patents and intellectual property underpinning the acquired suite of products. As consideration for the tangible and intangible assets included in the Kore Portfolio, the Company paid Kore $3.5 million, and incurred $0.2 in legal costs to transfer these patent rights. Of the $3.7 million consideration, $2.8 million was capitalized relating to the key patents and intellectual property acquired. Amortization of $0.04 million has been recorded for the patent rights during the three and nine months ended August 31, 2021. These patent rights have a maximum life of 20 years, expiring on various dates beginning from January 2037 to 2038, and will be amortized on a straight-line basis over a period of 15 years.

On April 13, 2018, the Company entered into a purchase and sale agreement with Andre Buys (“Buys”), the Company’s Chief Technology Officer (“CTO”), pursuant to which the Company agreed to purchase the Buys Portfolio, provisional patent rights, and other intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $0.1 million, and incurred $0.01 in legal costs to transfer these patent rights. This consideration of $0.1 million was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $0.5 million in cash or $0.8 million worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $0.8 million, consisting of the Second Payment of $0.7 million through the issuance of 386,681 shares of common stock and Final Payment of $0.1 million in cash. The Final Payment was paid during the quarter ended August 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio. These patent rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years.

The Company amortized $0.1 million and $0.05 million of patent rights during nine months ended August 31, 2021 and 2020. The Company recognized $0.06 million and $0.02 million in amortization expense during the three months ended August 31, 2021 and 2020, respectively. The Company did not recognize any impairment losses during the three and nine months ended August 31, 2021 and 2020, respectively.

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	August 31,	November 30,
	2021	2020
Trade payables	$3,019	$3,475
Accrued sales and use tax	702	1,050
Payroll accrual	1,328	904
Accrued commissions	47	375
Accrued professional fees	741	217
Accrued royalties	81	180
Warranty	117	268
Income taxes payable	142	—
Other accrued liabilities	56	160
Total	$6,233	$6,629

15.	NOTES PAYABLE

The Company received $0.2 million of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the Coronavirus Aid Relief and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration ("SBA"). The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. On February 10, 2021, the Company received approval from the SBA for $0.2 million of PPP loan forgiveness. This amount was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the nine months ended August 31, 2021.

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

On July 6, 2021, the Company entered into a First Omnibus Loan Modification Agreement (the “Amendment”) with Needham Bank, a Massachusetts co-operative bank (the “Lender”) that modifies that certain Commercial Loan and Security Agreement dated as of January 19, 2021 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Lender established a revolving line of credit of up to $5.0 million as evidenced by a Secured Revolving Line of Credit Note executed by the Company in favor of the Bank (the “Revolving Note”) and a non-revolving equipment line of credit of up to $1.5 million as evidenced by equipment term notes in the principal amounts drawn from time to time. Pursuant to the Amendment, the Lender and Company agreed to (i) temporarily for a 150-day period increase the Company’s principal amount on the Revolving Note from $5.0 million to $7.5 million, (ii) temporarily for a 150-day period increase the credit limit under the Loan Agreement from $5.0 million to $7.5 million, and (iii) a one-time non-refundable modification fee payable to Lender by the Company for the increased borrowing ability of $0.02 million, with one-half paid upon execution of the Agreement and one-half due only if the Company’s aggregate outstanding principal balance exceeds $5.0 million. In addition, the Company agreed that upon the expiration of the 150-day period it would use the proceeds of any equity raise consummated during such time to make payments under the Revolving Note such that the aggregate principal balance of outstanding advances under the Revolving Note are equal or less to $5.0 million. As of August 31, 2021, there was no outstanding balance on the Revolving Note and the Company had not drawn on the non-revolving equipment line of credit.

Debt issuance costs related to the lines of credit were approximately $0.1 million. Debt issuance costs are being amortized over the term of the debt and are presented as part of Other Assets in the Condensed Consolidated Balance Sheets. Amortization of approximately $0.01 million for the three months ended August 31, 2021 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Amortization of approximately $0.02 million for the nine months ended August 31, 2021 is included in Other financing costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

17.	STOCKHOLDERS’ EQUITY

In July 2021, the Company issued and sold an aggregate of 2,875,000 registered shares of its common stock (including 375,000 shares sold pursuant to the exercise of the underwriters' overallotment option) at a price of $21.00 per share. The net proceeds to the Company, after deducting $4.4 million in underwriting discounts and commissions, and offering expenses, were approximately $56.0 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

On April 9, 2021, the Board of Directors declared a dividend in the amount of $750 per share of Series A Convertible Preferred Stock, par value $0.001 per share, outstanding at the close of business on April 12, 2021 (the record date), in the aggregate amount of $1.0 million. In connection therewith, the Company and each holder of Series A Convertible Preferred Stock agreed that effective April 15, 2021, the Series A Convertible Preferred Stock, plus accrued unpaid dividends thereon be converted to 4,636,649 shares of common stock, with an additional 695,498 shares of common stock issued in exchange for all accrued and unpaid dividends.

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

Each share of Series A Preferred Stock had a $0.005 million issue price. Dividends accrued on the issue price at a rate of 10.0% per annum and were payable to holders of Series A Preferred Stock when and if declared by the Board. The dividends were cumulative and accrued starting from the April 8, 2020 issuance date.

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

Warrants

During the nine months ended August 31, 2021, the Company raised $1.3 million through warrant exercises, where 510,739 warrants were exercised at a contractual price of $2.50 per warrant for 510,739 shares of common stock. During the three months ended August 31, 2021, the Company raised $0.1 million through warrant exercises, where 24,055 warrants were exercised at a contractual price of $2.50 per warrant for 29,055 shares of common stock.

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

During the nine months ended August 31, 2020, a warrant holder exercised 11,792 warrants for 11,792 shares of common stock at an exercise price of $1.80 per warrant for proceeds of $0.02 million. During the nine months ended August 31, 2020, the Company issued 49,842 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of then convertible notes with a face value of $0.1 million together with 400 warrants for every $1,000 of accrued interest to satisfy $0.1 million of accrued interest that was payable through October 31, 2019. The warrants are each exercisable for one share of common stock at an exercise price of $2.50 per share on or before October 22, 2023. The Company also issued 15,000 warrants as payment to a consultant for marketing services. The warrants were exercised at a price of $2.50 per share on February 2, 2021.

The following table summarizes warrant activity, which includes the incentive warrants, during the nine months ended August 31, 2021:

		Weighted-Average
		Exercise
	Number of	Price
	Warrants
Outstanding at November 30, 2020	585,739	2.40
Granted	—	—
Exercised	(510,739)	2.50
Outstanding at August 31, 2021	75,000	1.55
Exercisable at August 31, 2021	75,000	1.55

18.	STOCK-BASED COMPENSATION

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

2020 Plan

On October 23, 2020, the Board approved and on November 19, 2020 the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 2,500,000. On September 15, 2021, the Company’s Board of Directors approved to increase the number of shares of commons stock available for issuance under the 2020 Plan by 1,400,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Equity Incentive Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

On February 24, 2021, following the termination of the 2017 Plan, the Company replaced outstanding options under the 2017 Plan with options under the 2020 Equity Incentive Plan. There were no substantive changes to the rights of any holder of options granted under the 2017 plan by replacing their award certificates with award agreements under the 2020 plan. The grant dates, exercise prices, expiration dates, and vesting provisions of any of the new award agreements under the 2020 plan that replace the certificates issued under the 2017 plan are identical for each grant and no change in valuation or accounting was required. The Board also amended the definition of Disability in the 2020 Plan to provide that “Disability” has the meaning assigned to such term in any individual employment agreement or award agreement with a plan participant and that if no such definition is provided in an award or employment agreement “Disability” is defined as in the 2020 Plan.

Restricted Stock Units

During the nine months ended August 31, 2021 and 2020, the Company granted 174,493 and 0 RSUs, respectively. There were no RSUs granted during the three months ended August 31, 2021 and 2020.

Stock-based compensation expense for the RSUs for the three months ended August 31, 2021 and 2020 was $0.9 million and $0, respectively. Stock-based compensation expense for the RSUs for the nine months ended August 31, 2021 and 2020 was $2.3 million and $0, respectively. The Company recorded stock-based compensation expense for restricted stock units granted to non-employees of approximately $0.1 million and $0.07 million during the three and nine months ended August 31, 2021, respectively. The Company recorded no stock-based compensation expense for restricted stock units granted to non-employees during the three and nine months ended August 31, 2020, respectively.

As of August 31, 2021, there was $7.5 million of unrecognized stock-based compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted average period of 2.3 years. As of August 31, 2021, there was $0.1 million of unrecognized stock-based compensation cost related to unvested restricted stock units granted to non-employees which is expected to be recognized over a weighted average period of 0.5 years. During the nine months ended August 31, 2021, no shares subject to previously granted restricted stock units vested.

The following table summarizes the RSU activity during the nine months ended August 31, 2021:

RSUs
Unvested and outstanding as of November 30, 2020	1,573,500
Granted	174,493
Exercised	—
Cancelled	—
Unvested and outstanding at August 31, 2021	1,747,993

Stock Options

During the nine months ended August 31, 2021 and 2020, the Company granted options to employees and directors to purchase 41,000 and 391,750 shares of common stock, respectively. The options issued during the nine months ended August 31, 2021 vest over three years. The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.07 million and $0.6 million during the nine months ended August 31, 2021 and 2020, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.05 million and $0.01 million during the three months ended August 31, 2021 and 2020, respectively.

During the nine months ended August 31, 2021, 94,683 stock options were forfeited resulting in net benefit of stock-based compensation of approximately $0.1 million. During the three months ended August 31, 2021, 12,433 stock options were forfeited resulting in net benefit of stock-based compensation of approximately $0.07 million.

During the nine months ended August 31, 2021 and 2020, the Company granted options to purchase 0 and 11,000, shares of common stock to non-employee contractors, respectively. The Company recorded no stock-based compensation expense for options granted to non-employees during the three months ended August 31, 2021 and 2020. During the nine months ended August 31, 2021 and 2020, the Company recorded $0.04 and $0.02, respectively, of stock-based compensation expense for options granted to non-employees.

As of August 31, 2021, there was $0.3 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.5 years.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the nine months ended August 31, 2021 were as follows:

Black-Scholes option pricing model

Risk free rate	0.33%
Expected dividends	0.00
Expected volatility	83 –113%
Expected life (in years)	4 –5
Market price of the Company’s common stock on date of grant	$14.74 –19.70
Exercise price	$14.90 –17.00

The following table summarizes option activity under the 2017 and 2020 Plan during the nine months ended August 31, 2021:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2020 (1)	705,967	3.10
Granted	41,000	15.60
Exercised	(34,572)	1.30
Forfeited	(94,683)	5.50
Outstanding, August 31, 2021 (2)	617,712	2.83
Exercisable, August 31, 2021 (2)	450,000	1.96

(1)	As of November 30, 2020 all options were governed by the 2017 Plan.
(2)	As of August 31, 2021 all options were governed by the 2020 Plan.

Incentive Warrants

During the nine months ended August 31, 2021 and 2020, the Company issued 0 and 15,000 of warrants in exchange for services to a marketing consultant to purchase common shares, respectively. The warrants were issued outside of the 2017 Plan and were not included under the 2020 Plan. Stock-based compensation expense for the nine months ended August 31, 2021 and 2020 was $0 and $0.02 million, respectively. Stock-based compensation expense for the three months ended August 31, 2021 and 2020 was $0.

Stock-Based Compensation Expense

Total stock-based compensation expense was $2.5 million and $0.7 million for the nine months ended August 31, 2021 and 2020, respectively. Total stock-based compensation expense was $1.0 million and $0.01 million for the three months ended August 31, 2021 and 2020, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

19.	LOSS PER SHARE

For the three and nine months ended August 31, 2021 and 2020, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and nine months ended August 31, 2021 and 2020.

The following table sets forth the allocation of net loss for the three and nine months ended August 31, 2021 and 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Net loss	$(1,841)	$(566)	$(75)	$(10,912)
Preferred stock dividends	—	—	(1,043)	—
Net loss available to common shareholders	$(1,841)	$(566)	$(1,118)	$(10,912)

Weighted-average number of shares used in computing net loss per share, basic and diluted	22,047,571	13,493,676	18,269,360	12,015,065
Net loss per share – basic and diluted	$(0.08)	$(0.04)	$(0.06)	$(0.91)

The Company’s potential dilutive securities, which include stock options and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020
Series A Preferred Stock	—	4,636,649	—	4,636,649
Warrants	75,000	774,817	75,000	774,817
Stock Options	617,712	713,667	617,712	713,667
RSUs	1,747,993	—	1,747,993	—
Total	2,440,705	6,125,133	2,440,705	6,125,133

20.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $0.3 million and approximately $0.05 million for royalties due to Buys, the Company’s CTO, during the nine months ended August 31, 2021 and 2020, respectively and had accrued royalties of $0.1 million and $0.2 million as of August 31, 2021 and November 30, 2020, respectively. The Company also recorded stock-based compensation expense of approximately $0.006 million and $0.01 million during the nine months ended August 31, 2021 and 2020, related to stock options granted to Buys in 2018 to acquire 150,000 shares of common stock. Stock-based compensation expense was $0 million and $0.004 million during the three months ended August 31, 2021 and 2020, respectively.

The Company issued 386,681 shares of common stock with a value of $0.7 million in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the nine months ended August 31, 2021. See Note 13, “Patent Rights,” for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $0.002 million per month from a corporation owned and controlled by Bryan Ganz (“Ganz”), Chief Executive Officer (“CEO”) of the Company. This lease was terminated June 30, 2020. The Company expensed $0.02 million for these items during the nine months ended August 31, 2020. The Company expensed $0.01 million for these items during the three months ended August 31, 2020.

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

The Company leased office and warehouse space in South Africa under a lease that expired on November 30, 2020. The base rent was approximately $0.004 million per month. In December 2020, the Company entered into a new lease for office and warehouse space. The lease expires in November 2024. The base rent during the nine months ended August 31, 2021 was approximately $0.005 per month.

The Company leased real estate in Fort Wayne Indiana. The lease expires on February 28, 2022. In February 2021, the Company entered into a lease termination agreement with the landlord. Upon termination, the Company was required to pay a termination fee of approximately $0.02 million. In addition, the Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.008 million per month. The Company also leases office space in Las Vegas, Nevada. The lease expires on August 31, 2022. The base rent is approximately $0.004 million per month.

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

As of  August 31, 2021 and November 30, 2020, right-of-use assets of $1.1 million and $1.2 million, current lease liabilities of $0.2 million and $0.3 million and non-current lease liabilities of $0.8 million and $0.8 million, respectively, are reflected in the accompanying Condensed Consolidated Balance Sheets. The elements of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2021
Lease Cost:
Operating lease cost	$87	$266
Short-term lease cost	—	5
Variable lease cost	—	—
Total lease cost	$87	$271

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities		$235
Operating lease liabilities arising from obtaining right-of-use assets		$182

Operating Leases:
Weighted-average remaining lease term (in years)		4.5
Weighted-average discount rate		9.2%

Future lease payments under non-cancelable operating leases as of August 31, 2021 are as follows (in thousands):

Fiscal Year Ending November 30,
2021 (three months)	$80
2022	312
2023	279
2024	286
2025	187
Thereafter	153
Total lease payments	1,297
Less: imputed interest	230
Total lease liabilities	$1,067

Sales-Type Leases

During the nine months ended August 31, 2021, the Company entered into an equipment lease as lessor. The lease is being accounted for as a sale-type lease. The term of the lease is three years. For a sales-type lease, the carrying amount of the asset is derecognized from property and equipment and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, the Company recognizes interest income on the net investment in the lease. At lease commencement, the Company determined the unguaranteed residual value of the equipment was $0 and the selling profit or loss was immaterial.

The receivable recorded as a result of the lease is collateralized by the underlying equipment and consist of the following components at August 31, 2021 (in thousands):

Net minimum lease payments to be received	$102
Less: unearned interest income portion	11
Net investment in sales-type leases	91
Less: current portion	46
Net investment in sales-type leases, non-current	$45

The maturity schedule of future minimum lease payments under sales-type leases and the reconciliation to the net investment in sales-type leases reported at August 31, 2021 was as follows (in thousands):

Fiscal Year Ending November 30,
2021 (three months)	$13
2022	51
2023	38
Total future minimum sales-type lease payments	102
Less: unearned income	11
Total net investment in sales-type leases	$91

22.	INCOME TAXES

For the three months ended August 31, 2021 and 2020, the Company recorded an income tax benefit of $0.1 million and $0, respectively. For the nine months ended August 31, 2021 and 2020, the Company recorded an income tax expense of $0.1 million and $0, respectively. For the three months ended August 31, 2021 and 2020, the effective tax rate was 4.5% and 0%, respectively. For the nine months ended August 31, 2021 and 2020, the effective tax rate was 37.5% and 0%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the prior period, utilization of Net Operating Loss (“NOL”) and other effects.

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

On March 27, 2020, Congress signed into law the $2 trillion bipartisan CARES Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

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

On March 27, 2020, then President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

Product Liability

In February 2021, the Company identified certain Byrna® HD launchers that may contain a wire that is not to specification and, as a result, the Company accrued a $0.2 million reserve for the possible costs related to updating affected launchers. As of August 31, 2021, approximately $0.06 million of these estimated costs have been incurred or resolved.

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

The Company entered into a Development, Supply and Manufacturing Agreement with the manufacturer of the 40mm blunt impact projectile (“BIP”) on August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then-current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $0 and $0.07 million for the nine months ended August 31, 2021 and 2020, respectively. Purchases from the BIP manufacturer were $0 and $0.06 million for the three months ended August 31, 2021 and 2020, respectively. Notice was provided and this Development, Supply and Manufacturing Agreement was not extended after August 1, 2021.

25.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three and nine months ended August 31, 2021 and 2020, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Total
August 31, 2021	$7,140	$1,563	$8,703
August 31, 2020	3,707	491	4,198

Nine Months Ended	U.S.	South Africa	Total
August 31, 2021	$28,465	$2,532	$30,997
August 31, 2020	5,028	509	5,537

26.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency Risk

The Company held its cash balances within banks in the U.S. in U.S. dollars and with banks in South Africa in U.S. dollars and South African rand. The Company’s operations are conducted in the U.S. and South Africa. The value of the South African rand against the U.S. dollar may fluctuate with the changes in economic conditions.

During the nine months ended August 31, 2021, in comparison to the prior year period, the U.S. dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment gain of $0.1 million and translation adjustment gain of $0.1 million primarily related to the South African rand during the nine months ended August 31, 2021 and 2020, respectively. The Company recorded a translation adjustment loss of $0.06 and translation adjustment gain of $0.02 million primarily related to the South African rand during the three months ended August 31, 2021 and 2020, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ended November 30, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “2020 10-K”) and the Company's Quarterly Report on Form 10-Q for the period ended May 31, 2021 filed with the SEC on July 1, 2021 (the "2021 Q2 10-Q") the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to the potential global impact of the COVID-19 pandemic, the impact of new strains including Delta on our personnel and operations, our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the BATF, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

Byrna Technologies is a designer, manufacturer, retailer and distributor of innovative technological solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe, and our core mission is to empower individuals to safely and fully engage in life and adventure. Our design team’s directive is to build easy-to-use self-defense tools to enhance the safety of our customers and their loved ones at home and outdoors. We are also focused on developing tools that can be used instead of firearms by professional law enforcement and private security customers to reduce shootings and facilitate trust between police and the communities they seek to serve. Our strategy is to establish is to establish Byrna® as a consumer lifestyle brand associated with the confidence people can achieve by knowing they can protect themselves, their loved ones and those around them. We believe we have a significant opportunity to leverage the Byrna brand to expand our product line, broaden our user base and generate increasing sales from new and existing customers.

A number of events during the quarter ended August 31, 2021 and the subsequent period impacted our results of operations. These included the exercise of all remaining outstanding warrants from our 2018 and 2019 private placements of convertible debt, the conversion of all outstanding Preferred Series A Stock for common stock, our listing on the Nasdaq and subsequent decision to delist from the Canadian Securities Exchange, the completion of a public offering of 2,875,000 shares of common stock, the introduction of a number of new products, new marketing endeavors, expanded awareness of our products and expanded sales volume, expansion of our brick and mortar outlets, and the onboarding of new talent at the Company’s highest management level.  The impact of these events and associated expenses are highlighted below.

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

RESULTS OF OPERATIONS

Results for the third quarter of 2021 demonstrate a continuing demand for our Byrna HD personal security device and to growth of the production capacity and administrative and control structures necessary to supply that demand. Most of the growth in revenue continues to be in high margin direct sales through our website. E-commerce orders account for 65.7% of total net revenue this quarter. The increasing excess of revenue over fixed production costs drove improvement in our gross margin, which was 56.2% of net revenue this quarter.

Though the COVID 19 pandemic continues to negatively affect efficiency in our South African production facility and in some of our global supply lines, the situation continues to improve this quarter in our U.S. manufacturing and corporate office facilities where there was no disruption of production or distribution and employees were not required to work remotely.

Higher sales volumes, our efforts to increase brand awareness and accessibility, and introduction of new products and accessories, drove up certain variable operating expenses such as the cost of shipping product to customers and credit card sales transactions fees. Meanwhile the structural growth required to manage a larger company with higher sales volumes has required an increase in structural operating expenses such as payroll, insurance and marketing expenses. We also incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

Three months ended August 31, 2021 as compared to three months ended August 31, 2020:

Net Revenue

Revenues were $8.7 million in the third quarter of 2021 which represents an increase of $4.5  million or 107.3% as compared to the prior year period revenues of $4.2 million. This increase was due to higher e-commerce sales, international sales, expansion of brick and mortar sales channel and a growing market awareness of the Byrna® HD product and our expanded product line.

Cost of Goods Sold

Cost of goods sold was $3.8 million in the third quarter of 2021 compared to $2.1 million in the prior year period. This $1.7 million increase is primarily due to the increase in related sales volume and also to the costs associated with the manufacture and corresponding sales of the Byrna® HD and related products.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, inspection costs and shipping and handling costs. Gross profit was $4.9 million in the third quarter of 2021, or 56.2% of net revenue, as compared to gross profit of approximately $2.1 million, or 50.7% of net revenue, in the prior year period. The increase in gross profit is due to the increase in sales volume of Byrna® HD products and our expanded product line.

Operating Expenses / Loss from Operations

Operating expenses were $6.7 million in the third quarter of 2021, as compared to the prior year period expenses of $2.7 million. This increase is due to the growth of the Company. The growth of sales volumes drove increases in variable expenses such as freight out, which increased from $0.02 million in the third quarter of 2020 to $0.4 million in the third quarter of 2021. The structural growth required to manage a larger company with higher sales volumes drove up structural costs. Payroll related costs were $2.6 million and stock compensation costs were $1.0 million in the third quarter of 2021 as compared to $1.0 million and $0.01 million, respectively, in the third quarter of 2020. Insurance expense increased from $0.1 million in the third quarter of 2020 to $0.4 million in the third quarter of 2021. Public company costs increased from $0.03 million in the third quarter of 2020 to $0.1 million in the third quarter of 2021. Research and development cost increased from $0.004 million in the third quarter of 2020 to $0.1 million in the third quarter of 2021.

Interest Income (Expense)

Interest Income for the three months ended August 31, 2021 was $0.01 million. This represents $0.02 million of interest income on our cash balance, offset by $0.01 million of interest on the asset-based loan. Interest Expense for the three months ended August 31, 2020 was $0.

Other Financing Costs

Other financing costs represents the cost to close the asset-based loan being amortized over the three-year term of the loan agreement. This cost was $0.01 million for the three months ended August 31, 2021 and $0 for the same period one year earlier.

Income Tax Provision

Our effective income tax rate was 6.7% and 0% for the three months ended August 31, 2021 and 2020, respectively. Our income tax provision was $0.1 million and $0 for the three months ended August 31, 2021 and August 31, 2020 respectively. Our tax rate differs from the statutory rate of 21.0% due to the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the past period, and other effects.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

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

Adjusted EBITDA

Adjusted EBITDA is defined as comprehensive (loss) income as reported in our consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) loss on extinguishment of debt; (vii) warrant inducement expense; and (viii) other financing costs. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to comprehensive (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	August 31,
	2021	2020
Comprehensive (loss) income	$(1,896)	$(546)

Adjustments:
Interest income	(13)	—
Income tax provision	(74)	—
Depreciation and amortization	136	75
Non-GAAP EBITDA	(1,847)	(471)

Stock-based compensation expense	981	11
Other financing costs	9	—
Non-GAAP adjusted EBITDA	$(857)	$(460)

Non-GAAP net loss and non-GAAP net loss per share

Non-GAAP net loss is defined as comprehensive (loss) income as reported in our consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) stock-based compensation expense; (ii) accretion of debt discounts; (iii) loss on extinguishment of debt; (iv) warrant inducement expense; and (v) other financing costs. Our non-GAAP net loss measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP net loss per share by dividing non-GAAP net loss by the average basic shares outstanding for the period. Reconciliation of Non-GAAP comprehensive (loss) income to Comprehensive (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	August 31,
	2021	2020
Comprehensive (loss) income	$(1,896)	$(546)

Adjustments:
Stock-based compensation	981	11
Other financing costs	9	—
NON-GAAP NET LOSS	$(906)	$(535)

Non-GAAP net loss per share — basic	$(0.04)	$(0.04)
Weighted-average number of common shares outstanding during the period — basic	22,047,571	13,493,676

Nine months ended August 31, 2021 as compared to nine months ended August 31, 2020:

Net Revenue

Revenues were $31.0 million for the nine months ended August 31, 2021, a significant increase compared to the prior year period revenues of $5.5 million. This increase was due to higher e-commerce sales, international sales, expansion of brick and mortar sales channel and a growing market awareness of the Byrna® HD product and our expanded product line.

Cost of Goods Sold

Cost of goods sold was $13.8 million for the nine months ended August 31, 2021 compared to $2.9 million in the prior year period. This $10.9 million increase is primarily due to the increase in related sales volume and also to the costs associated with the manufacture and corresponding sales of the Byrna® HD and related products.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $17.2 million for the nine months ended August 31, 2021, a gross profit margin of 55.5% driven by sales of Byrna® HD products and accessories. Gross profit in the prior year period was $2.6 million with a gross profit margin of 47.2%. The improvement in gross margin profitability is due to increased production efficiency and due to the improved ratio of sales volume to fixed overhead costs.

Operating Expenses / Loss from Operations

Operating expenses were $17.4 million for the nine months ended August 31, 2021, as compared to the prior year period expenses of $5.7 million. This increase is due to the growth of the Company, primarily increases in variable expenses due to growth of sales volumes such as freight out, which increased from $0.03 million for the nine months ended August 31, 2020 to $1.4 million for the nine months ended August 31, 2021 and bank fees which are primarily transaction fees on customers’ credit card orders and which grew from $0.04 million for the  nine months ended August 31, 2020 to $0.8 million for the nine months ended August 31, 2021. The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs were $2.2 million and stock compensation costs were $0.7 million for the nine months ended August 31, 2020. These were $7.0 million and $2.5 million respectively for the nine months ended August 31, 2021. Insurance expense increased from $0.1 million for the nine months ended August 31, 2020 to $0.9 million for the nine months ended August 31, 2021. Marketing cost increased from $0.8 million for the nine months ended August 31, 2020 to $1.3 million for the nine months ended August 31, 2021.

Accretion of Debt Discounts

Accretion of debt discounts decreased $0.8 million for the nine months ended August 31, 2021 to $0 from $0.8 million in the prior year period. The 2020 charge resulted from the April 8, 2020 exchange of an aggregate of approximately $6.95 million outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares of Series A Convertible Preferred Stock. We no longer have any outstanding convertible notes payable.

Interest Expense

Interest Expense for the nine months ended August 31, 2021 was $0.02 million. This represents interest on the asset-based loan and imputed net interest expense from the establishment of a sales financing lease. Interest Expense for the nine months ended August 31, 2020 was $0.2 million of interest accrued on convertible notes payable. We no longer have any outstanding convertible notes payable.

Income (Loss) on Extinguishment of Debt

Income on extinguishment of debt was $0.2 million during the nine months ended August 31, 2021 and relates to the forgiveness of the $0.2 million of funding under the Paycheck Protection Program (“PPP”).

Loss on extinguishment of debt was $6.0 million during the nine months ended August 31, 2020 and relates to the April 8, 2020 exchange of convertible notes payable for preferred stock.

Warrant Inducement Expense

Warrant inducement expense was $0 for the nine months ended August 31, 2021 and $0.8 million for the nine months ended August 31, 2020. The 2020 charge reflects the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price.

Other Financing Costs

Other financing costs represents the cost to close the asset-based loan being amortized over the three-year term of the loan agreement. This cost was $0.02 million for the nine months ended August 31, 2021 and $0 for the same period one year earlier.

Income Tax Provision

Our income tax provision was $0.3 million and $0 for the nine months ended August 31, 2021 and 2020, respectively. Our tax rate differs from the statutory rate of 21.0% due to the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the past period, and other effects.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

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

Adjusted EBITDA

Adjusted EBITDA is defined as comprehensive (loss) income as reported in our consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest (income) expense; (iv) stock-based compensation expense; (v) accretion of debt discounts; (vi) loss on extinguishment of debt; (vii) warrant inducement expense; (viii) other income (forgiveness of PPP loan); and (ix) other financing costs. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). The adjustment for other income (forgiveness of PPP loan) was not included in our Adjusted EBITDA metric for the three months ended August 31, 2020 because it was not applicable to such period. We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to comprehensive (loss) income the most directly comparable GAAP measure, is as follows (in thousands):

	For the Nine Months Ended
	August 31,
	2021	2020
Comprehensive (loss) income	$48	$(10,796)

Adjustments:
Interest expense	24	233
Income tax provision	109	—
Depreciation and amortization	353	153
Non-GAAP EBITDA	534	(10,410)

Stock-based compensation expense	2,527	659
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other income: forgiveness of PPP loan	(190)	—
Other financing costs	18	—
Non-GAAP adjusted EBITDA	$2,889	$(2,124)

Non-GAAP net income (loss) and non-GAAP comprehensive (loss) income per share

Non-GAAP comprehensive (loss) income is defined as comprehensive (loss) income as reported in our consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) stock-based compensation expense; (ii) accretion of debt discounts; (iii) loss on extinguishment of debt; and (iv) warrant inducement expense. Our non-GAAP net income (loss) measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP net income (loss) per share by dividing non-GAAP net income (loss) by the average basic or diluted shares outstanding for the period. Reconciliation of Non-GAAP comprehensive (loss) income to comprehensive (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Nine Months Ended
	August 31,
	2021	2020
Comprehensive (loss) income	$48	$(10,796)

Adjustments:
Stock-based compensation	2,527	659
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other income	(190)	—
Other financing costs	18	—
NON-GAAP NET INCOME (LOSS)	2,403	(2,510)
Preferred stock dividends	(1,043)	—
Non-GAAP net (loss) income available to common shareholders	$1,360	$(2,510)

Non-GAAP net income (loss) per share — basic	$0.07	$(0.21)
Weighted-average number of common shares outstanding during the period — basic	18,269,360	12,015,065

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2021, we received approximately $56.0 million in cash proceeds from the sale of equity securities. See Note 17, Stockholders’ Equity, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q.

Cash Flow Summary

Cash and balances of restricted cash as of August 31, 2021 totaled $58.5 million, an increase of $48.9 million from $9.7 million as of November 30, 2020. There was $0 million of current restricted cash at August 31, 2021 as compared to $6.4 million for the period ended November 30, 2020 as we fulfilled our backlogged e-commerce orders and our merchant services vendor no longer has holds placed on orders prepaid by credit cards.

Operating Activities

Cash used in operating activities was $2.4 million for the nine months ended August 31, 2021 compared to cash provided by operations of $4.8 million during the prior year period. Net loss was $1.7 million and $0.004 million for the three and nine months ended August 31, 2021, respectively. Net loss was $0.6 million and $10.9 million for the three and nine months ended August 31, 2020, respectively. Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash used in operations in the nine months ended August 31, 2021. These include stock-based expense of $2.5 million, compared to $0.7 million for the nine months ended August 31, 2020; depreciation and amortization of $0.4 million compared to $0.2 million for the nine months ended August 31, 2020; and lease accounting expenses of $0.2 million compared to $0.08 for the nine months ended August 31, 2020. These added back amounts were partially offset by backing out non-cash income on forgiveness of debt of $0.2 million. Additionally, non-cash activity during the nine months ended August 31, 2020 included $6.0 million loss on extinguishment of debt.

During the nine months ended August 31, 2021, the growth of the company was reflected in the use of cash for growing working capital needs. Inventory increased during the third quarter by $2.3 million, compared to $2.3 million for the nine months ended August 31, 2020. Deferred revenue decreased $4.2 million during the nine months ended August 31, 2021 compared to an increase of $9.3 million for the nine months ended August 31, 2020 as we fulfilled backlogged e-commerce orders. Additionally, for the nine months ended August 31, 2021 accounts payable and accrued expenses increased by $0.1 million, compared to $2.0 million for the nine months ended August 31, 2020. This decrease was only partially offset by decreases in accounts receivable and prepaid expenses of $1.0 million, compared to increases of $2.0 million for the nine months ended August 31, 2020.

Investing Activities

Cash used in investing activities was $5.4 million for the nine months ended August 31, 2021 compared to $1.6 for the nine months ended August 31, 2020. For the nine months ended August 31, 2021, $4.0 million was attributable to the acquisition of assets and approximately $0.8 million for purchases of property and equipment. For the nine months ended August 31, 2020, $0.5 million was in connection with Roboro acquisition, and approximately $1.0 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $57.2  million during the nine months ended August 31, 2021. This amount was comprised primarily of the proceeds from 2,875,000 shares of our common stock (including 375,000 shares sold pursuant to the exercise of the underwriters' overallotment option) at a price of $21.00 per share that we issued and sold during the third quarter of 2021. The net proceeds to use, after deducting $4.4 million in underwriting discounts and commissions and offering expenses, were approximately $55.9 million. Additionally, we had $1.3 million in proceeds from warrant exercises. Cash provided by financing activities was $7.3 million during the nine months ended August 31, 2020, and included $6.8 million proceeds from warrant exercises, $0.5 million from Roboro’s sellers and $0.2 million from the Paycheck Protection Program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2020 10-K. During the three and nine months ended August 31, 2021, there were no significant changes to the Company’s critical accounting policies from those described in our 2020 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The significant growth of the Company’s transactional volumes, geographical footprint, headcount, and process complexity during the fiscal year ended November 30, 2020 created the need for a more formal structure of internal control processes. To address this need, during the fourth quarter of 2020, under the direction of the Chief Financial Officer ("CFO") and with the assistance of a third-party consultant, management began a systematic risk assessment to define a comprehensive list of key control requirements. Assessment of the status of each of the newly defined control requirements and remediation of deficiencies began in October of 2020 but was not complete as of August 31, 2021.

In its assessment of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2021, management concluded that the project to systematically address key control requirements was incomplete and therefore could not be relied upon. Moreover, management’s assessment concluded that general information technology controls over the Company’s information systems managed by third-party providers were deficient and not adequate to prevent or detect material misstatements in the Company’s financial reporting. Therefore, material weaknesses in the design and operating effectiveness of the internal control over information technology systems continue to exist. For these reasons, management has concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2021.

Management anticipates it will remediate the material weakness by following through with the systematic key control implementation plan during fiscal year 2021.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. In our opinion, at this time, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Item 1A of our 2020 10-K and in Item 1A of our 2021 Q2 10-Q. As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2020 10-K or our 2021 Q2 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 16, 2021, between the Company and Raymond James & Associates, Inc. as representatives of the underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2021).
10.1

First Omnibus Loan Modification Agreement with Needham Bank, a Massachusetts co-operative bank, dated July 6, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: October 8, 2021		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 8, 2021		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)