Form 10-K
period 2021-11-30
Byrna Technologies Inc.
filed 2022-02-11
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

(978) 868-5011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001, par value per share	BYRN	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 28, 2021) was approximately $496,644,504 based upon a share valuation of $24.0 per share.

As of February 1, 2022, the Company had 23,815,418 issued and outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to the impact of the COVID-19 pandemic, the impact of new strains or prolonged continuation, escalation or developments related to the impact of Delta, Omicron and other existing strains of the virus on our personnel and operations, our ability to design, source parts and materials for, and introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to recruit, retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third-party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the BATF, import and export regulators, and other federal or state authorities, or changes to the law in key international jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

References in this Report to the “Company,” “we,” “us,” or “our” refer to Byrna Technologies Inc. and its subsidiaries (formerly known as Security Devices International, Inc.) unless the context clearly requires otherwise.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be in Part I, Item 1A under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

Risks Related to Our Business

●	We have a limited operating history on which you can evaluate our business.
●	We have a history of operating losses and we cannot guarantee that we will be able to sustain profitability.
●

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

●	We may not be able to effectively manage our recent rapid growth or future growth.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	The failure to attract and retain key personnel could have an adverse effect on our operating results.
●	We depend on the sale of our personal security devices.
●	Sale of our personal security devices and kits depends on the continued availability of our ammunition, some of which is dependent on sole source suppliers.
●	Our business depends on maintaining and strengthening our brand and generating and maintaining demand for our products, and a reduction in such demand could harm our results of operations.
●	We are dependent on our relationships with key third-party suppliers for our business.
●	We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.
●	Higher costs or unavailability of components, freight, materials and accessories, including ammunition, could adversely affect our financial results.
●	If we are unable to successfully design and develop or acquire new and appealing products, our business may be harmed.
●	Our business could be harmed if we are unable to accurately forecast consumer preferences and retail trends that effect demand for our products.
●

We rely on a limited number of third parties for shipping, transportation, logistics, marketing and sales of our products and components. A loss of any of such third-party relationships would have a material adverse effect on our operating results.

●	We are dependent on our relationships with third parties for assistance in the preparation of our financial statements, which allow us to meet our financial reporting obligations.
●

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decline, and we may be exposed to liability.

●	Our business relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.
●	Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.

Risks Related to Our Industry

●

The markets for security products and non-lethal defense technology are in a state of technological change which could have a material adverse impact on our business, financial condition and results of operations.

●	The non-lethal defense technology industry and security products markets are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide business.
●	Expansion of sales of our product to schools, law enforcement and other governmental or quasi-governmental entities may require expenditure of resources and lengthen our sale cycle.
●	Our performance is influenced by a variety of economic, social, and political factors.

Risks Related to Regulation

●	We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.
●	Changes in government policies and legislation could adversely affect our financial result
●	Health and safety risks could expose us to potential liability and adversely affect our operating results and financial condition.
●	We are exposed to operating hazards and uninsured risks that could adversely impact our operating results and financial condition.
●

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.

●

If our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations would be harmed.

Risks Related to our Intellectual Property

●	If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.
●	We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

Risks Related to our Securities

●	We may not maintain qualification for listing on Nasdaq, which may impair your ability to sell your shares.
●	The market price of our common stock may be volatile, which could result in substantial losses for purchasers.
●

Exercise of options or vesting of restricted stock units may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

●

Our Management’s Report on Internal Controls found our internal controls as of November 30, 2021 not to be effective, there may continue to be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

●	Our directors, executive officers, and significant stockholders may be able to influence us.
●	If our analyst coverage decreases or results in negative reports about our business, our stock price and trading volume could decline.
●	Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.
●

Our Bylaws, as amended, provide exclusive forum provisions applicable to substantially all disputes between us and our stockholders as well as claims brought under the Securities Act of 1933, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	We do not intend to pay dividends on our common stock for the foreseeable future.

General Risk Factors

●	Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.
●	Our business depends on our ability to prevent or mitigate the effects of commercial crime including theft by employees, forgery and electronic crime.
●

Epidemic and pandemic diseases (including the COVID-19 pandemic) could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

●	Our revenues and profits depend on the level of customer spending for our products, which is sensitive to general economic conditions and other factors.
●	Tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, may impact our revenue and results of operations.
●	Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.
●	Substantial future sales, or the perception or anticipation of future sales, of shares of our common stock could cause our stock price to decline.
●

The ongoing requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

●	Our business could be harmed if we are unable to accurately forecast our results of operations.
●	Matters relating to the employment market and prevailing wage standards may adversely affect our business.

PART I

ITEM 1. BUSINESS

Overview

We are a non-lethal defense technology company, specializing in innovative, next generation solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe®, and our core mission is to empower people to safely embrace life. We seek to fulfill our mission by developing easy-to-use self-defense tools that are designed to allow people to live more safely. We are also focused on providing law enforcement and private security customers with non-lethal alternatives to firearms that are intended to reduce the use of firearms and facilitate trust within the communities they serve.

Our product portfolio includes:

●	handheld personal security devices and shoulder-fired launchers designed for use by consumers and professional security customers without the need for a background check or firearms license;

●	a line of projectiles that are fired by Byrna devices, including chemical irritant, kinetic and inert rounds; and

●	accessories and related safety products, including the Byrna Banshee™, Byrna Shield™, compressed carbon dioxide (CO2) canisters, sighting systems, holsters and Byrna-branded apparel.

Our Byrna personal security devices are powerful and effective non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles that are designed to disable a threat from a standoff distance of up to 60 feet. We have designed our Byrna devices to function as a platform that can be enhanced, upgraded and customized in a modular fashion with our accessory products. Only Byrna projectiles are approved for use with Byrna launchers, which creates the potential for reoccurring sales of consumable products. We also offer our Blunt Impact Projectile line of non-lethal munitions for 40-millimeter rifled launchers utilized by law enforcement, correctional services and military customers.

Our products are sold in both the consumer and security professional markets. In the consumer market, our solutions are designed to provide ordinary civilians with an effective, non-lethal tool to disable, disarm and deter would-be assailants and to escape harm’s way. In the professional market, our products are designed to provide domestic and international law enforcement agencies, corrections and custodial officers, private security professionals, private investigators and other professional security users with a practical, non-lethal option to address threats and resolve conflicts without the need to resort to lethal force. Our products can be purchased in most U.S. locations quickly, simply and discreetly, without the requirement for a license, background check or waiting period.

Strategic Focus and Products

Our strategy is to establish Byrna as a consumer lifestyle brand associated with the confidence people can achieve by knowing they can protect themselves, their loved ones and those around them. We believe we have a significant opportunity to leverage the Byrna brand to expand our product line, broaden our user base and generate increasing sales from new and existing customers.

Our flagship product, the Byrna HD, has been updated and improved with the introduction of the Byrna SD in the second half of fiscal year 2021. It is a compact, ergonomically designed, handheld personal security device with the size and form factor of a compact handgun. It is easy to use, has virtually no recoil and is designed to fire accurately with an effective range of 60 feet. The Byrna SD utilizes our patented technology and more than 60 custom designed parts. The Byrna SD comes with multiple easily reloadable magazines that can hold five .68 caliber projectiles (with plans to increase this capacity to seven projectiles). The Byrna SD is designed to provide a non-lethal alternative to a firearm, effective at a much safer stand-off distance than pepper spray or conductive energy devices, which have recommended maximum ranges of 10 feet and 20 feet, respectively. We also recently released the Byrna SD XL, featuring a longer barrel, greater muzzle velocity and compatibility with a standard 12-gram CO2 cartridge.

In May 2021, we purchased certain assets of Mission Less Lethal, a U.S. manufacturer of .68 caliber, non-lethal, shoulder-fired launchers for law enforcement and other security professionals. By leveraging the technology and intellectual property acquired from Mission Less Lethal, we plan to introduce the Byrna TCR, an easy to use, tactical compact rifle that can fire 19 rounds in rapid succession at more than 325 feet per second using a standard 12-gram CO2 cartridge for propulsion, and we have recently released the Byrna M-4, a full sized tactical rifle with either 120 round capacity in law enforcement form or two 20 round magazines in civilian form. These rifles are well suited to meet specific situational needs of security professionals, including law enforcement, private security and corrections customers.

We offer a range of .68 caliber projectiles for different applications. Our chemical irritant projectiles include Byrna Max, which contains a pepper and tear gas blend, and Byrna Pepper, which contains a pepper and PAVA blend. These chemical irritant projectiles are designed to intensely burn an assailant’s eyes and skin and impair their respiratory system upon contact, with quick-acting, incapacitating effects. We also offer Byrna Kinetic, a lower-cost, hard plastic projectile that can be used for self-defense or training, and Byrna Pro Training, a projectile filled with inert powder to simulate use of chemical irritant rounds for training. We recently introduced the Eco-Kinetic line of projectiles which are environmentally safe, fully biodegradable and highly accurate rounds for both safety and recreational uses. In addition, we plan to introduce our patented Fin-Stabilized projectiles that are designed to deliver increased speed and accuracy at up to 150 feet of range, while doubling the payload of our .68 caliber rounds. We offer selected projectiles in five-count, 25-count, 95-count, and 400-count packages.

Additionally, we offer the Byrna Shield, a ballistic-rated backpack that can be fitted with multiple armor panels and utilizes a patented deployment system to protect the wearer from both the front and back. We also market a range of accessories that allow our users to customize, carry, load, power and maintain their Byrna launchers. These accessories include laser sights, flashlight attachments, spare magazines, barrel extensions, holsters and CO2 cartridges. Finally, we offer our customers apparel featuring the Byrna brand and emphasizing our Live Safe motto. Together, our projectiles, accessories and apparel provide us with an attractive source of ongoing revenue from our base of Byrna owners.

Marketing and Sales

We sell our products into the consumer market through our Byrna e-commerce store and a network of over 1,300 local, regional and national outdoor and sporting goods stores, either directly or through distributors. We also sell our products through an Amazon storefront. In the professional security market, we seek to drive purchases through our Train the Trainer program developed for police and security officers, with a focus on educating the proper use of force and de-escalation methods.

Our international sales are fulfilled primarily by select distribution partners that have expertise in their local markets. International sales represented 8.2% of revenue in our fiscal year 2021; however we see the potential to increase our international sales mix as foreign law enforcement customers are showing growing interest in Byrna devices serving as a non-lethal, secondary security device, and the Byrna approach is increasingly seen as a favorable de-escalation solution.

Our marketing efforts are focused on creating brand awareness for Byrna by utilizing promotional specials and banner ads and driving traffic to our e-commerce store through the use of digital marketing tools. We also place a heavy emphasis on customer reviews and ratings. As of November 30, 2021, we had over 4,000 verified customer reviews and had received an average satisfaction rating of 4.6 out of 5.0. In early 2020, we implemented a nationwide reseller and distribution network of brick-and-mortar outlets and engaged third-party firms to market our products to dealers in the outdoor and sporting goods sectors.

In June 2020, and then again in April 2021, Byrna was highlighted on a popular national news program. These high-profile events led to significant increases in orders on our e-commerce store and further raised our brand recognition nationally. We believe these events demonstrated the positive and rapid impacts that additional visibility of our products and brand can have on our sales. Our current marketing strategy includes engaging key influencers in relevant markets to highlight the benefits of our security solutions to their respective networks of followers, engaging in public dialogues about firearm regulation, school safety and the expansion of police programs and training in the use of non-lethal weapons, and expanding our use of targeted digital marketing tools.

Manufacturing, Suppliers and Distribution

We operate two manufacturing facilities. In the United States, we opened a 14,000 square foot facility in 2020 located in Fort Wayne, Indiana. We utilize our Fort Wayne facility to fulfill domestic demand for our launchers. In order to improve this domestic capacity, we are planning to move our Fort Wayne manufacturing site to a new 30,000 square foot facility in Spring 2022. To satisfy production demand in international markets, we operate a 10,000 square foot manufacturing facility located in Pretoria, South Africa. Both facilities utilize a human capital-oriented model with highly-skilled manual assembly of precision components. With our planned Fort Wayne facility changes, we believe that we have sufficient capacity to meet our production needs for at least the next two years, and that additional capacity is available to us on commercially reasonable terms.

We rigorously test 100% of our products at our production facilities before shipment to ensure our products meet stringent quality and performance standards. We also conduct long-term testing of our launchers during the development phase. We measure in-field quality by the rate of returns requested by our customers.

Our Byrna SD includes 85 distinct parts, including many custom designed parts. We source these components from third-party suppliers in the U.S. and overseas. Historically, our projectiles have been sole-sourced from third-party suppliers in South Africa. However, we established the capability to manufacture projectiles in our own facilities, thereby, improving quality and availability while reducing dependence on third parties.

Backlog

As of the end of the fiscal year ended November 30, 2021 we had a backlog of approximately $1.3 million worth of orders. We allow orders received that have not yet shipped to be cancelled, therefore, our backlog may not be indicative of future sales. We have reduced delays in fulfillment of Byrna launcher orders from over 10 weeks as of November 30, 2020 to 1 week at the date of filing this Report. However, industry wide shortages of certain materials, and the impact of the COVID-19 pandemic on manufacturers of our third-party produced ammunition and accessories, continue to result in back-orders for Byrna ammunition and accessories.

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our headquarters, in Andover, Massachusetts. Our design team is comprised of experts in the fields of mechanical design, precision manufacturing and CO2-powered propulsion. We are currently focused on executing the commercial introduction of a series of new launchers, including the Byrna LE and Byrna PE. These new launchers are expected to benefit from our innovations in the areas of greater and more controlled muzzle velocity, improved cold weather performance, more efficient utilization of CO2, improved triggers, higher capacity magazines, improved sighting systems, yet keeping the product compact and ergonomic. We are also investing engineering resources to develop proprietary projectiles both for the consumer and law enforcement markets. Finally, we are devoting development resources to integrate and enhance the recently acquired Mission Less Lethal products line into our portfolio.

Intellectual Property

Our success and ability to compete effectively depends, in part, on our ability to protect our proprietary technology and to establish and adequately protect our intellectual property rights. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements. We maintain a policy requiring certain of our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements as needed to control access to our proprietary information.

We have 44 issued utility patents, 21 issued design patents. We are currently prosecuting 10 utility patents with one newly filed provisional utility patent. We have seven granted Trademarks and a further 29 trademarks which have been filed and are currently being prosecuted. We further obtained one patent and one trademark through the acquisition of Mission Less Lethal in May 2021 and two patents and four trademarks through the acquisition of Ballistipax. In addition, through the acquisition of Mission Less Lethal, we now hold exclusive rights to use all of the intellectual property of Kore Outdoor, Inc. (the previous owner of Mission Less Lethal) for non-lethal applications.

Competition

Our non-lethal security products compete with manufacturers of:

●	conductive energy devices, including Axon Enterprise, Inc., which sells the TASER device;

●	other handheld CO2-powered launchers of chemical irritant projectiles, including United Tactical Systems, LLC, which sells products under the PepperBall brand; and

●	remote restraint devices, including Wrap Technologies, Inc.

In addition, manufacturers of traditional firearms may introduce products competitive with ours. Many of our existing and potential competitors benefit from strong brand recognition, broad product lines, well-established distribution, loyal resellers and customers and significant financial resources. We expect to encounter new competitors as the non-lethal security market grows and as we enter new markets both domestically and internationally. We believe our Byrna line of products is competitive in terms of price, quality, appearance, features, performance and reliability, but we must continue to innovate and increase brand awareness in order to stay competitive.

Regulatory Matters

The manufacture, sale, and purchase of weapons, ammunitions, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and various state and international agencies that regulate the manufacture, export, import, distribution and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products. In order to manufacture, sell, import and export our 40mm products and certain components, we are required to obtain and maintain several FFL and FEL licenses and permits. The Byrna SD is a new product and may be subject to future legislation or regulation. Because it uses CO2, rather than gunpowder or other explosives to launch projectiles, the Byrna SD is not currently a “firearm” regulated by the ATF. It is, however, subject to certain state and local regulations related to “pepper spray” or “tear gas” devices. Re-characterization of the Byrna SD as a firearm or other changes to or new interpretations of existing regulations could impact our ability to manufacture or sell the Byrna SD and its projectiles, or limit their market, which could impact our sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our sales and the size of the reachable market.

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

Human Capital

As of November 30, 2021, we had approximately 152 employees, including one part-time employee. We believe that our employee relations are good, and that our human capital meets the needs of our business. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage.  Our future performance depends significantly upon the continued service of our key engineering, technical and senior management personnel and our continued ability to attract and retain skilled employees. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business.

Environmental Compliance

Our facilities are subject to federal, state, local and foreign environmental laws and regulations. Compliance with these provisions has not had, nor do we expect such compliance will have, any material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are not subject to any material costs for compliance with any environmental laws.

Corporate History

We were incorporated in Delaware on March 1, 2005 under the name Security Devices International Inc. On February 26, 2020, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware changing our name, effective March 4, 2020, to Byrna Technologies Inc. Effective December 19, 2019, we dissolved our wholly-owned subsidiary Security Devices International Canada Corp (“SDICC”). We currently have two wholly-owned subsidiaries, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”) and Roboro Industries Pty LTD (“Roboro”). On May 5, 2020, we acquired all of the issued and outstanding equity interests of Roboro and, as a result, Roboro became our wholly-owned subsidiary. During the year ended November 30, 2020, we utilized Roboro exclusively as a manufacturing and assembly supplier for our products until such operations were assumed by Byrna South Africa following the acquisition.  On April 27, 2021, we effected a 10-for-1 reverse stock split of our common stock (the “Reverse Stock Split”) with exercise prices for our outstanding warrants and stock options appropriately adjusted.

ITEM 1A. RISK FACTORS

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

We have a limited operating history on which you can evaluate our business. Although our corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna launchers, our largest source of revenue, since April 2019. Moreover, we have introduced several new products during 2021, including product lines acquired through acquisitions and sourced from third-party manufacturers with whom we had no prior experience. Most of our senior management team are relatively new to their positions including our Chief Financial Officer (“CFO”) and Chief People Officer (“CPO”), who have been with us for less than two years and our Chief Marketing and Revenue Officer (“CMO”) and Chief Operating Officer who have been with us less than one year. As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the rapid growth of a relatively new business and the integration of key personnel and infrastructure.

We have a history of operating losses and we cannot guarantee that we will be able to sustain profitability.

We have recorded a net loss in all fiscal years since our inception. Our net loss for the years ended November 30, 2021 and 2020 was $3.3 million and $12.6 million, respectively, our accumulated deficit at November 30, 2021 was $53.5 million. There can be no assurance that we will not experience net losses in the future and there can be no assurance of continued profitability.

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that our revenues or revenue growth can be sustained and revenues are not expected to grow at the exponential rates experienced in the last two years. Revenue growth that we have achieved or may achieve may not be indicative of future operating results. The Byrna line of handheld personal security devices are relatively new products and their long-term adoption by the U.S. consumer market, and by potential other markets including law enforcement, private security, and international markets, remains unknown. We have experienced product development and production delays, as well as unanticipated costs associated with the development and manufacture of new products and, as a result of the COVID-19 pandemic and its impact on human capital, material and component availability and costs, air freight availability and costs, volatile demand levels related to unexpected publicity and civil unrest, and backlogs and order cancellations due to our inability to timely fulfill orders, and cancellations of orders.  Given our limited sales history, number of new products introduced and planned, and the uncertainties associated with the continuation of the ongoing pandemic, these types of factors and events may continue to affect the long term success and growth of our business and ability to sustain our revenues or revenue growth. Further, performance failures, new legislation or regulation, competition, or negative publicity could stall or prevent the success of existing and new products in the market and our generation of revenue. In addition, we have increased and may increase further our operating expenses in order to fund increases in our manufacturing, distribution, and sales and marketing efforts and increase our administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not followed by timely increases in our revenues, our business, operating results, margins, growth rates, and financial condition may be materially adversely affected.

We may not be able to effectively manage our recent rapid growth or future growth.

We have experienced rapid growth in our headcount and operations over the last several years, integration of which will continue to place significant demands on our management and our operational and financial infrastructure. Additional growth in the future could increase that demand. We have only a limited history operating our business at its current scale. Key members of our management team do not have substantial tenure working together. We may experience difficulties in managing this growth and building the appropriate processes and controls. Continued growth (including our planned expansion in Ft. Wayne, international expansion, and growth associated with new product introduction and successful marketing campaign) may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

We must effectively integrate, develop and motivate a large number of new employees in various locations around the country and in South Africa, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments in research and development, marketing and sales, our general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we may need to improve and will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock can make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture may increase our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

As we grow our business, slower growing or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or market could harm our business. We expect to make significant investments in research and development and sales and marketing, expand our operations and infrastructure, design and develop or acquire new products, and enhance our existing products. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our margins and profitability may decline in future periods.

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and customer service could suffer, which could negatively affect our brand, operating results and overall business. We have made changes in the past, and will make changes in the future, to our features, products and services that our customers or potential customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or services, or charge for certain features, products or services that are currently free or increase fees for any of our features, products or services. If customers or potential customers are unhappy with these changes, they may decrease or end their engagement on our website, or reduce or stop purchasing our products or services. In addition, they may choose to take other types of action against us such as organizing boycotts or protests focused on our company, our products or any of our services, or filing lawsuits against us. Any of these actions could negatively impact our customer growth, engagement and our brand, which would harm our business. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our information technology infrastructure to maintain and improve ease of use, access by consumers, and information security;

•

enhancing information and communication systems to ensure that our employees and offices are well-coordinated and can effectively communicate with each other and our growing base of retail customers, vendors, and suppliers;

•	enhancing our internal controls to ensure the security of our data and timely and accurate reporting of all of our operations; and

•	appropriately documenting our information technology systems and our business and control processes.

Continuing systems enhancements and improvements are likely to require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements in a timely manner or effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired.

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

Although we do sell certain other products (such as our 40mm product line) and we expect to introduce new products, including products being developed and products acquired in connection with the acquisition of Mission Less Lethal assets in May 2021, our revenue has been derived mainly from the sale of the Byrna HD and its successor, the Byrna SD. The sale of such personal security devices is influenced by a variety of economic, social, and political factors, including without limitation the level of confidence of consumers in our products and in the security and reliability of online shopping and e-commerce on which we significantly rely, which may result in volatile sales. Sales of the Byrna HD and Byrna SD, including their ammunition and accessories, represented 95% of our total revenue for the year ended November 30, 2021. There can be no assurances of continued demand for the Byrna SD, and any change in the factors that impact demand and sales that are likely to materially and adversely affect our prospects.

Sale of our personal security devices and kits depends on the continued availability of our ammunition, some of which is dependent on sole source suppliers.

Our introductory product is purchased most often as a “kit” including the Byrna SD launcher and samples of our various projectiles. Unavailability of projectiles could delay shipment of kits and materially and adversely affect our operations. Moreover, our “razor/razor blade model” which anticipates future orders of ammunition from the owners of our personal security devices could be materially impacted by the unavailability of projectiles. See "We are dependent on our relationships with key third-party suppliers for our business" below. We have experienced actual and threatened shortages of our projectiles and third-party products due to pandemic related factors that affected our suppliers as well as competition and other business specific considerations.  Such situations may require a quick pivot on our packaging or bundling of products, marketing or product mix or, even legal action.  There are human capital and monetary costs associated with such adaptations, and there is no guarantee that we will be able to successfully meet such challenges in the future or that they will not materially increase costs of production or operations and negatively impact our financial results.

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

We rely on certain third-party suppliers for our business, including sole source suppliers. Sole source suppliers account for approximately 10-15% of the components in our Byrna SD as well as certain accessories. Our future operating results depend upon our ability to obtain timely delivery of a sufficient amount and a reliable quality of all components on commercially reasonable terms. Failure of a supplier’s business or consolidation within the industry could further limit our ability to purchase key components at all (in the case of sole source suppliers) or in sufficient quantities and on commercially reasonable terms. Demands of competitors, including those with larger operations and stronger bargaining power or those or willing to pay a higher price or to accept lower standards, could also limit our ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis has occurred due to industry shortages of certain raw materials or for reasons related to the COVID-19 pandemic, and could occur in the future for similar or other reasons. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our liquidity and revenues.

We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.

The Byrna SD contains over 80 parts and we rely on third-party suppliers to deliver parts and materials that comply with our specifications. While we test 100% of our finished products, we do not test 100% of the components and materials they contain. We use randomized statistical inspection for components and materials and these protocols, while we believe them to be reliable, have inherent limitations and may miss parts that do not meet specifications. If those parts pass our completed launcher testing but subsequently cause failures of the products in which they are installed, we may need to undertake product recalls or implement protocols for improved performance or safety, which could negatively impact our reputation and business. Moreover, if any such part failure resulted in a physical injury, it could also subject us to the risks of potential product liability actions and, if our stock price were impacted, security class actions.

Higher costs or unavailability of components, freight, materials and accessories, including ammunition, could adversely affect our financial results.

Delays in delivery caused by industry allocations, material shortages (such as plastic or resins), or obsolescence have occurred in recent years, including as a result of the COVID-19 pandemic, may continue and could occur in the future (due to the COVID-19 pandemic or other reasons). Such delays may take weeks or months to resolve and may result in increased costs as well as production and product fulfillment delays. In addition, in some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could injure our reputation.

Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; port closures; theft in transit; permit or customs clearance issues; increased government regulation or changes for imports of foreign products into the United States; delays created by terrorist attacks or threats, public health issues (including new pandemics and epidemics, emergence of more virulent or contagious variants of COVID-19), national disasters or work stoppages; climate change related effects on the availability of raw materials, the operations of our suppliers, or on transportation systems or routes, and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. Additional compliance with existing or new regulations related to climate change could increase production costs of our suppliers and indirectly lead to increased cost to us of components, materials, or accessories. International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations. Significantly, the COVID-19 pandemic has, and may continue to, adversely impact our costs and product delivery timing and the availability and favorable pricing of materials used in our products. In addition, due to rapidly increasing demand for our products, we have faced significant challenges, including production backlogs and resulting customer complaints. All of the forgoing could negatively impact our financial results.

If we are unable to successfully design and develop or acquire new and appealing products, our business may be harmed.

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

Our business could be harmed if we are unable to accurately forecast consumer preferences and retail trends that affect demand for our products.

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

We rely on third parties to ship, transport, and provide logistics for our products and components. Our dependence on a limited number of third parties for these services leaves us particularly vulnerable due to our need to secure these parties’ services on favorable terms. Loss of, or an adverse effect on, any of these relationships or failure of any of these third parties to perform as expected could have a material and adverse effect on our operations, sales, revenue, margins, liquidity, reputation and financial and operating results

We are dependent on our relationships with third parties for assistance in the preparation of our financial statements, which allow us to meet our financial reporting obligations.

We utilize third-party consultants to assist management in the preparation of our financial statements. Our ability to meet our future financial reporting obligations will continue to depend in part on such services provided by these third parties. Changes in such third-party relationships, personnel, or capacity may impact our ability to timely file our financial statements, which could impact our ability to maintain our listings on the Nasdaq Capital Market. Failure to maintain such listings could materially adversely affect our ability to raise capital. We have encountered challenges meeting reporting timelines in the past, and we may experience additional challenges in the future.

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

We rely upon business relationships for the manufacturing and distribution of certain products. Our business depends upon our ability to manufacture and sell our products to our customers. We currently do not have the capabilities to manufacture some of our products and product components on our own and are required to enter into agreements with third parties of such services. Additionally, due to the introduction of the Byrna HD in the fiscal year ended November 30, 2019, we only began recently to establish a sales team for our product and utilize third-party manufacturer’s representatives and a third-party e-commerce shopping platform to facilitate sales most sales of such product. We also rely upon third parties for materials and components, as well as shipping, certain marketing and sales-related services. There can be no assurance that such business relationships can be maintained, will be extended or renewed, or will achieve their goals. If we are unable to enter into business relationships for distribution and sales or if any of our current business relationships are terminated or fail to achieve their goals, our business, operating results and financial condition will be materially adversely affected.

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

Our information technology systems, including third-party run e-commerce and payment service systems, may be subject to cyber-attacks, security breaches or computer hacking including a ransomware attack encrypting corporate information technology equipment, a directed attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach, and the costs to eliminate, mitigate or address the threats and vulnerabilities before or after a cyber-incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of operations and loss of existing or potential suppliers or customers. In addition, breaches of our information technology systems or security measures (including those of our third-party partners) and the unauthorized dissemination of sensitive personal, proprietary or confidential information about our business, our business partners, customers or other third parties could expose us to significant potential liability and reputational harm, materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences. Moreover, any such breach or attack could result in litigation against us by customers or other third parties whose data is compromised by any such attack.

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

Expansion of sales of our product to schools, law enforcement and other governmental or quasi-governmental entities may require expenditure of resources and lengthen our sale cycle.

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

Federal and state legislatures frequently consider legislation relating to the regulation of CO2 fired launchers. If such legislation develops, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products. Conversely, new legislation could increase the demand for non-lethal weapons like the Byrna SD beyond our current forecasts and strain or exceed production capability, which could harm our reputation and adversely impact our business.

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

The manufacture, sale, purchase, possession and use of weapons (including CO2 powered launchers and chemical irritant devices), ammunitions, firearms, and explosives are subject to federal, state, local, and foreign laws. If such regulation becomes more expansive in the future, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. The Byrna SD is a relatively new product that may be subject to certain law and regulations, including those related to CO2 powered launchers, “pepper spray” or “tear gas” devices, and future legislation or regulation. New legislation, regulations, or changes to or new interpretations of existing regulation could impact our ability to manufacture or sell the Byrna SD and our projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

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

While we believe that our products and intellectual property do not infringe upon the proprietary rights of third parties and undertake efforts to design around existing third-party patents or designs that we are aware of, a substantial portion of our commercial success depends upon us not infringing the intellectual property rights of others. We may become subject to claims by third parties that our technology infringes their intellectual property rights. Although all reasonable efforts are made to avoid third-party patents, there is no assurance that, were a lawsuit to be brought by a third party, we would prevail. We may also become subject to these claims through indemnities that we provide to manufacturer’s representatives, distributors, dealers, retail partners, and certain service providers and consultants.

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

Our common stock is currently listed on the Nasdaq Capital Market. The Nasdaq Capital Market requires listed companies to meet certain listing criteria including total number of stockholders, Board of Directors independence, minimum stock price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. If for any reason our common stock does not maintain eligibility for listing on the Nasdaq Capital Market, we may list our common stock elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for purchasers.

The market price for our common stock has been and may continue to be volatile in response to factors including the following:

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

Exercise of options or vesting of restricted stock units may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise of some or all of our outstanding options and the vesting of restricted stock units, could result in significant dilution in the percentage ownership interest of our existing stockholders and in a significant dilution of voting rights and earnings per share.

Our Management’s Report on Internal Controls found our internal controls as of November 30, 2021 not to be effective, there may continue to be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

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

If our analyst coverage decreases or results in negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. We have attracted limited research coverage to date. If coverage of our stock continues to be limited or declines, trading volume may not increase materially which could cause stock price or trading value to decline. Further, if analysts publish information about our common stock who have had relatively little experience with us or our industry, this may affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain additional securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease to regularly cover us or fail to publish reports, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

Our Certificate of Incorporation, as amended, Bylaws, as amended, and Delaware law contain certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of common stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of common stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our Certificate of Incorporation, as amended, also may authorize our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our Certificate of Incorporation, as amended, authorizes our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and impede the ability of the stockholders to replace management.

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

Our Bylaws, as amended, provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Corporation; (b) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Corporation to the Corporation or the Corporation’s stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or Bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine.

In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint against us asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or multiple jurisdictions, which could result in expensive and protracted litigation with potentially conflicting outcomes that could exhaust our insurance coverage leaving us exposed to substantial legal expenses and judgments, or otherwise harm our business, results of operations, and financial condition.

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

General Risk Factors

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

Our business depends on our ability to prevent or mitigate the effects of commercial crime including theft by employees, forgery and electronic crime.

Our internal protocols and controls cannot prevent all instances of theft, forgery, electronic crime or other criminal activity by dishonest employees or external fraudsters. Our money, securities and other property may be vulnerable to theft, damage, and manipulation both on our premises and in transit through a variety of criminal acts including forgery of authorized signatures on business checks, fraudulent manipulation of our computer systems, those of our third-party partners (including e-commerce and payment service systems), or those of third-party financial institution. Such activities could include an employee or hacker transferring unauthorized funds to an outside account, fraudulent electronic funds transfer instructions sent to our bank, receipt of counterfeit currency, social engineering fraud, or mismanagement or theft by persons handling funds of our qualified employee benefit plan. While we have limited coverage against forgery and employee dishonesty under our general liability policy and persons handling funds for our qualified employee benefit plan will be bonded, we do not currently have a comprehensive commercial crime insurance policy to provide broad protection from financial losses related to business-related crime. Moreover, insofar as we have limited coverage in our general insurance policy, deductibles may apply separately to related losses, a single limit may apply to a series of related losses, such coverage is likely to be inadequate to cover a material theft of this nature, particularly if a series of acts occurs over time prior to being discovered, and such coverage may not cover or be inadequate to cover certain types of losses including such indirect or consequential losses as investigative expense coverage, business interruption, loss of potential income, and legal fees, fines and penalties.

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

In particular, the COVID-19 pandemic restrictions intended to prevent and mitigate its spread, challenges related to vaccination rollout and new variants of the virus have impacted, and may continue to (and the future outbreak of other highly infectious or contagious diseases likely would), significantly and negatively impact our business, for reasons including without limitation: the shut-down of production facilities and distribution facilities as a result of government restrictions, illness and special cleaning; slow-down in production and increased costs due to COVID-19-related health and safety protocols; limited availability of plastic and other components of our products which cause price pressures as well as impair our ability to meet production demand; and shipping challenges. After March 2020, many of our employees worked remotely for an extended period of time and some continue to do so. Additional extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Remote work conditions, including challenges in coordinating with third parties and lack of access to certain records and documents, have caused administrative issues and contributed to our inability in some cases to timely file certain reports required by the SEC. Moreover, the COVID-19 pandemic has had and is expected to continue to have a significant negative impact on general economic conditions, which could adversely impact the sales of our products. All of the forgoing may adversely impact our financial results.

In addition to the impacts the COVID-19 pandemic has had and may continue to have on our operations and administrative functions and those of our third-party suppliers and manufacturers, the demands the pandemic is placing on government agencies, law enforcement and potentially military organizations may impact the ability of customers and potential customers to purchase our 40mm products, products of the Mission Less Lethal brand acquired from Kore Outdoor (U.S.), Inc., or future products directed at those sectors. Similarly, the overall economic downturn, loss of jobs, loss of savings, and loss of disposable income and liquidity on the part of consumers could adversely affect the market for our Byrna SD and other consumer directed products we may introduce. Moreover, policies instituted to reduce the transmission of COVID-19 may impact or interrupt components and products moving through our supply chain. If facilities close or produce low volume due to the COVID-19 pandemic, we may have difficulty sourcing products to sell in the future and may incur additional costs and lost revenue. The global supply chain disruption and shortage of certain materials that has resulted from the global COVID-19 pandemic has impacted our research and development program and its prolonged continuation or escalation is likely to delay the timeline for our planned introduction of new products.  Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Nasdaq Capital Market listing standards and other applicable securities laws, rules, and regulations. Our recent required compliance with these laws, rules, and regulations since our listing on the Nasdaq Capital Market on May 5, 2021 increased our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and our internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and our internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses. Further, because we previously were listed on the Canadian Stock Exchange, we remain subject to the continuing disclosure rules of the Ontario Securities Commission (“OSC”), which requires us to make somewhat duplicative filings related to certain matters on SEDAR and SEDI and pay annual fees in certain Canadian jurisdictions until such time as the OSC releases us from those obligations.  These requirements are costly, and increase demand on our management, systems and resources.

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

Our business could be harmed if we are unable to accurately forecast our results of operations.

We may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products for which we have no or limited historical data. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Our lack of historical data related to new products makes it particularly difficult to make forecasts related to such products. The lead times and reliability of our suppliers has been inconsistent as a result of the COVID-19 pandemic and may be affected by global events in the future. These effects are expected to last through the remainder of the pandemic. Pandemic related variances require a very quick pivot and adjustments to the supply chain, production and marketing. If we are unable to make these changes quickly or at all our inventory, production and sales may be materially affected.

Failure to accurately forecast our results of operations and growth rate could cause us to make operating decisions that we may not be able to correct in a timely manner. Consequently, actual results could be materially different than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all.

Climate change and associated changes to laws and regulations may increase or operating costs and adversely affect our business and financial results

Climate change has been identified as resulting in an increase in average temperatures in key places we operate, including in Indiana, Las Vegas and South Africa.  Projected increases in temperature in these locations may impact us in a number of ways including increasing the costs of maintaining comfortable working environments, increasing the risk of fires, increasing the risk of illness and absence as well as turnover, and a corresponding risk of severe storm weather that could lead to flooding and damage to our facilities or the homes and commuting routes of our employees.  Climate change is also resulting in extreme rainfall variability and droughts in areas in South Africa which may impact the availability of clean water, cause erosion of transportation routes and effect the health of our employees, each of which could have negative impacts on our operations and could require capital investments to protect their health and maintain safe working conditions. Our Nevada facility is located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we may in the future.

In addition to the specific threat climate change may pose to our operations around the country and abroad, rising temperatures and sea levels, along with increased incidence of extreme weather events, pose a threat to the global economy and may affect our business operations in both directly and indirectly. Increased flooding and fires may interfere with transportation routes and indirectly increase our costs. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Our energy and transportation costs also may rise and negatively impact our operating costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

The availability and costs of materials, components, and operating and freight costs of our suppliers and suppliers of third-party manufactured products may be similarly impacted by climate change.  Our suppliers may pass down such increased costs by raising the price of goods. Further, while we do not anticipate our production facilities being directly affected by existing and future climate change laws, it is impossible to predict whether future laws may negatively impact our operations and we do anticipate them affecting the operations of suppliers of certain of our components and raw materials.  The costs of compliance with such future regulation could materially impact the prices charged by certain of our suppliers and even whether they stay in business.  Consequential increases in costs of components or materials or reduction of suppliers could materially impact our business and cost of operations.

Matters relating to the employment market and prevailing wage standards may adversely affect our business.

Our ability to meet our labor needs on a cost-effective basis is subject to numerous external factors, including the availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, health and other insurance costs and changes in employment and labor laws. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce and customer service. To the extent such increases are not offset by price increases, our profit margins may decrease as a result. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Further, we rely on the ability to attract and retain labor on a cost-effective basis. The availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout the COVID-19 pandemic. Our ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors, including the ability to protect staff during the COVID-19 pandemic. We may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, our profit margins may decline as a result.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 100 Burtt Road, Suite 115, Andover, MA. We also have a manufacturing and distribution center located at 5020 Industrial Rd, Fort Wayne, IN. We have a warehouse distribution center in Melbourne, FL. We also have properties located in Pretoria, South Africa where we manufacture some of our products, and Las Vegas, Nevada which houses a sales and marketing center. All of our properties are leased.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the United States on the Nasdaq Capital Market under symbol "BYRN" (since May 5, 2021, prior to which date our common stock was listed for quotation on the OTCQB marketplace operated by OTC Markets Group Inc.) and in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “BYRN.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by the stockholders. All shares of common stock rank equally as to voting and all other matters.

Holders

On February 1, 2022, there were 74 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements which are included in Item 8 of this report.  In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this report. Some of the numbers included herein have been rounded for the convenience of presentation.

OVERVIEW

Byrna Technologies is a designer, manufacturer, retailer and distributor of innovative technological solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe, and our core mission is to empower individuals to safely and fully engage in life and adventure. Our design team’s directive is to build easy-to-use self-defense tools to enhance the safety of our customers and their loved ones at home and outdoors. We are also focused on developing tools that can be used instead of firearms by professional law enforcement and private security customers to reduce shootings and facilitate trust between police and the communities they seek to serve. Our strategy is to establish Byrna® as a consumer lifestyle brand associated with the confidence people can achieve by knowing they can protect themselves, their loved ones and those around them. We believe we have a significant opportunity to leverage the Byrna brand to expand our product line, broaden our user base and generate increasing sales from new and existing customers.

A number of events during the year ended November 30, 2021 impacted our results of operations. These included the exercise of all remaining outstanding warrants from our 2018 and 2019 private placements of convertible debt, the conversion of all outstanding Preferred Series A Stock for common stock, the acquisition of certain assets of the Mission Less Lethal brand from Kore Outdoor, the acquisition of Ballistipax®, our listing on the Nasdaq Capital Market and subsequent decision to delist from the Canadian Securities Exchange, the completion of a public offering of 2,875,000 shares of common stock, the introduction of a number of new products, new marketing endeavors, expanded awareness of our products and expanded sales volume, expansion of our brick and mortar outlets, and the onboarding of new talent at the Company’s highest management level. The impact of these events and associated expenses are highlighted below.

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

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade, particularly given the fear caused by the recent COVID-19 pandemic. The less lethal market has been projected to approach $12 billion per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023)). We plan to respond to this demand for less-lethal products through the serial production and distribution of the Byrna SD and expansion of the Byrna product line.

RESULTS OF OPERATIONS

Results for the fiscal year ended November 30, 2021 demonstrate a continuing trend of rapid sales growth due to increasing demand for our Byrna SD personal security device and to growth of the production capacity and administrative and control structures necessary to supply that demand. Revenues of $42.2 million are significantly higher than in any past year. Most of the growth in revenue continues to be in high margin direct sales through our website. The increasing excess of revenue over fixed production costs drove improvement in our gross margin, which was 54.3% of net revenue for fiscal year 2021.

The COVID-19 pandemic continues to negatively affect efficiency in our production facilities and in some of our global supply lines. While the situation improved during the second half of the fiscal year in our U.S. manufacturing and corporate office facilities where there was no disruption of production or distribution and employees were not required to work remotely, increases in global shipping costs negatively impacted our gross margin, particularly in the fourth quarter.

Higher sales volumes, our efforts to increase brand awareness and accessibility, and introduction of new products and accessories, drove up certain variable operating expenses such as the cost of shipping product to customers and credit card sale transactions fees. Meanwhile the structural growth required to manage a larger company with higher sales volumes has required an increase in structural operating expenses such as payroll, insurance and marketing expenses. We also incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

Year ended November 30, 2021, as compared to year ended November 30, 2020:

The following table summarizes the results of our operations for the years ended November 30, 2021 and 2020:

	Years Ended November 30,
	2021	2020	Change
Net revenue	$42,160	$16,566	$25,594
Cost of goods sold	(19,270)	(9,058)	(10,212)
Gross profit	22,890	7,508	15,382
Operating expenses	26,181	11,817	14,364
LOSS FROM OPERATIONS	(3,291)	(4,309)	1,018
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(210)	(91)	(119)
Accretion of debt discounts	—	(755)	755
Interest expense	(34)	(233)	199
Loss on extinguishment of debt	—	(6,027)	6,027
Warrant inducement expense	—	(845)	845
Forgiveness of Paycheck Protection Program loan	190	—	190
Other expense	(98)	—	(98)
LOSS BEFORE INCOME TAXES	(3,443)	(12,260)	8,817
Income tax (benefit) provision	(160)	293	(453)
NET LOSS	$(3,283)	$(12,553)	$9,270

Revenue

Revenues were $42.2 million for the year ended November 30, 2021, a significant increase compared to the prior year period revenues of $16.6 million. This increase was primarily due to a growing market awareness of the Byrna HD product and its successor, the Byrna SD, and the introduction of new launcher products as well as new accessory and ammunition products. Revenue increased across all sales channels. E-commerce direct-to-customer sales in fiscal year 2021 were $32.6 million compared to $13.6 million in the prior fiscal year. Toward the end of the third quarter of fiscal year 2021, the Company began selling on the Amazon platform, resulting in revenues through that channel of $0.9 million for fiscal year 2021 compared to $0 in fiscal year 2020. Revenue from sales to other U.S. domestic customers, including dealers, distributors, private security and law enforcement, was $6.0 million and international sales revenue was $3.5 million for the year ended November 30, 2021, compared to $1.9 million and $1.1 million, respectively, in the prior fiscal year.

Cost of Goods Sold

Cost of goods sold was $19.3 million in the fiscal year ended November 30, 2021 compared to $9.1 million in the fiscal year ended November 30, 2020. This $10.2 million increase is primarily due to the increase in sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $22.9 million for the fiscal year ended November 30, 2021, a gross profit margin of 54.3%. Gross profit in the prior fiscal year ended November 30, 2020 was $7.5 million with a gross profit margin of 45.3%. The improvement in gross margin profitability is primarily due to increased production efficiency and the improved ratio of sales volume to fixed overhead costs. Introduction of new, higher margin products also contributed to the improvement in gross profit margin.

Operating Expenses / Loss from Operations

Operating expenses were $26.2 million in the fiscal year ended November 30, 2021, as compared to operating expenses in the prior fiscal year of $11.8 million. This increase is primarily due to the growth of the Company during fiscal year 2021. Growth in sales volumes resulted in higher variable expenses such as freight out, which increased from $0.9 million for the fiscal year ended November 30, 2020 to $1.8 million for the fiscal year ended November 30, 2021 and bank fees which are primarily transaction fees on customers' credit card orders and which grew from $0.5 million for the fiscal year ended November 30, 2020 to $1.0 million for the fiscal year ended November 30, 2021.

During fiscal year 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which totaled $2.9 million for fiscal year 2021 as compared to $1.0 million in fiscal year 2020.

The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs were $10.6 million, including $0.4 million of severance expense, and stock compensation costs were $3.2 million, including $0.9 million of severance expense, for the year ended November 30, 2021, compared to $5.3 million of payroll related costs and $1.3 million of stock compensation costs for the year ended November 30, 2020, in which there was no serverance expense. Insurance expense increased from $0.2 million in the fiscal year ended November 30, 2020 to $1.3 million for the fiscal year ended November 30, 2021, the cost increase being driven primarily by requirements for increased coverage and higher premium costs for directors and officers and general product liability policies. Attorneys' fees together with various regulatory and filing fees associated with being a publicly traded company increased by $1.1 million from $0.6 million in fiscal year 2020 to $1.7 million in fiscal year 2021 while other professional fees, including accounting, auditing, and general consulting fees increased by $0.3 million from $0.8 million in fiscal year 2020 to $1.1 million in fiscal year 2021. The cost of office facilities and office expenses increased from $0.8 million in fiscal year 2020 to $1.3 million in fiscal year 2021.

The increase in operating expenses resulted in a loss from operations of $3.3 million in the fiscal year ended November 30, 2021 as compared to a loss from operations of $4.3 million in the fiscal year ended November 30, 2020.

Accretion of Debt Discounts

Accretion of debt discounts decreased by approximately $0.8 million in the fiscal year ended November 30, 2021 to $0 from $0.8 million in the fiscal year ended November 30, 2020. The 2020 charge resulted from the April 8, 2020 exchange of an aggregate of approximately $6.95 million outstanding convertible notes payable, representing principal and accrued interest through April 7, 2020, for 1,391 shares of Series A Convertible Preferred Stock. We no longer have any outstanding convertible notes payable. See Note 14, “Convertible Notes Payable,” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

Interest Expense

Interest expense for the fiscal year ended November 30, 2021 was $0.01 million. This represents expense and amortization of debt issuance cost for the asset-based line of credit, net of interest income on cash balances. Interest expense for the year ended November 30, 2020 was $0.2 million and was related to the interest accrued on convertible notes payable. We no longer have any outstanding convertible notes payable.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $6.0 million for the year ended November 30, 2020 and relates to the April 8, 2020 exchange of convertible notes payable for preferred stock. See Note 13, “Convertible Notes Payable” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

Forgiveness of Paycheck Protection Program Loan

Income on extinguishment of debt was $0.2 million for the year ended November 30, 2021 and relates to the forgiveness of the $0.2 million of funding under the Paycheck Protection Program (“PPP”).

Warrant Inducement Expense

Warrant inducement expense was $0 million and $0.8 during the fiscal years ended November 30, 2021 and 2020, respectively, and relates to the difference in fair value of warrants exercised at the reduced price of $0.16 per warrant as compared to the $0.25 contractual exercise price. See Note 14, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

Other Expense

Other expenses in the year ended November 30, 2021 includes a loss on disposal of fixed assets of $0.07 million, and other financing costs of $0.01 million. These costs were all $0 in the year ended November 30, 2020.

Income Tax (Benefit) Provision

Our effective income tax rate was 4.60% and (2.39)% for the fiscal years ended November 30, 2021 and 2020, respectively. Our income tax benefit was $0.2 million for the fiscal year ended November 30, 2021. Our income tax provision was $0.3 million for the fiscal year ended November 30, 2020. Our tax rate differs from the statutory rate of 21.0% due to the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the past period, and other effects.

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

Adjusted EBITDA

Adjusted EBITDA is defined as comprehensive (loss) income as reported in our consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest (income) expense; (iv) stock-based compensation expense; ; (v) severance expense; (vi) accretion of debt discounts; (vii) loss on extinguishment of debt; (viii) warrant inducement expense; (ix) other income (forgiveness of PPP loan); and (x) other financing costs. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). The adjustment for other income (forgiveness of PPP loan) was not included in our Adjusted EBITDA metric for the year ended November 30, 2020 because it was not applicable to such period. We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to comprehensive (loss) income the most directly comparable GAAP measure, is as follows (in thousands):

	For the Years Ended
	November 30,
	2021	2020
Comprehensive loss	$(3,327)	$(12,487)

Adjustments:
Interest expense	34	233
Income tax (benefit) provision	(160)	293
Depreciation and amortization	487	242
Non-GAAP EBITDA	(2,966)	(11,719)

Stock-based compensation expense	3,150	1,252

Severance expense	1,300	—
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other income: forgiveness of PPP loan	(190)	—
Other financing costs	14	—
Non-GAAP adjusted EBITDA	$1,308	$(2,840)

Non-GAAP net loss and non-GAAP comprehensive loss per share

Non-GAAP comprehensive (loss) income is defined as comprehensive (loss) income as reported in our consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) stock-based compensation expense; (ii) severance expense (iii) accretion of debt discounts; (iv) loss on extinguishment of debt; and (v) warrant inducement expense. (vi) other income (forgiveness of PPP loan); and (vii) other financing costs. Our non-GAAP net income (loss) measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP net income (loss) per share by dividing non-GAAP net income (loss) by the average basic or diluted shares outstanding for the period. Reconciliation of Non-GAAP comprehensive (loss) income to comprehensive (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Years Ended
	November 30,
	2021	2020
Comprehensive loss	$(3,327)	$(12,487)

Adjustments:
Stock-based compensation expense	3,150	1,252

Severance expense	1,300	—
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement expense	—	845
Other income	(190)	—
Other financing costs	14	—
NON-GAAP NET INCOME (LOSS)	947	(3,608)
Preferred stock dividends	(1,043)	—
Non-GAAP net loss available to common shareholders	$(96)	$(3,608)

Non-GAAP net loss per share — basic and diluted	$(0.00)	$(0.28)
Weighted-average number of common shares outstanding during the year – basic and diluted	19,610,039	12,678,747

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and restricted cash as of November 30, 2021 was approximately $56.4 million, an increase of approximately $46.7 million from the balance as of November 30, 2020 of $9.7 million. Approximately $0.1 million of the cash on hand on November 30, 2021 was restricted in the form of a short term letter of credit security deposit on a leased office space. Approximately $6.4 million of the cash on hand as of November 30, 2020 was restricted due to holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards. These funds were released during fiscal year 2021 as the orders were fulfilled.

Cash used in operating activities was $4.4 million for the fiscal year ended November 30, 2021, compared to $2.5 million cash provided by operating activities for the fiscal year ended November 30, 2020. The reduction was primarily due to increases in net working capital balances, net of acquisitions, of $4.9 million, driven by the growth of the Company, during the year ended November 30, 2020. In comparison, net working capital balances decreased by $4.7 million in the fiscal year ended November 30, 2020.

During the fiscal year ended November 30, 2021, $5.9 million was used for investing activities, including $0.1 million for the purchase of patent rights, $4.0 million paid for acquisitions and $1.7 million to purchase property and equipment. In comparison, $2.0 million was used for investing activities during the fiscal year ended November 30, 2020, including $0.1 million for the purchase of patent rights, $0.5 million paid for an acquisition and $1.4 million to purchase property and equipment.

Cash flows from financing activities provided $57.2 million during the fiscal year ended November 30, 2021, including $55.9 million from the sale of common stock net of underwriting discounts and offering costs and $1.4 million in proceeds from the exercise of warrants and stock options. In comparison, financing activities provided $7.8 million during the fiscal year ended November 30, 2021, including $7.2 million in proceeds from the exercise of warrants and stock options, $0.5 million in proceeds from Roboro sellers of common stock and $0.2 million proceeds from a Paycheck Protection loan less $0.1 million repayment of notes payable.

In addition to cash, the Company has an available $5.0 million revolving line of credit and an available $1.5 million equipment financing line of credit with a bank. As of November 30, 2021, there was no outstanding balance on the revolving line of credit and the Company had not drawn on the nonrevolving equipment line of credit. See Note 12, "Lines of Credit", in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

Leases

As of November 30, 2021, we reported current and long-term operating lease liabilities of $0.5 million and $0.6 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements if the contract the location covers is terminated by our customer. See Note 18, “Leases”, in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion

We believe that existing cash and cash expected to be provided by future operating activities, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 18 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of November 30, 2021 and 2020.

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

The Company also has a 60-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 60 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 60-day money back guarantee for the year ended November 30, 2021 were $0.2 million. Returns under the 60-day money back guarantee during the year ended November 30, 2020 were immaterial.

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

The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2021 and 2020, the Company has not recorded any uncertain tax positions in our financial statements.

The Company recognizes interest and penalties related to unrecognized income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2021 and 2020, no accrued interest or penalties related to unrecognized income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2018, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

On March 27, 2020, former President Trump signed into law the $2 trillion bipartisan Coronavirus Aid Relief and Economic Security (“CARES”) Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

Business Combination

Assets and liabilities acquired in a business combinations are accounted for at fair value. The Company records the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. The excess, if any, of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. If the fair value of the assets and liabilities acquired exceed the fair value of the purchase consideration, negative goodwill is recognized in the statement of operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill resulting from a business combination is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit. If the Company concludes, based on the qualitative assessment, that the carrying value of a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated by the Company based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole.  At August 31, 2021, the Company determined that there was no impairment of goodwill.

Asset Acquisition

Acquisitions of the assets of a business are accounted for at cost based on their allocated fair value. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Goodwill is not recognized in accounting for an asset acquisition. Acquisition related expenses are capitalized as part of the cost and allocated with the purchase consideration.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options, restricted stock units, and incentive warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock -based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Consolidated Statements of Operations and Comprehensive Loss based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Forfeitures are accounted for as they occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Reference is made to Pages F-1 through F-32 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of November 30, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting. Based on this evaluation we concluded that a material weakness in internal control existed as of November 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness noted is that the Company did not design and maintain effective controls over user access within the Company’s enterprise resources planning (“ERP”) system, SAP Business One, to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, certain users were deemed to have excessive access rights within the ERP system. Therefore, a material weakness in the design and operating effectiveness of the internal controls over information technology exists.  As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2021.

Remediation Plan

We plan to modify the designated SAP Business One access rights for each employee for which a conflict has been identified to remove any responsibilities deemed to be excessive or otherwise inappropriate for the employee’s job function.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the CEO and CFO, has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended November 30, 2021. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-32

(2) Financial Statements Schedules

None.

BYRNA TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2021 AND 2020

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Byrna Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Byrna Technologies Inc. (the “Company”) as of November 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 4 and 6 to the financial statements, the Company generated a significant increase in revenue from a number of distribution channels, both domestically and internationally.  Revenue for the year ended November 30, 2021 was $42.2 million. Revenue is recognized when the risk of loss is transferred to the customer. Due to the significant increase in revenue from the prior year, and the distribution channels used, that risk might occur at different times, depending on the distribution channel or the location where the product is being shipped from, and might result in possible returns and accrued warranty.

We identified revenue recognition as a critical audit matter due to the risk of material misstatement and the management judgement involved in the process around when risk of loss is transferred to the customer.   Auditing the Company’s revenue recognition was complex, including the identification and determination of sales terms and the timing of revenue recognition. This in turn led to a high degree of auditor judgement  and significant audit effort in applying procedures related to those transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding, evaluated the design and implementation of the Company’s process and controls, and assessed whether the process and controls enable the Company to identify and determine the timing of revenue recognition.  Our audit procedures to test timing of revenue recognition included, among others, reading the executed contract and purchase order to understand the contract, identifying the timing of revenue recognition for a sample of individual sales transactions, and determining if such transactions were recorded in the appropriate period.  We evaluated the accuracy of the Company’s summary documentation, specifically related to the identification and determination of the timing of revenue recognition.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

New York, New York

February 11, 2022

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	November 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56, 308	$3,175
Restricted cash	92	6,389
Accounts receivable, net	1,658	834
Inventory, net	6,613	4,817
Prepaid expenses and other current assets	1,490	1,391
Total current assets	66,161	16,606

Patent rights, net	3,668	811
Deposits for equipment	1,293	619
Right-of-use-asset, net	1,086	1,200
Property and equipment, net	1,972	1,220
Goodwill	816	651
Restricted cash	—	92
Other assets	318	17
TOTAL ASSETS	$75,314	$21,216
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,996	$6,629
Operating lease liabilities, current	463	257
Deferred revenue	720	4,843
Notes payable, current	—	76
Total current liabilities	8,179	11,805

Notes payable, non-current	—	115
Deferred revenue, non-current	405	59
Operating lease liabilities, non-current	632	828
Total Liabilities	9,216	12,807

COMMITMENTS AND CONTINGENCIES (NOTE 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 0 and 1,391 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 23,754,096 and 14,852,023 shares issued and outstanding, respectively	23	15
Additional paid-in capital	119,589	58,581
Accumulated deficit	(53,498)	(50,215)
Accumulated other comprehensive (loss) income	(16)	28

Total Stockholders’ Equity	66,098	8,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,314	$21,216

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

	Years Ended November 30,
	2021	2020
Net revenue	$42,160	$16,566
Cost of goods sold	(19,270)	(9,058)
Gross profit	22,890	7,508
Operating expenses	26,181	11,817
LOSS FROM OPERATIONS	(3,291)	(4,309)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(210)	(91)
Accretion of debt discounts	—	(755)
Interest expense	(34)	(233)
Loss on extinguishment of debt	—	(6,027)
Warrant inducement expense	—	(845)
Forgiveness of Paycheck Protection Program loan	190	—
Other expense	(98)	—
LOSS BEFORE INCOME TAXES	(3,443)	(12,260)
Income tax (benefit) provision	(160)	293
NET LOSS	$(3,283)	$(12,553)

Dividends on preferred stock	1,043	—
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,326)	$(12,553)

Foreign exchange translation adjustment	(44)	66
COMPREHENSIVE LOSS	(3,327)	(12,487)

Net loss per share – basic and diluted	$(0.22)	$(0.98)
Weighted-average number of common shares outstanding during the year – basic and diluted	19,610,039	12,678,747

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,283)	$(12,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,150	1,252
Forgiveness of Paycheck Protection Program loan	(190)	—
Accretion of debt discounts	—	755
Loss on extinguishment of debt	—	6,027
Warrant inducement	—	845
Inventory provision	—	554
Issuance of common shares for services	—	430
Issuance of warrants for payment of accrued interest	—	125
Amortization of debt issuance costs	23	—
Operating lease costs	230	139
Depreciation and amortization	487	242
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(336)	(433)
Deferred revenue	(3,777)	4,891
Inventory	(1,445)	(4,491)
Prepaid expenses and other current asserts	154	(1,023)
Other assets	(209)	(17)
Accounts payable and accrued liabilities	870	6,046
Operating lease liabilities	(111)	(251)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,437)	2,538

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of patent rights	(138)	(80)
Cash paid for acquisitions, net of cash acquired	(4,044)	(489)
Purchases of property and equipment	(1,700)	(1,426)
NET CASH USED IN INVESTING ACTIVITIES	(5,882)	(1,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	1,277	7,225
Proceeds from stock option exercises	104	10
Proceeds from sale of common stock, net of underwriting discounts and offering costs	55,952	—
Payment of debt issuance costs	(81)	—
Proceeds from Roboro sellers for common stock	—	500
Proceeds from Paycheck Protection Program loan	—	190
Proceeds from line of credit	1,500	—
Payments to line of credit	(1,500)	—
Payment of cash for stock to be issued	—	(20)
Repayment of notes payable	—	(137)
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,252	7,768
Effects of foreign currency exchange rate changes	(189)	171
NET INCREASE IN CASH AND RESTRICTED CASH FOR THE YEAR	46,744	8,482
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	9,656	1,174
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$56,400	$9,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	337	—
INTEREST PAID	40	988

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended November 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for intellectual property		693
Issuance of common stock for services		429
Issuance of Series A preferred stock upon conversion of convertible notes		11,562
Issuance of warrants upon conversion of convertible notes		240
Dividends declared on preferred stock	(1,043)
Conversion of preferred shares and preferred stock dividends to common stock	1,043

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Amounts in thousands, except share numbers)

									Accumulated
						Treasury	Additional		Other
	Series A				Shares to be	Stock	Paid-	Accumulated	Comprehensive
	Preferred Stock		Common Stock		Issued	Receivable	in Capital	Deficit	Income (Loss)	Total
	#	$	#	$	$	$	$	$	$	$
Balance, November 30, 2019	—	$—	10,402,184	$10	$20	$(888)	$36,577	$(37,662)	$(38)	$(1,981)
Issuance of common stock pursuant to exercise of stock options	—	—	5,500	—		—	10	—	—	10
Issuance of common stock for services	—	—	87,783	—	—	—	429	—	—	429
Issuance of common stock for intellectual property	—	—	386,681	—	—	—	693	—	—	693
Issuance of common stock – Roboro acquisition	—	—	138,889	—	—	—	554	—	—	554
Issuance of warrants upon conversion of the convertible notes	—	—	—	—	—	—	240	—	—	240
Issuance of Series A preferred stock upon conversion of the convertible notes	1,391	—	—	—	—	—	11,562	—	—	11,562
Issuance of warrants for payment of accrued interest	—	—	—	—	—	—	125	—	—	125
Stock—based compensation	—	—	—	—	—	—	1,252	—	—	1,252
Cancellation of shares	—	—	(370,000)	—	—	888	(884)	—	—	4
Stock to be issued settled in cash	—	—	—	—	(20)	—	—	—	—	(20)
Warrant exercises	—	—	4,200,986	5	—	—	8,023	—	—	8,028
Net loss	—	—	—	—	—	—	—	(12,553)	—	(12,553)
Foreign currency translation	—	—	—	—	—	—	—	—	66	66
Balance, November 30, 2020	1,391	$—	14,852,023	$15	$—	$—	$58,581	$(50,215)	$28	$8,409
Issuance of common stock pursuant to exercise of stock options	—	—	81,182	—	—	—	104	—	—	104
Issuance of common stock pursuant to exercise of restricted stock units	—	—	35,000	—	—	—	533	—	—	533

Dividends declared on preferred stock	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Conversion of preferred shares and accrued dividends to common stock	(1,391)	—	5,332,147	5	—	—	1,038	—	—	1,043
Sale of common stock, net of underwriting discount and offering costs	—	—	2,875,000	3	—	—	55,949	—	—	55,952
Stock—based compensation	—	—	—	—	—	—	3,150	—	—	3,150
Warrant exercises	—	—	578,744	—	—	—	1,277	—	—	1,277
Net loss	—	—	—	—	—	—	—	(3,283)	—	(3,283)
Foreign currency translation	—	—	—	—	—	—	—	—	(44)	(44)
Balance, November 30, 2021	—	$—	23,754,096	$23	$—	$—	$119,589	$(53,498)	$(16)	$66,098

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 14,000 square foot facility in located in Fort Wayne, Indiana and a 10,000 square foot manufacturing facility located in Pretoria, South Africa

The Company was incorporated under the laws of the state of Delaware on March 1, 2005. On May 5, 2020, the Company acquired all the outstanding shares of Roboro, its exclusive manufacturer in South Africa. On May 12, 2021, the Company acquired certain assets of the Mission Less Lethal brand from Kore Outdoor (U.S.), Inc. See Note 5, "Acquisitions". On August 18, 2021, the Company acquired certain assets of Ballistipax® Holdings LLC(“Ballistipax®”). See Note 5, "Acquisitions"

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to November 30, 2021, the Company had incurred a cumulative loss of $53.5 million. The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generated $42.2 million in revenue and net loss of 4.3 million for the year ended November 30, 2021. It still is expected that the Company will incur significant losses before the Company’s revenues sustains its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit, secured by the Company’s accounts receivable and inventory, and a $1.5 million line of credit, secured by the Company’s equipment.

In July 2021, the Company issued and sold an aggregate of 2,875,000 registered shares of its common stock (including 375,000 shares sold pursuant to the exercise of the underwriters' overallotment option) at a price of $21.00 per share. The net proceeds to the Company, after deducting $4.4 million in underwriting discounts and commissions, and offering expenses, were approximately $56.0 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes. See Note 14, “Stockholders' Equity” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended November 30, 2021 and 2020 include the accounts of the Company and its subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the presentation of amounts for the year ended November 30, 2021.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about collection of accounts receivable and the reserve for doubtful accounts, stock-based compensation expense, fair value of equity instruments, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, estimates for warranty costs, and useful life of long-lived assets.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

b)	Business Combinations

Assets and liabilities acquired in a business combination are accounted for at fair value. The Company records the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. The excess, if any, of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. If the fair value of the assets and liabilities acquired exceed the fair value of the purchase consideration, negative goodwill is recognized in the statement of operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill resulting from a business combination is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit. If the Company concludes, based on the qualitative assessment, that the carrying value of a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated by the Company based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole. At August 31, 2021, the Company determined that there was no impairment of goodwill.

c)	Asset Acquisition

Acquisitions of the assets of a business are accounted for at cost based on their allocated fair value. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Goodwill is not recognized in accounting for an asset acquisition. Acquisition related expenses are capitalized as part of the cost and allocated with the purchase consideration.

d)	Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments acquired with maturity dates of three months or less are considered cash equivalents.

e)	Restricted Cash

The Company’s restricted cash – current was $0.1 million and $6.4 million at November 30, 2021 and 2020, respectively. The $0.1 million balance at November 30, 2021 consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its November 2019 lease agreement. The balance of $6.4 million at November 30, 2020 represents holds placed on its use by the Company’s merchant services vendor pending fulfillment of backorders prepaid by credit cards or PayPal. The Company’s long-term restricted cash was $0 and $0.1 million at November 30, 2021 and November 30, 2020, respectively.

f)	Allowance for Doubtful Accounts Receivable

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectability, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts at November 30, 2021 and 2020 was $0.01 million and $0.01 million, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

g)	Inventories

Inventories are principally comprised of raw materials and finished goods and are valued at the lower of cost or net realizable value with cost being determined on the first-in, first-out basis. The Company reviews inventories for obsolete items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value. Inventory costs include labor, overhead, subcontracted manufacturing costs and inbound freight costs.

h)	Property and Equipment

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

i)	Patent Rights

The perpetual, irrevocable, exclusive and non-exclusive license to use technology with respect to the cost of patent rights is capitalized and amortized over the estimated useful life, currently estimated to be 15 to 17 years.

j)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2021 and 2020, respectively.

k)	Convertible Notes Payable

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company accounts for convertible debt instruments in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company amortizes any debt discount over the term of the notes, using the straight-line method, which approximates the effective interest method. The Company records, when necessary, any induced conversion expense, at the time of conversion for the difference between the reduced conversion price per share and the original conversion price per share.

l)	Fair Value of Financial Instruments

The Company determines fair value based on its accounting policy for fair value measurement (i.e. exit price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). See note 4 (v). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures. Convertible debt issued is initially recognized at fair value and is subsequently measured at amortized cost. The Company measures equity investments, including investments in marketable securities, at fair value and recognizes unrealized gains (losses) through net income (loss). The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its marketable securities on a recurring basis.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

m)	Revenue Recognition

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

The Company also has a 60-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 60 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 60-day money back guarantee for the year ended November 30, 2021 were $0.3 million. Returns under the 60-day money back guarantee during the year ended November 30, 2020 were immaterial.

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

Contract Liabilities

Current deferred revenue primarily relates to unfulfilled e-commerce orders for the years ended November 30, 2021 and 2020. Deferred revenue long-term primarily relates to sales of extended warranties.

n)	Marketing and Advertising

Marketing and advertising related costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and were $2.7 million and $1.0 million during the years ended November 30, 2021 and 2020, respectively.

o)	Research and Development

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. R&D costs were $0.3 million and $0.04 million during the years ended November 30, 2021 and 2020, respectively.

p)	Incomes Taxes

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2021 and 2020, the Company has not recorded any uncertain tax positions in our financial statements.

If incurred, the Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2021 and 2020, no accrued interest or penalties related to income taxes are included in the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2018, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

On March 27, 2020, former President Trump signed into law the $2 trillion bipartisan Coronavirus Aid Relief and Economic Security (“CARES”) Act. The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of net operating losses and full valuation allowance for deferred tax assets, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

q)	Loss Per Share

Basic loss per share is computed by dividing net loss, reduced by dividends, by the weighted-average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss, reduced by dividends, by the weighted-average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, restricted stock units, and warrants for each year and the conversion feature of convertible notes payable.

r)	Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options, restricted stock units, and incentive warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Statements of Operations and Comprehensive Loss based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Forfeitures are accounted for as they occur.

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

s)	Foreign Currency Transactions

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

t)	Foreign Currency Translation

The Company maintains its books and records in US Dollars, which is its functional and reporting currency. Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into US Dollars at period-end exchange rates. Income and expenses are translated into US Dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

u)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments.

v)	Fair Value Measurement

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

w)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The guidance improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. The Company adopted ASU 2018-13 in the first quarter of fiscal 2021. The adoption of ASC 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued but Not Adopted

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by primarily addressing the following: recognition of a deferred tax liability after transition to/from the equity method, evaluation when a step-up in the tax basis of goodwill should be related to a business combination or when it should be considered a separate transaction, inclusion of the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income, and recognition of the effect of an enacted change in tax laws or annual effective tax rates in the period the change was enacted, The guidance is effective for the Company in the first quarter of 2022. Early adoption is permitted. Several of the amendments in the update are required to be adopted using a prospective approach, while other amendments are required to be adopted using a modified-retrospective approach or retrospective approach. Adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in the first quarter of 2024. Early adoption is permitted. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016- 13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in December 2023 as long as it remains a smaller reporting company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

5.	ACQUISITIONS

Asset Acquisition

On May 12, 2021, the Company entered into an asset purchase agreement to purchase certain assets used in the business of designing, developing, manufacturing, licensing, and selling of products and services for the Mission Less Lethal brand from Kore Outdoor (U.S.) Inc., (“Kore”) a wholly-owned subsidiary of Kore Outdoor, Inc.

The transaction was accounted for as an asset acquisition, with a total cost of $3.7 million of which $0.2 million were acquisition-related expenses. The estimated total cost of the acquisition has been allocated as follows (in thousands):

Accounts receivable	$465
Prepaid expenses	165
Inventory	82
Property and equipment	180
Patents	2,810
Total assets acquired	$3,702

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

Business Combinations

Ballistipax

On August 18, 2021, the Company acquired Ballistipax®, a developer of single-handed rapidly deployable bulletproof backpacks. The purchase price of $342 thousand was paid in cash. As part of the transaction, the Company has acquired two patents, finished goods and raw materials inventory.

The estimated fair value of assets acquired on August 18, 2021 is as follows (in thousands):

Inventory	$117
Patents	60
Goodwill	165
Net assets acquired	$342

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

The fair value of assets acquired and liabilities assumed on May 5, 2020 is as follows (in thousands):

Property and equipment	$67
Goodwill	651
Right-of-use asset, net	54
Loan payable	(123)
Operating lease liability, current	(35)
Operating lease liability, noncurrent	(19)
Other net asset (liabilities)	(38)
Net assets acquired	$557

6.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the year ended November 30, 2021 and 2020 are summarized below. The associated performance obligations are expected to be satisfied during the year ended November 30, 2021.

(in thousands)	Deferred Revenue
Deferred revenue balance, November 30, 2019	$11
Net additions to deferred revenue	18,826
Reductions in deferred revenue for revenue recognized during the fiscal year	(13,935)
Deferred revenue balance, November 30, 2020	4,902
Net additions to deferred revenue	33,641
Reductions in deferred revenue for revenue recognized during the fiscal year	(37,418)
Deferred revenue balance, November 30, 2021	$1,125

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by product type and distribution channel (in thousands):

	Years Ended
	November 30,
Product type	2021	2020
Byrna®	$42,114	$16,322
40mm	46	244
Total	$42,160	$16,566

	Years Ended
	November 30,
Distribution channel	2021	2020
Wholesale (dealer/distributors and large end-users)	$9,568	$2,953
E-commerce	32,592	13,613
Total	$42,160	$16,566

	Years Ended
	November 30,
	2021	2020
U.S. Domestic	$38,690	$15,498
International	3,470	1,057
Total	$42,160	$16,566

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

7.	INVENTORY

The following table summarizes inventory as of November 30, 2021 and 2020, respectively (in thousands).

	November 30,	November 30,
	2021	2020
Raw materials	$3,175	$2,901
Work in process	428	302
Finished goods	3,010	1,614
Total	$6,613	$4,817

8.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation as of November 30, 2021 and 2020, respectively (in thousands).

	November 30,
	2021	2020
Computer equipment and software	$275	$204
Furniture and fixtures	208	105
Leasehold improvements	157	144
Injection molds	1,738	1,324
	2,378	1,777
Less: accumulated depreciation	406	557
Total	$1,972	$1,220

The Company recognized $0.3 million and $0.2 million in depreciation and amortization expense during the years ended November 30, 2021 and 2020, respectively.

At November 31, 2021 and 2020, the Company deposited $1.3 million and $0.6 million, respectively, with vendors primarily for supply of molds and equipment where the vendors have not completed supply of these assets.

9.	PATENT RIGHTS

On August 18, 2021, the Company acquired Ballistipax®. As part of the transaction, the Company has acquired two patents with estimated fair value of $0.06 million. These patent rights have a maximum life of approximately 17 years, expiring on 2038, and are amortized on a straight-line basis over that period.

On May 12, 2021, the Company entered into an asset purchase agreement with Kore, pursuant to which the Company acquired the exclusive right to use the key patents and intellectual property underpinning the acquired suite of products. As consideration for the tangible and intangible assets included in the Kore Portfolio, the Company paid Kore $3.5 million, and incurred $0.2 in legal costs to transfer these patent rights. Of the $3.7 million consideration, $2.8 million was capitalized relating to the key patents and intellectual property acquired. These patent rights have a maximum life of 20 years, expiring on various dates beginning from January 2037 to 2038, and are amortized on a straight-line basis over a period of 15 years.

On April 13, 2018, the Company entered into a purchase and sale agreement with Andre Buys, ("Buys"), the Company's Chief Technology Officer ("CTO"), pursuant to which the Company purchased certain intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As consideration for the Buys Portfolio, the Company paid Buys $0.1 million, and incurred $0.01 million in legal costs to transfer these patent rights. This consideration of $0.1 million was capitalized and represents the minimum rights to a license arrangement as patent rights as the Agreement included an option for full acquisition of the rights, conditional upon certain future events taking place. The Company also agreed to pay Buys either $0.5 million in cash or $0.8 million worth of Company stock within two years at Buys’ discretion, if the Company elected to retain certain patents within the Buys Portfolio, which terms were changed by subsequent amendment. Pursuant to an amendment of the Agreement effective December 18, 2019, the Company made two additional payments to Buys totaling of $0.8 million, consisting of the Second Payment of $0.7 million through the issuance of 386,681 shares of common stock and Final Payment of $0.08 million in cash. The Final Payment was paid during the quarter ended May 31, 2020. Buys no longer retains any reversion rights or security interests in the Buys Portfolio. These patents rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

The Company recognized $0.2 million and $0.04 million in amortization of patent rights during the years ended November 30, 2021 and 2020, respectively. The Company did not recognize any impairment losses during the years ended November 30, 2021 and 2020, respectively.

The below table summarizes amortization of the Company’s patents as of November 30, 2021 for the next five years and thereafter (in thousands):

Fiscal Year
2022	$244
2023	244
2024	244
2025	244
2026	244
Thereafter	2,448
Total	$3,668

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	November 30,
	2021	2020
Trade payables	$2,793	$4,069
Accrued sales and use tax	940	1,050
Payroll accrual	2,317	904
Accrued professional fees	617	217
Other accrued liabilities	329	389
	$6,996	$6,629

11.	NOTES PAYABLE

Paycheck Protection Program (“PPP”) Loan

The Company received $0.2 million of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the Coronavirus Aid Relief and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration ("SBA"). The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. On February 10, 2021, the Company received approval from the SBA for $0.2 million of PPP loan forgiveness. This amount was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying Consolidated Statements of Operations and Comprehensive Loss during the year ended November 30, 2021.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

Roboro Acquisition Note

As part of the Roboro acquisition, the Company assumed a loan payable to a former director of Roboro which is payable within four months of the May 5, 2020 acquisition date and accrued interest at a rate of 7.00%. The loan had a fair value of $0.1 million (2.3 million South African rand) at the acquisition date. This note was repaid during the year ended November 30, 2020.

12.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 3.75% on November 30, 2021. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 3.75% on November 30, 2021. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

On July 6, 2021, the Company entered into a First Omnibus Loan Modification Agreement (the “Amendment”) with Needham Bank, a Massachusetts co-operative bank (the “Lender”) that modifies that certain Commercial Loan and Security Agreement dated as of January 19, 2021 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Lender established a revolving line of credit of up to $5.0 million as evidenced by a Secured Revolving Line of Credit Note executed by the Company in favor of the Bank (the “Revolving Note”) and a non-revolving equipment line of credit of up to $1.5 million as evidenced by equipment term notes in the principal amounts drawn from time to time. Pursuant to the Amendment, the Lender and Company agreed to (i) temporarily for a 150-day period increase the Company’s principal amount on the Revolving Note from $5.0 million to $7.5 million, (ii) temporarily for a 150-day period increase the credit limit under the Loan Agreement from $5.0 million to $7.5 million, and (iii) a one-time non-refundable modification fee payable to Lender by the Company for the increased borrowing ability of $0.02 million, with one-half paid upon execution of the Agreement and one-half due only if the Company’s aggregate outstanding principal balance exceeds $5.0 million. In addition, the Company agreed that upon the expiration of the 150-day period it would use the proceeds of any equity raise consummated during such time to make payments under the Revolving Note such that the aggregate principal balance of outstanding advances under the Revolving Note are equal or less to $5.0 million. As of November 30, 2021, there was no outstanding balance on the Revolving Note and the Company had not drawn on the nonrevolving equipment line of credit. Debt issuance costs related to the lines of credit were $0.1 million.

Debt issuance costs of $0.1 million are being amortized over the term of the debt and are presented as part of Other Assets in the Consolidated Balance Sheets. Amortization of $0.03 million for the year ended November 30, 2021 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

13.	CONVERTIBLE NOTES PAYABLE

Effective April 8, 2020, the Company exchanged an aggregate of $6.95 million of all its then outstanding convertible notes, representing principal and accrued interest through April 7, 2020, for 1,391 shares Series A Preferred Stock at an original issue price of $5,000. Accretion of debt discounts incurred through conversion for the year ended November 30, 2020 totaled $0.8 million, and related interest expense for the same period totaled $0.2 million. As the debt was convertible to shares of common stock, whereas shares of Series A Preferred Stock were issued, the Company evaluated ASC 405-20, Extinguishments of Liabilities (“ASC 405-20”). Pursuant to ASC 405-20, a liability has been extinguished if either of the following conditions is met (a) the debtor pays the creditor and is relieved of its obligation for the liability and (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. As both conditions were met, the transaction was accounted for as a debt extinguishment and the Company recorded a $6.0 million loss on extinguishment of debt which represented the difference between:

(i)	the carrying value of the notes, net of unamortized discounts, of $5.4 million plus accrued interest of $0.4 million; and

(ii)	the fair value of the consideration transferred (Series A Preferred Stock and warrants) of $11.8 million. See Note 14, “Stockholders Equity,” for additional information.

At the closing, in accordance with the Amendment and the Security Purchase Agreements pursuant to which the notes were issued, the Company also issued 149,842 warrants to the holders reflecting 400 warrants for each $1,000 of unpaid interest accrued on the Notes. See Note 14, “Stockholders’ Equity,” for additional information.

In connection with the issuance of notes in April/May of 2019 which have been repaid, the Company issued warrants for the purchase of 832,106 shares of common stock at an exercise price of $2.50 per share. The warrants were exercisable until October 23, 2023.

In connection with the issuance of notes in October, 2018, the Company issued warrants for the purchase of 510,000 shares of common stock at an exercise price of $2.50 per share. The warrants were exercisable until October 23, 2023.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

14.	STOCKHOLDERS’ EQUITY

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

Each share of Series A Preferred Stock was convertible into the number of shares of common stock equal to the issue price divided by the conversion price of $1.50. Upon conversion of the Series A Preferred Stock, all accrued and unpaid dividends were converted to common stock utilizing the same conversion formula. The conversion price was subject to proportional adjustment for certain transactions relating to the Company’s common stock, including stock splits, stock dividends and similar transactions. Then holders of Series A Preferred Stock were entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company.

Warrants

Warrant Issuances in 2020

Upon the April 2020 closing of the exchange of convertible notes for shares of shares Series A Preferred Stock, in accordance with the security purchase agreements, as amended, pursuant to which the convertible notes were issued, the Company issued 149,842 warrants to the holders reflecting 400 warrants for each $1,000 of unpaid interest accrued on the Notes. The Warrants were exercisable for one share of common stock at an exercise price of $2.50 per share on or before either October 22, 2023 (for Warrants issued for interest accrued on convertible notes issued in October 2019, April 2019 and May 2019) or January 22, 2024 (for warrants issued for interest accrued on convertible notes issued in July 2019 and September 2019 and related January 2020 Notes). As the transaction was accounted for as a debt extinguishment (See Note 14, “Convertible Notes Payable” for additional information), the warrants were recorded at fair value of $0.2 million using a Monte Carlo simulation model.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

During January 2020, the Company issued 49,842 warrants to those note holders who returned interest checks and accepted payment in kind of units consisting of convertible notes with a face value of $0.1 million together with 400 warrants for every $1,000 of accrued interest to satisfy $0.1 million of accrued interest that was payable through October 31, 2019. The warrants were each exercisable for one share of common stock at an exercise price of $2.50 per share on or before October 22, 2023.

During February 2020, the Company also issued 15,000 warrants as payment to a consultant for marketing services. The warrants were each exercisable for one share of common stock at an exercise price of $2.50 per share on or before February 5, 2021. See Note 15, “Stock-Based Compensation,” for additional information.

The assumptions that the Company used to determine the grant-date fair value of warrants granted for the years ended November 30, 2020 were as follows:

(Black-Scholes option pricing model)

	2020
Risk free rate	0.35	–	1.57%
Expected dividends		0%
Expected volatility	98.28	–	109.93%
Expected life (in years)	3.54	–	3.77
Market price of the Company's common stock on date of grant		$2.50
Exercise price		$2.50

Warrants Exercises in 2020:

Based on the Company’s stock price, provisions allowing for early termination of outstanding warrants issued in connection with the Company’s October 2018 financing were triggered on October 23, 2020. On October 25, 2020, the Company notified holders of the October 2018 warrants exercisable at $2.50 that it was exercising its early termination right and that the respective warrants would expire November 27, 2020. Between October 25, 2020 and November 27, 2020, holders of 189,079 warrants issued during the October 2018 financing and outstanding as of October 25, 2020 exercised warrants for 189,079 shares of common stock, generating approximately $0.5 million.

Based on the Company’s stock price, provisions allowing for early termination of two issuances of outstanding warrants issued in connection with the Company’s 2017 financing were triggered on May 29, 2020 and June 1, 2020, respectively. On June 3, 2020, the Company notified holders of 57,235 warrants exercisable at $1.50 that it is exercising its early termination right and that the respective warrants would expire July 3, 2020. On June 8, 2020, the Company notified holders of 1,777,388 warrants exercisable at $1.80 that it was exercising its early termination right and that the respective warrants would expire on August 31, 2020. Between June 1, 2020 and August 31, 2020, all holders of these 1,834,623 warrants issued during the 2017 financing and outstanding as of June 1, 2020 exercised those warrants for 1,834,623 shares of common stock, generating approximately $3.3 million.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

An additional 99,261 warrants that were issued in connection with the Company’s 2018 and 2019 private placements and exercisable at $2.50 were also exercised between June 1 and August 31 of 2020 for 99,261 shares of common stock, raising approximately $0.2 million. In addition, in July 2020 a former consultant exercised 75,000 warrants exercisable at $1.55 pursuant to an agreement with the Company providing for cashless exercise of those warrants and resulting in the issuance of 68,319 shares of common stock.

During May 2020, a warrant holder exercised 11,793 warrants for 11,793 shares of common stock at an exercise price of $1.80 per warrant for proceeds of approximately $0.02 million.

During March 2020, the Company raised approximately $3.2 million through early warrant exercises, where 1,997,911 warrants were exercised for 1,997,911 shares of common stock. These warrants were issued on October 22, 2018, April 22, 2019, May 20, 2019, July 22, 2019, September 16, 2019 and January 15, 2020. The warrant exercise price was reduced from $2.50 to $1.60 per warrant to induce warrant holders to exercise. The Company recorded warrant inducement expense of $0.8 million during the year ended November 30, 2020, which represents the difference between fair value at the reduced price of $1.60 per warrant and fair value at the contractual price of $2.50. The fair values of the warrants at $1.60 and $2.50 were determined using a Monte Carlo simulation model.

Warrant Exercises in 2021

During the year ended November 30, 2021, the Company raised $1.3 million through warrant exercises, where 510,739 warrants were exercised at a contractual price of $2.50 per warrant for 510,739 shares of common stock.

In November 2021, 75,000 warrants were exercisable pursuant to an agreement with the Company providing for cashless exercise of those warrants and resulting in the issuance of 68,005 shares of common stock.

The following table summarizes warrant activity, which includes the incentive warrants, for the year ended November 30, 2021:

		Weighted-Average
	Number of	Exercise
	Warrants	Price

Outstanding, November 30, 2019	4,578,722	2.20
Granted	214,684	2.50
Exercised	(4,207,667)	(2.10)
Outstanding, November 30, 2020	585,739	2.40
Granted	—	—
Exercised	(585,739)	(2.40)
Outstanding, November 30, 2021	—	—

Exercisable, November 30, 2021	—	—
Exercisable, November 30, 2020	585,739	2.40

The warrants outstanding at the end of the year had weighted-average remaining contract lives as follows:

	2021	2020
	(years)	(years)
Total outstanding warrants	—	2.82
Total exercisable warrants	—	2.82

Shares to be Issued

On June 8, 2020, the Company issued 7,200 shares of the Company’s common stock to an employee for services rendered through May 31, 2020. As the stock price was $6.00 on the date the shares of common stock were issued, the Company recognized payroll expense on shares to be issued of $0.04 million. The Company maintained a liability in the amount of $0.02 which represented the obligation to issue shares. During November 2020, the former employee elected to settle the amount due for the services rendered in cash, resulting in no future obligation to issue shares.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

15.	STOCK-BASED COMPENSATION

2017 Plan

The Company has granted stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). The maximum number of shares of common stock which could have been reserved for issuance under the 2017 plan was 1,899,327. The 2017 Plan was administered by the Compensation Committee of the Board. The Compensation Committee determined the persons to whom options to purchase shares of common stock, and other stock-based awards may be granted. Persons eligible to receive awards under the 2017 Plan were employees, officers, directors, and consultants of the Company. Awards were at the discretion of the Compensation Committee. On February 24, 2021, the Company terminated the 2017 Plan and adopted the 2020 Equity Incentive Plan (defined below). In connection with the adoption of the 2020 Plan, the Company cancelled outstanding option awards granted under the 2017 Plan and replaced them with new award agreements evidencing an equivalent award under the 2020 Equity Incentive Plan with no change to any of the material provisions of the 2017 Plan option.

2020 Plan

On October 23, 2020, the Board approved and on November 19, 2020 the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 2,500,000. On September 15, 2021, the Company’s Board of Directors approved to increase the number of shares of common stock available for issuance under the 2020 Plan by 1,400,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Equity Incentive Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

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

Stock Options

During the years ended November 30, 2021 and 2020, the Company granted options to employees and directors to purchase 62,000 and 434,250 shares of common stock, respectively. The options issued during the year ended November 30, 2021 vest over three years.

During the year ended November 30, 2021, 100,002 stock options were forfeited resulting in net benefit of stock-based compensation of approximately $0.2 million.

During the year ended November 30, 2020, the Company granted options to purchase 19,300 shares of common stock to non-employee contractors, respectively. 11,000 options vested immediately and 8,300 options vested over one year.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended November 30, 2021 and 2020 were as follows:

Employee, Director and Non-Employee (Black-Scholes option pricing model)

	2021			2020
Risk free rate	0.26	–	0.64%	0.00	–	1.68%
Expected dividends		0%			0%
Expected volatility	80	–	113%	118	–	144%
Expected life (in years)	4	–	5	2	–	5
Market price of the Company’s common stock on date of grant	$14.74	–	20.94	$1.90	–	14.80
Exercise price	$14.90	–	20.20	$1.90	–	15.00

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

The following table summarizes option activity under the 2017 and 2020 Plan during the years ended November 30, 2021:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2019	291,167	1.40
Granted	453,550	3.30
Expired	(21,250)	(2.10)
Exercised	(5,500)	(1.90)
Cancelled	(12,000)	(13.80)
Outstanding, November 30, 2020 (1)	705,967	3.10
Granted	62,000	17.18
Exercised	(81,182)	(1.29)
Cancelled	(100,002)	(5.91)
Outstanding, November 30, 2021 (2)	586,783	3.48

Exercisable, November 30, 2021 (2)	524,783
Exercisable, November 30, 2020 (1)	505,967

(1) As of November 30, 2020 all options were governed by the 2017 Plan.

(2) As of November 30, 2021 all options were governed by the 2020 Plan.

The stock options outstanding at the end of the year had weighted-average contractual life as follows:

	2021	2020
	(years)	(years)
Total outstanding options	3.07	3.76
Total exercisable options	2.91	3.53

Incentive Warrants

In December 2018, the Company issued 150,000 incentive warrants to two consultants to purchase common shares. The warrants were issued outside of the 2017 Plan and became fully vested in December 2019. In July 2020, the Company’s Board approved and the Company entered into an agreement with one of the consultants to allow a cashless exercise of 75,000 warrants at $0.155, resulting in the issuance of 68,005 common shares of the Company’s stock. In November 2021, the remaining 75,000 warrants were exercisable pursuant to an agreement with the Company providing for cashless exercise of those warrants and resulting in the issuance of 68,005 shares of common stock. See Note 14, “Shareholders’ Equity,” for additional information.

During the year ended November 30, 2020, the Company issued 15,000 incentive warrants valued at $0.01 million with an exercise price of $2.50 per warrant in exchange for services to a marketing consultant to purchase common shares. The incentive warrants were issued outside of the 2020 Plan and were fully vested at issuance.

Restricted Stock Units

In August 2020, the Company granted the Chief Executive Officer 900,000 restricted stock unit awards (“RSUs”) under the 2020 Equity Incentive Plan. The RSUs shall have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $20.00 on a 20-day volume weighted average closing price (“VWAP”), the second one-third of the RSUs will be triggered when the Company’s stock trades above $30.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $40.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

During the year ended November 30, 2020, the Company granted employees 673,500 restricted stock unit awards (“RSUs”) under the 2020 Equity Incentive Plan. The RSUs have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs are not subject to any performance trigger, the second one-third of the RSUs will be triggered when the Company’s stock trades above $30.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $40.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest.

During year ended November 30, 2021, the Company granted 174,493 RSUs under the 2020 Equity Incentive Plan. 150,000 of the RSUs have a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs are not subject to any performance trigger, the second one-third of the RSUs will be triggered when the Company’s stock trades above $30.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $40.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. 15,493 of the RSUs vest in one year. During the year ended November 30, 2021, 3,873 RSUs were forfeited and canceled.

In November 2021, the Company entered into a severance agreement with an employee. Based on the terms of the agreement, the employee’s previously issued RSUs granted were reduced to 62,500 RSUs. The RSUs vested immediately. Federal and tax withholding equal to 27,500 RSUs and $0.4 million was withheld from the total proceeds, resulting in net shares granted of 35,000 for $0.5 million. 87,500 RSUs previously granted but not vested were forfeited and canceled as a result of the severance agreement. The Company recorded total severance expense of $0.9 million.

RSU Valuation

The assumptions that the Company used to determine the grant-date fair value of RSUs granted for the years ended November 30, 2021 and November 30, 2020 were as follows:

(Monte Carlo simulation model)

	2021			2020
Risk free rate			0.30%			0.26%
Expected dividends			0.00%			0.00%
Expected volatility			92%			121%
Expected life (in years)			3			3
Market price of the Company’s common stock on date of grant	$20.9	–	26.9	$14.10	–	15.80
Exercise price			$0			$0

The following table summarizes the RSU activity during the year ended November 30, 2021:

RSUs
Outstanding, November 30, 2019	—
Granted	1,573,500
Outstanding, November 30, 2020	1,573,500
Granted	174,493
Vested	(62,500)
Cancelled	(91,373)
Outstanding, November 30, 2021	1,594,120
Exercisable, November 30, 2021	—

Stock-Based Compensation Expense

Total stock-based compensation expense of $3.2 million and $1.3 million for the years ended November 30, 2021 and 2020, respectively, were recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

As of November 30, 2021 and 2020, there was $6.8 million and $7.7 million, respectively, of unrecognized expense related to non-vested stock-based compensation arrangements granted. The weighted-average period over which total compensation cost related to non-vested awards not yet recognized is expected to be recognized is 1.82 and 2.77 years as of  November 30, 2021 and 2020, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

16.	EARNINGS PER SHARE

For the years ended November 30, 2021 and 2020, the Company recorded a net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the years ended November 30, 2021 and 2020.

	November 30,
(in thousands except share and per share data)	2021	2020
Net loss	$(3,283)	$(12,553)
Preferred stock dividends	(1,043)	—
Net loss available to common shareholders	$(4,326)	$(12,553)

Weighted-average number of shares used in computing net loss per share, basic, and diluted	19,610,039	12,678,747
Net loss per share - basic and diluted	$(0.22)	$(0.98)

The Company’s potential dilutive securities, which include stock options and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	November 30,
	2021	2020
Series A Preferred Stock	—	4,636,649
Warrants	—	585,739
Stock Options	586,783	705,967
Restricted Stock	1,594,120	1,573,500
Total	2,180,903	7,501,855

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

17.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $0.4 million and $0.2 million for royalties due to the Company’s Chief Technology Officer (“CTO”) during the years ended November 30, 2021 and 2020, respectively. Balances payable to the CTO for royalties were $0.1 million and $0.2 million on November 30, 2021 and 2020, respectively. The Company also recorded stock-based compensation expense of $0.01 million and $0.02 million during the years ended November 30, 2021 and 2020, respectively, related to stock options granted to the CTO in 2018 to acquire 150,000 shares of common stock. See Note 15, “Stock-Based Compensation,” for additional information.

The Company issued 386,681 shares of common stock with a value of $0.7 million in connection with the Second Payment to Buys for the portfolio of registered patent rights (the “Buys Portfolio”) during the year ended November 30, 2020. See Note 9, “Patent Rights,” for additional information.

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $0.002 million per month from a corporation owned and controlled by the Company’s President and, effective April 1, 2019, CEO of the Company. This lease was terminated on June 30, 2020. The Company expensed $0.02 million for these items during the year ended November 30, 2020. The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by the same individual beginning July 1, 2020. Sublease payments received were $0.01 million and $0 for the years ended November 30, 2021 and November 30, 2020, respectively.

18.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company had entered into a real estate lease for office space in Wilmington/Andover, Massachusetts. The Company was involved in the construction and design of the space and incurred construction costs, subject to an allowance for tenant improvements of $0.2 million. The base rent is $0.1 million per year, subject to an annual upward adjustment. The lease commencement date, for accounting purposes, was reached in June 2020 when the Company was granted access to the premises and therefore the lease is included in the Company’s operating lease right-of-use asset and operating lease liabilities as of June 2020. In August 2021, the lease was amended to include additional space and extend the term of the existing space by one year. The new lease expiration date is February 29, 2028.

The Company leased office and warehouse space in South Africa under a lease that expired on November 30, 2020. The base rent was approximately $0.004 million per month. In December 2020, the Company entered into a new lease for office and warehouse space. The lease expires in November 2024. The base rent during the year ended November 30, 2021 was approximately $0.005 million per month. In October 2021, the Company entered into an additional lease in South Africa for a storage facility. The lease expires October 31, 2022.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

As of November 30, 2021 and 2020, the elements of lease expense were as follows (in thousands):

	November 30,
	2021	2020
Lease Cost:
Operating lease cost	$350	$198
Short-term lease cost	5	25
Variable lease cost	—	9
Total lease cost	$355	$232

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$316	$310
Operating lease liabilities arising from obtaining right-of-use assets	$191	$1,336

Operating Leases:
Weighted-average remaining lease term (in years)	4.9	4.9
Weighted-average discount rate	9.2%	8.4%

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

Future lease payments under non-cancelable operating leases as of November 30, 2021 are as follows (in thousands):

Fiscal Year Ended November 30,
2022	$319
2023	272
2024	280
2025	187
2026	128
Thereafter	170
Total lease payments	1,355
Less: imputed interest	260
Total lease liabilities	$1,095

19.	INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	Year Ended November 30,
	2021	2020
United States	$(2,911)	$(13,572)
Foreign	(532)	1,312
Total	$(3,443)	$(12,260)

The components of the provision for income taxes is as follows (in thousands):

	Year Ended November 30,
	2021	2020
Current expense (benefit):
Federal	$—	$—
State	14	—
Foreign	(165)	293
Total current expense (benefit):	(151)	293

Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	(9)	—
Total deferred expense (benefit)	(9)	—

Total income tax expense (benefit)	$(160)	$293

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended November 30,
	2021	2020
Income at US statutory rate	21.00%	21.00%
State taxes, net of Federal benefit	(0.31)%	6.58%
Permanent differences	(0.34)%	(13.60)%
Foreign Taxes	6.34%	-
Foreign rate differential	(4.52)%	(0.75)%
Valuation allowance	(9.05)%	(12.30)%
Other	(8.52)%	(3.32)%
Total	4.60%	(2.39)%

The net deferred income tax asset balance related to the following (in thousands):

	November 30,
	2021	2020
Depreciation and amortization	$(412)	$(270)
Stock compensation	1,103	335
Inventory reserve	95	29
Bad debt reserve	3	3
Accrued payroll	363	183
Warranty reserve	160	90
Foreign tax credit carryforwards	9	—
Unrealized gain/(loss) on investments	4	—
Net operating loss (“NOL”) carryforwards	5,226	5,950
Total deferred tax assets	6,551	6,320
Valuation allowance	(6,551)	(6,320)
Net deferred tax assets (liabilities)	$—	$—

As of November 30, 2021, the Company had federal and state NOL carryforwards of approximately $24.9 million and $11.4 million, respectively, which begin to expire in 2025 for federal and state purposes. The federal NOL carryforwards include approximately $8.6 million, which do not expire.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2021 and 2020, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of November 30, 2021 and 2020. At November 30, 2021 and 2020, the Company recognized valuation allowances of $6.6 million and $6.3 million, respectively, related to its deferred tax assets created in those respective years. The net increase of $0.3 million in the valuation allowance reflects the net in increase in gross deferred tax asset between those periods.

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize the NOL carryforwards remaining at an ownership change date. The Company has completed a Section 382 study and determined that there were multiple ownership changes of 50% or more during the period from March 5, 2007 through November 30, 2020. These ownership changes occurred around March 10, 2007, August 27, 2013, and March 27, 2020. As of the last testing date covered in the testing period, the cumulative ownership change is 11.06%. The resulting limitation of NOL carryforwards has been considered in determining the full valuation allowance against the related deferred tax assets as noted above.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

20.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the amended agreement related to the Final Payment to the CTO of the Company for the Buys Portfolio, the Company is committed to a minimum royalty payment of $0.025 million per year. Royalties on CO2 pistols are to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon a net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate will begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products. Royalty expense was $0.4 million for the year ended November 30, 2021 and $0.2 million for the year ended November 30, 2020.

COVID-19 Pandemic and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus that originated in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

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

On March 27, 2020, former President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the Small Business Administration (SBA) Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

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

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

21.	EXCLUSIVE SUPPLY AND PURCHASE AGREEMENTS

The Company entered into a Development, Supply and Manufacturing Agreement with the manufacturer of the 40 mm blunt impact projectile ("BIP") in August 1, 2017. This agreement requires the Company to order and purchase only from the BIP manufacturer certain BIP assemblies and components for use by the Company to produce less-lethal and training projectiles as described in the agreement. The agreement is for a term of four years with an automatic extension for additional one-year terms if neither party has given written notice of termination at least 60 days prior to the end of the then- current term. The agreement does not contain any minimum purchase commitments. Purchases from the BIP manufacturer were $0.02 million and $0.2 million for the years ended  November 30, 2021 and 2020, respectively. Notice was provided and this Development, Supply and Manufacturing Agreement was not extended after August 1, 2021.

22.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The Chief Executive Officer, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below (in thousands) summarize the Company’s revenue, long-lived assets and total assets as of November 30, 2021 and 2020, respectively by geographic region. The Company’s long-lived assets consist of patent rights, property and equipment, and deposits for equipment:

Revenue	US	South Africa	Total
2021	$38,690	$3,470	$42,160
2020	15,497	1,069	16,566

Long-lived assets	US	South Africa	Total
2021	$7,101	$918	$8,019
2020	3,575	275	3,850

Total Assets	US	South Africa	Total
2021	$70,399	$4,915	$75,314
2020	18,525	2,691	21,216

23.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency Risk

The Company held its cash balances within banks in the US in US dollars and with banks in South Africa in US dollars and South African rand. The Company’s operations are conducted in the US and South Africa. The value of the South African rand against the US dollar may fluctuate with the changes in economic conditions.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2021 and 2020

(Amounts expressed in US Dollars)

During the year ended November 30, 2021, in comparison to the prior year period, the US dollar weakened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.04 million and a gain of $0.07 million primarily related to the South African rand during the years ended November 30, 2021 and 2020, respectively.

The Company’s South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the US dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into US dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the US exchange rate, the impact on the loss and stockholders’ equity (deficit) is not material.

ii)	Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions located in the US and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the US in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

24.	SUBSEQUENT EVENTS

On December 5, 2021, the Board of Directors approved a stock repurchase program. Under this program, the Company may repurchase up to $30.0 million of its common stock over the next two years. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program does not obligate the Company to purchase any particular number of shares and may be suspended, terminated or modified at any time for any reason.

The Company entered into a lease for office space in Las Vegas, Nevada. The lease commencement date is December 1, 2021 and the lease expires in January 2027. Base rent is approximately $0.004 million per month, subject to annual increases. The Company also entered into an additional lease for warehouse space in Fort Wayne, Indiana. The lease commencement date is April 1, 2022. The lease expires in March 2027. Base rent is approximately $0.02 million per month, subject to annual increases.

(3) Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

3.2

Certificate of Amendment to the Certificate of Incorporation, dated April 28, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2021).

3.3

Amended and Restated By-laws dated April 19, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2021).

3.4

Certificate of Designations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2020).

3.5

Amendment to the Certificate of Designations of Series A Convertible Preferred Stock, dated January 15, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 25, 2021).

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

4.2

Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2018).

4.3

Common Stock Purchase Warrant, dated January 15, 2020 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2020).

10.1#

Byrna Technologies Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Annex B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on November 13, 2020).

10.2#

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

10.3#

Form of Incentive Stock Option Award Agreement under the Byrna Technologies Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 1, 2021).

10.4#

Form of Nonqualified Stock Option Award Agreement under the Byrna Technologies Inc. 2020 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 1, 2021).

10.5

Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018).

10.6

Amendment to Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated December 19, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.7

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

10.9†

Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated April 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

10.10†

Securities Purchase Agreement, by and among the Company, Northeast Industrial Partners, LLC, and the purchasers party thereto, dated July 22, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2019).

10.11

Purchase and Sale Agreement by and among by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2020).

10.12

Amendment to Purchase and Sale Agreement by and among the Company and Andre Buys of South Africa, dated December 19, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2020).

10.13†

Stock Purchase Agreement, dated as of May 5, 2020, by and among the Company, Roboro, the Sellers and the Seller Representative (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 18, 2020).

10.14#

Employment Agreement, dated September 4, 2020, by and between the Company and Bryan Ganz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020).

10.15†

Commercial Loan and Security Agreement, by and between the Company and Needham Bank, dated January 19, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2021).

10.16

Secured Revolving Line of Credit Note by the Company in favor of Needham Bank, dated January 19, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2021).

10.17	Form of Term Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2021).

10.18

First Omnibus Loan Modification Agreement between the Company and Needham Bank, dated July 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021).

10.19†

Asset Purchase Agreement by and among the Company, Kore Outdoor (US) Inc. and Kore Outdoor Inc., dated as of May 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

10.20#

Form of Indemnification Agreement by and between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Amendment to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 12, 2021).

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

†	The Company hereby agrees to provide the Securities and Exchange Commission, upon request, copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2022	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	February 11, 2022
Bryan Ganz	(Principal Executive Officer)

/s/ David R. North	Chief Financial Officer	February 11, 2022
David R. North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Herbert Hughes	Lead Independent Director	February 11, 2022
Herbert Hughes

/s/ Leonard Elmore	Director	February 11, 2022
Leonard Elmore

/s/ Chris Lavern Reed	Director	February 11, 2022
Chris Lavern Reed

/s/ Emily Rooney	Director	February 11, 2022
Emily Rooney