Form 10-K/A
period 2021-11-30
Byrna Technologies Inc.
filed 2022-03-30
CIK 1354866

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Byrna Technologies Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to Annual Report on Form 10-K/A (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Bryan Ganz	63	Chief Executive Officer, President, Chairman of the Board of Directors and Director
Herbert Hughes	62	Lead Independent Director
Leonard Elmore	70	Director
Chris Lavern Reed	53	Director
Emily Rooney	72	Director
Michael Gillespie	56	Chief Operating Officer
David North	58	Chief Financial Officer
Luan Pham	50	Chief Revenue and Marketing Officer
Lisa Wager	62	Chief Governance Officer, Corporate Secretary
Michael Wager	70	Chief Strategy Officer

Bryan Scott Ganz became the Company’s President effective July 13, 2018, Chief Executive Officer and Chairman of the Board effective April 1, 2019, and has been a director since June 2016. Prior to that he was engaged by the Company, beginning in May 2016, in a consulting capacity to assist in a restructuring of operations, evaluation of management, identify sources of capital, and provide strategic advice. Mr. Ganz brings more than 30 years of global business experience in sales management, manufacturing, new product design and development, and supply chain management, and mergers and acquisitions as well as experience as a director of other publicly held companies. Previously, Mr. Ganz founded Maine Industrial Tire LLC, an industrial tire company sold to a unit of Trelleborg AB in 2012. From 1991 to 2009 Mr. Ganz held several roles culminating with CEO of GPX International, Inc. and its predecessor Galaxy Tire Inc. Mr. Ganz started his career at Paramount Capital Group where he was a partner from 1985 to 1991. Mr. Ganz is the founder and majority shareholder of Northeast Industrial Partners LLC, a holding company that owns and operates privately held businesses. In addition, he is a principal in Scudder Bay Capital LLC, a captive private REIT. Mr. Ganz received a J.D. from Columbia Law School and a B.S. in Business Administration from Georgetown University.

We believe that Mr. Ganz’s six year history with the Company, his demonstrated work ethic, his decades of broader manufacturing, supply chain, product development, M&A, and sales-related experience, his deep understanding of the Company’s strategic business goals, and his proven leadership in steering the Company from product development stages to generating over $40 million in annual sales in its most recent fiscal year, provide the Board with invaluable insight into the business and its challenges. We believe these experiences, qualifications, attributes, and skills qualify him to serve as a member of our Board of Directors.

Herbert Hughes has been a director since July 9, 2019 and was appointed Lead Independent Director in December 2021. Mr. Hughes is Chair of the Audit Committee, a member of the Compensation Committee (serving as Chair since December 2021), a member of the Nominating and Corporate Governance Committee since September 2021 and is Chair of the Ad Hoc Committee.  Mr. Hughes has over 30 years of experience in finance, risk management, operational management, and derivatives modeling as an advisor and leader of a diverse range of businesses and is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Since March 2017, Mr. Hughes has been Chief Financial Officer of Wormhole Labs, a metaverse emerging technology company using mixed and augmented applications in enterprise and consumer markets, and has served on its board of directors. At Wormhole Mr. Hughes is responsible for financial reporting, capital structure and formation, and SAAS and ecommerce negotiations, and has worked with the Chief Technology Officer on issues related development of Wormhole’s cybersecurity program. Mr. Hughes has held executive level positions in a number of industries including technology, hospitality, asset management, oil and gas exploration and production, and oil industry services. From March 2015 to June 2019, Mr. Hughes was Chief Executive Officer of Domino Sands, an oil service business. Mr. Hughes also served as the Head of Derivatives and Capital Allocation at Bass Brothers Investments from 1995 to 2003, Portfolio Manager at Weston Capital of Paloma Partners from 1991 to 1995, Partner at Paramount Capital Group from 1985 to 1991, and was a trader at Kidder Peabody from 1982 to 1985. Mr. Hughes received a B.A. from Harvard University. Mr. Hughes is a member of the Minnesota Chippewa tribe and the National Congress of American Indians.

We believe that Mr. Hughes’ tenure on the Board, his demonstrated work ethic, his understanding of the capital markets, his decades of business and financial experience, his financial expertise developed through his executive positions as CEO and CFO of other companies and through his professional investment and advisory positions, his experience with some of the unique challenges related to leadership and growth of an early stage technology business, and his familiarity with developing topics related to cybersecurity bring important skills to the Board and qualify him to serve. Further, Mr. Hughes is one of three directors on our board who has self-identified as belonging to an underrepresented racial, ethnic, or other minority group, which diversity we believe adds to the quality, depth and perspective of the Board.

Chris Lavern Reed has been a Director since September 1, 2020 and, since April 2012, has been the managing partner of Garcia Reed Investments, LLC, a real estate management entity. Mr. Reed is the Chair of the Nominating and Governance Committee and is a member of the Audit, Compensation, and Product Safety Committees. Mr. Reed has over 32 years of experience in global law enforcement. Since October 2018, he has served as a rehired annuitant for the U.S. Department of State, overseeing classified investigations. From December 2016 to July 2018, Mr. Reed served as the Special Agent in Charge and Director at the U.S. Agency for International Development Office of Inspector General (USAID OIG). Prior to his leadership role with USAID, Mr. Reed served in numerous leadership roles within the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”). Through his work, Mr. Reed has established professional qualifications and training in leadership, security, and financial crime investigations and has strategic and operational experience related to financial risk and fraud matters. Mr. Reed has served as an instructor for the U.S. Department of State Foreign Service Institute and has spoken internationally on the topics of fraud, corruption, and a host of investigative topics. He has served as a subject matter expert in the U.S. Senate on law enforcement, homeland security and fraud issues. Through his government work, Mr. Reed has developed an understanding of complex public policy matters, the government contracting process, and has extensive experience in crisis management and global law enforcement training. He has completed continuing education coursework related to cybercrime, online fraud and business identity theft, among other cybersecurity topics, is a member of the Police Executive Research Forum, the Association of Certified Fraud Examiners and has been a Certified Fraud Examiner since April 2018. Mr. Reed also is a graduate of Georgetown University’s Congressional Fellow Program and has completed Columbia Business School’s Executive Development and Management Programs. A veteran of the U.S. Marine Corps., he received an M.B.A. from Champlain College, an M.A. from Northern Arizona University, and a B.A. from Indiana University.

We believe Mr. Reed’s advanced business degree, professional certifications, 10 years of business experience in the private sector, 32 years of experience in relevant global and federal law enforcement, BATF experience, military service, and his broad legal and technical knowledge base including expertise related to money-laundering, bribery, financial fraud corruption and internal conflict of interest schemes designed to hide illicit proceeds qualify him to serve on the Board. His education, experience and training bring the Board critical oversight and investigative skills, important subject matter expertise, and a high degree of financial literacy. Further, Mr. Reed is African-American and one of three directors on our board who has self-identified as belonging to an underrepresented racial, ethnic, or other minority group, which diversity we believe adds to the quality, depth, and perspective of the Board.

Emily Rooney has been a director and a member of the Audit Committee since October 1, 2021. She also chairs the Company’s new Product Safety Committee and served on an Ad Hoc Committee of the Board. Ms. Rooney has over 40 years of experience as a journalist. Since October 1, 2021, she has been working with Muddhouse Media producing a bi-monthly podcast entitled “Beat the Press” which can be heard through Spotify and Apple Music. From December 1998 through September 2021, she was Executive Editor and host for WGBH’s Emmy Award winning television show Beat the Press, examining media coverage of current events. From January 1997 to December 2014, she was also the creator, Executive Editor, and host of the television show Greater Boston with Emily Rooney. Previously she was the political director for Fox News in New York and Executive Producer of World News Tonight with Peter Jennings, positions in which she oversaw multimillion-dollar budgets. Ms. Rooney’s deep understanding and discerning examination of media, politics, and culture, and her writing and speaking skills, have earned her numerous awards, including the National Press Club’s Arthur Rowse Award for Press Criticism, a series of New England Emmy Awards, and Associated Press recognition for Best News/Talk Show. Through her programming, Ms. Rooney has developed a large network of media contacts and firm grasp on the current social and political climate in the United States and worldwide. She is a skilled interviewer and analyst who has examined such company relevant topics as media coverage, financial fraud, police use of lethal force, social justice initiatives, and legislative initiatives related to gun control. Through her work as well as her personal investments, we also believe Ms. Rooney has a high degree of financial literacy. Ms. Rooney received a B.A. from The American University, Washington D.C.

We believe Ms. Rooney’s professional experiences, business and industry related knowledge, investigative and analytic skills, and deep understanding politics, culture, the media and public sentiment, developed through her 40 years as an investigative journalist and television producer, including her in depth understanding of current topics relevant to the Company’s business strategy, will be valuable to the Board and its committees in their exercise of oversight and in facilitating, overseeing, and finding resources for strategic planning. As a woman she also adds to the Board’s diversity, which diversity we believe adds to the quality, depth, and perspective of the Board.

Leonard Elmore has been a director since December 2021 and is a member of the Nominating and Governance, Ad Hoc, and Product Safety committees. Mr. Elmore is a retired attorney and business leader, a television sports personality, and an educator. He has a wide spectrum of experience in the private and public sectors, and, through his Co-Chairmanship of the John and James L. Knight Foundation’s Knight Commission on Intercollegiate Athletics, is involved in public interest initiatives directed at promoting diversity, inclusion and reform in college athletics. A former collegiate basketball All American at the University of Maryland at College Park and a ten-year professional player in both the ABA and NBA, Mr. Elmore has been a Broadcast Analyst for the BIG Ten Network since November 2020. Since August 2018, Mr. Elmore has served as Senior Lecturer in Discipline at the Columbia University School of Professional Studies Sports Management Program. Mr. Elmore’s prior business experience includes serving as Chief Executive Officer of iHoops, the official youth basketball initiative of the NCAA and NBA, and as the President of Test University, a leading provider of internet-delivered learning solutions for pre-college students. As a practicing attorney, Mr. Elmore was a Partner with the law firm of Dreier LLP and, before that, Senior Counsel with LeBoeuf, Lamb, et. al. (subsequently, Dewey & LeBoeuf). He began his legal career as an Assistant District Attorney with the King’s County (Brooklyn) District Attorney in New York City. Mr. Elmore has extensive public and private Board experience. Since October 2020, Mr. Elmore has been a member of the Board of Directors of 1800Flowers.com (Nasdaq: FLWS), a leading online and telephonic gift and flower retailer, and he currently chairs its Nominating and Corporate Governance Committee. From 2007 until February 2020, Mr. Elmore served as a Director on the Board of Directors of Lee Enterprises, Inc. (Nasdaq: LEE), a newspaper publishing company, where he served on the Audit Committee. He also sat on the Board of iHoops from its foundation. Mr. Elmore has been involved for over a decade in public interest endeavors of the John and James L. Knight Foundation’s Knight Commission on Intercollegiate Athletics, whose focus is to develop, promote and lead transformational change that prioritizes the education, health, safety and success of college athletes, and currently serves as one of the Commission’s Co-Chairs. He chairs the Commission’s Racial Equity Task Force and is a member of its Leadership Committee. He also is on the Board of Advisors of the Shirley Povich Center for Sports Journalism at the University of Maryland College Park Merrill School of Journalism. He received a J.D. from Harvard Law School and a B.A. from the University of Maryland.

We believe Mr. Elmore’s legal education and professional experience, experience as an executive in the public and private sectors, experience on the Boards and on the Nominating and Governance and Audit Committees of other public companies, demonstrated commitment to social justice, safety and promotion of diversity, and his experience as a professional athlete and television commentator, qualify him to serve on our Board and also bring the board important leadership qualities and a high degree of financial literacy. Mr. Elmore is African-American and is one of three directors on our board who has self-identified as belonging to an underrepresented racial, ethnic, or other minority group, which diversity we believe adds to the quality, depth, and perspective of the Board.

David North has been Chief Financial Officer since August 2020. He previously served as Vice President and Corporate Controller, from October 2017 to January 2020, at Velcro Group Corp., a multinational manufacturer with operations in North America, South America, Asia and Europe. From July 2011 to October 2017, Mr. North served as Corporate Controller for the L.S. Starrett Company (NYSE:SCX), a manufacturer of measurement tools with operations in North America, Brazil, China and Europe. Mr. North did not have any other employment during the past two years. He began his career at Deloitte and Touche. Mr. North is a Certified Public Accountant registered in the state of New York. He received a M.S. in Accounting from New York University, and a B.A. from Dartmouth College.

Lisa Wager has been Corporate Secretary since April 2019 and our Chief Governance Officer since December 2021. She previously served as the Company’s Chief Legal Officer from October 2018 to December 2021. Ms. Wager did not have any other employment subsequent to February 2017. Previously, Ms. Wager was in private practice for over 20 years, most recently as a Partner with the law firm of Morgan Lewis. Ms. Wager was as a law clerk to Hon. John F. Keenan, United States District Judge for the Southern District of New York. She received a J.D. from Columbia Law School and a B.S. from Union College.

         Michael Gillespie has been Chief Operating Officer since August 2021. Mr. Gillespie has more than 30 years of experience managing large domestic and international manufacturing operations. From 1996 to January 2019, he was employed by Linear Technology (now part of Analog Devices), a manufacturer of semi-conductors, since 2016 as General Manager of its Wafer Fab Operations. Previously, he was a Managing Director of Global Assembly Operations, responsible for the turnaround of underperforming operations, including inventory management, cycle times, and back-end output, among other things. Mr. Gillespie did not have any other employment during the last three years. During his 23 years with Linear Technology, Mr. Gillespie also held roles as Director of Sales in the Western U.S. and Canada, Pacific Northwest Sales Manager, and Technical Sales Engineer. Previously Mr. Gillespie worked as a wafer fabrication process engineer at International Rectifier Corporation from 1991 to 1996, and at Unisys Corporation from 1989 to 1991. He received a BS in Electrical Engineering from the University of California at San Diego.

Luan Pham has been Chief Revenue and Marketing Officer since April 2021, and joined the Company as Chief Marketing Officer in January 2021. He previously served as Chief Revenue and Marketing Officer, from June 2017 to December 2020, of Laird Superfood, Inc., a creator of plant-based food products. Immediately before joining Laird, and since January 2012, Mr. Pham was Head of Marketing for Condé Nast's Golf Digest. Previously, Mr. Pham was Senior Director of Marketing for Golf and Tennis at Ralph Lauren. Mr. Pham received a B.A. from California State University, Fullerton.

Michael Wager has been Chief Strategy Officer since June 28, 2021 and, since January 2018, Mr. Wager has served as Senior Counsel to Taft Stettinius & Hollister LLP (Partner 2011-2017), outside counsel to the Company from October 2020 to December 2021. Since 2011 Mr. Wager has been an adjunct faculty member in the department of Political Science at Case Western Reserve University College of Arts and Sciences. Prior to joining the Taft law firm, Mr. Wager was a Partner at the law firm of Squire Patton & Boggs LLP. Since October 2021, he has been a member of the Board of Directors of SPAR Group, Inc (Nasdaq: SGRP) and its Governance and Audit Committees. Since 1988, Mr. Wager has served on the board of Michael Anthony Holdings Inc. (formerly Michael Anthony Jewelers Inc. (Nasdaq: MAJJ), and he previously was on the board of Cascal N.V. a Dutch-based NYSE listed private utility company. Mr. Wager also has been a member and Chair of the Board of Directors of a Cleveland-based private equity firm, a member and Chair of the Board of Directors of the Cleveland-Cuyahoga County Port Authority, and a member of the White House Business Council. Mr. Wager recieved a J.D. from New York University School of Law, an M.A. from Columbia University, and a B.A. from The American University, Washington, D.C.

Family Relationships

There are no family relationships between any of our officers or directors except that Lisa Wager, our Chief Governance Officer and Corporate Secretary, and Michael Wager, our Chief Strategy Officer, are cousins by marriage.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met virtually (via Zoom) an aggregate of nine times during fiscal year ended November 30, 2021 and also acted by unanimous written consent. Each director was present at least 80% of the Board of Directors meetings held while such individual was a director. Executive sessions or meetings of outside (non-management) directors without management present are included on the agenda for each regularly scheduled Board of Directors meeting for a general discussion of relevant subjects. During the fiscal year the independent directors held one executive session following a Board meeting and three additional executive sessions following Audit Committee meetings, each of which included meeting in camera with the Company’s independent auditors.

Board Committees

During the fiscal year ended November 30, 2021, the Company had established an Audit Committee, Compensation Committee, and a Nominating and Corporate Governance Committee. During the fiscal year ended November 30, 2021, the Audit Committee met virtually (over Zoom) five times, the Compensation Committee met virtually four times, and the Nominating and Corporate Governance Committee met virtually three times as a committee, and also conducted individual and committee interviews of board candidates. Since December 1, 2022, the Board also has established an Ad Hoc Committee of Independent Directors that oversaw the establishment and procedures related to the Company’s Stock Repurchase Program, and a Product Safety Committee.

Audit Committee

Our Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 5605(c) of the Marketplace Rules of Nasdaq. It exercises sole authority with respect to the selection, appointment, oversight of and, where appropriate, replacement of the Company’s independent registered public accounting firm and the terms of its engagement including compensation; reviews the policies and procedures of the Company and management with respect to maintaining the Company’s books and records and cybersecurity; reviews with the independent registered public accounting firm, upon the completion of its audit, the results of the auditing engagement and any other recommendations the independent registered public accounting firm may have with respect to the Company’s financial, accounting or auditing systems; and reviews with the independent registered public accounting firm, upon the completion of its quarterly review of the Company’s financial statements, the results of the quarterly review and any other recommendations the independent registered public accounting firm may have in connection with such quarterly reviews. Our Audit Committee also is responsible for, among other things, assisting our Board of Directors with oversight of: (1) the integrity of our financial statements; (2) legal, ethical and risk management compliance programs; (3) our systems of internal accounting and financial reporting control. The Audit Committee meets periodically with selected members of management, including the CFO, CEO, COO and others to discuss risk topics, including cybersecurity procedures, material weaknesses if any, and any risks identified to it by management or by the Company’s independent registered public accounting firm. The Committee also receives whistleblower reports and oversees compliance with the Company’s insider trading program among other things.

Our Audit Committee members are Herbert Hughes (Chair), Chris Lavern Reed, and Emily Rooney. From December 1, 2020 until his retirement in September 2021 Clive Denis Bode was a member of the Audit Committee. Following his retirement, Ms. Rooney was appointed to complete Mr. Bode’s remaining Board term and to serve on the Audit Committee. Each of these present and former Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. Our Nominating and Governance Committee and the Board have determined that Herbert Hughes is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of the other committee members has the level of ‘financial literacy” required by the applicable rules and regulations of the SEC. Herbert Hughes serves as Chairman of our Audit Committee. During fiscal year 2021, each current member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director's tenure as a member of the Audit Committee.

Compensation Committee

Our Compensation Committee is responsible for, among other things, reviewing and recommending to our Board of Directors: (1) compensation levels of our Chief Executive Officer and other executive officers, including salaries, participation in incentive compensation plans and other forms of compensation; (2) reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our executive officers; and (3) the compensation of our outside directors. The Compensation Committee also administers our equity incentive plan.

Many key compensation decisions are made during the first quarter of the fiscal year as the Compensation Committee meets to: review performance for the prior year, determine awards under our incentive plans, and set compensation targets and objectives for the coming year. However, our Compensation Committee also views compensation as an ongoing process and may convene special meetings in addition to its regularly scheduled meetings throughout the year for purposes of evaluation, planning and appropriate action. The Compensation Committee meets with the Chief People Officer on topics related to Human Capital Resources including employee turnover, retention or recruitment challenges, diversity, employee satisfaction, and new benefits under consideration. In response to the challenges to recruitment and retention of key personnel posed by the current work force shortage, the Committee recently engaged FW Cook, an independent compensation consultant to review and make recommendations to support retention and recruitment.

The members of our Compensation Committee are Herbert Hughes and Chris Lavern Reed. From December 1, 2020 until his retirement in September 2021, Clive Denis Bode was Chair of the Compensation Committee. Following Mr. Bode’s resignation, Mr. Reed was appointed to the Committee and Mr. Hughes, its senior remaining member, was appointed to Chair the Committee. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act and is “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. During fiscal year 2020, each member of the Compensation Committee was present at 100% of the Compensation Committee meetings held during such director's tenure as a member of the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee is responsible for assisting our Board of Directors by: (1) identifying individuals qualified to become members of our Board of Directors and its committees; (2) recommending to our Board of Directors nominees for election to the Board at the annual meeting of stockholders; and (3) assisting our Board of Directors in assessing director performance and the effectiveness of the Board of Directors as a whole. The Committee annually reviews the Board’s and each Committee’s charter and composition in terms of the to evaluate the breadth and depth of its substantive knowledge on topics related to general financial risk management, risks specific to the Company, strategic direction and other matters related to its oversight and guidance of management, as well as in view of developments in the business and the legal and regulatory environment and makes recommendations to Committees and the Board to improve oversight and strengthen its resources. While the Board currently consists of one member of management and four independent directors, the board evaluates candidates brought to its attention on a rolling basis and may recommend additional Board members to provide relevant expertise and experience. Diversity of background, experience, gender, and racial and ethnic identity are considered by the Committee in board recruitment. The board’s five current members include individuals with diverse backgrounds in manufacturing, finance, business, law, public service, the media, and law enforcement. Four individuals add racial, ethnic or gender diversity: one woman, two men who identify as African American, and one man who is a member of a Native American tribe.

The members of our Nominating and Corporate Governance Committee are Chris Lavern Reed (Chair) and Herbert Hughes and Leonard Elmore. Until his retirement effective November 30, 2021, Paul Jensen was Chair of the Committee. Mr. Elmore was appointed to the Committee upon joining the Board in December 2021 and Mr. Reed was appointed Chair to succeed Mr. Jensen. Mr. Bode was a member of the Committee until his retirement in September 2021, following which Mr. Hughes was appointed to complete Mr. Bode’s term.  All current members of the Nominating and Corporate Governance Committee are “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq.

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics is available free of charge on our website at ir.byrna.com. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at ir.byrna.com. The Company also has a formal Whistleblower Policy and Insider Trading Policy. All employees and directors are required to pre-clear trades in our securities and entry into 10b5-1 plans with our compliance officer and are subject to regular quarterly blackout periods as well as special blackout periods when appropriate.

Director Independence

Our Board of Directors is comprised of a majority of independent directors as defined in Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. In fact, 80% of our directors are independent. Our Board of Directors has reviewed the independence of our directors under the applicable standards of Nasdaq. Based on this review, our Board of Directors determined that each of the following directors is independent under those standards: Herbert Hughes, Chris Lavern Reed, Leonard Elmore, and Emily Rooney. Clive Dennis Bode also was independent under applicable standards during his tenure on the Board. Each Board Committee is 100% comprised of independent directors. In December 2021 Herbert Hughes was appointed as Lead Independent Director. During 2021 the independent directors held a total of four executive sessions.

Stockholder Nomination Procedures

As of the date of this Report, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Delinquent Section 16(A) Reports

The Company became subject to Section 16(a) of the Exchange Act when its stock was listed for trading on Nasdaq effective May 28, 2021. Our executive officers, Directors and beneficial owners of more than 10% of our Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us.

Based solely on a review of the copies of the reports furnished to us, and written representations from certain reporting persons that no other reports were required, we believe that during the year ended November 30, 2021, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, other than: (i) forms 3’s filed on June 11, 2021 by or on behalf of Bryan Ganz, Herbert Hughes, Paul Jensen, Clive Bode, David North, and Lisa Wager (ii) forms 3 filed on August 4, 2021 by or on behalf of Michael Wager; (iii) forms 4 filed on August 4, 2021on behalf of Michael Wager, Bryan Ganz, David North, Chris Lavern Reed, and Lisa Wager, (iv) form 3 filed on September 9, 2021 by or on behalf of Michael Gillespie, (v) form 3 filed on October 18, 2021 on behalf of Emily Rooney, (vi) form 3 filed on November 2, 2021 by Pierre Lapeyre, (vii) form 4 filed on or on behalf of Herbert Hughes on March 2, 2022, and (vii) form 3 filed on March 25 by or on behalf of Luan Pham.

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

During fiscal year 2020, the Compensation Committee engaged independent compensation consultant Korn Ferry to provide the Compensation Committee with independent advice regarding incentive plan design, performance measurement, design and use of equity compensation and relevant market practices and trends with respect to the compensation of our executive officers and senior management, as well as head hunting services. Korn Ferry prepared reports, delivered presentations and engaged in discussions with the Compensation Committee on executive compensation matters. Korn Ferry also reviewed and provided recommendations regarding director compensation. This included a review of a peer group with similar business models to the Company’s models. The Compensation Committee considered the recommendations from the independent compensation consultant when reviewing and determining compensation matters to recommend to the full board. The Compensation Committee assessed the independence of Korn Ferry in accordance with SEC rules and regulations and concluded that no conflict of interest exists that prevented them from being independent consultants to the Compensation Committee.

No compensation consultant was engaged during fiscal year 2021. In early 2022, the Compensation Committee engaged independent compensation consultant FW Cook to provide it with independent advice as to the reasonableness of management and board compensation relative to peers and on the appropriateness of the compensation structure to meet the Company’s business strategy and human resources objectives, including to make recommendations to ensure the Long Term Incentive program is meaningful and motivating to participants.

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

Short-Term Incentives

We pay annual cash incentive compensation to our executive officers related to individual performance targets. We balance the security provided by a base salary with the “at-risk” feature of annual incentive compensation to attract and retain top quality employees and provide proper incentive to enhance the value of the Company’s common stock for its stockholders.

Long-Term Incentives

We link compensation levels with performance results to motivate, incent and retain employees and to seek to ensure sustained alignment with stockholder interests by providing equity-based awards to our executive officers under our 2020 Equity Incentive Plan (the “Plan”). We believe equity awards provide an important recruitment, motivational, and retention tool for our executive officers and other key employees, particularly in the extremely competitive current market. Long-term incentives available under the Plan include consist of equity-based awards, including restricted stock, restricted share units, stock appreciation rights and stock options. The Compensation Committee implements multi-year performance periods and time and performance based vesting conditions to seek to facilitate the motivation and retention of key employees.

Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended November 30, 2021 and 2020. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal year ended November 30, 2021 whose salary and bonus for services rendered in all capacities exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Ganz(2)	2021	450,000	337,500	—	—	—	—	—	787,500
Chief Executive Officer	2020	345,000	362,500	3,347,529	—	—	—	—	4,055,029
David North(3)	2021	250,000	80,000	—	—	—	—	—	330,000
Chief Financial Officer	2020	62,500	25,288	375,519	—	—	—	—	463,307
Lisa Wager(4)	2021	225,000	75,000		—	—	—	—	300,000
Chief Legal Officer	2020	202,078	45,000	1,023,949	—	—	—	—	1,271,027

Notes:

(1)
All stock-based awards reported for the years ended November 30, 2021 and November 30, 2020 were restricted stock units that have not vested and will not vest unless the employee continues to be employed by the Company on a future date specified as detailed below with respect to each employee, in addition to other performance conditions and subject to the terms of the governing plan, the grant, and related grant agreements. The grant date fair value of these stock- based awards was determined using Monte-Carlo simulation model.

(2)	The stock-based award to Mr. Ganz reported for the year ended November 30, 2020 was a term of his employment agreement effective August 31, 2020, subject to shareholder approval, the terms of which employment agreement were approved by 99.533% of the stockholders voting at the Annual Meeting held on November 19, 2020. The restricted stock units have not vested and will not vest unless he continues to be employed by the Company through August 31, 2023 in addition to other performance conditions, and subject to the terms of the grant agreement.

(3)
David North became the Company’s Chief Financial Officer on August 31, 2020 and his 2020 salary reported is pro-rated for such period of time. His stock-based awards have not vested and will not vest unless he continues to be employed by the Company through December 1, 2023 in addition to other performance conditions, and subject to the terms of the grant agreement.

(4)
The stock-based award to Ms. Wager reported for the year ended November 30, 2020 was a grant of restricted stock units that have not vested and will not vest unless she continues to be employed by the Company through August 31, 2023 in addition to other performance conditions, and subject to the terms of the grant agreement.

Employment Agreements

Bryan Ganz

The Board of Directors and, on November 19, 2020 the stockholders of the Company approved, an employment with Bryan Ganz effective August 31, 2020 (the “Ganz Agreement”). The Ganz Agreement provides that Mr. Ganz will be paid an annual salary for $450,000, and a target bonus of 100%, of his base salary, subject to his achievement of criteria established by the Compensation Committee. In addition, in consideration of Mr. Ganz’ rendering of services thereunder, Byrna issued to Mr. Ganz 900,000 RSUs, (on a post-reverse split basis) under the 2020 Plan, which RSUs will vest (i) one-third when Byrna’s stock trades above $20.00 on a 20-day closing volume weighted average price (“VWAP”), one-third when Byrna’s stock trades above $30.00 on a 20-day VWAP, and (iii) one-third when Byrna’s stock trades above $40.00 on a 20-day VWAP (all stock price triggers have and shall be adjusted to account for stock splits and reverse stock splits); provided, that Mr. Ganz must remain employed by Byrna for three years from the effective date of the Ganz Agreement (subject to certain terms therein) for any of the units to vest. Mr. Ganz is also entitled to participate in any employee benefit plans maintained by Byrna on behalf of its employees.

The Ganz Agreement has a three-year term, with optional renewal by mutual agreement of the Company and Mr. Ganz.

In connection with the Ganz Agreement, Byrna and Mr. Ganz entered into a Non-competition and Non-solicitation Agreement, covering period of 12 months from the date of termination of Mr. Ganz’ employment.

David North

Effective August 31, 2020, Mr. North was appointed by the Board of Directors as Chief Financial Officer. In connection with Mr. North’s appointment as the Company’s Chief Financial Officer, he accepted an offer letter from the Company (the “Offer Letter”). The Offer Letter provides that Mr. North will be paid an annual base salary of $250,000 and may be eligible for a discretionary bonus. It further provided that Mr. North was expected to receive 600,000 restricted stock units (60,000 on a post-reverse split basis) that will vest based upon his time at the Company and the Company’s stock price appreciation. The offer letter also included an offer of employee benefits, including health insurance.

Potential Payments upon Termination or Change of Control

In the event of termination of the Employment Agreement by Mr. Ganz for good reason or by Byrna without cause, Mr. Ganz will be entitled to receive (subject to his execution of a release): (a) the accrued amounts (i.e. any accrued but unpaid base salary and accrued by unused vacation, reimbursement for business expenses properly incurred, and employee benefits to which Mr. Ganz is entitled under employee benefit plans as of the termination date); (b) twelve months base salary plus an amount equal to the target bonus amount; (c) extended time to satisfy the price vesting triggers on the RSUs; and (d) reimbursement for monthly COBRA premiums paid by Mr. Ganz until the earliest of (i) the twelve month anniversary of the termination, (ii) termination of COBRA eligibility; and (iii) the date on which Mr. Ganz becomes eligible to receive substantially similar coverage from another source.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of our 2021 Named Executive Officers as of November 30, 2021:

STOCK AWARDS

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested(1) ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Bryan Ganz	60,000	—	—	1.90	12/30/2024	300,000	4,416,000	600,000	8,832,000
David North	—	—	—	—	—	20,000	294,400	40,000	588,800
Lisa Wager	51,000	—	—	1.90	12/30/2024	50,000	736,000	100,000	1,472,000

(1)
All unvested stock-based awards listed are restricted stock units that will not vest until the third anniversary of the grant and only if certain performance triggers have been satisfied. See notes to the Summary Compensation Table above for vesting terms of the unvested restricted stock units held by Messrs. Ganz and North and Ms. Wager.

Pension Plan Benefits and Defined Contribution Plans

The Company does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Compensation of Directors

The following table summarizes the director compensation for all of our non-employee directors for fiscal year 2021:

Name(1)	Fees earned or paid in cash ($)	Stock-based Awards ($)(2)(3)	Total ($)
Paul Jensen	60,000	57,075	117,075
Herbert Hughes	65,000	57,075	122,075
Chris Lavern Reed	55,000	57,075	112,075
Clive Bode	48,177	57,075	105,252
Emily Rooney	9,167	—	9,167

(1)
Bryan Ganz, our Chairman and Chief Executive Officer, is not included in this table as Mr. Ganz is our employee, and thus received no compensation for his service as a director. The compensation received by Mr. Ganz as an employee of the Company is shown in the Summary Compensation Table earlier in this Report.

(2)	All stock-based awards were restricted stock units valued here as of the grant date.

(3)
The number of option awards outstanding at our 2021 fiscal year end and held by the non-employee directors as of that date were as follows: 8,750 for Paul Jensen; 17,500 for Herbert Hughes; and zero for Chris Lavern Reed, Clive Bode and Emily Rooney.  The number of restricted stock unit awards outstanding at our 2021 fiscal year end and held by the non-employee directors as of the that date were as follows: 3,873 for Paul Jensen; 3,873 for Herbert Hughes; 3,873 for Chris Lavern Reed; zero for Clive Bode; and zero for Emily Rooney.

During the year ended November 30, 2021, stock and cash compensation granted to each non-employee member of the Board of Directors was determined by the Compensation Committee based on certain criteria set in the 2020 fiscal year following consultation with a compensation consultant including peer data and goals including incentive and retention (discussed above). Each director who served a full year received 3,873 restricted stock units and $55,000, and each director who served less than a full year, but served as a director through the end of the fiscal year, received a pro-rated portion of the same. Mr. Bode, who resigned before the completion of his term of service, received a prorated portion of the $55,000 cash compensation and the same restricted stock units as the other directors listed above but subsequently forfeited those restricted stock units. Ms. Rooney, who joined the Board effective October 1, 2021, received a pro-rated award of cash and stock-based awards. Her stock-based award of 626 restricted stock units, valued at $14,348, is not reflected in the table above because it was not granted until after the end of the fiscal year. In addition, fixed cash amounts were granted to the chairs of the board committees and, where chairs departed during the fiscal year, such amount was awarded pro rata based on months served. The full-year stipend amounts for fiscal year 2021 were $10,000 for service as the chair of the Audit Committee, $7,500 for service as the chair of the Compensation Committee, and $5,000 for service as the chair of the Nominating and Corporate Governance Committee. The Lead Independent Director will be entitled to a cash fee of $25,000 starting with fiscal year 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2022, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of March 24, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 22,910,288 shares of our common stock issued and outstanding as of March 24, 2022.

Common stock subject to stock options currently exercisable or exercisable within 60 days of March 24, 2022 are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Names and Address(1)	Common Stock	Percent of Class
Greater Than 5% Shareholders
Pierre Lapeyre Jr. c/o Riverstone Holdings LLC 712 Fifth Avenue, 36th Floor New York, NY 10019	2,891,943	12.62%
Named Executive Officers
Bryan Scott Ganz(2)	1,077,050	4.70%
Lisa Wager(3)	231,389	1.01%
David North	2,381	*
Non-employee Directors
Leonard Elmore	—	*
Herbert Hughes(4)	126,241	*
Chris Lavern Reed	3,751	*
Emily Rooney	—	*
All Executive Officers and Directors as a group	1,464,677	6.39%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Byrna Technologies Inc., 100 Burtt Road, Suite 115, Andover, Massachusetts 01810.

(2)
Consists of (i) 525,638 shares of common stock owned by Mr. Ganz in his individual capacity, (ii) 478,059 shares of common stock owned by Northeast Industrial Partners LLC, of which Mr. Ganz is the majority holder, and (iii) 70,753 and 2,600 shares of common stock owned by the Judith Ganz Trust and the David Ganz Trust, respectively, of which Mr. Ganz is the trustee.

(3)	Consists of (i) 197,758 shares of our common stock owned by Ms. Wager, and (ii) options exercisable into 33,631 shares of our common stock within 60 days of March 24, 2022.

(4)	Consists of (i) 108,741 shares of our common stock owned by Mr. Hughes, and (ii) options exercisable into 17,500 shares of our common stock within 60 days of March 24, 2022.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 13, 2018, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with André Buys pursuant to which the Company purchased certain intellectual property from Mr. Buys for consideration to consist of a first payment of cash at the closing and a second payment of $500,000 cash or $750,000 in Company’s common stock (the “Second Payment”), and engaged him as its Chief Technology Officer (“CTO”). Under the Purchase and Sale Agreement, the Company is prohibited from terminating Mr. Buys without cause prior to April 13, 2021. On December 19, 2019, the Company and Buys entered into an amendment to the Agreement (the “Amendment”) which provided, among other things, that in lieu of the Second Payment the Company would issue to Mr. Buys (and/or his designees) shares of restricted common stock of the Company valued at $630,000 as soon after the effective date of the Amendment as it is approved by the Company's Board. The Company also agreed to make an additional cash payment of $80,000 to Mr. Buys, which has been paid. Under the Amendment the number of shares to be issued was to be calculated based on the average closing price of the Company's stock for the 20 days before the Amendment was signed and approved by the Board, both of which occurred on December 19, 2019. The Amendment also terminated Mr. Buys' security interest in and reversionary rights to the intellectual property covered by the Agreement, modified certain terms of the Purchase and Sale Agreement relating to royalties, raised Mr. Buys' compensation as CTO to $12,500 per month and provided that, upon Mr. Buy's relocation to Boston, he would become a full-time employee of the Company and earn a salary of $14,000 per month plus certain benefits. The Company expensed $389,992 and $204,813 and $8,333 for royalties due to Mr. Buys during the years ended November 30, 2021, 2020, and 2019 respectively. The Company also recorded stock-based compensation expense of $6,341, $16,909, and $16,909 during the years ended November 30, 2021, 2020, and 2019 respectively, related to stock options granted to Buys in 2018 to acquire 1,500,000 shares of common stock (150,000 shares on a post-reverse split basis).

The Company leased office premises at Wakefield, Massachusetts for rent, utilities and maintenance charge of approximately $2,476 per month from a corporation owned and controlled by the Company’s President and, effective April 1, 2019, CEO of the Company. This lease was terminated on June 30, 2020. The Company expensed $19,810 for these items during the year ended November 30, 2020. The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by the same individual beginning July 1, 2020. Sublease payments received were $12,040 and $0 for the years ended November 30, 2021 and November 30, 2020, respectively.

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

Limitation of Liability and Indemnification of Directors and Officers

We are incorporated under the laws of the State of Delaware. Section 145 of the Delaware General Corporation Law (“DGCL”) provides that a Delaware corporation may indemnify any persons who are, or are threatened to be made, parties to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of such corporation), by reason of the fact that such person is or was an officer, director, employee, or agent of such corporation, or is or was serving at the request of such corporation as an officer, director, employee, or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit, or proceeding, provided that such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the corporation’s best interests and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his or her conduct was illegal. A Delaware corporation may indemnify any persons who are, or are threatened to be made, parties to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person is or was a director, officer, employee, or agent of such corporation, or is or was serving at the request of such corporation as a director, officer, employee, or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit, provided that such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the corporation’s best interests, except that no indemnification is permitted without judicial approval if such person is adjudged to be liable to the corporation. To the extent that a present or former officer or director is successful on the merits or otherwise in the defense of any action, suit, or proceeding referred to above, or in the defense of any claim, issue, or matter therein, the corporation must indemnify him or her against the expenses (including attorneys’ fees) that such officer or director has actually and reasonably incurred. Our Certificate of Incorporation, as amended, provides that our directors will not be personally liable to the company or our stockholders except for liability (i) for any breach of the director’s duty of loyalty to the company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived improper personal benefit. In addition, our Bylaws, as amended, provides for the indemnification of our directors and officers to the fullest extent permitted by law.

Section 102(b)(7) of the DGCL permits a corporation to provide in its Certificate of Incorporation, as amended, that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duties as a director, except for liability for any:

•	breach of a director’s duty of loyalty to the corporation or its stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or redemption of shares; or

•	transaction from which the director derives an improper personal benefit.

Our Bylaws, as amended, provide that expenses incurred by any director in defending any such action, suit or proceeding in advance of its final disposition shall be paid by us, provided such director must repay amounts in excess of the indemnification such director is ultimately entitled to.

We have entered into indemnification agreements with our directors, executive officers and certain other officers and agents pursuant to which they are provided indemnification rights that are broader than the specific indemnification provisions contained in the DGCL.

Section 174 of the DGCL provides, among other things, that a director who willfully or negligently approves of an unlawful payment of dividends or an unlawful stock purchase or redemption may be held liable for such actions. A director who was either absent when the unlawful actions were approved, or dissented at the time, may avoid liability by causing his or her dissent to such actions to be entered on the books containing the minutes of the meetings of the board of directors at the time such action occurred or immediately after such director receives notice of the unlawful actions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES :

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by EisnerAmper LLP, the principal accountant for the audit of the Company's financial statements and review of financial statements included in the Company's reports for the fiscal years ended November 30, 2021 and November 30, 2020.

	2021	2020
Audit Fees	$443,040	$218,547
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	96,435	20,384
TOTAL	$539,475	$238,931

(1)
Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, review of our 2021 S-1 filings and assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no audited-related fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2021 and 2020.

(3)
Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2021 and 2020.

(4)
All Other Fees include professional services rendered by EisnerAmper LLP, for compliance with state and local sales taxes and an analysis of the impact of Internal Revenue Code section 382 on the availability of the Company’s past net operating losses for application against future income taxes.

All of the services performed in the fiscal years ended November 30, 2021 and 2020 were pre-approved by the Audit Committee. It is the Audit Committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The audit committee’s authority to pre-approve non-audit services may be delegated to one or more members of the audit committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. In addition, the audit committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits.

The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

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

21.1	List of Registrant's Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2022)

23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2022)

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2022)

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2022)

31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.4*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 11, 2022)

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

Date: March 30, 2022	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	March 30, 2022
Bryan Ganz	(Principal Executive Officer)

/s/ David R. North	Chief Financial Officer	March 30, 2022
David R. North	(Principal Financial Officer and Principal Accounting Officer)

/s Leonard Elmore	Director	March 30, 2022
Leonard Elmore

/s/ Herbert Hughes	Director	March 30, 2022
Herbert Hughes

/s/ Chris Lavern Reed	Director	March 30, 2022
Chris Lavern Reed

/s/ Emily Rooney	Director	March 30, 2022
Emily Rooney