Form 10-Q
period 2022-02-28
Byrna Technologies Inc.
filed 2022-04-06
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 1, 2022, the Company had 23,965,537 issued and 22,915,288 outstanding shares of common stock.

TABLE OF CONTENTS

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	February 28,	November 30,
	2022	2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,701	$56,308
Restricted cash	—	92
Accounts receivable, net	1,101	1,658
Inventory, net	12,072	6,613
Prepaid expenses and other current assets	1,934	1,490
Total current assets	59,808	66,161
LONG TERM ASSETS
Patent rights, net	3,612	3,668
Deposits for equipment	2,046	1,293
Right-of-use asset, net	1,444	1,086
Property and equipment, net	2,043	1,972
Goodwill	816	816
Other assets	727	318
TOTAL ASSETS	$70,496	$75,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,744	$6,996
Operating lease liabilities, current	498	463
Deferred revenue, current	361	720
Total current liabilities	7,603	8,179
LONG TERM LIABILITIES
Deferred revenue - non-current	415	405
Operating lease liabilities, non-current	1,071	632
Total liabilities	9,089	9,216

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Series A Preferred Stock, 1,500 shares designated, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized. 23,960,588 shares issued and 23,664,369 outstanding as of February 28, 2022 and, 23,754,096 shares issued and outstanding as of November 30, 2021	23	23
Additional paid-in capital	120,767	119,589
Treasury stock (296,168 and 0 shares purchased, respectively)	(2,654)	—
Accumulated deficit	(56,719)	(53,498)
Accumulated other comprehensive loss	(10)	(16)

Total Stockholders’ Equity	61,407	66,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,496	$75,314

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	February 28,
	2022	2021
Net revenue	$7,977	$8,893
Cost of goods sold	3,363	4,153
Gross profit	4,614	4,740
Operating expenses	8,023	5,151
LOSS FROM OPERATIONS	(3,409)	(411)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	178	(22)
Interest income (expense)	1	(27)
Other income - forgiveness of Paycheck Protection Program loan	—	190
Other expenses	(111)	(2)
LOSS BEFORE INCOME TAXES	(3,341)	(272)
Income tax benefit	120	—
NET LOSS	(3,221)	(272)

Foreign currency translation adjustment for the period	6	58
COMPREHENSIVE LOSS	$(3,215)	$(214)

Net loss per share – basic and diluted	$(0.14)	$(0.02)
Weighted-average number of common shares outstanding - basic and diluted	23,790,382	14,886,721

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended
	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,221)	$(272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	812	693
Incentive compensation	472	—
Forgiveness of Paycheck Protection Program loan	—	(190)
Depreciation and amortization	175	88
Operating lease costs	16	24
Changes in assets and liabilities:
Accounts receivable	569	554
Deferred revenue	(350)	(3,574)
Inventory	(5,416)	(2,512)
Prepaid expenses and other current assets	(429)	621
Other assets	(419)	(6)
Accounts payable and accrued liabilities	(740)	(1,061)
Operating lease liabilities	99	(20)
NET CASH USED IN OPERATING ACTIVITIES	(8,432)	(5,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(915)	(25)
NET CASH USED IN INVESTING ACTIVITIES	(915)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	—	134
Proceeds from stock option exercises	366	22
Payment of debt issuance costs	—	(54)
Repurchase of common stock	(2,654)	—
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(2,288)	102
Effects of foreign currency exchange rate changes	(64)	143
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(11,699)	(5,435)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	56,400	9,656
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$44,701	$4,221

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2022 and 2021

(Amounts in thousands except share numbers)

(Unaudited)

	Series A				Treasury		Additional		Accumulated Other
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Loss) Income	Total
Balance, November 30, 2021	—	$—	23,754,096	$23	—	$—	$119,589	$(53,498)	$(16)	$66,098
Stock-based compensation	—	—	—	—	—	—	812	—	—	812
Issuance of common stock pursuant to exercise of stock options	—	—	202,619	—	—	—	366	—	—	366
Issuance of common stock pursuant to settlements of restricted stock units	—	—	3,873	—	—	—	—	—	—	—
Repurchase of common shares under Stock Buyback Plan	—	—	—	—	(296,168)	(2,654)	—	—		(2,654)
Net loss	—	—	—	—	—	—	—	(3,221)	—	(3,221)
Foreign currency translation	—	—	—	—	—	—	—	—	6	6
Balance, February 28, 2022	—	$—	23,960,588	$23	(296,168)	$(2,654)	$120,767	$(56,719)	$(10)	$61,407

	Series A				Treasury		Additional		Accumulated Other
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares		Shares		Shares		Capital	Deficit	(Loss) Income	Total
Balance, November 30, 2020	1,391	$—	14,852,023	$15	—	$—	$58,581	$(50,215)	$28	$8,409
Issuance of common stock pursuant to exercise of stock options	—	—	14,667	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	—	—	693	—	—	693
Warrant exercises	—	—	53,419	—	—	—	134	—	—	134
Net loss	—	—	—	—	—	—	—	(272)	—	(272)
Foreign currency translation	—	—	—	—	—	—	—	—	58	58
Balance, February 28, 2021	1,391	$—	14,920,109	$15	—	$—	$59,430	$(50,487)	$86	$9,044

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended February 28, 2022 and 2021

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 14,000 square foot facility in located in Fort Wayne, Indiana and a 10,000 square foot manufacturing facility located in Pretoria, South Africa.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.  On May 12, 2021, the Company acquired certain assets of the Mission Less Lethal brand from Kore Outdoor (U.S.), Inc. See Note 6, "Acquisitions". On August 18, 2021, the Company acquired certain assets of Ballistipax® Holdings LLC(“Ballistipax®”). See Note 6, "Acquisitions".

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to February 28, 2022, the Company had incurred a cumulative loss of $56.7 million.  The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generated $8.0 million in revenue and net loss of $3.2 million for the three months ended February 28, 2022.  It still is expected to incur significant losses before the Company's revenues sustain its operations. The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

In July 2021, the Company issued and sold an aggregate of 2,875,000 registered shares of its common stock (including 375,000 shares sold pursuant to the exercise of the underwriters' overallotment option) at a price of $21.00 per share. The net proceeds to the Company, after deducting $4.4 million in underwriting discounts and commissions, and offering expenses, were approximately $56.0 million.  See Note 15, “Stockholders' Equity” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These condensed consolidated financial statements for the three months ended February 28, 2022 and 2021 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2021. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements, the results of its operations for the three months ended February 28, 2022 and 2021, and its cash flows for the three months ended February 28, 2022 and 2021 are not necessarily indicative of results to be expected for the full year.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our Condensed Consolidated Financial Statements. Significant estimates include assumptions about stock-based compensation expense, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, useful life of long-lived assets, and allowance for sales returns.

5.	RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by primarily addressing the following: recognition of a deferred tax liability after transition to/from the equity method, evaluation when a step-up in the tax basis of goodwill should be related to a business combination or when it should be considered a separate transaction, inclusion of the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income, and recognition of the effect of an enacted change in tax laws or annual effective tax rates in the period the change was enacted. The guidance is effective for the Company in the first quarter of 2022. Several of the amendments in the update are required to be adopted using a prospective approach, while other amendments are required to be adopted using a modified-retrospective approach or retrospective approach.  The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Guidance Issued But Not Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in the first quarter of 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the condensed consolidated financial statements.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company in December 2023 as long as it remains a smaller reporting company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the condensed consolidated financial statements.

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

Business Combination

On August 18, 2021, the Company acquired Ballistipax®, a developer of single-handed rapidly deployable bulletproof backpacks.  The purchase price of $0.3 million was paid in cash. As part of the transaction, the Company has acquired two patents, finished goods and raw materials inventory.

7.	RESTRICTED CASH

The Company’s restricted cash - current was $0 and $0.1 million at February 28, 2022 and November 30, 2021, respectively. The $0.1 million consists of cash that the Company was contractually obligated to maintain in accordance with the terms of its lease agreement.  The restricted cash was returned back to the Company in January 2022.

8.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, and retail sales to large end-users such as security companies and law enforcement agencies, and through e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The money back guarantee changed from 60 days to 14 days during the last quarter of 2021.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the three months ended February 28, 2022 and 2021 were immaterial.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and are recognized when the product is shipped to the customer.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Allowance for Doubtful Accounts

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance.  To minimize the likelihood of uncollectible debt, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts was approximately $0.01 million as of  February 28, 2022 and  November 30, 2021.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the three months ended February 28, 2022 and the year ended November 30, 2021, are summarized below (in thousands):

	February 28,	November 30,
	2022	2021
Deferred revenue balance, beginning of period	$1,125	$4,902
Net additions to deferred revenue during the period	5,818	33,641
Reductions in deferred revenue for revenue recognized during the period	(6,167)	(37,418)
Deferred revenue balance, end of period	776	1,125
Less current portion	361	720
Deferred revenue, non-current	$415	$405

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended
	February 28,
Distribution channel	2022	2021
Wholesale (dealer/distributors)	$1,755	$1,669
E-commerce	6,222	7,224
Total	$7,977	$8,893

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation as of February 28, 2022 and November 30, 2021, respectively (in thousands):

	February 28,	November 30,
	2022	2021
Computer equipment and software	$293	$275
Furniture and fixtures	272	208
Leasehold improvements	303	157
Machinery and equipment	1,692	1,738
	2,560	2,378
Less: accumulated depreciation	517	406
Total	$2,043	$1,972

The Company recognized approximately $0.1 million in depreciation expense during the three months ended February 28, 2022 and 2021 and $0.03 million is presented in the operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The remaining $0.07 million of depreciation expense is for production machinery and is within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

At February 28, 2022 and November 30, 2021, the Company had deposits of $2.0 million and $1.3 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

10.	INVENTORY

The following table summarizes inventory as of February 28, 2022 and November 30, 2021, respectively (in thousands):

	February 28,	November 30,
	2022	2021
Raw materials	$5,257	$3,175
Work in process	418	428
Finished goods	6,397	3,010
Total	$12,072	$6,613

11.	PATENT RIGHTS

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

On April 13, 2018, the Company entered into a purchase and sale agreement with Andre Buys, ("Buys"), the Company's Chief Technology Officer ("CTO"), pursuant to which the Company purchased certain intellectual property relating to air and/or gas fired long guns or pistols, including pump action launchers and munitions used with such pistols and long guns, including self-stabilizing shaped or “finned” rounds. As part of the agreement, the Company acquired patents with estimated fair value of $0.9 million.  The Company paid for this transaction in cash and through issuance of common stock.   These patents rights have a maximum life of 20 years, expiring on various dates beginning from November 2033 to 2038, and are amortized on a straight-line basis over a period of 15 years.

Patent amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  Total patent amortization expense for the three months ended February 28, 2022 and 2021 were $0.06 million and $0.02 million, respectively.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	February 28,	November 30,
	2022	2021
Trade payables	$4,012	$2,793
Accrued sales and use tax	773	940
Accrued people costs	1,159	2,317
Accrued professional fees	221	617
Other accrued liabilities	579	329
Total	$6,744	$6,996

13.	NOTES PAYABLE

Paycheck Protection Program (“PPP”) Loan

The Company received $0.2 million of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the Coronavirus Aid Relief and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration ("SBA"). The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. On February 10, 2021, the Company received approval from the SBA for $0.2 million of PPP loan forgiveness. This amount was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the three months ended February 28, 2021.

14.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 3.25% on February 28, 2022. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

 Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 3.25% on  February 28, 2022. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  February 28, 2022, there was no outstanding balance on the Revolving Note and the Company had not drawn on the nonrevolving equipment line of credit.  Debt issuance costs related to the line of credit were approximately $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets.  Amortization of $7 thousand for the three months ended February 28, 2022 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

15.	STOCKHOLDERS’ EQUITY

Stock Buyback Plan

On February 16, 2022, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of our common stock from the open market (“Stock Buyback Plan”).  The Company's Stock Buyback Plan has and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Company's Board of Directors specified an expiration date of the sooner of April 30, 2022 or until we reach the aggregate limit of $10 million for the repurchases under the Stock Buyback Plan.  The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

The following table summarizes the treasury stock activity during the three months ended February 28, 2022:

	Number of		Average Cost
	Shares	Cost of Shares	per Share
Shares purchased - December 2021	—	$—	$—
Shares purchased - January 2022	—	—	$—
Shares purchased - February 2022	296,168	2,653,571	$8.96
Total	296,168	$2,653,571	$8.96

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

16.	STOCK-BASED COMPENSATION

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

On February 24, 2021, following the termination of the 2017 Plan, the Company replaced outstanding options under the 2017 Plan with options under the 2020 Equity Incentive Plan. In connection with the adoption of the 2020 Plan, the Company cancelled outstanding option awards granted under the 2017 plan.  There were no substantive changes to the rights of any holder of options granted under the 2017 plan by replacing their award certificates with award agreements under the 2020 plan. The grant dates, exercise prices, expiration dates, and vesting provisions of any of the new award agreements under the 2020 plan that replace the certificates issued under the 2017 plan are identical for each grant and no change in valuation or accounting was required. The Board also amended the definition of Disability in the 2020 Plan to provide that “Disability” has the meaning assigned to such term in any individual employment agreement or award agreement with a plan participant and that if no such definition is provided in an award or employment agreement “Disability” is defined as in the 2020 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense was $0.8 million and $0.7 million for the three months ended February 28, 2022 and 2021, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the first quarter of 2022, the Board of Directors authorized granting of certain RSUs in excess of the limit stipulated under the 2020 Plan. Additionally, the Company agreed to grant 200,000 RSUs to the CTO in exchange for his waiver of rights to future royalty payments. See Note 21, "Commitments and Contingencies - Royalty Payments," for additional information. These RSUs will be issued upon Stockholder's approval at the next Stockholder's meeting of the increase in the number of shares of common stock available for issuance under the 2020 Plan.  Because these awards are contingent on shareholder approval at the next annual shareholder meeting, these RSUs are not considered granted under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation and are treated as obligation to issue RSU's.  The non-cash expense associated with these awards for the first quarter of 2022 has been estimated at $0.5 million based on the Board resolution date as the grant date, along with a Monte Carlo model for double trigger RSUs and a Black Scholes model for simple employment period vesting stock options.  The expense is recognized as employee incentive expense within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  The obligation is included in accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

Restricted Stock Units

During the year ended November 30, 2020, the Company granted employees 1,573,500 restricted stock unit awards (“RSUs”) under the 2020 Equity Incentive Plan.  The employee must remain employed by the Company for three years from the effective date for the RSUs to vest.

During year ended November 30, 2021, the Company granted 174,493 RSUs under the 2020 Equity Incentive Plan. 150,000 of the RSUs have a “double trigger” for vesting based on stock price and time.  The employee must remain employed by the Company for three years from the effective date for the RSUs to vest. 15,493 of the RSUs vest in one year. During the year ended November 30, 2021, 3,873 RSUs were forfeited and canceled.

In November 2021, the Company entered into a severance agreement with an employee. Based on the terms of the agreement, the employee’s previously granted RSUs were reduced to 62,500 RSUs, which vested immediately.  27,500 RSUs and $0.4 million was withheld from the total proceeds for payment of taxes, resulting in net shares granted of 35,000. 87,500 RSUs previously granted but not vested were forfeited and canceled as a result of the severance agreement. The Company recorded total severance expense of $0.9 million.

During the three months ended February 28, 2022 and 2021, the Company granted 0 and 1,573,500 RSUs, respectively. Stock-based compensation expense for the RSUs for the three months ended February 28, 2022 and 2021, was $0.7 million and $0.6 million, respectively.

During the three months ended February 28, 2022, the Company settled 3,873 RSUs to a former board of director.  The Company also forfeited 25,000 RSUs to a former employee who was terminated for cause.  These RSU's did not vest, as they were based on triggers and performance that were not met.  As a result, no expenses were reversed, and going forward no expenses will be recognized.  The forfeited RSUs are returned to the pool.

As of  February 28, 2022, there was $4.9 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.7 years.

The following table summarizes the RSU activity during the three months ended February 28, 2022:

RSUs
Unvested and outstanding as of November 30, 2021	1,594,120
Settled	(3,873)
Forfeited	(25,000)
Unvested and outstanding at February 28, 2022	1,565,247

Stock Options

During the three months ended February 28, 2022 and 2021, the Company granted options to employees and directors to purchase 0 and 12,000 shares of common stock, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.1 million and $0.1 million during the three months ended February 28, 2022 and 2021, respectively.

As of February 28, 2022, there was $0.4 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes option activity under the 2020 Plan during the three months ended February 28, 2022:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2021	586,783
Granted	—	—
Exercised	(202,619)	$1.81
Forfeited	(10,333)	$14.90
Outstanding, February 28, 2022	373,831	$4.08
Exercisable, February 28, 2022	327,832	$2.13

17.	EARNINGS PER SHARE

For the three months ended February 28, 2022 and 2021, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three months ended February 28, 2022 and 2021.

The following table sets forth the allocation of net loss for the three months ended February 28, 2022 and 2021, respectively:

	For the Three Months Ended
	February 28,
	2022	2021
Net loss available to common shareholders	$(3,221)	$(272)

Weighted-average number of shares used in computing net loss per share, basic and diluted	23,790,382	14,886,721
Net loss per share – basic and diluted	$(0.14)	$(0.02)

The Company’s potential dilutive securities, which may include stock options, unvested restricted stock units, convertible preferred stock, and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended
	February 28,
	2022	2021
Series A Preferred Stock	—	4,636,649
Warrants	—	532,319
Stock Options	373,831	687,050
Restricted stock units	1,565,247	1,573,500
Total	1,939,078	7,429,518

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $0 and approximately $0.1 million for royalties due to the Company’s Chief Technology Officer ("CTO"), during the three months ended February 28, 2022 and 2021, respectively.  Balances payable to the CTO for royalties were $0 and $0.1 million as of February 28, 2022 and November 30, 2021, respectively.  The Company terminated the royalty payments in December 2021.  Refer to Note 21, "Commitments and Contingencies - Royalty Payments," for additional information.  The Company also recorded stock-based compensation expense of approximately $0 and $0.004 million during the three months ended February 28, 2022 and 2021, related to stock options granted to Buys in 2018 to acquire 150,000 shares of common stock.  See Note 16, "Stock-Based Compensation," for additional information.

The Company authorized the granting of 200,000 restricted stock units ("RSU's") in exchange to waive all future rights and entitlements to the CTO.  Refer to Note 21, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $4.0 thousand and $5.0 thousand for the three months ended February 28, 2022 and 2021, respectively.

19.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company had entered into a real estate lease for office space in Andover, Massachusetts.  In August 2021, the lease was amended to include additional space and extend the term of the existing space by one year. The new lease expiration date is February 29, 2028.  The base rent is approximately $15.0 thousand per month.

The Company leases office and warehouse space in South Africa that expires in November 2024. The base rent during the three months ended February 28, 2022 is approximately $5.0 thousand per month.  In October 2021, the Company entered into an additional lease in South Africa for a storage facility. The lease expires October 31, 2022.

The Company leased real estate in Fort Wayne Indiana. The lease was to expire on February 28, 2022. In February 2021, the Company entered into a lease termination agreement with the landlord. Upon termination, the Company was required to pay a termination fee of approximately $0.02 million. In November 2021, the Company entered into a lease to replace this facility which will commence in April 2022.  The lease expires March 31, 2027.  In addition, the Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $8.0 thousand per month.

The Company also leases office space in Las Vegas, Nevada. The lease expires on August 31, 2022. The base rent is approximately $4.0 thousand per month.  In anticipation of not renewing the aforementioned space, the Company entered into a new lease on December 1, 2021, which expires on January 31, 2027.  The base rent is approximately $4.0 thousand per month.

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

As of February 28, 2022 and 2021 the elements of lease expense were as follows (in thousands):

	Three Months Ended
	February 28, 2022	February 28, 2021
Lease Cost:
Operating lease cost	$105	$92
Short-term lease cost	4	5
Total lease cost	$109	$97

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$(10)	$86
Operating lease liabilities arising from obtaining right-of-use assets	$421	$182

Operating Leases:
Weighted-average remaining lease term (in years)	5.0	4.9
Weighted-average discount rate	9.2%	9.2%

Future lease payments under non-cancelable operating leases as of February 28, 2022 are as follows (in thousands):

Fiscal Year Ending November 30,
2022 (nine months)	$324
2023	393
2024	403
2025	310
2026	254
Thereafter	270
Total lease payments	1,954
Less: imputed interest	384
Total lease liabilities	$1,570

20.	INCOME TAXES

For the three months ended February 28, 2022 and 2021, the Company recorded an income tax benefit of $0.1 million and $0, respectively. For the three months ended February 28, 2022 and 2021, the effective tax rate was 3.59% and 0%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

21.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement, dated April 13, 2018 and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.025 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon a net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate would begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's upon Stockholder's approval of the increase in the number of shares of common stock available for issuance under the 2020 plan.  The RSU’s will vest two years from January 7, 2022.  As a result, the Company did not recognize any royalty expense in the first quarter of 2022 and did recognize non-cash employee incentive compensation of $0.4 million associated with the obligation to issue RSUs.  Royalty expense for the three months ended  February 28, 2022 and 2021 were $0 and $0.08 million, respectively.

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

The tables below summarize the Company’s revenue for the three months ended February 28, 2022 and 2021, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Total
February 28, 2022	$7,882	$95	$7,977
February 28, 2021	8,457	436	8,893

23.	FINANCIAL INSTRUMENTS

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

During the three months ended February 28, 2022, in comparison to the prior year period, the U.S. dollar strengthened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment gain of $0.01 million and translation adjustment gain of $0.06 million primarily related to the South African rand during the three months ended February 28, 2022 and 2021, respectively.

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, and accounts receivable. The Company maintains cash with high credit quality financial institutions located in the U.S. and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the U.S. in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ended November 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2022 (the “2021 10-K”) the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to the potential global impact of the COVID-19 pandemic, the impact of new strains including Delta and Omicron on our personnel and operations, our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

RESULTS OF OPERATIONS

Results for the first quarter of 2022 demonstrate a continuing demand for our Byrna SD personal security device and growth of the production capacity and administrative and control structures necessary to supply that demand. While revenue decreased, we continue to have high margin direct sales through our website. E-commerce orders account for 78% of total net revenue this quarter.

Over the past year, the structural growth required to manage a larger company with higher sales volumes has required an increase in structural operating expenses such as payroll, insurance and marketing expenses. We also incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

On February 16, 2022, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of our common stock from the open market (“Stock Buyback Plan”).  The Company's Stock Buyback Plan has and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Company's Board of Directors specified an expiration date of the sooner of April 30, 2022 or until we reach the aggregate limit of $10 million for the repurchases under the Stock Buyback Plan.

Three months ended February 28, 2022 as compared to three months ended February 28, 2021:

Net Revenue

Revenues were $8.0 million in the first quarter of 2022 which represents a decrease of $0.9 million or 10.3% as compared to the prior year period revenues of $8.9 million. Orders received during the quarter increased substantially, however, up 45.6% to $8.9 million in the first quarter of 2022 from $6.1 million in the prior year period. The prior year period sales included the fulfillment of approximately $4.0 million of backorders received in prior quarters due to the Company's product being featured on a national news program.  International sales also decreased by $0.3 million from $0.4 million in the first quarter of 2021 to $0.1 million in the first quarter of 2022.  Sales via Amazon were $0.8 million in the first quarter of 2022 compared to $0 in the first quarter of 2021, before that site had been established. Sales to dealers and distributors increased from $1.3 million in the first quarter of 2021 to $1.5 million in the first quarter of 2022.

Cost of Goods Sold

Cost of goods sold was $3.4 million in the first quarter of 2022 compared to $4.2 million in the prior year period. This $0.8 million decrease is primarily due to the decrease in related sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, inspection costs and shipping and handling costs. Gross profit was $4.6 million in the first quarter of 2022, or 57.8% of net revenue, as compared to gross profit of approximately $4.7 million, or 53.3% of net revenue, in the prior year period.  The improvement in gross margin profitability is primarily due to increased production efficiency. Introduction of new, higher margin products also contributed to the improvement in gross profit margin.

Operating Expenses / Loss from Operations

Operating expenses were $8.0 million in the first quarter of 2022, as compared to the prior year period expenses of $5.2 million. This increase is due to the growth of the Company.

During fiscal year 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which increased $1.1 million to $1.3 million for the first quarter of 2022 as compared to $0.2 million in the first quarter of 2021.

The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs increased $0.8 million from $3.1 million in the first quarter of 2021 to $4.0 million in the first quarter of 2022. The increase was mostly due to an increase in non-cash stock compensation and related non-cash incentive compensation which increased $0.5 million from $0.7 million in the first quarter of 2021 to $1.3 million in the first quarter of 2022.

Insurance expense increased from $0.2 million in the first quarter of 2021 to $0.4 million in the first quarter of 2022. Public company regulatory costs increased from $0.1 million in the first quarter of 2021 to $0.4 million in the first quarter of 2022 due to higher Delaware franchise tax. Travel and entertainment costs increased from $0.05 million in the first quarter of 2021 to $0.2 million in the first quarter of 2022.

Income Tax Provision

For the three months ended February 28, 2022 and 2021, the Company recorded an income tax benefit of $0.1 million and $0, respectively. For the three months ended February 28, 2022 and 2021, the effective tax rate was 3.59% and 0%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense; and (v) other expenses. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	February 28,
	2022	2021
Net loss	$(3,221)	$(272)

Adjustments:
Interest (income) expense	(1)	27
Income tax benefit	(120)	—
Depreciation and amortization	175	88
Non-GAAP EBITDA	(3,167)	(157)

Stock-based compensation expense	812	693
Non-cash incentive compensation expense	472	—
Other expenses	111	2
Forgiveness of PPP loan	—	(190)
Severance	46	—
Non-GAAP adjusted EBITDA	$(1,726)	$348

Non-GAAP net loss and non-GAAP net loss per share

Non-GAAP net loss is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) stock-based compensation expense and (ii) other expenses. Our non-GAAP net loss measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP net loss per share by dividing non-GAAP net loss by the average basic shares outstanding for the period. Reconciliation of Non-GAAP comprehensive (loss) income to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	February 28,
	2022	2021
Net loss	$(3,221)	$(272)

Adjustments:
Stock-based compensation	812	693
Non-cash incentive compensation expense	472	—
Other expenses	111	2
Forgiveness of PPP loan	—	(190)
Severance	46	—
NON-GAAP NET (LOSS) INCOME	$(1,780)	$233

Non-GAAP net (loss) income per share — basic	$(0.07)	$0.02
Weighted-average number of common shares outstanding during the period — basic	23,790,382	14,886,721

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and balances of restricted cash as of February 28, 2022 totaled $44.7 million a decrease of $11.6 million from $56.3 million as of November 30, 2021. There was $0 of current restricted cash at February 28, 2022 as compared to $0.1 million for the period ended November 30, 2021.

Operating Activities

Cash used in operating activities was $8.4 million for the three months ended February 28, 2022 compared to cash used in operations of $5.7 million during the prior year period. Net loss was $3.2 million for the three months ended February 28, 2022. Net loss was $0.3 million for the three months ended February 28, 2021. Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash used in operations in the three months ended February 28, 2022. These include stock-based and incentive compensation expenses of $1.3 million, compared to $0.7 million for the three months ended February 28, 2021; depreciation and amortization of $0.2 million compared to $0.09 million for the three months ended February 28, 2021.

During the three months ended February 28, 2022, the growth of the Company was reflected in the use of cash for growing working capital needs. Inventory increased during the first quarter by $5.4 million, compared to $2.5 million for the three months ended February 28, 2021. The increase in inventory is a planned increase to ensure we had the ability to meet demand and to have an inventory buffer as we experienced supply chain difficulties during the prior year.  Deferred revenue decreased $0.4 during the three months ended February 28, 2022, compared to a decrease of $3.6 million for the three months ended February 28, 2021 as we fulfilled backlogged e-commerce orders. Additionally, for the three months ended February 28, 2022, accounts payable and accrued expenses decreased by $0.7 million, compared to $1.1 million for the three months ended February 28, 2021. This decrease was only partially offset by decreases in prepaid expenses and other current assets of $0.4 million, compared to increases of $0.6 million for the three months ended February 28, 2021.  Other assets decreased $0.4 million during the three months ended February 28, 2022, compared to a decrease of $0.01 million for the three months ended February 28, 2021.

Investing Activities

Cash used in investing activities was $0.9 million for the three months ended February 28, 2022, compared to $0.03 million for the three months ended February 28, 2021. This was all attributable to purchases of property and equipment.

Financing Activities

Cash used by financing activities was $2.3 million during the three months ended February 28, 2022, compared to cash provided of  $0.1 million for the three months ended February 28, 2021. The three months ended February 28, 2022 amount was comprised primarily of the stock repurchase of $2.7 million, offset by proceeds from stock option exercises totaling $0.4 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2021 10-K. During the three months ended February 28, 2022, there were no significant changes to the Company’s critical accounting policies from those described in our 2021 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of February 28, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective.

Previously Reported Material Weakness

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the fiscal year ended November 30, 2021, filed with the SEC on February 11, 2022, we previously identified material weakness in our internal control over financial reporting related to controls over user access within the Company’s ERP system.

The material weakness noted is that the Company did not design and maintain effective controls over user access within the Company’s enterprise resources planning (“ERP”) system, SAP Business One, to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, certain users were deemed to have excessive access rights within the ERP system. Therefore, a material weakness in the design and operating effectiveness of the internal controls over information technology was identified as of November 30, 2021.

This material weakness did not result in any material misstatement in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation Plan

We have modified the designated SAP Business One access rights for each employee for which a conflict has been identified to remove any responsibilities deemed to be excessive or otherwise inappropriate for the employee’s job function and are in the process of determining the effectiveness of our remediation.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the first quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the SEC on February 11, 2022.  As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2021 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2022, our Board of Directors approved a plan to buy back up to $10 million worth of shares of our common stock from the open market (the “Stock Buyback Plan”).  Our Board of Directors specified an expiration date of the sooner of April 30, 2022 or until we reach the aggregate limit of $10 million for the repurchases under the Stock Buyback Plan. Below is a summary of stock repurchases for the three months ended February 28, 2022. See Note 15 of our notes to condensed consolidated financial statements for information regarding our Stock Buyback Program.

			Total Number of	Approximate Dollar
			Shares Purchased as Part of Publicly	Value of Shares that May Yet Be
	Number of Shares	Average Cost per Share	Announces Plans or Programs	Purchased Under Plans or Programs
December 2021	—	$—	—	$—
January 2022	—	—	—	—
February 2022	296,168	8.96	296,168	7,346,429
Total	296,168		296,168

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: April 6, 2022		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 6, 2022		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)