Form 10-Q
period 2022-05-31
Byrna Technologies Inc.
filed 2022-07-07
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 1, 2022, the Company had 24,016,560 issued and 22,236,602 outstanding shares of common stock.

TABLE OF CONTENTS

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	May 31,	November 30,
	2022	2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,847	$56,308
Restricted cash	—	92
Accounts receivable, net	2,549	1,658
Inventory, net	13,468	6,613
Prepaid expenses and other current assets	1,827	1,490
Total current assets	43,691	66,161
LONG TERM ASSETS
Intangible assets, net	3,991	3,668
Deposits for equipment	2,475	1,293
Right-of-use asset, net	1,462	1,086
Property and equipment, net	2,490	1,972
Goodwill	2,245	816
Other assets	364	318
TOTAL ASSETS	$56,718	$75,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,688	$6,996
Operating lease liabilities, current	522	463
Deferred revenue, current	357	720
Total current liabilities	9,567	8,179
LONG TERM LIABILITIES
Deferred revenue - non-current	410	405
Operating lease liabilities, non-current	1,059	632
Total liabilities	11,036	9,216

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,008,219 shares issued and 22,228,261 outstanding as of May 31, 2022 and, 23,754,096 shares issued and outstanding as of November 30, 2021	23	23
Additional paid-in capital	120,375	119,589
Treasury stock (1,779,958 and 0 shares purchased as of May 31, 2022 and November 30, 2021, respectively)	(15,000)	—
Accumulated deficit	(59,715)	(53,498)
Accumulated other comprehensive loss	(1)	(16)

Total Stockholders’ Equity	45,682	66,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,718	$75,314

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Net revenue	$11,619	$13,401	$19,596	$22,294
Cost of goods sold	5,495	5,839	8,858	9,991
Gross profit	6,124	7,562	10,738	12,303
Operating expenses	8,739	5,539	16,762	10,691
INCOME (LOSS) FROM OPERATIONS	(2,615)	2,023	(6,024)	1,612
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	(274)	214	(96)	192
Interest income (expense)	13	(9)	14	(37)
Other income - forgiveness of Paycheck Protection Program loan	—	—	—	190
Other expenses	(69)	(8)	(180)	(9)
INCOME (LOSS) BEFORE INCOME TAXES	(2,945)	2,220	(6,286)	1,948
Income tax benefit (provision)	(51)	(183)	69	(183)
NET INCOME (LOSS)	(2,996)	2,037	(6,217)	1,765

Dividends on preferred stock	—	1,043	—	1,043
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,996)	$994	$(6,217)	$722

Foreign currency translation adjustment for the period	9	120	14	178
COMPREHENSIVE INCOME (LOSS)	$(2,987)	$2,157	$(6,203)	$1,943

Net income (loss) per share – basic	$(0.13)	$0.06	$(0.27)	$0.04
Weighted-average number of common shares outstanding - basic	23,097,150	17,800,749	23,443,766	16,359,496
Net income per share – diluted	$(0.13)	$0.05	$(0.27)	$0.04
Weighted-average number of common shares outstanding - diluted	23,097,150	18,989,231	23,443,766	17,604,131

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(6,217)	$1,765
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,373	1,546
Incentive compensation	1,415	—
Forgiveness of Paycheck Protection Program loan	—	(190)
Depreciation and amortization	381	226
Operating lease costs	4	116
Changes in assets and liabilities:
Accounts receivable	(803)	138
Deferred revenue	(373)	(3,227)
Inventory	(6,857)	(1,230)
Prepaid expenses and other current assets	(346)	422
Other assets	(62)	(7)
Accounts payable and accrued liabilities	(806)	(2,358)
Operating lease liabilities	108	(65)
NET CASH USED IN OPERATING ACTIVITIES	(12,183)	(2,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,963)	(116)
Purchases of patent rights	(12)	(37)
Cash paid for asset acquisition, net of cash acquired	(1,933)	(3,702)
NET CASH USED IN INVESTING ACTIVITIES	(3,908)	(3,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	—	1,217
Proceeds from stock option exercises	458	35
Payment of debt issuance costs	—	(83)
Proceeds from line of credit		1,500
Repurchase of common stock	(15,000)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,542)	2,669
Effects of foreign currency exchange rate changes	80	(261)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(30,553)	(4,311)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	56,400	9,656
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$25,847	$5,345

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended May 31, 2022 and 2021

(Amounts in thousands except share numbers)

(Unaudited)

	Series A				Treasury		Additional		Accumulated Other
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Loss) Income	Total
Balance, February 28, 2022	—	$—	23,960,588	$23	(296,168)	$(2,654)	$120,767	$(56,719)	$(10)	$61,407
Stock-based compensation	—	—	—	—	—	—	560	—	—	560
Issuance of common stock pursuant to exercise of stock options	—	—	47,631	—	—	—	90	—	—	90
Repurchase of common shares under Stock Buyback Plan	—	—	—	—	(1,483,790)	(12,346)	—	—	—	(12,346)
Reclassification of stock-based compensation plan modification	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Net loss	—	—	—	—	—		—	(2,996)	—	(2,996)
Foreign currency translation	—	—	—	—	—	—	—		9	9
Balance, May 31, 2022	—	$—	24,008,219	$23	(1,779,958)	$(15,000)	$120,375	$(59,715)	$(1)	$45,682

Balance, February 28, 2021	1,391	$—	14,920,109	$15	—	—	$59,430	$(50,487)	$86	$9,044
Issuance of common stock pursuant to exercise of stock options	—	—	8,000	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	853	—	—	853
Conversion of preferred shares and accrued dividends on preferred shares	(1,391)	—	5,332,147	5	—	—	1,038	—	—	1,043
Issuance of common stock pursuant to exercise of stock options	—	—	433,265	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	1,083	—	—	1,083
Dividends declared on preferred shares	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Net loss	—	—	—	—	—	—	—	2,037	—	2,037
Foreign currency translation	—	—	—	—	—	—	—	—	120	120
Balance, May 31, 2021	—	$—	20,693,521	$20	—	—	$61,374	$(48,450)	$206	$13,150

	Series A				Treasury		Additional		Accumulated Other
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares		Shares		Shares		Capital	Deficit	(Loss) Income	Total
Balance, November 30, 2021	—	$—	23,754,096	$23	—	$—	$119,589	$(53,498)	$(16)	$66,098
Issuance of common stock pursuant to exercise of stock options	—	—	250,250	—	—	—	457	—	—	457
Stock-based compensation	—	—	—	—	—	—	1,372	—	—	1,372
Issuance of common stock pursuant to exercise of restricted stock units	—	—	3,873	—	—	—	—	—	—	—
Reclassification of stock-based compensation plan modification	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Repurchase of common shares under Stock Buyback Plan	—	—	—	—	(1,779,958)	(15,000)	—	—	—	(15,000)
Net loss	—	—	—	—	—	—	—	(6,217)	—	(6,217)
Foreign currency translation	—	—	—	—	—	—	—	—	14	14
Balance, May 31, 2022	—	$—	24,008,219	$23	(1,779,958)	$(15,000)	$120,375	$(59,715)	$(1)	$45,682

Balance, November 30, 2020	1,391	$—	14,852,023	$15	—	$—	$58,581	$(50,215)	$28	$8,409
Issuance of common stock pursuant to exercise of stock options	—	—	22,667	—	—	—	35	—	—	35
Conversion of preferred shares and accrued dividends on preferred shares	(1,391)	—	5,332,147	5	—	—	1,038			1,043
Stock-based compensation	—	—	—	—	—	—	1,546	—	—	1,546
Cancellation of shares	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	486,684	—	—	—	1,217	—	—	1,217
Dividends declared on preferred shares							(1,043)			(1,043)
Net income	—	—	—	—	—	—	—	1,765	—	1,765
Foreign currency translation	—	—	—	—	—	—	—	—	178	178
Balance, May 31, 2021	—	$—	20,693,521	$20	—	$—	$61,374	$(48,450)	$206	$13,150

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended May 31, 2022 and 2021

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. The Company recently added pepper sprays to their non-lethal defense product line due to an acquisition.  See Notes 6, "Acquisitions" for additional information.  These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 30,000 square foot facility in located in Fort Wayne, Indiana and a 10,000 square foot manufacturing facility located in Pretoria, South Africa.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.  On May 12, 2021, the Company acquired certain assets of the Mission Less Lethal brand from Kore Outdoor (U.S.), Inc. On August 18, 2021, the Company acquired certain assets of Ballistipax® Holdings LLC(“Ballistipax®”).  On May 25, 2022, the Company acquired certain assets of Fox Labs International, Inc. (“Fox Labs”). See Note 6, "Acquisitions".

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to May 31, 2022, the Company had incurred an accumulated deficit of $59.7 million.  The Company has funded operations through the issuance of common stock, warrants, and convertible notes payable. The Company generated $19.6 million in revenue and net loss of $6.2 million for the six months ended May 31, 2022.  It still is expected to incur significant losses before the Company's revenues sustain its operations. The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

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

On February 15, 2022, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of the Company's common stock from the open market (“Stock Buyback Plan”) which was completed during March 2022.  On April 28, the Company's Board of Directors approved a plan to buy back up to an additional $5 million worth of shares of the Company's common stock.  The Company completed the full $5 million repurchase of shares during May 2022.

3.	BASIS OF PRESENTATION

These condensed consolidated financial statements for the three and six months ended May 31, 2022 and 2021 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2021. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements, the results of its operations for the three and six months ended May 31, 2022 and 2021, and its cash flows for the six months ended May 31, 2022 and 2021 are not necessarily indicative of results to be expected for the full year.

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

Business Combination

Fox Labs International

On May 25, 2022, the Company acquired Fox Labs International, a producer of defensive pepper sprays, catering primarily to law enforcement and other security professionals (domestically and internationally).  The cash consideration was $2.2 million.  There were no acquisition-related expenses.  As part of the transaction, the Company acquired 10 trademarks (including one pending). The Company classified and designated identifiable assets acquired and assessed and determined the useful lives of the acquired intangible assets subject to amortization.

The estimated fair values of assets acquired and liabilities assumed on May 25, 2022 are as follows (in thousands):

Cash	$ 241
Accounts receivable	100
Inventory	44
Trademarks	360
Customer list intangible	70
Accounts payable	(56)
Deferred revenue	(14)
Goodwill	1,429
Total acquired assets	$ 2,174

Ballistipax®

On August 18, 2021, the Company acquired Ballistipax®, a developer of single-handed rapidly deployable bulletproof backpacks.  The purchase price of $0.3 million was paid in cash. As part of the transaction, the Company has acquired two patents, finished goods and raw materials inventory.

7.	RESTRICTED CASH

The Company’s restricted cash - current was $0 and $0.1 million at May 31, 2022 and November 30, 2021, respectively. The $0.1 million consists of cash that the Company was contractually obligated to maintain in accordance with the terms of its lease agreement.  The restricted cash was returned back to the Company in January 2022.

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

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the three and six months ended May 31, 2022 and 2021 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances three and six months ended May 31, 2022 and 2021 were immaterial.

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

Allowance for Doubtful Accounts

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance.  To minimize the likelihood of uncollectible debt, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts was approximately $0.01 million as of  May 31, 2022,  November 30, 2021, and December 1, 2020.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the six months ended May 31, 2022 and the year ended November 30, 2021, are summarized below (in thousands):

	May 31,	November 30,
	2022	2021
Deferred revenue balance, beginning of period	$1,125	$4,902
Net additions to deferred revenue during the period	13,095	33,641
Reductions in deferred revenue for revenue recognized during the period	(13,453)	(37,418)
Deferred revenue balance, end of period	767	1,125
Less current portion	357	720
Deferred revenue, non-current	$410	$405

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Distribution channel	2022	2021	2022	2021
Wholesale (dealer/distributors)	$4,679	$2,107	$6,434	$3,776
E-commerce	6,940	11,294	13,162	18,518
Total	$11,619	$13,401	$19,596	$22,294

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation as of May 31, 2022 and November 30, 2021, respectively (in thousands):

	May 31,	November 30,
	2022	2021
Computer equipment and software	$331	$275
Furniture and fixtures	328	208
Leasehold improvements	606	157
Machinery and equipment	1,793	1,738
	3,058	2,378
Less: accumulated depreciation	568	406
Total	$2,490	$1,972

The Company recognized approximately $0.3 million in depreciation expense during the six months ended May 31, 2022 and 2021 and $0.09 million is presented in the operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The remaining $0.1 million of depreciation expense is for production machinery and is within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  The Company recognized approximately $0.1 million in depreciation expense during the three months ended May 31, 2022 and 2021.

At May 31, 2022 and November 30, 2021, the Company had deposits of $2.5 million and $1.3 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

10.	INVENTORY

The following table summarizes inventory as of May 31, 2022 and November 30, 2021, respectively (in thousands):

	May 31,	November 30,
	2022	2021
Raw materials	$3,605	$3,175
Work in process	101	428
Finished goods	9,762	3,010
Total	$13,468	$6,613

11.	INTANGIBLE ASSETS

On May 25, 2022, the Company entered into an asset purchase agreement with Fox Labs, pursuant to which the Company acquired the exclusive right to use key trademarks and intellectual property used in the foundation of the acquired line of products.  The Company recorded the trademarks acquired as an indefinite intangible asset with an estimated fair value of $0.4 million and will assess annually for impairment.

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

Patent amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  Total patent/trademark amortization expense for the six months ended May 31, 2022 and 2021 were $0.1 million and $0.03 million, respectively.  Total patent/trademark amortization expense for the three months ended May 31, 2022 and 2021 were $0.06 million and $0.02 million, respectively.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	May 31,	November 30,
	2022	2021
Trade payables	$2,712	$2,793
Accrued sales and use tax	798	940
Accrued people costs	1,436	2,317
Accrued incentive compensation	2,459	—
Accrued marketing	335	185
Accrued professional fees	265	617
Other accrued liabilities	683	144
Total	$8,688	$6,996

13.	NOTES PAYABLE

Paycheck Protection Program (“PPP”) Loan

The Company received $0.2 million of funding under the Paycheck Protection Program (“PPP”) on May 4, 2020. The PPP loan was disbursed by the Coronavirus Aid Relief and Economic Security (“CARES”) Act as administered by the U.S. Small Business Administration ("SBA"). The loan was made pursuant to a PPP Promissory Note and Agreement. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. The receipt of these funds, and the forgiveness of the loan was dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. On February 10, 2021, the Company received approval from the SBA for $0.2 million of PPP loan forgiveness. This amount was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the six months ended May 31, 2021.

The SBA reserves the right to audit any PPP loan, regardless of size.  These audits may occur after forgiveness has been granted.  In accordance with the CARES Act, all borrowers are required to maintain the PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

14.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank ("Revolving Note"). The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 3.25% on May 31, 2022. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank ("Nonrevolving Equipment Line"). The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 3.25% on  May 31, 2022. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  May 31, 2022, there was no outstanding balance on the Revolving Note and the Company had not drawn on the Nonrevolving Equipment Line.  Debt issuance costs related to the line of credit were approximately $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets.  Amortization of  $0.01 million for the six months ended May 31, 2022 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

15.	STOCKHOLDERS’ EQUITY

Authorized Shares and Increase in Stock Compensation Plan

At the Company's 2022 annual meeting of stockholders held on June 17, 2022 (the "Annual Meeting"), the Company's stockholders approved the decrease in the amount of authorized common stock from 300,000,000 to 50,000,000.  The decrease became effective upon filing of a Certificate of Amendment to the Company's Certificate Incorporation on June 17, 2022.  Additionally, following approval of the Company's stockholders at the Annual Meeting, the total number of shares of common stock authorized for issuance of the Company's 2020 Equity Incentive Plan increased by 1,300,000 from 2,500,000 to 3,800,000.

Stock Buyback Plan

On February 15, 2022, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of the Company's common stock from the open market (“Stock Buyback Plan”).  The Company's Stock Buyback Plan was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Company's Board of Directors specified an expiration date of the sooner of April 30, 2022 or upon reaching the aggregate limit of $10 million for the repurchases under the Stock Buyback Plan.  The Company completed the full $10 million for the repurchases during March 2022.

On April 28, 2022, the Company's Board of Directors approved a plan to buy back up to an additional $5 million worth of shares of the Company's common stock.  The Company completed the full $5 million repurchase of shares during May 2022.

The following table summarizes the treasury stock activity during the six months ended May 31, 2022:

	Number of		Average Cost
	Shares	Cost of Shares	per Share
Shares purchased - February 2022	296,168	$2,653,571	$9.0
Shares purchased - March 2022	754,081	7,346,422	$9.7
Shares purchased - May 2022	729,709	4,999,993	$6.9
Total	1,779,958	$14,999,986	$8.4

16.	STOCK-BASED COMPENSATION

  2017 Plan

The Company has granted stock options and other stock-based awards under its 2017 Stock Option Plan (the “2017 Plan”). The maximum number of shares of common stock which could have been reserved for issuance under the 2017 plan was 1,899,327. The 2017 Plan was administered by the Compensation Committee of the Board. The Compensation Committee determined the persons to whom options to purchase shares of common stock, and other stock-based awards may be granted. Persons eligible to receive awards under the 2017 Plan were employees, officers, directors, and consultants of the Company. Awards were at the discretion of the Compensation Committee. On February 24, 2021, the Company terminated the 2017 Plan and adopted the 2020 Plan (defined below).

2020 Plan

On October 23, 2020, the Board approved and on November 19, 2020 the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 2,500,000. On April 26, 2022, the Company’s Board of Directors approved and on June 17, 2022 the Company's stockholders approved the increase of the number of shares of common stock available for issuance under the 2020 Plan by 1,300,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

On February 24, 2021, following the termination of the 2017 Plan, the Company replaced outstanding options under the 2017 Plan with options under the 2020 Plan. In connection with the adoption of the 2020 Plan, the Company cancelled outstanding option awards granted under the 2017 plan.  There were no substantive changes to the rights of any holder of options granted under the 2017 plan other than replacing their award certificates with award agreements under the 2020 plan. The grant dates, exercise prices, expiration dates, and vesting provisions of any of the new award agreements under the 2020 plan that replace the certificates issued under the 2017 plan are identical for each grant and no change in valuation or accounting was required. The Board also amended the definition of Disability in the 2020 Plan to provide that “Disability” has the meaning assigned to such term in any individual employment agreement or award agreement with a plan participant and that if no such definition is provided in an award or employment agreement “Disability” is defined as in the 2020 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense was $1.6 million for each of the six months ended May 31, 2022 and 2021, respectively. Total stock-based compensation expense was $0.8 million for each of the three months ended May 31, 2022 and 2021, respectively.  Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the first half of 2022, the Board of Directors authorized granting of restricted stock unit awards (" RSUs") in excess of the limit stipulated under the 2020 Plan. Additionally, the Company agreed to grant 200,000 RSUs to the CTO in exchange for his waiver of rights to future royalty payments. See Note 21, "Commitments and Contingencies - Royalty Payments," for additional information. These RSUs will be issued following stockholder approval of an increase in the shares authorized for issuance under the 2020 Plan at the Annual Meeting.  Because these awards are contingent on shareholder approval at the next annual shareholder meeting, these RSUs are not considered granted under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation and are treated as obligation to issue RSU's and are remeasured at the end of each reporting period until its settlement date.  The non-cash expense associated with these awards has been estimated at $0.5 million and $1.0 million for the three and six months ended May 31, 2022 based on the Board resolution date as the grant date, along with a Monte Carlo model for double trigger RSUs and a Black Scholes model for simple employment period vesting stock options.  The expense is recognized as employee incentive expense within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  The obligation is included in accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.  The change in fair value of the obligation to issue RSU’s for the three and six months ended amounted to $0.4 million, respectively, and recorded as a reduction in incentive expense within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Additionally, on March 23, 2022, the Board of Directors approved the issuance of RSU Amendment Agreements to each grantee of the double trigger RSUs in which 50% of the RSUs (778,750 RSUs) were exchanged for stock options.  As of May 31, 2022, the increase in the shares authorized for issuance under the 2020 Plan sufficient for the exercise of the replacement stock options was not yet approved by the shareholders.  In accordance with ASC 718, Compensation - Stock Compensation, a cancellation of an award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the cancelled award.  In addition, these stock options are not considered granted and are therefore treated as obligation to issue stock options and are remeasured at the end of each reporting period until its settlement date.  The modification of the awards resulted in additional non-cash expense of $0.8 million for the three and six months ended May 31, 2022 and reclassification of approximately $1.0 million from additional paid in capital to liability.  The non-cash expense associated with the modified awards for the three and six months ended May 31, 2022 has been estimated at $0.3 million based on the Board resolution date as of the modification date, along with the Black Scholes model for simple employment period vesting stock options. The expense is recognized as employee incentive expense within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  The obligation is included in accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.  The change in fair value of the obligation to issue these stock options for the three and six months ended amounted to $0.3 million and recorded as a reduction in incentive expense within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On June 17, 2022, the stockholders approved to increase the stock compensation plan by 1,300,000 shares to 3,800,000 shares.  This approval allows the RSUs and stock options granted in excess of the limit to be reclassified from liability to equity as the Company's outstanding issuances will be under the pool limit.  Consequently, the Company settled the obligation to issue RSUs and options by issuing the related RSUs and stock options and reclassified the fair value of the issuances at June 17, 2022 from accounts payable and accrued liabilities to additional paid-in capital.

Restricted Stock Units

During the six months ended May 31, 2022 and 2021, the Company granted 626 and 1,573,500 RSUs, respectively. Stock-based compensation expense for the RSUs for the six months ended May 31, 2022 and 2021, was $1.3 million and $1.6 million, respectively.

During the six months ended May 31, 2022, 778,750 RSUs were exchanged for an obligation to issue stock options to various employees based on the RSU Amendment Agreement authorized by the Board of Directors, as noted above.  During the first quarter of 2022, the Company settled 3,873 RSUs to a former board of director and forfeited 25,000 RSUs to a former employee who was terminated for cause.  These RSU's did not vest, as they were based on triggers and performance that were not met.  As a result, no expenses were reversed, and going forward no expenses will be recognized.  The forfeited RSUs are returned to the pool.

As of  May 31, 2022, there was $3.1 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.6 years.

The following table summarizes the RSU activity during the six months ended May 31, 2022:

RSUs
Unvested and outstanding as of November 30, 2021	1,594,120
Granted	626
Settled	(3,874)
Cancelled	(778,750)
Forfeited	(25,000)
Unvested and outstanding at May 31, 2022	787,122

There will be 122,500 RSUs granted upon approval of the Board of Directors, of which none will be vested.

Stock Options

During the six months ended May 31, 2022 and 2021, the Company granted options to employees and directors to purchase 0 and 29,000 shares of common stock, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.1 million and $0.2 million during the six months ended May 31, 2022 and 2021, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.05 million and $0.09 million during the three months ended May 31, 2022 and 2021, respectively.

As of May 31, 2022, there was $0.3 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes option activity under the 2020 Plan during the six months ended May 31, 2022:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2021	586,783
Exercised	(250,250)	$1.82
Forfeited	(16,000)	$14.77
Outstanding, May 31, 2022	320,533	$4.22
Exercisable, May 31, 2022	274,534	$1.90

There will be 994,750 stock options granted upon approval of the Board of Directors, of which none will be vested.

17.	EARNINGS PER SHARE

For the three and six months ended May 31, 2022, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and six months ended May 31, 2022.  Stock options and RSUs that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the compilation of diluted loss per share were as follows:

	For the Three Months Ended	For the Six Months Ended
	May 31,	May 31,
	2022	2022
Stock Options	320,533	320,533
Restricted stock units	787,122	787,122
Total	1,107,655	1,107,655

For the three and six months ended  May 31, 2021, the Company recorded net income.  As such, the Company used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended May 31, 2021.  Warrants, stock options, and RSUs that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

The following table sets forth the allocation of net loss for the three and six months ended May 31, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Net income (loss)	$(2,996)	$2,037	$(6,217)	$1,765
Preferred stock dividends	—	(1,043)	—	(1,043)
Net loss available to common shareholders	$(2,996)	$994	$(6,217)	$722

Weighted-average number of shares used in computing net loss per share, basic	23,097,150	17,800,749	23,443,766	16,359,496
Net income (loss) per share -- basic	$(0.13)	$0.06	$(0.27)	$0.04
Weighted-average number of shares used in computing net income per share, diluted	23,097,150	18,989,231	23,443,766	17,604,131
Net income per share -- diluted	$(0.13)	$0.05	$(0.27)	$0.04

For the three and six months ended May 31, 2022, the Company’s potential dilutive securities, which may include stock options, unvested restricted stock units, convertible preferred stock, and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended May 31, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Weighted-average common shares outstanding- basic	23,097,150	17,800,749	23,443,766	16,359,496
Assumed conversion of:
Dilutive Stock Options	—	597,214	—	600,918
Dilutive Warrants	—	304,883	—	399,332
Dilutive RSUs	—	286,385	—	244,385
Weighted-average common share outstanding- diluted	23,097,150	18,989,231	23,443,766	17,604,131

1,155,000 RSUs outstanding during the three and six months ended May 31, 2021 were not included in the computation of diluted EPS because they are contingently issuable shares.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended	For the Six Months Ended
	May 31, 2021	May 31, 2021
Antidilutive securities:
Options	638,000	518,000
RSUs	50,000	68,493
Total antidilutive securities	688,000	586,493

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company expensed $0 and approximately $0.1 million for royalties due to the Company’s Chief Technology Officer ("CTO"), during the six months ended May 31, 2022 and 2021, respectively.  Balances payable to the CTO for royalties were $0 and $0.1 million as of May 31, 2022 and November 30, 2021, respectively.  The Company terminated the royalty payments in December 2021.  Refer to Note 21, "Commitments and Contingencies - Royalty Payments," for additional information.  The Company also recorded stock-based compensation expense of approximately $0 and $0.004 million during the six months ended May 31, 2022 and 2021, related to stock options granted to Buys in 2018 to acquire 150,000 shares of common stock.  See Note 11, "Intangible Assets," for additional information.

The Company authorized the granting of 200,000 RSUs in exchange to waive all future rights and entitlements to the CTO.  Refer to Note 21, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.02 million and $0.01 million for the six months ended May 31, 2022 and 2021, respectively.  Sublease payments received were $0.01 million and $5.0 thousand for three months ended May 31, 2022 and 2021.

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

The Company leases office and warehouse space in South Africa that expires in November 2024. The base rent during the six months ended May 31, 2022 is approximately $5.0 thousand per month.  In October 2021, the Company entered into an additional lease in South Africa for a storage facility. The lease expires October 31, 2022.

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $8.0 thousand per month. In November 2021, the Company entered into a lease to replace this facility which will commence in August 2022.  The lease expires July 31, 2027. The Company may potentially sub-lease the former Fort Wayne facility upon the commencement of the new lease.

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

As of May 31, 2022 and 2021 the elements of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Lease Cost:
Operating lease cost	$114	$218
Short-term lease cost	4	8
Total lease cost	$118	$226

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$119	$108
Operating lease liabilities arising from obtaining right-of-use assets	$100	$326

Operating Leases:
Weighted-average remaining lease term (in years)		4.7
Weighted-average discount rate		9.2%

Future lease payments under non-cancelable operating leases as of May 31, 2022 are as follows (in thousands):

Fiscal Year Ending November 30,
2022 (six months)	$228
2023	427
2024	438
2025	326
2026	254
Thereafter	269
Total lease payments	1,942
Less: imputed interest	362
Total lease liabilities	$1,580

20.	INCOME TAXES

For the three months ended May 31, 2022 and 2021, the Company recorded an income tax expense of $0.1 million and $0.2 million, respectively. For the three months ended May 31, 2022 and 2021, the effective tax rate was -1.6% and 0%, respectively. For the six months ended May 31, 2022 and 2021, the Company recorded an income tax benefit of $0.1 million and an income tax expense of $0.2 million, respectively.  For the six months ended May 31, 2022 and 2021 the effective tax rate was 1.1% and 0%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's upon Stockholder's approval and renegotiation of the employment contract of the increase in the number of shares of common stock available for issuance under the 2020 plan.  The RSU’s will vest two years from January 7, 2022.  As a result, the Company did not recognize any royalty expense in the first quarter of 2022 and did recognize non-cash employee incentive compensation of $0.4 million associated with the obligation to issue RSUs.  Royalty expense for the three months ended  May 31, 2022 and 2021 were $0 and $0.1 million, respectively.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

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

The tables below summarize the Company’s revenue for the three and six months ended May 31, 2022 and 2021, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2022	$8,911	$1,262	$1,423	$23	$11,619
May 31, 2021	12,868	533	—	—	13,401

Six Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2022	$16,793	$1,357	$1,423	$23	$19,596
May 31, 2021	21,325	969	—	—	22,294

23.	FINANCIAL INSTRUMENTS

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

During the three and six months ended May 31, 2022, in comparison to the prior year period, the U.S. dollar was weaker in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.09 million primarily related to the South African rand during the six months ended May 31, 2022 and 2021, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the period ended November 30, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2022 (the “2021 10-K”), the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to the potential global impact of the COVID-19 pandemic, the impact of new strains on our personnel and operations, our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

RESULTS OF OPERATIONS

Results for the second quarter of 2022 demonstrate a continuing demand for our Byrna SD personal security device and growth of the production capacity and administrative and control structures necessary to supply that demand.  Revenue increased to $11.6 million from $8.0 million in the first quarter of the year.

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

Three months ended May 31, 2022 as compared to three months ended May 31, 2021:

Net Revenue

Revenues were $11.6 million in the second quarter of 2022 which represents a decrease of $1.8 million or 13.3% as compared to the prior year period revenues of $13.4 million.  The prior year period sales included a surge in the Company's website sales due to the Company's product being featured on a national news program in April of that year.  Thus, website sales decreased by $5.4 million from $11.2 million in the second quarter of 2021 to $5.8 million in the second quarter of 2022.  However, sales through all other channels increased in comparison with the same quarter of the prior year.  International sales increased by $2.7 million from $0.5 million in the second quarter of 2021 to $2.7 million in the second quarter of 2022 due to a strong quarter for South African sales and exports to Asia and Latin America.   Sales via Amazon were $1.1 million in the second quarter of 2022 compared to $0 in the second quarter of 2021, before that site had been established. Sales to domestic dealers/distributors, and retail sales to large end-users such as security companies and law enforcement agencies increased from $0.3 million in the second quarter of 2021 to $1.9 million in the second quarter of 2022.

Cost of Goods Sold

Cost of goods sold was $5.5 million in the second quarter of 2022 compared to $5.8 million in the prior year period. This $0.3 million decrease is primarily due to the decrease in related sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $6.1 million in the second quarter of 2022, or 52.7% of net revenue, as compared to gross profit of approximately $7.6 million, or 56.4% of net revenue, in the prior year period.  The decrease in gross margin is primarily due to the decrease in the proportion of high margin website sales and the increase in the proportion of lower margin South African and export sales.

Operating Expenses / Income (Loss) from Operations

Operating expenses were $8.7 million in the second quarter of 2022, as compared to the prior year period expenses of $5.5 million. This increase is due to the growth of the Company.

During fiscal year 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which increased $0.8 million to $1.2 million for the second quarter of 2022 as compared to $0.4 million in the second quarter of 2021.

The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs increased $1.8 million from $2.8 million in the second quarter of 2021 to $4.6 million in the second quarter of 2022. The increase was due to higher charges for non-cash stock compensation and related non-cash incentive compensation which increased $0.7 million from $0.9 million in the second quarter of 2021 to $1.5 million in the second quarter of 2022.  This increase was due mainly to accounting for the March 23, 2022 RSU Amendment Agreements. See Note 16. “Stock-based Compensation” for additional information. Salaries and wages increased $0.5 million from $1.7 million in the second quarter of 2021 to 2.2 million in the second quarter of 2022.  Bonus accrual expense increased $0.3 million from $0.2 million in the second quarter of 2021 to $0.5 million in the second quarter of 2022.  Additionally, the second quarter of 2022 included one-time severance increase of $0.4 million from $0 in the second quarter of 2021 to $0.4 million in the second quarter of 2022.

Income Tax Provision

For the three months ended May 31, 2022 and 2021, the Company recorded an income tax expense of $0.1 million and $0.2 million, respectively. For the three months ended May 31, 2022 and 2021, the effective tax rate was -1.6% and 0%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): adjusted EBITDA, non-GAAP adjusted net loss, and non-GAAP adjusted net loss per share. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

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

	For the Three Months Ended
	May 31,
	2022	2021
Net (loss) income	$(2,996)	$2,037

Adjustments:
Interest (income) expense	(13)	9
Income tax benefit (provision)	(51)	(183)
Depreciation and amortization	206	129
Non-GAAP EBITDA	(2,854)	1,992

Stock-based compensation expense	560	853
Non-cash incentive compensation expense	943	—
Other expenses	69	8
Severance	373	—
Non-GAAP adjusted EBITDA	$(909)	$2,853

Non-GAAP adjusted net loss and non-GAAP adjusted net loss per share

Non-GAAP adjusted net loss is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) stock-based compensation expense and (ii) other expenses. Our non-GAAP adjusted net loss measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP adjusted net loss per share by dividing non-GAAP adjusted net loss by the average basic shares outstanding for the period. Reconciliation of Non-GAAP adjusted (loss) income to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	May 31,
	2022	2021
Net (loss) income	$(2,996)	$2,037

Adjustments:
Stock-based compensation	560	853
Non-cash incentive compensation expense	943	—
Other expenses	69	8
Severance	373	—
NON-GAAP ADJUSTED NET (LOSS) INCOME	$(1,051)	$2,898
Net income applicable to preferred stock	—	(1,043)
NON-GAAP ADJUSTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,051)	$1,855

Non-GAAP adjusted net income (loss) per share — basic	$(0.05)	$0.16
Weighted-average number of common shares outstanding during the period — basic	23,097,150	17,800,749

Six months ended May 31, 2022 as compared to six months ended May 31, 2021:

Net Revenue

Revenues were $19.6 million in the six months ended May 31, 2022 which represents a decrease of $2.7 million as compared to the prior year period revenues of $22.3 million.  The prior year period sales included the fulfillment of approximately $4.0 million of backorders received in fiscal year 2020 and a surge in the Company's website sales due to the Company's product being featured on a national news program in April of 2021.  Thus, website sales decreased by $1.2 million from $7.0 million in the second quarter of 2021 to $5.8 million in the second quarter of 2022.  However sales through all other channels increased in comparison with the first half of 2021.  International sales increased by $1.8 million from $1.0 million in the six months ended May 31, 2021 to $2.8 million in the six months ended May 31, 2022.  Sales via Amazon were $2.0 million in the six months ended May 31, 2022 compared to $0 in the six months ended May 31, 2021, before that site had been established. Sales to domestic dealers/distributors, and retail sales to large end-users such as security companies and law enforcement agencies increased from $0.6 million in the six months ended May 31, 2021 to $3.6 million in the six months ended May 31, 2022.

Cost of Goods Sold

Cost of goods sold was $8.9 million in the six months ended May 31, 2022 compared to $10.0 million in the prior year period. This $1.1 million decrease is primarily due to the decrease in related sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $10.7 million in the six months ended May 31, 2022, or 54.8% of net revenue, as compared to gross profit of approximately $12.3 million, or 55.2% of net revenue, in the prior year period.  The decrease in gross margin is primarily due to a higher proportion of lower margin international sales.

Operating Expenses / Income (Loss) from Operations

Operating expenses were $16.8 million in the six months ended May 31, 2022, as compared to the prior year period expenses of $10.7 million. This increase is due to the growth of the Company.

During fiscal year 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which increased $2.0 million to $2.6 million for the six months ended May 31, 2022 as compared to $0.6 million in the six months ended May 31, 2021.

The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs increased $2.7 million from $5.9 million in the six months ended May 31, 2021 to $8.6 million in the six months ended May 31, 2022. The increase was mostly due to an increase in non-cash stock compensation and related non-cash incentive compensation which increased by $1.2 million from $1.6 million in the six months ended May 31, 2021 to $2.8 million in the six months ended May 31, 2022.  Salary and wages increased by $1.7 million from $2.2 million in the six months ended May 31, 2021 to $3.9 million in the six months ended May 31, 2022.

Income Tax Provision

For the six months ended May 31, 2022 and 2021, the Company recorded an income tax benefit of $0.1 million and $0.2 million, respectively. For the six months ended May 31, 2022 and 2021, the effective tax rate was 1.1% and 3.59%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): adjusted EBITDA, non-GAAP adjusted net loss, and non-GAAP adjusted net loss per share. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

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

	For the Six Months Ended
	May 31,
	2022	2021
Net (loss) income	$(6,217)	$1,765

Adjustments:
Interest income (expense)	(14)	37
Income tax benefit (provision)	69	(183)
Depreciation and amortization	381	217
Non-GAAP EBITDA	(5,781)	1,836

Stock-based compensation expense	1,373	1,546
Non-cash incentive compensation expense	1,415	—
Other expenses	180	9
Forgiveness of PPP loan	—	(190)
Severance	419	—
Non-GAAP adjusted EBITDA	$(2,394)	$3,201

Non-GAAP adjusted net loss and non-GAAP adjusted net loss per share

Non-GAAP adjusted net loss is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) stock-based compensation expense and (ii) other expenses. Our non-GAAP adjusted net loss measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP adjusted net loss per share by dividing non-GAAP adjusted net loss by the average basic shares outstanding for the period. Reconciliation of Non-GAAP adjusted (loss) income to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Six Months Ended
	May 31,
	2022	2021
Net (loss) income	$(6,217)	$1,765

Adjustments:
Stock-based compensation expense	1,373	1,546
Non-cash incentive compensation expense	1,415	—
Other expenses	180	9
Forgiveness of PPP loan	—	(190)
Severance	419	—
NON-GAAP ADJUSTED NET INCOME (LOSS)	(2,830)	3,130
Net income applicable to preferred stock	—	(1,043)
NON-GAAP ADJUSTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,830)	$2,087

Non-GAAP adjusted net income (loss) per share — basic	$(0.12)	$0.13
Weighted-average number of common shares outstanding during the period — basic	23,443,766	16,359,496

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash as of May 31, 2022 totaled $25.8 million a decrease of $30.5 million from $56.4 million of cash and restricted cash as of November 30, 2021.

Operating Activities

Cash used in operating activities was $12.2 million for the six months ended May 31, 2022 compared to cash used in operations of $2.9 million during the prior year period. Net loss was $3.0 million and $6.2 million for the three and six months ended May 31, 2022. Net income was $2.0 million and $1.8 million for the three and six months ended May 31, 2021. Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash used in operations in the six months ended May 31, 2022. These include stock-based and incentive compensation expenses of $2.8 million, compared to $1.5 million for the six months ended May 31, 2021; depreciation and amortization of $0.4 million compared to $0.2 million for the six months ended May 31, 2021.

During the six months ended May 31, 2022, the growth of the Company was reflected in the use of cash for growing working capital needs. Inventory increased during the second quarter by $6.9 million, compared to $1.2 million for the six months ended May 31, 2021. The increase in inventory is a planned measure to ensure we have the ability to meet demand and to have an inventory buffer as we experienced supply chain difficulties during the prior year. Accounts receivable increased by $0.8 million, due to increased sales on credit to dealers and distributors, as compared to a decrease of $0.1 million in the prior year period. Prepaid expenses and other current assets increased by $0.3 million during the first half of 2022 compared to a decrease of $0.4 million during the first half of the prior year. Meanwhile certain liability balances decreased.  Deferred revenue decreased $0.4 during the six months ended May 31, 2022, compared to a decrease of $3.2 million for the six months ended May 31, 2021 as we fulfilled backlogged e-commerce orders. Additionally, for the six months ended May 31, 2022, accounts payable and accrued expenses decreased by $0.8 million, compared to $2.4 million for the six months ended May 31, 2021.

Investing Activities

Cash used in investing activities was $3.9 million for the six months ended May 31, 2022, compared to $3.9 million for the six months ended May 31, 2021. The current year investing activities relate to purchase of property and equipment and the Fox Labs acquisition.

Financing Activities

Cash used by financing activities was $14.5 million during the six months ended May 31, 2022, compared to cash provided by $2.6 million for the six months ended May 31, 2021. The six months ended May 31, 2022 amount was primarily composed of stock repurchased of $15.0 million compared to $1.5 million from proceeds from the line of credit and $1.2 million from proceeds from warrant exercises for the six months ended May 31, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Condensed Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2021 10-K. During the three and six months ended May 31, 2022, there were no significant changes to the Company’s critical accounting policies from those described in our 2021 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of May 31, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the first quarter of 2022, except for those related to our remediation plans, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 15, 2022, our Board of Directors approved a plan to buy back up to $10 million worth of shares of the Company's common stock from the open market (“Stock Buyback Plan”).  The Stock Buyback Plan was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  Our Company's Board of Directors specified an expiration date of the sooner of April 30, 2022 or upon reaching the aggregate limit of $10 million for the repurchases under the Stock Buyback Plan.  The Company completed the full $10 million for the repurchases during March 2022.

On April 28, our Board of Directors approved a plan to buy back up to an additional $5 million worth of shares of our common stock.  We completed the full $5 million repurchase of shares during May 2022.   See Note 15 of our notes to condensed consolidated financial statements for information regarding our Stock Buyback Program.

	Number of Shares	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announces Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
February 2022	296,168	$8.96	296,168	$—
March 2022	754,081	9.74	754,081	—
April 2022	—	—	—	—
May 2022	729,709	6.85	729,709	—
Total	1,779,958		1,779,958	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of Byrna Technologies Inc., filed on June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022)
10.1#	Separation Agreement and General Release between Byrna Technologies Inc. and Michael Gillespie, dated as of March 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2022)
10.2†	Asset Purchase Agreement between Byrna Technologies Inc. and Fox Labs International, Inc., dated as of May 25, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: July 7, 2022		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 7, 2022		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)