Form 10-Q
period 2022-08-31
Byrna Technologies Inc.
filed 2022-10-03
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of September 30, 2022, the Company had 24,016,560 issued and 22,236,602 outstanding shares of common stock.

TABLE OF CONTENTS

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” or “our” refer to Byrna Technologies Inc.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	August 31,	November 30,
	2022	2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,457	$56,308
Restricted cash	—	92
Accounts receivable, net	2,673	1,658
Inventory, net	15,422	6,613
Prepaid expenses and other current assets	1,534	1,490
Total current assets	44,086	66,161
LONG TERM ASSETS
Intangible assets, net	3,952	3,668
Deposits for equipment	1,986	1,293
Right-of-use asset, net	2,393	1,086
Property and equipment, net	3,035	1,972
Goodwill	2,307	816
Other assets	154	318
TOTAL ASSETS	$57,913	$75,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,849	$6,996
Operating lease liabilities, current	680	463
Deferred revenue, current	921	720
Total current liabilities	8,450	8,179
LONG TERM LIABILITIES
Deferred revenue - non-current	385	405
Operating lease liabilities, non-current	1,838	632
Total liabilities	10,673	9,216

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,016,612 shares issued and 22,236,602 outstanding as of August 31, 2022 and, 23,754,096 shares issued and outstanding as of November 30, 2021	23	23
Additional paid-in capital	124,107	119,589
Treasury stock (1,779,958 and 0 shares purchased as of August 31, 2022 and November 30, 2021, respectively)	(15,000)	—
Accumulated deficit	(61,250)	(53,498)
Accumulated other comprehensive loss	(640)	(16)

Total Stockholders’ Equity	47,240	66,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,913	$75,314

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Net revenue	$12,422	$8,703	$32,018	$30,997
Cost of goods sold	5,545	3,815	14,403	13,807
Gross profit	6,877	4,888	17,615	17,190
Operating expenses	8,283	6,692	25,045	17,382
LOSS FROM OPERATIONS	(1,406)	(1,804)	(7,430)	(192)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	28	(115)	(67)	78
Interest income (expense)	(3)	13	10	(24)
Other income - forgiveness of Paycheck Protection Program loan	—	—	—	190
Other expenses	(3)	(9)	(183)	(18)
LOSS BEFORE INCOME TAXES	(1,384)	(1,915)	(7,670)	34
Income tax benefit (provision)	(150)	74	(82)	(109)
NET LOSS	(1,534)	(1,841)	(7,752)	(75)

Dividends on preferred stock	—	—	—	(1,043)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,534)	$(1,841)	$(7,752)	$(1,118)

Foreign currency translation adjustment for the period	(639)	(55)	(624)	123
COMPREHENSIVE INCOME (LOSS)	$(2,173)	$(1,896)	$(8,376)	$48

Net loss per share – basic and diluted	$(0.07)	$(0.08)	$(0.34)	$(0.06)
Weighted-average number of common shares outstanding - basic and diluted	21,751,879	22,047,571	22,704,565	18,269,360

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,752)	$(75)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,061	2,527
Forgiveness of Paycheck Protection Program loan	—	(190)
Depreciation and amortization	638	369
Operating lease costs	360	184
Changes in assets and liabilities:
Accounts receivable	(1,003)	394
Deferred revenue	167	(4,182)
Inventory	(8,917)	(2,279)
Prepaid expenses and other current assets	(85)	643
Other assets	142	7
Accounts payable and accrued liabilities	(151)	(557)
Operating lease liabilities	(244)	(117)
NET CASH USED IN OPERATING ACTIVITIES	(12,784)	(3,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,232)	(827)
Purchases of patent rights	(44)	(70)
Cash paid for asset acquisition, net of cash acquired	(1,933)	(4,044)
NET CASH USED IN INVESTING ACTIVITIES	(4,209)	(4,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	—	1,277
Proceeds from stock option exercises	457	45
Proceeds from sale of common stock, net of underwriting discounts	—	56,753
Payment of offering costs	—	(801)
Payment of debt issuance costs	—	(83)
Proceeds from line of credit	—	1,500
Payment to line of credit	—	(1,500)
Repurchase of common stock	(15,000)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,543)	57,191
Effects of foreign currency exchange rate changes	(407)	(117)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FOR THE PERIOD	(31,943)	48,857
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	56,400	9,656
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$24,457	$58,513

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended August 31, 2022 and 2021

(Amounts in thousands except share numbers)

(Unaudited)

	Series A				Treasury		Additional		Accumulated Other
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated	Comprehensive
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Loss) Income	Total
Balance, May 31, 2022	—	$—	24,008,219	$23	(1,779,958)	$(15,000)	$120,375	$(59,716)	$(1)	$45,681
Stock-based compensation	—	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock pursuant to vesting of restricted stock units	—	—	8,393	—	—	—	—	—	—	—
Settlement of obligation to grant stock options	—	—	—	—	—	—	1,043	—	—	1,043
Net loss	—	—	—	—	—	—	—	(1,534)	—	(1,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(639)	(639)
Balance, August 31, 2022	—	$—	24,016,612	$23	(1,779,958)	$(15,000)	$124,107	$(61,250)	$(640)	$47,240

Balance, May 31, 2021	—	$—	20,693,521	$20	—	—	$61,374	$(48,449)	$206	$13,151
Issuance of common stock pursuant to exercise of stock options	—	—	11,905	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	—	—	981	—	—	981
Cancellation of shares	—	—	(485)	—	—	—	—	—	—	—
Warrant exercises	—	—	24,055	—	—	—	60	—	—	60
Sale of common stock, net of underwriting discount and offering costs	—	—	2,875,000	3	—	—	55,949	—	—	55,952
Net loss	—	—	—	—	—	—	—	(1,841)	—	(1,841)
Foreign currency translation	—	—	—	—	—	—	—	—	(55)	(55)
Balance, August 31, 2021	—	$—	23,603,996	$23	—	—	$118,374	$(50,290)	$151	$68,258

	Series A						Treasury			Additional		Accumulated Other
	Preferred Stock			Common Stock			Stock			Paid-in	Accumulated	Comprehensive
	Shares	$		Shares	$		Shares	$		Capital	Deficit	(Loss) Income	Total
Balance, November 30, 2021	—		—	23,754,096		$23	—		$—	$119,589	$(53,498)	$(16)	$66,098
Issuance of common stock pursuant to exercise of stock options	—		—	250,250		—	—		—	457	—	—	457
Reclassification of stock-based compensation due to modification	—		—	—		—	—		—	(1,043)	—	—	(1,043)
Settlement of obligation to grant stock options	—		—	—		—	—		—	1,043	—	—	1,043
Stock-based compensation	—		—	—		—	—		—	4,061	—	—	4,061
Issuance of common stock pursuant to vesting of restricted stock units	—		—	12,266		—	—		—	—	—	—	—
Repurchase of common shares under Stock Buyback Plan	—		—	—		—	(1,779,958)		(15,000)	—	—	—	(15,000)
Net loss	—		—	—		—	—		—	—	(7,752)	—	(7,752)
Foreign currency translation	—		—	—		—	—		—	—	—	(624)	(624)
Balance, August 31, 2022	—		$—	24,016,612		$23	(1,779,958)		$(15,000)	$124,107	$(61,250)	$(640)	$47,240

Balance, November 30, 2020	1,391		$—	14,852,023		$15	—		$—	$58,581	$(50,215)	$28	$8,409
Issuance of common stock pursuant to exercise of stock options	—		—	34,572		—	—		—	45	—	—	45
Conversion of preferred shares and accrued dividends on preferred shares	(1,391)		—	5,332,147		5	—		—	1,038	—	—	1,043
Stock-based compensation	—		—	—		—	—		—	2,527	—	—	2,527
Cancellation of shares	—		—	(485)		—	—		—	—	—	—	—
Warrant exercises	—		—	510,739		—	—		—	1,277	—	—	1,277
Dividends declared on preferred shares	—		—	—		—	—		—	(1,043)	—	—	(1,043)
Sale of common stock, net of underwriting discount and offering costs	—		—	2,875,000		3	—		—	55,949	—	—	55,952
Net income	—		—	—		—	—		—	—	(75)	—	(75)
Foreign currency translation	—		—	—		—	—		—	—	—	123	123
Balance, August 31, 2021	—		$—	23,603,996		$23	—		$—	$118,374	$(50,290)	$151	$68,258

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended August 31, 2022 and 2021

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

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to August 31, 2022, the Company had incurred an accumulated deficit of $61.3 million.  The Company has funded operations through the issuance of common stock.  The Company generated $32.0 million in revenue and net loss of $7.8 million for the nine months ended August 31, 2022.  It still is expected to incur significant losses before the Company's revenues sustain its operations. The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

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

These condensed consolidated financial statements for the three and nine months ended August 31, 2022 and 2021 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a  fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and nine months ended August 31, 2022 and 2021, and its cash flows for the nine months ended August 31, 2022 and 2021 are not necessarily indicative of results to be expected for the full year.

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

Recently Adopted Accounting Guidance

In 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by primarily addressing the following: recognition of a deferred tax liability after transition to/from the equity method, evaluation when a step-up in the tax basis of goodwill should be related to a business combination or when it should be considered a separate transaction, inclusion of the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income, and recognition of the effect of an enacted change in tax laws or annual effective tax rates in the period the change was enacted. The guidance is effective for the Company in the first quarter of 2022. Several of the amendments in the update are required to be adopted using a prospective approach, while other amendments are required to be adopted using a modified-retrospective approach or retrospective approach.  The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The estimated fair values of assets acquired and liabilities assumed on May 25, 2022 are as follows (in thousands):

Cash	$241
Accounts receivable	48
Inventory	36
Trademarks	360
Customer list intangible	70
Accounts payable	(59)
Deferred revenue	(14)
Goodwill	1,492
Total acquired assets	$2,173

Adjustments were made to the acquired assets and liabilities subsequent to the acquisition date.

Ballistipax®

On August 18, 2021, the Company acquired Ballistipax®, a developer of single-handed rapidly deployable bulletproof backpacks.  The purchase price of $0.3 million was paid in cash. As part of the transaction, the Company has acquired two patents, finished goods and raw materials inventory.

7.	RESTRICTED CASH

The Company’s restricted cash - current was $0 and $0.1 million at August 31, 2022 and November 30, 2021, respectively. The $0.1 million consists of cash that the Company was contractually obligated to maintain in accordance with the terms of its lease agreement.  The restricted cash was returned to the Company in January 2022.

8.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, and sales to large end-users such as retail stores, security companies and law enforcement agencies, and through e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and are classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and nine months ended August 31, 2022 and 2021 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and nine months ended August 31, 2022 and 2021 were immaterial.

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

Allowance for Doubtful Accounts

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance.  To minimize the likelihood of uncollectible debt, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts was approximately $0.01 million as of  August 31, 2022 and  November 30, 2021.

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty, for the nine months ended August 31, 2022 and the year ended November 30, 2021, are summarized below (in thousands):

	August 31,	November 30,
	2022	2021
Deferred revenue balance, beginning of period	$1,125	$4,902
Net additions to deferred revenue during the period	21,844	33,641
Reductions in deferred revenue for revenue recognized during the period	(21,663)	(37,418)
Deferred revenue balance, end of period	1,306	1,125
Less current portion	921	720
Deferred revenue, non-current	$385	$405

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Distribution channel	2022	2021	2022	2021
Wholesale (dealer/distributors)	$4,312	$2,986	$10,746	$7,041
E-commerce	8,110	5,717	21,272	23,956
Total	$12,422	$8,703	$32,018	$30,997

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	August 31,	November 30,
	2022	2021
Computer equipment and software	$327	$275
Furniture and fixtures	359	208
Leasehold improvements	729	157
Machinery and equipment	2,297	1,738
	3,712	2,378
Less: accumulated depreciation	677	406
Total	$3,035	$1,972

The Company recognized approximately $0.4 million and $0.3 million in depreciation expense during the nine months ended August 31, 2022 and 2021, respectively.  The Company recognized approximately $0.2 million and $0.1 million in depreciation expense during the three months ended August 31, 2022 and 2021, respectively.  Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

At August 31, 2022 and November 30, 2021, the Company had deposits of $2.0 million and $1.3 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

10.	INVENTORY

The following table summarizes inventory (in thousands):

	August 31,	November 30,
	2022	2021
Raw materials	$7,682	$3,175
Work in process	968	428
Finished goods	6,772	3,010
Total	$15,422	$6,613

11.	INTANGIBLE ASSETS

The components of intangible assets were as follows:

	Balance at August 31, 2022			Balance at November 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,938	$(405)	$3,533	$3,895	$(227)	$3,668
Trademarks	360	—	360	—	—	—
Customer List	70	(11)	59	—	—	—
Total	$4,368	$(416)	$3,952	$3,895	$(227)	$3,668

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  Total intangible assets amortization expense for the nine months ended August 31, 2022 and 2021 were $0.2 million and $0.1 million, respectively.  Total intangible assets amortization expense for the three months ended August 31, 2022 and 2021 were $0.1 million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of August 31, 2022 are as follows (in thousands):

Fiscal Year Ending November 30,
2022 (three months)	$68
2023	272
2024	252
2025	237
2026	237
Thereafter	2,344
Total	$3,410

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	August 31,	November 30,
	2022	2021
Trade payables	$3,363	$2,793
Accrued sales and use tax	757	940
Accrued people costs	1,686	2,317
Accrued marketing	364	185
Accrued professional fees	261	617
Other accrued liabilities	418	144
Total	$6,849	$6,996

13.	NOTES PAYABLE

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

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank ("Revolving Note"). The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 6.0% on August 31, 2022. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank ("Nonrevolving Equipment Line"). The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 6.0% on  August 31, 2022. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  August 31, 2022, there was no outstanding balance on the Revolving Note and the Company had not drawn on the Nonrevolving Equipment Line.  Debt issuance costs related to the line of credit were approximately $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets.  Amortization of $0.02 million for the nine months ended August 31, 2022 and 2021 and $0.01 million for the three months ended August 31, 2022 and 2021 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

15.	STOCKHOLDERS’ EQUITY

Authorized Shares and Increase in Stock Compensation Plan

At the Company's 2022 annual meeting of stockholders held on June 17, 2022 (the "Annual Meeting"), the Company's stockholders approved a decrease in the amount of authorized common stock from 300,000,000 to 50,000,000.  The decrease became effective upon filing of a Certificate of Amendment to the Company's Certificate Incorporation on June 17, 2022.  Additionally, following approval of the Company's stockholders at the Annual Meeting, the total number of shares of common stock authorized for issuance of the Company's 2020 Equity Incentive Plan increased by 1,300,000 from 2,500,000 to 3,800,000.

Stock Buyback Plan

On February 15, 2022, the Company's Board of Directors approved a plan to buy back up to $10.0 million worth of shares of the Company's common stock from the open market (“Stock Buyback Plan”).  The Company's Stock Buyback Plan was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Company completed the full $10.0 million for the repurchases under the Stock Buyback Plan during March 2022.

On April 28, 2022, the Company's Board of Directors approved a plan to buy back up to an additional $5.0 million worth of shares of the Company's common stock.  The Company completed the full $5.0 million repurchase of shares during May 2022.

The following table summarizes the treasury stock activity during the nine months ended August 31, 2022:

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

2020 Plan

On October 23, 2020, the Board approved and on November 19, 2020 the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan was 2,500,000. On April 26, 2022, the Company’s Board of Directors approved and on June 17, 2022 the Company's stockholders approved the increase of the number of shares of common stock available for issuance under the 2020 Plan by 1,300,000 shares to a total of 3,800,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

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

Stock-Based Compensation Expense

Total stock-based compensation expense was $4.1 million and $2.5 million for the nine months ended August 31, 2022 and 2021, respectively. Total stock-based compensation expense was $2.7 million and $1.0 million for the three months ended August 31, 2022 and 2021, respectively.  Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the first half of 2022, the Board of Directors authorized granting of restricted stock unit awards (" RSUs") in excess of the limit stipulated under the 2020 Plan. Additionally, the Company agreed to grant 200,000 RSUs to the Chief Technology Officer ("CTO") in exchange for his waiver of rights to future royalty payments. See Note 21, "Commitments and Contingencies - Royalty Payments," for additional information. Because these awards were contingent on shareholder approval at the next annual shareholder meeting, these RSUs were not considered granted under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation ("ASC 718") and were treated as obligation to issue RSU's and were remeasured at the end of each reporting period until the settlement date on June 17, 2022 and August 3, 2022 (for the RSUs to the CTO).

Additionally, on March 23, 2022, the Board of Directors approved the issuance of RSU Amendment Agreements to each grantee of the double trigger RSUs in which 50% of the RSUs (778,750 RSUs) were exchanged for stock options. In accordance with ASC 718, a cancellation of an award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the cancelled award.  Similarly, because these stock options were not considered granted under ASC 718, they were therefore treated as obligation to issue stock options and were remeasured at the end of each reporting period until the settlement date on June 17, 2022.

On June 17, 2022, the stockholders approved to increase the stock compensation plan by 1,300,000 shares to 3,800,000 shares.  Consequently, the Company settled the obligation to issue RSUs and options by issuing the related RSUs and stock options and reclassified the fair value of the issuances at June 17, 2022 of $1.0 million from accounts payable and accrued liabilities to additional paid-in capital.  Additionally, the amounts recognized as employee incentive expense for the three months ended August 31, 2022 and 2021 of $0 and $1.4 million, respectively, were reclassified to stock compensation expense.  The non-cash expense associated with these rewards were valued at the grant date of June 17, 2022, using a Monte Carlo model for double trigger RSUs and a Black Scholes model for simple employment period vesting stock options.

Restricted Stock Units

During the nine months ended August 31, 2022 and 2021, the Company granted 376,555 and 174,493 RSUs, respectively. Stock-based compensation expense for the RSUs for the nine months ended August 31, 2022 and 2021, was $2.3 million for each of the years. Stock-based compensation expense for the RSUs for the three months ended August 31, 2022 and 2021, was $1.0 million and $0.9 million, respectively.

During the nine months ended August 31, 2022, the Company accelerated the vesting of 3,874 RSUs to a former director and 8,392 RSUs to current board members for 2021 services.   During the nine months ended August 31, 2022, 25,000 RSUs were forfeited due to a former employee who was terminated for cause.  These RSU's did not vest, as they were based on triggers and performance that were not met.  As a result, no expenses were reversed, and going forward no expenses will be recognized.  The forfeited RSUs were returned to the pool of shares available for issuance under the 2020 Plan.

As of  August 31, 2022, there was $5.2 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.1 years.

The following table summarizes the RSU activity during the nine months ended August 31, 2022:

RSUs
Unvested and outstanding as of November 30, 2021	1,594,120
Granted	376,555
Settled	(12,266)
Cancelled	(778,750)
Forfeited	(25,000)
Unvested and outstanding at August 31, 2022	1,154,659

Stock Options

During the nine months ended August 31, 2022 and 2021, the Company granted options to employees and directors to purchase 994,750 and 41,000 shares of common stock, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.7 million and $0.06 million during the nine months ended August 31, 2022 and 2021, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.7 million and $0.05 million during the three months ended August 31, 2022 and 2021, respectively.

As of August 31, 2022, there was $3.6 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.5 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model.  The expected volatility is based upon historical volatility of the Company's stock.  The expected term for the options is based upon observation of actual time elapsed between employees.  The assumption that the Company used to determine the grant-date fair value of stock options granted for the nine months ended nine months ended August 31, 2022 were as follows:

Risk free rate	3.34%
Expected dividends	0.0
Expected volatility	78.44%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	5.51
Exercise price	7.70

The following table summarizes option activity under the 2020 Plan during the nine months ended August 31, 2022:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2021	586,783	$3.48
Granted	994,750	7.70
Exercised	(250,250)	(1.82)
Forfeited	(20,500)	(11.80)
Outstanding, August 31, 2022	1,310,783	$6.83
Exercisable, August 31, 2022	274,534	$1.90

17.	EARNINGS PER SHARE

For the three and nine months ended August 31, 2022 and 2021, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and nine months ended August 31, 2022.

The following table sets forth the allocation of net loss for the three and nine months ended August 31, 2022 and 2021, respectively:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Net loss	$(1,534)	$(1,841)	$(7,752)	$(75)
Preferred stock dividends	—	—	—	(1,043)
Net loss available to common shareholders	$(1,534)	$(1,841)	$(7,752)	$(1,118)

Weighted-average number of shares used in computing net loss per share, basic and diluted	21,751,879	22,047,571	22,704,565	18,269,360
Net loss per share -- basic	$(0.07)	$(0.08)	$(0.34)	$(0.06)

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Warrants	—	75,000	—	75,000
Options	1,310,783	617,712	1,310,783	617,712
RSUs	1,154,659	1,747,993	1,154,659	1,747,993
Total	2,465,442	2,440,705	2,465,442	2,440,705

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company expensed $0 and approximately $0.3 million for royalties due to the Company’s CTO, during the nine months ended August 31, 2022 and 2021, respectively.  Balances payable to the CTO for royalties were $0 and $0.1 million as of August 31, 2022 and November 30, 2021, respectively.  The Company terminated the royalty payments in December 2021 and the Company granted 200,000 RSUs during the three months ended August 31, 2022 in exchange to waive all future rights and entitlements to the CTO.  Refer to Note 21, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.03 million and $0.01 million for the nine months ended August 31, 2022 and 2021, respectively.  Sublease payments received were $7.0 thousand and $8.0 thousand for three months ended August 31, 2022 and 2021.

19.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company had entered into a real estate lease for office space in Andover, Massachusetts.  In August 2021, the lease was amended to include additional space and extend the term of the existing space by one year. The new lease expiration date is February 29, 2028.  The base rent is approximately $0.02 million per month.

The Company leases office and warehouse space in South Africa that expires in November 2024. The base rent during the nine months ended August 31, 2022 is approximately $0.01 million per month.  In October 2021, the Company entered into an additional lease in South Africa for a storage facility. The lease expires October 31, 2022.

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.01 million per month. The Company sub-leases the former Fort Wayne facility which commenced in August 2022.  In November 2021, the Company entered into a lease which commenced in August 2022.  The lease expires July 31, 2027.  The base rent is approximately $0.02 million per month.

The Company also leases office space in Las Vegas, Nevada, which expires on January 31, 2027.  The base rent is less than $0.01 million per month.

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

As of August 31, 2022 and 2021 the elements of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
Lease Cost:
Operating lease cost	$144	$360
Short-term lease cost	1	9
Total lease cost	$145	$369

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$148	$244
Operating lease liabilities arising from obtaining right-of-use assets	$1,047	$1,557

Operating Leases:
Weighted-average remaining lease term (in years)		4.6
Weighted-average discount rate		9.5%

Future lease payments under non-cancelable operating leases as of August 31, 2022 are as follows (in thousands):

Fiscal Year Ending November 30,
2022 (three months)	$169
2023	679
2024	696
2025	594
2026	527
Thereafter	451
Total lease payments	3,116
Less: imputed interest	598
Total lease liabilities	$2,518

20.	INCOME TAXES

For the three months ended August 31, 2022 and 2021, the Company recorded an income tax expense of $0.2 million and an income tax benefit of $0.1 million, respectively. For the three months ended August 31, 2022 and 2021, the effective tax rate was (10.8%) and 3.9%, respectively. For the nine months ended August 31, 2022 and 2021, the Company recorded an income tax expense of $0.1 million and $0.1 million, respectively.  For the nine months ended August 31, 2022 and 2021 the effective tax rate was (1.1%) and 320.6%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

21.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement, dated April 13, 2018 and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.025 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate would begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's upon stockholder's approval and renegotiation of the employment contract of the increase in the number of shares of common stock available for issuance under the 2020 Plan.  The RSU’s will vest two years from January 7, 2022.  As a result, the Company did not recognize any royalty expense in the first quarter of 2022 and recognized stock compensation expense of $0.6 million associated with the RSUs during the three and nine months ended August 31, 2022.

COVID-19 Pandemic and CARES Act

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

The tables below summarize the Company’s revenue for the three and nine months ended August 31, 2022 and 2021, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2022	$10,347	$704	$1,342	$29	$12,422
August 31, 2021	7,140	1,563	—	—	8,703

Nine Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2022	$27,140	$2,061	$2,765	$52	$32,018
August 31, 2021	28,465	2,532	—	—	30,997

23.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency Risk

The Company held its cash balances within banks in the U.S. in U.S. dollars and with banks in South Africa in U.S. dollars and South African rand. The Company’s operations are conducted in the U.S. and South Africa. The value of the South African rand against the U.S. dollar may fluctuate with changes in economic conditions.

During the three and nine months ended August 31, 2022, in comparison to the prior year period, the U.S. dollar was weaker in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.6 million and $0.06 million related to the South African rand during the three months ended August 31, 2022 and 2021, respectively. The Company recorded a translation adjustment loss of $0.6 million and translation adjustment gain of $0.1 million during the nine months ended August 31, 2022 and 2021.

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

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade, particularly given the fear caused by the recent COVID-19 pandemic. The less lethal market has been projected to approach $12 billion per year by 2023 (Statistics MRC. Non-Lethal Weapons – Global Market Outlook (2017-2023)). We plan to respond to this demand for less-lethal products through the serial production and distribution of the Byrna® SD and expansion of the Byrna product line.

RESULTS OF OPERATIONS

Results for the third quarter of 2022 demonstrate a continuing demand for our Byrna SD personal security device and growth of the production capacity and administrative and control structures necessary to supply that demand.  Revenue increased to $12.4 million from $8.7 million in the third quarter of last year.  Most of the growth in revenue continues to be in high margin direct sales or Amazon, as e-commerce orders accounted for 65.3% of total net revenue this quarter.  In addition, the Company introduced products from Fox Labs, which the Company acquired at the end of the second quarter of this year.  Sales related to Fox Lab branded products totaled $0.4 million in the third quarter of 2022.

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

Three months ended August 31, 2022 as compared to three months ended August 31, 2021:

Net Revenue

Revenues were $12.4 million in the third quarter of 2022 which represents an increase of $3.7 million or 42.7% as compared to the prior year period revenues of $8.7 million.  Website sales, increased by $2.4 million from $5.7 million in the third quarter of 2021 to $8.1 million in the third quarter of 2022.  This increase includes a $1.7 million increase in Amazon sales.  Additionally, sales through all other channels, with the exception of law enforcement, increased in comparison with the same quarter of the prior year.  International sales increased by $0.5 million from $1.6 million in the third quarter of 2021 to $2.1 million in the third quarter of 2022 due to a strong quarter for exports to Asia and Latin America.  Sales to domestic dealers/distributors increased from $1.2 million in the third quarter of 2021 to $1.7 million in the third quarter of 2022.  In addition, Fox Labs, which was acquired on May 25, 2022, added $0.4 million in sales pepper sprays the third quarter of 2022.

Cost of Goods Sold

Cost of goods sold was $5.5 million in the third quarter of 2022 compared to $3.8 million in the prior year period. This $1.7 million increase is primarily due to the increase in related sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $6.9 million in the third quarter of 2022, or 55.4% of net revenue, as compared to gross profit of approximately $4.9 million, or 56.2% of net revenue, in the prior year period.  While improvements in shipping efficiency lowered freight costs and improved gross profit by approximately 1%, one-time increases to inventory reserves decreased gross profit by approximately 2%.

Operating Expenses / Income (Loss) from Operations

Operating expenses were $8.3 million in the third quarter of 2022, an increase of $1.6 million, as compared to the prior year period expenses of $6.7 million. This increase is due to the growth of the Company.

During fiscal year 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which increased $0.8 million to $1.4 million for the third quarter of 2022 as compared to $0.6 million in the third quarter of 2021.

The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs increased $0.3 million from $3.6 million in the third quarter of 2021 to $3.9 million in the third quarter of 2022, mainly due to the increase in stock compensation expense.  IT subscriptions increased $0.1 million from $0.03 million in the third quarter of 2021 to $0.2 million in the third quarter of 2022.

Income Tax Provision

For the three months ended August 31, 2022 and 2021, the Company recorded an income tax expense of $0.2 million and an income tax benefit of $0.1 million, respectively. For the three months ended August 31, 2022 and 2021, the effective tax rate was (10.8%) and 3.9%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

	For the Three Months Ended
	August 31,
	2022	2021
Net loss	$(1,534)	$(1,841)

Adjustments:
Interest (income) expense	3	(13)
Income tax provision (benefit)	150	(74)
Depreciation and amortization	250	136
Non-GAAP EBITDA	(1,131)	(1,792)

Stock-based compensation expense	2,689	981
Non-cash incentive compensation expense	(1,415)	—
Other expenses	3	9
Severance/Separation	138	—
Non-GAAP adjusted EBITDA	$284	$(802)

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

	For the Three Months Ended
	August 31,
	2022	2021
Net loss	$(1,534)	$(1,841)

Adjustments:
Stock-based compensation	2,689	981
Non-cash incentive compensation expense	(1,415)	—
Other expenses	3	9
Severance/Separation	138	—
NON-GAAP ADJUSTED NET (LOSS) INCOME	$(119)	$(851)
Net income applicable to preferred stock	—	—
NON-GAAP ADJUSTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(119)	$(851)

Non-GAAP adjusted net income (loss) per share — basic and diluted	$(0.01)	$(0.04)
Weighted-average number of common shares outstanding during the period — basic and diluted	21,751,879	22,047,571

Nine months ended August 31, 2022 as compared to nine months ended August 31, 2021:

Net Revenue

Revenues were $32.0 million in the nine months ended August 31, 2022 which represents an increase of $1.0 million as compared to the prior year period revenues of $31.0 million.  The prior year period sales included the fulfillment of approximately $4.0 million of backorders received in fiscal year 2020 and a surge in the Company's website sales due to the Company's product being featured on a national news program in April of 2021.  Thus, website sales (excluding Amazon) decreased by $6.3 million from $23.9 million in nine months ended August 31, 2021 to $17.6 million in nine months ended August 31, 2022.  However, sales through all other channels increased year over year.  International sales increased by $2.4 million from $2.5 million in the nine months ended August 31, 2021 to $4.9 million in the nine months ended August 31, 2022.  This increase was driven by new customers in South America and Asia. Sales via Amazon were $3.7 million in the nine months ended August 31, 2022 compared to $0.05 million in the nine months ended August 31, 2021, before that site had been established. Sales to domestic dealers/distributors, and retail sales to large end-users such as security companies and law enforcement agencies increased from $4.5 million in the nine months ended August 31, 2021 to $5.5 million in the nine months ended August 31, 2022.  In addition, Fox Labs, which was acquired on May 25, 2022, added $0.4 million in sales of pepper sprays in the nine months ended August 31, 2022.

Cost of Goods Sold

Cost of goods sold was $14.4 million in the nine months ended August 31, 2022 compared to $13.8 million in the prior year period. This $0.6 million increase is primarily due to the increase in related sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $17.6 million in the nine months ended August 31, 2022, or 55.0% of net revenue, as compared to gross profit of approximately $17.2 million, or 55.5% of net revenue, in the prior year period.

Operating Expenses / Income (Loss) from Operations

Operating expenses were $25.0 million in the nine months ended August 31, 2022, as compared to the prior year period expenses of $17.4 million. This $7.7 million increase is due to the growth of the Company.

During fiscal year 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which increased $2.6 million to $3.9 million for the nine months ended August 31, 2022 as compared to $1.3 million in the nine months ended August 31, 2021.

The structural growth required to manage a larger business with higher sales volumes drove up structural costs. Payroll related costs increased $3.0 million from $9.6 million in the nine months ended August 31, 2021 to $12.6 million in the nine months ended August 31, 2022. The increase was mostly due to an increase in non-cash stock compensation which increased by $1.6 million from $2.5 million in the nine months ended August 31, 2021 to $4.1 million in the nine months ended August 31, 2022.  Salary, wages and bonuses increased by $1.2 million from $5.9 million in the nine months ended August 31, 2021 to $7.1 million in the nine months ended August 31, 2022.

IT subscriptions increased $0.4 million from $0.06 million in the nine months ended August 31, 2021 to $0.5 million in the nine months ended August 31, 2022.

Income Tax Provision

For the nine months ended August 31, 2022 and 2021, the Company recorded an income tax provision of $0.1 million and $0.1 million, respectively. For the nine months ended August 31, 2022 and 2021, the effective tax rate was (1.1%) and 320.6%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

	For the Nine Months Ended
	August 31,
	2022	2021
Net loss	$(7,752)	$(75)

Adjustments:
Interest expense (income)	(10)	24
Income tax provision (benefit)	82	109
Depreciation and amortization	638	369
Non-GAAP EBITDA	(7,042)	427

Stock-based compensation expense	4,061	2,527
Other expenses	183	18
Forgiveness of PPP loan	—	(190)
Severance/Separation	556	—
Non-GAAP adjusted EBITDA	$(2,242)	$2,782

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

	For the Nine Months Ended
	August 31,
	2022	2021
Net loss	$(7,752)	$(75)

Adjustments:
Stock-based compensation expense	4,061	2,527
Other expenses	183	18
Forgiveness of PPP loan	—	(190)
Severance/Separation	556	—
NON-GAAP ADJUSTED NET INCOME (LOSS)	(2,952)	2,280
Net income applicable to preferred stock	—	(1,043)
NON-GAAP ADJUSTED NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,952)	$1,237

Non-GAAP adjusted net income (loss) per share — basic and diluted	$(0.13)	$0.07
Weighted-average number of common shares outstanding during the period — basic and diluted	22,704,565	18,269,360

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash as of August 31, 2022 totaled $24.5 million a decrease of $31.9 million from $56.4 million of cash and restricted cash as of November 30, 2021.

Operating Activities

Cash used in operating activities was $12.8 million for the nine months ended August 31, 2022 compared to cash used in operations of $3.3 million during the prior year period. Net loss was $1.5 million and $7.8 million for the three and nine months ended August 31, 2022. Net loss was $1.8 million and $0.1 million for the three and nine months ended August 31, 2021. Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash used in operations in the nine months ended August 31, 2022. These include stock-based expenses of $4.1 million, compared to $2.5 million for the nine months ended August 31, 2021; depreciation and amortization of $0.6 million compared to $0.4 million for the nine months ended August 31, 2021.

During the nine months ended August 31, 2022, the growth of the Company was reflected in the use of cash for growing working capital needs. Inventory increased during the nine months ended August 31, 2022 by $8.9 million, compared to $2.3 million for the nine months ended August 31, 2021. The increase in inventory is a planned measure to ensure we have the ability to meet demand during the remainder of 2022.  Accounts receivable decreased by $1.0 million during the nine months ended August 31, 2022 , due to decreased accounts receivables in South Africa, as compared to an increase of $0.4 million for the nine months ended August 31, 2021.  Deferred revenue increased $0.2 during the nine months ended August 31, 2022, compared to a decrease of $4.2 million for the nine months ended August 31, 2021 as we fulfilled backlogged e-commerce orders.

Investing Activities

Cash used in investing activities was $4.2 million for the nine months ended August 31, 2022, compared to $4.9 million for the nine months ended August 31, 2021. The current year investing activities relate to purchase of property and equipment and the Fox Labs acquisition.  The prior year investing activities relate to the Mission Less Lethal and Ballistipax acquisitions.

Financing Activities

Cash used by financing activities was $14.5 million during the nine months ended August 31, 2022, compared to cash provided by $57.2 million for the nine months ended August 31, 2021. The nine months ended August 31, 2022 amount was primarily composed of stock repurchased of $15.0 million compared to $56.8 million from proceeds from the sale of common stock during the nine months ended August 31, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2021 10-K. During the three and nine months ended August 31, 2022, there were no significant changes to the Company’s critical accounting policies from those described in our 2021 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of August 31, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the SEC on February 11, 2022.  As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 15, 2022, our Board of Directors approved a plan to buy back up to $10.0 million worth of shares of the Company's common stock from the open market (“Stock Buyback Plan”).  The Stock Buyback Plan was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  Our Company's Board of Directors specified an expiration date of the sooner of April 30, 2022 or upon reaching the aggregate limit of $10.0 million for the repurchases under the Stock Buyback Plan.  The Company completed the full $10.0 million for the repurchases during March 2022. No repurchases were made during the third fiscal quarter ended August 31, 2022.

On April 28, 2022, our Board of Directors approved a plan to buy back up to an additional $5.0 million worth of shares of our common stock.  We completed the full $5.0 million repurchase of shares during May 2022.   See Note 15 of our notes to condensed consolidated financial statements for information regarding our Stock Buyback Program.

	Number of Shares	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announces Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
February 2022	296,168	$8.96	296,168	$—
March 2022	754,081	9.74	754,081	—
April 2022	—	—	—	—
May 2022	729,709	6.85	729,709	—
Total	1,779,958		1,779,958	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of Byrna Technologies Inc., filed on June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022)
10.1#	Byrna Technologies Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: October 3, 2022		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 3, 2022		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)