Form 10-K
period 2022-11-30
Byrna Technologies Inc.
filed 2023-02-09
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2022) was approximately $179,159,372 based upon a share valuation of $8.06 per share.

As of February 1, 2023, the Company had 24,032,196 issued and 21,866,209 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Forward-looking statements include, but are not limited to, statements about:

●

the impact of the COVID-19 pandemic, including the impact of new strains or prolonged continuation, escalation or developments related to the impact of COVID-19 on our personnel and operations, our ability to design, source parts and materials for, and introduce and sell new products, services and features;

●	the impact of any regulatory proceedings or litigation;
●	our ability to protect our intellectual property and compete with existing and new products;
●	the impact of stock compensation expense, dividends and related accounting, impairment expense and income tax expense on our financial results;
●	our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins;
●	our ability to recruit, retain and incentivize key management personnel;
●	our ability to design, manufacture, market and sell new products and product lines;
●	our ability to integrate the operations and product lines of companies that we acquire;
●	risks related to product defects;
●	the success of our entry to new markets;
●	customer purchase behavior and negative media publicity or public perception of our brand or products;
●

risks related to any loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third-party cloud based storage providers;

●	exposure to international operational risks;
●	risks related to delayed cash collections or bad debt; and
●

risks related to determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the U.S. Bureau of Alcohol, Tobacco, and Firearms ("BATF"), import and export regulators, and other federal or state authorities, or changes to the law in key international jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

In this annual report, unless otherwise specified, all references to “common stock” refer to our common stock, par value $0.001 per share.

References in this Report to the “Company,” “we,” “us,” or “our” refer to Byrna Technologies Inc. and its subsidiaries (formerly known as Security Devices International, Inc.) unless the context clearly requires otherwise.

TRADEMARK NOTICE

Byrna® is a registered trademark of Byrna Technologies Inc. in the United States. This Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. All other brand names, trademarks, trade names and service marks appearing in this Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by any other companies.

PART I

ITEM 1. BUSINESS

Overview

We are a non-lethal self-defense technology company, specializing in innovative, next generation solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe®, and our core mission is to empower people to safely embrace life. We seek to fulfill our mission by developing easy-to-use self-defense tools that are designed to allow people to live more safely. We are also focused on providing law enforcement and private security customers with non-lethal alternatives to firearms that are intended to reduce the use of firearms and facilitate trust within the communities they serve.

Our product portfolio includes:

●	handheld personal security devices and shoulder-fired launchers designed for use by consumers and professional security customers without the need for a background check or firearms license;

●	a line of projectiles that are fired by Byrna devices, including chemical irritant, kinetic and inert rounds;

●	a line of self-defense aerosol products, including Byrna Bad Guy Repellent™; and

●	accessories and related safety products, including the Byrna Banshee™, Byrna Shield™, compressed carbon dioxide (CO2) canisters, sighting systems, holsters and Byrna-branded apparel.

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

Our flagship product, the Byrna HD, was updated and improved with the introduction of the Byrna SD in the second half of fiscal year 2021. It is a compact, ergonomically designed, handheld personal security device with the size and form factor of a compact handgun. It is easy to use, has virtually no recoil and is designed to fire accurately with an effective range of 60 feet. The Byrna SD utilizes our patented technology and more than 60 custom designed parts. The Byrna SD comes with easily reloadable magazines that can hold five or seven .68 caliber projectiles. The Byrna SD is designed to provide a non-lethal alternative to a firearm, effective at a much safer stand-off distance than pepper spray or conductive energy devices, which have recommended maximum ranges of 10 feet and 20 feet, respectively. In late 2021 we also released the Byrna SD XL, featuring a longer barrel, greater muzzle velocity and compatibility with a standard 12-gram CO2 cartridge.

In May 2021, we purchased certain assets of Mission Less Lethal, a U.S. manufacturer of .68 caliber, non-lethal, shoulder-fired launchers for law enforcement and other security professionals. By leveraging the technology and intellectual property acquired from Mission Less Lethal, we have introduced the Byrna TCR, an easy to use, tactical compact rifle that can fire 19 rounds in rapid succession at more than 325 feet per second using a standard 12-gram CO2 cartridge for propulsion, and we have also released the Byrna M-4, a full sized tactical rifle with either 120 round capacity in law enforcement form or two 20 round magazines in civilian form. These rifles are well suited to meet specific situational needs of security professionals, including law enforcement, private security and corrections customers.

In May 2022, we acquired Fox Labs International, a producer of defensive pepper sprays, that catered primarily to law enforcement and other security professionals. This has enabled us to continue sales to the law enforcement market while using our ecommerce and dealership channels to offer professional quality chemical irritant self-defense spray to the consumer market under the name Byrna Bad Guy Repellent™.

On January 10, 2023, we created a new joint venture with Fusady S.A., an affiliate of Bersa S.A. (“Fusady”) located in Argentina, to expand our operations and presence in South American markets.  We hold 51% of the stock in the joint venture entity, Byrna LATAM S.A. (“Byrna LATAM”), and the remaining 49% of stock in Byrna LATAM is held by Fusady.

We offer a range of .68 caliber projectiles for different applications. Our chemical irritant projectiles include Byrna Max, which contains a pepper and tear gas blend, and Byrna Pepper, which contains a pepper and PAVA blend. These chemical irritant projectiles are designed to intensely burn an assailant’s eyes and skin and impair their respiratory system upon contact, with quick-acting, incapacitating effects. We also offer Byrna Kinetic, a lower-cost, hard plastic projectile that can be used for self-defense or training, and Byrna Pro Training, a projectile filled with inert powder to simulate use of chemical irritant rounds for training. During 2021, we introduced the Eco-Kinetic line of projectiles which are environmentally safe, fully biodegradable and highly accurate rounds for both safety and recreational uses. In addition, we plan to introduce our patented Fin-Stabilized projectiles that are designed to deliver increased speed and accuracy at up to 150 feet of range, while doubling the payload of our .68 caliber rounds. We offer selected projectiles in five-count, 25-count, 95-count, and 400-count packages.

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

Our international sales are fulfilled primarily by select distribution partners that have expertise in their local markets. International sales represented 8.2% of revenue in our fiscal year 2021 and 19.1% of revenue in fiscal year 2022; we see the potential to continue increasing our international sales mix as foreign law enforcement customers are showing growing interest in Byrna devices serving as a non-lethal, secondary security device, and the Byrna approach is increasingly seen as a favorable de-escalation solution.

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

Manufacturing, Suppliers and Distribution

We operate two manufacturing facilities. In the United States, we opened a 14,000 square foot facility in 2020 located in Fort Wayne, Indiana and in 2022 we moved to a new 30,000 square foot facility nearby in order to expand capacity. We utilize our Fort Wayne facility to fulfill domestic demand for our launchers. To satisfy production demand in international markets, we operate a 20,000 square foot manufacturing facility located in Pretoria, South Africa.  Both facilities utilize a human capital-oriented model with highly-skilled manual assembly of precision components. With the expansion of both facilities, we believe that we have sufficient capacity to meet our production needs for at least the next two years, and that additional capacity is available to us on commercially reasonable terms.

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

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our headquarters, in Andover, Massachusetts. Our design team is comprised of experts in the fields of mechanical design, precision manufacturing and CO2-powered propulsion. We are currently focused on executing the commercial introduction of a series of new launchers, including the Byrna LE and Byrna EP. These new launchers are expected to benefit from our innovations in the areas of greater and more controlled muzzle velocity, improved cold weather performance, more efficient utilization of CO2, improved triggers, higher capacity magazines, improved sighting systems, yet keeping the product compact and ergonomic. We are also investing engineering resources to develop proprietary projectiles both for the consumer and law enforcement markets.  In particular, we have designed an accurate and effective long range less lethal projectile to be fired from a 12-gauge shotgun. We introduced this product in January 2023.

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

We have numerous issued utility and design patents. We are currently prosecuting several newly filed provisional patents. We have several granted Trademarks as well as trademarks which have been filed and are currently being prosecuted. We further obtained one patent and one trademark through the acquisition of Mission Less Lethal in May 2021, two patents and four trademarks through the acquisition of Ballistipax Holdings Inc. ("Ballistipax") and several trademarks through the acquisition of Fox Labs. In addition, through the acquisition of Mission Less Lethal, we now hold exclusive rights to use all of the intellectual property of Kore Outdoor, Inc. (the previous owner of Mission Less Lethal) for non-lethal applications.

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

Regulatory Matters

The manufacture, sale, and purchase of weapons, ammunitions, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”), and various state and international agencies that regulate the manufacture, export, import, distribution and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products. In order to manufacture, sell, import and export our 40mm products and certain components, we are required to obtain and maintain several Federal Firearms License ("FFL") and Federal Explosive License ("FEL") licenses and permits. The Byrna SD is a new product and may be subject to future legislation or regulation. Because it uses CO2, rather than gunpowder or other explosives to launch projectiles, the Byrna SD is not currently a “firearm” regulated by the BATF. It is, however, subject to certain state and local regulations related to “pepper spray” or “tear gas” devices. Re-characterization of the Byrna SD as a firearm or other changes to or new interpretations of existing regulations could impact our ability to manufacture or sell the Byrna SD and its projectiles, or limit their market, which could impact our sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our sales and the size of the reachable market.

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

Human Capital

As of November 30, 2022, we had 154 employees, including 1 part-time employee. We believe that our employee relations are good, and that our human capital meets the needs of our business. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage.  Our future performance depends significantly upon the continued service of our key engineering, technical and senior management personnel and our continued ability to attract and retain skilled employees. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business.

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

Corporate History

We were incorporated in Delaware on March 1, 2005 under the name Security Devices International Inc. On February 26, 2020, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware changing our name, effective March 4, 2020, to Byrna Technologies Inc. Effective December 19, 2019, we dissolved our wholly-owned subsidiary Security Devices International Canada Corp (“SDICC”). We currently have two wholly-owned subsidiaries, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”) and Roboro Industries Pty LTD (“Roboro”). On May 5, 2020, we acquired all of the issued and outstanding equity interests of Roboro and, as a result, Roboro became our wholly-owned subsidiary. During the year ended November 30, 2021, we utilized Roboro exclusively as a manufacturing and assembly supplier for our products until such operations were assumed by Byrna South Africa following the acquisition.  On April 27, 2021, we effected a 10-for-1 reverse stock split of our common stock (the “Reverse Stock Split”) with exercise prices for our outstanding warrants and stock options appropriately adjusted.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

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

●	Our business relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.
●	Our business depends on our ability to prevent or mitigate the effects of a cybersecurity attack.
●	Conducting a portion of our operations through joint ventures exposes us to risks and uncertainties, many of which are outside of our control, and such risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
●	As we seek to expand our business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings.
●	Sales transacted at our retail store may be paid for with cash which increases the risk of theft and related legal liability.

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

●	Our business could be harmed if we are unable to accurately forecast our results of operations.
●	Climate change and associated changes to laws and regulations may increase our operating costs and adversely affect our business and financial results.
●	Matters relating to the employment market and prevailing wage standards may adversely affect our business.

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

We have a limited operating history on which you can evaluate our business. Although our corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna launchers, our largest source of revenue, since April 2019. Moreover, we have introduced several new products during 2021 and 2022, including product lines acquired through acquisitions and sourced from third-party manufacturers with whom we had no prior experience. Most of our senior management team are relatively new to their positions including our Chief Financial Officer (“CFO”) and Chief People Officer (“CPO”), who have been with us for less than three years and our Chief Marketing and Revenue Officer (“CMO”) who has been with us less than two years and our Vice President of Supply Chain and Operations who has been with us less than one year. As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the rapid growth of a relatively new business and the integration of key personnel and infrastructure.

We have a history of operating losses and we cannot guarantee that we will be able to sustain profitability.

We have recorded a net loss in all fiscal years since our inception. Our net loss for the years ended November 30, 2022 and 2021 was $7.9 million and $3.3 million, respectively, our accumulated deficit at November 30, 2022 was $61.4 million. There can be no assurance that we will not experience net losses in the future and there can be no assurance of continued profitability.

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that our revenues or revenue growth can be sustained and revenues are not expected to grow at the exponential rates experienced in the last two years. Revenue growth that we have achieved or may achieve may not be indicative of future operating results. The Byrna line of handheld personal security devices are relatively new products and their long-term adoption by the U.S. consumer market, and by potential other markets including law enforcement, private security, and international markets, remains unknown. We have experienced product development and production delays, as well as unanticipated costs associated with the development and manufacture of new products and, as a result of the COVID-19 pandemic and its impact on human capital, material and component availability and costs, air freight availability and costs, volatile demand levels related to unexpected publicity and civil unrest, and backlogs and order cancellations due to our inability to timely fulfill orders, and cancellations of orders.  Given our limited sales history, number of new products introduced and planned, these types of factors and events may continue to affect the long term success and growth of our business and ability to sustain our revenues or revenue growth. Further, performance failures, new legislation or regulation, competition, or negative publicity could stall or prevent the success of existing and new products in the market and our generation of revenue. In addition, we have increased and may increase further our operating expenses in order to fund increases in our manufacturing, distribution, and sales and marketing efforts and increase our administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not followed by timely increases in our revenues, our business, operating results, margins, growth rates, and financial condition may be materially adversely affected.

We may not be able to effectively manage our recent rapid growth or future growth.

We have experienced rapid growth in our headcount and operations over the last several years, integration of which will continue to place significant demands on our management and our operational and financial infrastructure. Additional growth in the future could increase that demand. We have only a limited history operating our business at its current scale. Key members of our management team do not have substantial tenure working together. We may experience difficulties in managing this growth and building the appropriate processes and controls. Continued growth (including our expansion in Ft. Wayne, international expansion, and growth associated with new product introduction and successful marketing campaign) may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

We must effectively integrate, develop and motivate a large number of new employees in various locations around the country, in South America, and in South Africa, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments in research and development, marketing and sales, our general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we may need to improve and will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock can make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture may increase our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Bryan Ganz, our President, Chief Executive Officer and member of the Board of Directors. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

We depend on the sale of our personal security devices.

Although we do sell certain other products and we expect to introduce new products, including products being developed and products acquired in connection with acquisitions, our revenue has been derived mainly from the sale of the Byrna HD and its successor, the Byrna SD. The sale of such personal security devices is influenced by a variety of economic, social, and political factors, including without limitation the level of confidence of consumers in our products and in the security and reliability of online shopping and e-commerce on which we significantly rely, which may result in volatile sales. Sales of the Byrna SD, including it's ammunition and accessories, represents most of our revenue.  There can be no assurances of continued demand for the Byrna SD, and any change in the factors that impact demand and sales that are likely to materially and adversely affect our prospects.

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

We rely on a limited number of third parties for shipping, transportation, logistics, marketing and sales of our products and components. A loss of any of such third-party relationships might have a material adverse effect on our operating results.

We rely on third parties to ship, transport, and provide logistics for our products and components. Our dependence on a limited number of third parties for these services leaves us vulnerable due to our need to secure these parties’ services on favorable terms. Loss of, or an adverse effect on, any of these relationships or failure of any of these third parties to perform as expected could have a material and adverse effect on our operations, sales, revenue, margins, liquidity, reputation and financial and operating results

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decline, and we may be exposed to liability.

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

We rely upon business relationships for the manufacturing and distribution of certain products. Our business depends upon our ability to manufacture and sell our products to our customers. We currently do not have the capabilities to manufacture some of our products and product components on our own and are required to enter into agreements with third parties of such services.  We also rely upon third parties for materials and components, as well as shipping, certain marketing and sales-related services. There can be no assurance that such business relationships can be maintained, will be extended or renewed, or will achieve their goals. If we are unable to enter into business relationships for distribution and sales or if any of our current business relationships are terminated or fail to achieve their goals, our business, operating results and financial condition could be materially adversely affected.

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

Conducting a portion of our operations through joint ventures exposes us to risks and uncertainties, many of which are outside of our control, and such risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to our Byrna LATAM joint venture in South America, any differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. As a result, we may be unable to control the quality of products produced by the joint venture or achieve consistency of product quality as compared with our other operations. In addition to net sales and market share, this may have a material negative impact on our brand and how it is perceived thereafter. Moreover, if our partners also fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint venture may be unable to adequately perform and conduct its operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint venture’s customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As we seek to expand our business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings.

Our efforts to grow our business depend in part upon access to, and our success in developing, market share and operating profitably in, additional geographic markets including but not limited to the South America, and South Africa. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than our other markets. Operating and seeking to expand business in a number of different regions and countries exposes us to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use capital and other of our resources that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect our financial results.  Although we are taking measures to adapt to these changing circumstances, our business, financial condition, results of operations and cash flows could be materially adversely affected should these efforts prove unsuccessful.

Sales transacted at our retail store may be paid for with cash which increases the risk of theft and related legal liability.

We recently opened a small retail store within our Las Vegas sales and marketing office. Customers purchasing product at the store may choose to pay in cash. Though cash receipts are expected to be immaterial in amount and are deposited promptly at a local bank branch, acceptance of cash by our employees and possession of cash on our premises increase the risk of theft and potential related legal liabilities.

Risks Related to Our Industry

The markets for security products and non-lethal defense technology are in a state of technological change which could have a material adverse impact on our business, financial condition and results of operations.

The markets for security products and non-lethal defense technology, in which our products and services are included, are associated with rapidly changing technology, which could result in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological and other changes and to successfully identify, obtain, develop and market new products that satisfy evolving customer requirements. There can be no assurance that we will successfully develop new products or enhance and improve our existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over our products or which render the products currently sold by us obsolete or less marketable.

We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. To remain competitive, we may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts.

The non-lethal defense technology industry and security products markets are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide businesses.

We face competition from a number of businesses, including worldwide businesses, many of which have substantially greater financial resources, operating scale, and a broader range of product offerings than we do. In the law enforcement market, in particular, we face competitors who have long-term, established relationships with security professionals who subscribe to an integrated suite of their products, some of which offer features that our current products do not support, and who may have made substantial investments in their hardware, creating a barrier to entry for our competing product. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense competition in some key markets, which could affect the profitability of the contracts and sales we do win. If we cannot successfully compete in our industry and business segments, our business, financial condition and results of operations could suffer.

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

The manufacture, sale, purchase, possession and use of weapons (including CO2 powered launchers and chemical irritant devices), ammunitions, firearms, and explosives are subject to federal, state, local, and foreign laws. If such regulation becomes more expansive in the future, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. The Byrna SD is a relatively new product that may be subject to certain laws and regulations, including those related to CO2 powered launchers, “pepper spray” or “tear gas” devices, and future legislation or regulation. New legislation, regulations, or changes to or new interpretations of existing regulations could impact our ability to manufacture or sell the Byrna SD and our projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

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

We, our business partners, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the United States, South Africa, South America, the European Union, China, and other jurisdictions, which may lead to enforcement actions, adverse changes to our business practices, fines and penalties, or the assertion of private litigation claims and damages that could be material. For example, the expansion of our business internationally exposes us to export controls, trade sanctions import and export clearance requirements, customs, tariffs, anti-corruption legislation, anti-boycott requirements and other obligations and restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury, State, U.S. Customs and Border Protection, and other U.S. and foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, trade sanctions, import and export clearance requirements, customs regulations, anti-corruption legislation, including the Foreign Corrupt Practices Act, anti-boycott requirements and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for becoming and staying compliant, and we may be subject to enforcement actions or penalties for noncompliance, including fines, suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could materially adversely affect our business, operations, products, technology, brand, growth efforts, employees, and business partners. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition. There can be no assurance that the risk management and compliance programs we adopt will mitigate legal and compliance risks.

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

Our common stock is currently listed on the Nasdaq Capital Market. The Nasdaq Capital Market requires listed companies to meet certain listing criteria including total number of stockholders, Board of Directors independence, minimum stock price, total value of public float, and in some cases total stockholders’ equity and market capitalization requirements. If for any reason our common stock does not maintain eligibility for listing on the Nasdaq Capital Market, we may list our common stock elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange, and could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

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

Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, currently own, in the aggregate a significant percentage of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may be able to influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward internationally operating companies, and resulting tariffs, export controls, trade sanctions, sanctions blocking statutes, or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our business, and these can interfere with our expanding international sales, supply chain, production costs, customer relationships, and competitive position. For example, general trade tensions between the United States and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese-made goods taking effect. These tariffs currently affect some of the components of our products we import from China, and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. We work closely with third parties who monitor, evaluate and keep us informed about the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and seek to implement strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants to seek to minimize product coming from China both in existing and new product development and select suppliers in low cost regions where tariff issues are less challenging. Notwithstanding these efforts, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. Further escalation of specific trade tensions, such as those between the United States and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We do business in emerging market jurisdictions, such as South Africa and South America, where economic, political and legal risks are heightened.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Nasdaq Capital Market listing standards and other applicable securities laws, rules, and regulations. Our recent required compliance with some of these laws, rules, and regulations since our listing on the Nasdaq Capital Market on May 5, 2021 increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and our internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and our internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses. Further, because we previously were listed on the Canadian Stock Exchange, we remain subject to the continuing disclosure rules of the Ontario Securities Commission (“OSC”), which requires us to make somewhat duplicative filings related to certain matters on SEDAR and SEDI and pay annual fees in certain Canadian jurisdictions until such time as the OSC releases us from those obligations.  These requirements are costly, and increase demand on our management, systems and resources.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products for which we have no or limited historical data. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Our lack of historical data related to new products makes it particularly difficult to make forecasts related to such products. The lead times and reliability of our suppliers has been inconsistent as a result of the COVID-19 pandemic and may be affected by global events in the future. These corrections of forecast require a very quick pivot and adjustments to the supply chain, production and marketing. If we are unable to make these changes quickly or at all our inventory, production and sales may be materially affected.

Failure to accurately forecast our results of operations and growth rate could cause us to make operating decisions that we may not be able to correct in a timely manner. Consequently, actual results could be materially different than anticipated. Even if the markets in which we compete expand, we cannot assure you that our business will grow at similar rates, if at all.

Climate change and associated changes to laws and regulations may increase our operating costs and adversely affect our business and financial results

Climate change has been identified as resulting in an increase in average temperatures in key places we operate, including in Indiana, Las Vegas, South America, and South Africa.  Projected increases in temperature in these locations may impact us in a number of ways including increasing the costs of maintaining comfortable working environments, increasing the risk of fires, increasing the risk of illness and absence as well as turnover, and a corresponding risk of severe storm weather that could lead to flooding and damage to our facilities or the homes and commuting routes of our employees.  Climate change is also resulting in extreme rainfall variability and droughts in areas in South Africa which may impact the availability of clean water, cause erosion of transportation routes and effect the health of our employees, each of which could have negative impacts on our operations and could require capital investments to protect their health and maintain safe working conditions. Our Nevada facility is located in a desert where water is scarce and the hot temperatures require heavy use of air conditioning. While we have not experienced any shortages of energy or water in the past, we may in the future.

In addition to the specific threat climate change may pose to our operations around the country and abroad, rising temperatures and sea levels, along with increased incidence of extreme weather events, pose a threat to the global economy and may affect our business operations both directly and indirectly. Increased flooding and fires may interfere with transportation routes and indirectly increase our costs. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Our energy and transportation costs also may rise and negatively impact our operating costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 100 Burtt Road, Suite 115, Andover, MA. We also have a manufacturing and distribution center located at 2033 Kelsey Court, Fort Wayne, IN. We have a warehouse distribution center in Melbourne, FL. We also have properties located in Pretoria, South Africa where we manufacture some of our products, and Las Vegas, Nevada which houses a sales and marketing center as well as a retail store. All of our properties are leased.

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

Holders

On February 1, 2023, there were 53 holders of record of our common stock.

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

Stock Repurchases

On February 15, 2022, our Board of Directors approved a plan to buy back up to $10.0 million worth of shares of our common stock from the open market (“Stock Buyback Plan”).  The Stock Buyback Plan was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We completed the full $10.0 million for the repurchases under the Stock Buyback Plan during March 2022.

On April 28, 2022, our Board of Directors approved a plan to buy back up to an additional $5.0 million worth of shares of our common stock.  We completed the full $5.0 million repurchase of shares during May 2022.

On October 6, 2022, our Board of Directors approved a plan to buy back up to an additional $2.5 million worth of shares of our common stock.  We completed the full $2.5 million repurchase of shares during November 2022.  See Note 13, "Stockholders’ Equity—Stock Buyback Plan", in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

The following table summarizes the treasury stock activity during the three months ended November 30, 2022:

	Number of Shares	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announces Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 2022	—	$—	—	$—
October 2022	324,992	6.35	324,992	—
November 2022	61,037	7.13	61,037	—
Total	386,029	6.48	386,029	—

ITEM 6. [RESERVED]

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

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade. We plan to respond to this demand for less-lethal products through the serial production and distribution of the Byrna SD and expansion of the Byrna product line.

On January 10, 2023, we created a new joint venture with Fusady located in Argentina, to expand our operations and presence in South American markets.  We hold 51% of the stock in the joint venture entity, Byrna LATAM, and the remaining 49% of stock in Byrna LATAM is held by Fusady.  Refer to Note 22, "Subsequent Events" for additional information.

RESULTS OF OPERATIONS

Results for the fiscal year ended November 30, 2022 demonstrate a continuing trend of sales growth due to increasing demand for our Byrna SD personal security device and to growth of the production capacity and administrative and control structures necessary to supply that demand.  Revenue increased to $48.0 million during the fiscal year ended November 30, 2022 from $42.2 million during the last year. During the fiscal year ended November 30, 2022, the growth in revenue came from an increased international demand, primarily in South America and Asia. However, the majority of revenue continues to be in high margin direct online sales or via Amazon, as e-commerce orders accounted for 63.6% of total net revenue this year.  In addition, the Company introduced products from Fox Labs, which the Company acquired at the end of the second quarter of this year.  Sales related to Fox Lab branded products totaled $0.8 million during the fiscal year ended November 30, 2022.

The Company has maintained gross margin profitability consistent with the prior year.  However, over the past year, the Company's growth in sales has driven an increase in variable expenses.  Also, in order to promote and manage continued growth, the Company has increased discretionary marketing spending and stock based compensation expenses.  This increase in operating expenses was greater than the increase in gross profit from revenue growth during the fiscal year, resulting in an increased net operating loss for the full year.

Year ended November 30, 2022, as compared to year ended November 30, 2021:

Net Revenue

Revenues were $48.0 million for the year ended November 30, 2022 which represents an increase of $5.8 million or 13.7% compared to the prior year period revenues of $42.2 million. It should be noted that the prior year sales included the fulfillment of approximately $4.0 million of backorders received in fiscal year 2020 and a surge in the Company's website sales due to the Company's product being featured on a national news program in June 2020 and April 2021.  Thus, direct sales via the Company's website decreased by $6.6 million from $31.7 million for the fiscal year ended November 30, 2021 to $25.1 million for the fiscal year ended November 30, 2022.  However, sales through all other channels increased year over year. Sales via Amazon increased significantly from $0.9 million during November 30, 2021 to $5.5 million for the fiscal year ended November 30, 2022.  International sales increased by 162.9% or $5.7 million from $3.5 million during the fiscal year ended November 30, 2021 to $9.2 million for the fiscal year ended November 30, 2022.  The increase was driven by new customers in South America and Asia.    Sales to domestic dealers/distributors, in combination with sales to security companies and law enforcement agencies increased by 24.6% from $6.0 million during November 30, 2021 to $7.6 million for the fiscal year ended November 30, 2022.  In addition, Fox Labs, which was acquired on May 25, 2022, added $0.8 million in sales of pepper sprays during the fiscal year ended November 30, 2022.

Cost of Goods Sold

Cost of goods sold was $21.8 million in the fiscal year ended November 30, 2022 compared to $19.3 million in the fiscal year ended November 30, 2021. This $2.5 million increase is primarily due to the increase in sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $26.3 million for the fiscal year ended November 30, 2022, or 54.7% of net revenue, as compared to gross profit of $22.9 million, or 54.3% of net revenue, in the prior year.  Gross margin profitability remained consistent as an increase in the proportion of lower margin international and dealer/distributor sales was off-set by lower freight costs due to improvements in supply chain management.

Operating Expenses / Loss from Operations

Operating expenses were $33.7 million for the fiscal year ended November 30, 2022, as compared to operating expenses in the prior fiscal year of $26.2 million. This $7.5 million increase is primarily due to three factors. First, in late 2021, management made the strategic decision to support continued revenue growth through increased marketing expenditure which increased $2.6 million from $2.9 million for fiscal year 2021 as compared to $5.5 million in fiscal year 2022.  Also, growth in sales volumes resulted in an increase in variable expenses such as freight out, commissions, and Amazon fees, of $1.2 million from $2.1 million for the fiscal year ended November 30, 2021 to $3.3 million for the fiscal year ended November 30, 2022.  Finally, the structural growth required to manage a larger business with higher sales volumes drove up payroll related costs.  Total compensation costs increased $2.5 million from $13.7 million for the fiscal year ended November 30, 2021 to $16.2 million for the fiscal year ended November 30, 2022.  The increase was mostly due to an increase of $2.2 million in non-cash stock compensation from $3.2 million during 2021 compared to $5.4 million during 2022.

The increase in operating expenses resulted in a loss from operations of $7.5 million in the fiscal year ended November 30, 2022 as compared to a loss from operations of $3.3 million in the fiscal year ended November 30, 2021.

Interest Income/Expense

Interest income for the fiscal year ended November 30, 2022 was $0.2 million compared to an expense of $0.03 million for the fiscal year ended November 30, 2021.  During the fiscal years ended November 30, 2022 and 2021,the interest income relates to interest income from the Company's money market accounts.

Forgiveness of Paycheck Protection Program Loan

Income on extinguishment of debt was $0.2 million for the year ended November 30, 2021 and relates to the forgiveness of the $0.2 million of funding under the Paycheck Protection Program (“PPP”).

Other Expenses

Other expenses in the year ended November 30, 2022 includes a loss on disposal of fixed assets of $0.2 million and other financing expenses of $0.1 million.  Other expenses in the year ended November 30, 2021 included a loss on disposal of fixed assets of $0.07 million and other financing expenses of $0.01 million.

Income Tax (Benefit) Provision

Our effective income tax rate was 3.1% for the year ended November 30, 2022, while we recorded a benefit of 4.6% for the year ended November 30, 2021.  Our income tax provision was $0.2 million for the fiscal year ended November 30, 2022 compared to an income tax benefit of $0.2 million for the fiscal year ended November 30, 2021. Our tax rate differs from the statutory rate of 21.0% primarily due to the recording of a valuation allowance against deferred tax assets generated by net operating losses, and also due to the foreign tax rate differential for Byrna South Africa, as well as effects of permanent non-deductible expenses and other effects.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): non-GAAP adjusted EBITDA, non-GAAP net loss, and non-GAAP net loss per share. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

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

Non-GAAP Adjusted EBITDA

Non-GAAP Adjusted EBITDA is defined as net loss as reported in our consolidated statements of operations and comprehensive loss excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest (income) expense; (iv) stock-based compensation expense; (v) severance/separation expense; (vi) other income (forgiveness of PPP loan); and (vii) other financing expenses. Our non-GAAP adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of  non-GAAP Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Year Ended
	November 30,
	2022	2021
Net loss	$(7,885)	$(3,283)

Adjustments:
Interest (income) expense	(201)	34
Income tax provision (benefit)	234	(160)
Depreciation and amortization	855	487
NON-GAAP EBITDA	(6,997)	(2,922)

Stock-based compensation	5,424	3,150
Severance/separation expense	556	1,300
Other income: forgiveness of PPP loan	—	(190)
NON-GAAP adjusted EBITDA	$(1,017)	$1,338

Non-GAAP adjusted net loss and non-GAAP adjusted net loss per share

Non-GAAP adjusted net (loss) income is defined as net loss as reported in our consolidated statements of operations and comprehensive loss excluding the impact of (i) stock-based compensation expense; (ii) severance/separation expense (iii) other income (forgiveness of PPP loan); and (iv) other financing expenses. Our non-GAAP adjusted net (loss) income measure eliminates potential differences in performance caused by certain non-cash and one-time costs. We also provide non-GAAP adjusted net (loss) income per share by dividing non-GAAP adjusted net (loss) income by the average basic or diluted shares outstanding for the period. Reconciliation of Non-GAAP adjusted (loss) net income to net loss, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Year Ended
	November 30,
	2022	2021
Net loss	$(7,885)	$(3,283)

Adjustments:
Stock-based compensation	5,424	3,150
Severance/separation expense	556	1,300
Other income: forgiveness of PPP loan	—	(190)
NON-GAAP ADJUSTED NET (LOSS) INCOME	(1,905)	977
Preferred stock dividends	—	(1,043)
Non-GAAP adjusted net loss available to common shareholders	$(1,905)	$(66)

Non-GAAP adjusted net loss per share — basic and diluted	$(0.09)	$(0.00)
Weighted-average number of common shares outstanding during the year – basic and diluted	22,364,201	19,610,039

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash as of November 30, 2022 totaled $20.1 million, a decrease of approximately $36.3 million from $56.4 of cash and restricted cash as of November 30, 2021.

Operating Activities

Cash used in operating activities was $13.8  million for the fiscal year ended November 30, 2022, compared to $4.4 million cash used in operating activities for the fiscal year ended November 30, 2021. Net loss was $7.9 million for the fiscal year ended November 30, 2022 compared to $3.3 million for the fiscal year ended November 30, 2021.  Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash used in operations during the fiscal year ended November 30, 2022.  These include stock-based expenses of $5.4 million during the fiscal year ended November 30, 2022 compared to $3.2 million for the fiscal year ended November 30, 2021 and depreciation and amortization of $0.9 million during the fiscal year ended November 30, 2022 compared to $0.5 million during the fiscal year ended November 30, 2021.

During the fiscal year ended November 30, 2022, the growth of the Company was reflected in the use of cash for growing working capital needs.  Inventory increased $9.0 million during the fiscal year ended November 30, 2022 compared to $1.5 million during for the fiscal year ended November 30, 2021.  The increase in inventory was a planned measure to ensure we have the ability to meet demand.  Accounts receivable increased by $4.3 million during the fiscal year ended November 30, 2022 compared to an increase of $0.3 million during the fiscal year ended November 30, 2021 due to a significant increase in international sales to international distributors.  Deferred revenue decreased $0.3 million during the fiscal year ended November 30, 2022 compared to a decrease of $3.8 million during for the fiscal year ended November 30, 2021 due to fulfillment of backlog in 2020.

Investing Activities

During the fiscal year ended November 30, 2022, $5.1 million was used for investing activities, including $1.9 million paid for the Fox Labs International acquisition and $3.0 million to purchase property and equipment. In comparison, $5.9 million was used for investing activities during the fiscal year ended November 30, 2021, including $4.0 million paid for acquisitions and $1.7 million to purchase property and equipment.

Financing Activities

Cash flows used in financing activities was $17.0 million during the fiscal year ended November 30, 2022 compared to cash provided by financing activities totaling $57.3 million during the fiscal year ended November 30, 2021.  The fiscal year ended November 30, 2022 amount was primarily due to $17.5 million of repurchases of the Company's common stock compared to $56.0 from proceeds from the sale of common stock during the fiscal year ended November 30, 2021.  The prior year also included $1.3 million relating to warrant exercises.

In addition to cash, the Company has an available $5.0 million revolving line of credit and an available $1.5 million equipment financing line of credit with a bank. As of November 30, 2022, there was no outstanding balance on the revolving line of credit and the Company had not drawn on the nonrevolving equipment line of credit. See Note 12, "Lines of Credit", in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

Leases

As of November 30, 2022, we reported current and long-term operating lease liabilities of $0.8 million and $1.8 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. All leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements.  See Note 17, “Leases”, in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

We believe that existing cash and cash expected to be provided by future operating activities, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 18 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of November 30, 2022 and 2021.

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

Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies, and through an e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the year ended November 30, 2022 and November 30, 2021 were immaterial.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2022 and 2021, the Company has not recorded any uncertain tax positions in our consolidated financial statements.

The Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2022 and 2021, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2019, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

Business Combination

Assets and liabilities acquired in business combinations are accounted for at fair value. The Company records the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition dates. The excess, if any, of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. If the fair value of the assets and liabilities acquired exceed the fair value of the purchase consideration, negative goodwill is recognized in the statement of operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from the utilization of trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill resulting from a business combination is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances occur that would more than likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit. If the Company concludes, based on the qualitative assessment, that the carrying value of a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated by the Company based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole.  At August 31, 2022, the Company determined that there was no impairment of goodwill.

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

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options and restricted stock units.  The Company values simple restricted stock units (RSUs) at the quoted price on date of grant and RSUs with certain market triggers using the Monte Carlo model for valuation.  The Company values stock options using the Black Scholes model.  The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Consolidated Statements of Operations and Comprehensive Loss based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Forfeitures are accounted for as they occur.

To determine the grant-date fair value of our stock-based payment awards, we use a Black-Scholes or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. Due to our limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the SEC’s Staff Accounting Bulletin, Topic 14. The expected term for stock options granted to non-employees is equal to the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Reference is made to Pages F-1 through F-28 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting. Based on this evaluation management concluded that as of November 30, 2022 our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended November 30, 2022. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-28

(2) Financial Statements Schedules

None.

BYRNA TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED November 30, 2022 and 2021

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Byrna Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Byrna Technologies Inc. (the “Company”) as of November 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Notes 4(l) and 6 to the financial statements, the Company's composition of revenue has changed as a result of new products, markets and distribution channels, both domestically and internationally.  Revenue for the year ended November 30, 2022 was $48.0 million as compared to $42.2 million for the year ended November 30, 2021. Revenue is recognized when the risk of loss is transferred to the customer. Due to the changes in revenue from the prior year as a result of the introduction of new products, in new markets and through new distribution channels, revenue might be recognized at a different time than in prior periods.  In addition, the calculation of reserves for returns, uncollectible accounts and warranties is subject to estimates that might be different than previously calculated by the Company.

We identified revenue recognition as a critical audit matter due to the risk of material misstatement and the management judgement involved in the process around when risk of loss is transferred to the customer.  Auditing the Company’s revenue recognition was complex, including the identification and determination of sales terms and the timing of revenue recognition, and evaluating management’s estimation processes affecting such timing, including reserves for returns, warranties and uncollectable accounts. This in turn led to a high degree of auditor judgement and significant audit effort in applying procedures related to those transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding, evaluated the design and implementation of the Company’s process and controls, and assessed whether the process and controls enable the Company to identify and determine the proper timing of revenue recognition and reserves for returns, warranties and uncollectible accounts.  Our audit procedures to test timing of revenue recognition included, among others, reading the executed contract and purchase order to understand the contract, identifying the timing of revenue recognition for a sample of individual sales transactions, and determining if such transactions were recorded in the appropriate period.  In addition, we tested the Company’s calculation of reserves for returns, warranties and uncollectible accounts.  We evaluated the accuracy of the Company’s summary documentation, specifically related to the identification and determination of the timing of revenue recognition and reserves related to revenue.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

New York, New York

February 9, 2023

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	November 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,068	$56,308
Restricted cash	—	92
Accounts receivable, net	5,915	1,658
Inventory, net	15,462	6,613
Prepaid expenses and other current assets	1,200	1,490
Total current assets	42,645	66,161

Intangible assets, net	3,872	3,668
Deposits for equipment	2,269	1,293
Right-of-use-asset, net	2,424	1,086
Property and equipment, net	3,309	1,972
Goodwill	2,258	816
Other assets	272	318
TOTAL ASSETS	$57,049	$75,314
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,708	$6,996
Operating lease liabilities, current	757	463
Deferred revenue	458	720
Total current liabilities	8,923	8,179
LONG TERM LIABILITIES
Deferred revenue, non-current	340	405
Operating lease liabilities, non-current	1,792	632
Total Liabilities	11,055	9,216

COMMITMENTS AND CONTINGENCIES (NOTE 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,018,612 shares issued and 21,852,625 outstanding as of November 30, 2022 and, 23,754,096 shares issued and outstanding as of November 30, 2021	23	23
Additional paid-in capital	125,474	119,589
Treasury stock (2,165,987 and 0 shares purchased)	(17,500)	—
Accumulated deficit	(61,383)	(53,498)
Accumulated other comprehensive (loss) income	(620)	(16)

Total Stockholders’ Equity	45,994	66,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,049	$75,314

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

	Years Ended November 30,
	2022	2021
Net revenue	$48,036	$42,160
Cost of goods sold	(21,758)	(19,270)
Gross profit	26,278	22,890
Operating expenses	33,733	26,181
LOSS FROM OPERATIONS	(7,455)	(3,291)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(87)	(210)
Interest income (expense), net	201	(34)
Forgiveness of Paycheck Protection Program loan	—	190
Other expenses	(310)	(98)
LOSS BEFORE INCOME TAXES	(7,651)	(3,443)
Income tax (provision) benefit	(234)	160
NET LOSS	(7,885)	(3,283)

Dividends on preferred stock	—	(1,043)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(7,885)	(4,326)

Foreign exchange translation adjustment	(604)	(44)
COMPREHENSIVE LOSS	$(8,489)	$(3,327)

Net loss per share – basic and diluted	$(0.35)	$(0.22)
Weighted-average number of common shares outstanding during the year – basic and diluted	22,364,201	19,610,039

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,885)	$(3,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,424	3,150
Forgiveness of Paycheck Protection Program loan	—	(190)
Amortization of debt issuance costs	28	23
Operating lease costs	362	230
Depreciation and amortization	855	487
Provision for inventory	178	—
Loss on disposal of property, plant, and equipment	246	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(4,254)	(336)
Deferred revenue	(342)	(3,777)
Inventory	(9,170)	(1,445)
Prepaid expenses and other current asserts	228	154
Other assets	27	(209)
Accounts payable and accrued liabilities	721	870
Operating lease liabilities	(244)	(111)
NET CASH USED IN OPERATING ACTIVITIES	(13,826)	(4,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(1,883)	(4,044)
Purchases of property and equipment	(3,253)	(1,838)
NET CASH USED IN INVESTING ACTIVITIES	(5,136)	(5,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises	—	1,277
Proceeds from stock option exercises, net of offering costs	456	104
Proceeds from sale of common stock, net of underwriting discounts and offering costs	—	55,952
Repurchases of common stock	(17,500)	—
Payment of debt issuance costs	—	(81)
Proceeds from line of credit	—	1,500
Payments to line of credit	—	(1,500)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,044)	57,252
Effects of foreign currency exchange rate changes	(326)	(189)
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(36,332)	46,744
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,400	9,656
CASH AND CASH EQUIVALENTS, END OF YEAR	$20,068	$56,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	106	337
INTEREST PAID	—	40

	Years Ended November 30,
	2022	2021
SUPPLMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared on preferred stock	$—	$(1,043)
Conversion of preferred shares and preferred stock dividends to common stock	—	1,043

BYRNA TECHNOLOGIES INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in thousands, except share numbers)

									Accumulated
					Additional				Other
	Series A				Paid-	Treasury		Accumulated	Comprehensive
	Preferred Stock		Common Stock		in Capital	Stock		Deficit	Income (Loss)	Total
	Shares	$	Shares (Issued)	$	$	Shares	$	$	$	$
Balance, November 30, 2020	1,391	$—	14,852,023	$15	$58,581	—	$—	$(50,215)	$28	$8,409
Issuance of common stock pursuant to exercise of stock options	—	—	81,182	—	104	—	—	—	—	104
Issuance of common stock pursuant to vesting of restricted stock units	—	—	35,000	—	533	—	—	—	—	533
Dividends declared on preferred stock	—	—		—	(1,043)	—	—	—	—	(1,043)
Conversion of preferred stock and accrued dividends to common stock	(1,391)	—	5,332,147	5	1,038	—	—	—	—	1,043
Sale of common stock, net of underwriting discount and offering costs	—	—	2,875,000	3	55,949	—	—	—	—	55,952
Stock-based compensation	—	—		—	3,150	—	—	—	—	3,150
Warrant exercises	—	—	578,744		1,277	—	—	—	—	1,277
Net loss	—	—		—		—	—	(3,283)	—	(3,283)
Foreign currency translation	—	—		—		—	—	—	(44)	(44)
Balance, November 30, 2021	—	$—	23,754,096	$23	$119,589	—	$—	$(53,498)	$(16)	$66,098
Issuance of common stock pursuant to exercise of stock options	—	—	252,250	—	461	—	—	—	—	461
Issuance of common stock pursuant to vesting of restricted stock units	—	—	12,266	—	—	—	—	—	—	—
Reclassification of stock-based compensation due to modification		—	—	—	(1,043)	—	—	—	—	(1,043)
Settlement of obligation to grant stock options	—	—	—	—	1,043	—	—	—	—	1,043
Stock-based compensation	—	—	—	—	5,424	—	—	—	—	5,424
Repurchase of common shares under Stock Buyback Plan	—	—	—	—	—	(2,165,987)	(17,500)	—	—	(17,500)
Net loss	—	—	—	—	—	—	—	(7,885)	—	(7,885)
Foreign currency translation	—	—	—	—	—	—	—	—	(604)	(604)
Balance, November 30, 2022	—	$—	24,018,612	$23	125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. The Company added pepper spray aerosols to their non-lethal defense product line due to an acquisition in 2022.  See Note 5, “Acquisitions” for additional information.  These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 30,000 square foot facility in located in Fort Wayne, Indiana and a 10,000 square foot manufacturing facility located in Pretoria, South Africa.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to November 30, 2022, the Company had incurred a cumulative loss of $61.4 million. The Company has funded operations through the issuance of common stock. The Company generated $48.0 million in revenue and net loss of a $7.9 million for the year ended November 30, 2022. It is expected that the Company will incur significant losses before the Company’s revenues sustain its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.  The Company believes that existing cash and cash expected to be provided by future operating activities are adequate to satisfy its working capital, capital expenditure requirements, and other contractual obligations for at least the next 18 months.

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit, secured by the Company’s accounts receivable and inventory, and a $1.5 million line of credit, secured by the Company’s equipment.  The Company has not drawn down against either of these lines of credit.  See Note 12, "Line of Credit" for additional information.

In July 2021, the Company issued and sold an aggregate of 2,875,000 registered shares of its common stock (including 375,000 shares sold pursuant to the exercise of the underwriters' overallotment option) at a price of $21.00 per share. The net proceeds to the Company, after deducting $4.4 million in underwriting discounts and commissions, and offering expenses, were approximately $56.0 million. The Company is using the net proceeds from this offering for working capital, a buyback of its shares, and other general corporate purposes. See Note 13, “Stockholders' Equity” for additional information. Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended November 30, 2022 and 2021 include the accounts of the Company and its subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Company's consolidated financial statements. Significant estimates include assumptions about stock-based compensation expense, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, useful life of long-lived assets and allowance for sales returns.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

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

Goodwill resulting from a business combination is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances occur that would more than likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit. If the Company concludes, based on the qualitative assessment, that the carrying value of a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated by the Company based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole. At August 31, 2022, the Company determined that there was no impairment of goodwill.

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

The Company’s restricted cash – current was $0.0 million and $0.1 million at November 30, 2022 and 2021, respectively. The Company's restricted cash – current at  November 30, 2021 represented amounts which the Company was contractually obligated to maintain.  That amount was returned to the Company in January 2022.

f)	Allowance for Doubtful Accounts Receivable

The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the allowance by analyzing known uncollectible accounts, aged receivables, economic conditions, historical losses, and changes in customer payment cycles and its customers’ creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance. To minimize the likelihood of uncollectability, the Company reviews its customers’ creditworthiness periodically. Material differences may result in the amount and timing of expense for any period if the Company were to make different judgments or utilize different estimates. The allowance for doubtful accounts at November 30, 2022 and 2021 was $0.01 million and $0.01 million, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

g)	Inventories

Inventories are principally comprised of raw materials and finished goods and are valued at the lower of cost or net realizable value with cost being determined at standard cost. The Company reviews inventories for obsolete items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value. Inventory standard costs include labor, overhead, subcontracted manufacturing costs and inbound freight costs.

h)	Property and Equipment

Property and equipment are recorded at cost and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to five years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the Consolidated Statements of Operations and Comprehensive Loss. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

i)	Intangible Assets

The perpetual, irrevocable, exclusive and non-exclusive permit to use technology with respect to the cost of patent rights is capitalized and amortized over the estimated useful life, currently estimated to be 10 to 17 years.  Customer list acquired is amortized over the estimated useful life of two years.  Trademarks have an indefinite life as the Company intends to renew the trademarks indefinitely.

j)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2022 and 2021, respectively.

k)	Fair Value of Financial Instruments

The Company determines fair value based on its accounting policy for fair value measurement (i.e. exit price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). See note 4 (u). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures. The Company measures equity investments, including investments in marketable equity securities, at fair value and recognizes unrealized gains (losses) through net income (loss). The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its marketable equity securities on a recurring basis.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

l)	Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies, and through an e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the years ended  November 30, 2022 and 2021 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the years ended  November 30, 2022 and 2021 were immaterial.

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

Contract Liabilities

Current deferred revenue relates to unfulfilled e-commerce orders and sales of extended warranties for the years ended November 30, 2022 and 2021. Deferred revenue long-term primarily relates to sales of extended warranties.

m)	Marketing and Advertising

Marketing and advertising related costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and were $5.5 million and $2.7 million during the years ended November 30, 2022 and 2021, respectively.

n)	Research and Development

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. R&D costs were $0.5 million and $0.3 million during the years ended November 30, 2022 and 2021, respectively.

o)	Incomes Taxes

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2022 and 2021, the Company has not recorded any uncertain tax positions in the consolidated financial statements.

If incurred, the Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2022 and 2021, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2019, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

p)	Loss Per Share

Basic loss per share is computed by dividing net loss, reduced by dividends, by the weighted-average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss, reduced by dividends, by the weighted-average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and restricted stock units.

q)	Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and directors as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options and restricted stock units. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for director awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Statements of Operations and Comprehensive Loss based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant by using either the Black-Scholes or the quoted stock price on the date of grant, unless the awards are subject to market conditions in which case the Company uses the Monte Carlo simulation model. Due to the Company’s limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the Security and Exchange Commission's ("SEC’s") Staff Accounting Bulletin, Topic 14. The expected term for stock options granted to non-employees is equal to the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

r)	Foreign Currency Transactions

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

s)	Foreign Currency Translation

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

t)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments.

u)	Fair Value Measurement

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

●

Level 3- Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

v)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance simplifies the accounting for income taxes by primarily addressing the following: recognition of a deferred tax liability after transition to/from the equity method, evaluation when a step-up in the tax basis of goodwill should be related to a business combination or when it should be considered a separate transaction, inclusion of the amount of tax based on income in the income tax provision and any incremental amount as a tax not based on income, and recognition of the effect of an enacted change in tax laws or annual effective tax rates in the period the change was enacted, The guidance became effective for the Company in the first quarter of 2022. Several of the amendments in the update are required to be adopted using a prospective approach, while other amendments are required to be adopted using a modified-retrospective approach or retrospective approach. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

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

Business Combinations

Fox Labs International

On May 25, 2022, the Company acquired Fox Labs International, a producer of defensive pepper sprays, catering primarily to law enforcement and other security professionals (domestically and internationally).  The cash consideration was $2.2 million.  There were no acquisition-related expenses.  As part of the transaction, the Company acquired 10 trademarks (including one pending). The Company classified and designated identifiable assets acquired and assessed and determined the useful lives of the acquired intangible assets subject to amortization.  Trademarks have an indefinite life as the Company intends to renew the trademarks indefinitely.

Cash	$300
Accounts receivable	38
Inventory	36
Trademarks	360
Customer list intangible	70
Accounts payable	(59)
Deferred revenue	(14)
Goodwill	1,442
Net assets acquired	$2,173

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

The estimated fair value of assets acquired on August 18, 2021 is as follows (in thousands):

Inventory	$117
Patents	60
Goodwill	165
Net asset acquired	$342

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

6.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranties, for the year ended November 30, 2022 and 2021 are summarized below.

Deferred revenue balance, November 30, 2020	$4,902
Net additions to deferred revenue	33,641
Reductions in deferred revenue for revenue recognized during the fiscal year	(37,418)
Deferred revenue balance, November 30, 2021	1,125
Net additions to deferred revenue	30,817
Reductions in deferred revenue for revenue recognized during the fiscal year	(31,144)
Deferred revenue balance, November 30, 2022	$798
Less current portion	458
Deferred revenue, non-current	$340

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Years Ended
	November 30,
	2022	2021
U.S. Domestic	$38,856	$38,690
South Africa	2,569	3,470
Europe/South America/Asia	6,431	—
Canada	180	—
Total	$48,036	$42,160

	Years Ended
	November 30,
Distribution channel	2022	2021
Wholesale (dealer/distributors)	$17,504	$9,568
E-commerce	30,532	32,592
Total	$48,036	$42,160

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies.  Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order.  Accounts receivable, net of allowances, was $5.9 million, $1.7 million, and $0.8 millions as of  November 30, 2022, 2021 and 2020 respectively.

An allowance for doubtful accounts receivable is maintained for potential credit losses based upon management's assessment of the expected collectability of all accounts receivable.  As of  November 30, 2022, 2021 and 2020, the allowance for doubtful accounts receivable totaled less than $0.02 million for each year.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

7.	INVENTORY

The following table summarizes inventory as of November 30, 2022 and 2021, respectively (in thousands).

	November 30,	November 30,
	2022	2021
Raw materials	$7,228	$3,175
Work in process	701	428
Finished goods	7,533	3,010
Total	$15,462	$6,613

8.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation as of November 30, 2022 and 2021, respectively (in thousands).

	Estimated Useful	November 30,
	Lives in Years	2022	2021
Computer equipment and software	3-5	$328	$275
Furniture and fixtures	5	392	208
Leasehold improvements	3-7	910	157
Machinery and equipment	5-7	2,531	1,738
		4,161	2,378
Less: accumulated depreciation and amortization		852	406
Total		$3,309	$1,972

The Company recognized approximately $0.6 million and $0.3 million in depreciation and amortization expense during the years ended November 30, 2022 and 2021, respectively. Depreciation and amortization expense is presented in the operating expenses and within cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

At November 30, 2022 and 2021, the Company deposited $2.3 million and $1.3 million, respectively, with vendors primarily for supply of molds and equipment where the vendors have not completed supply of these assets.  The Company placed $0.9 million of molds and equipment deposits from November 30, 2021 into service during fiscal year 2022.

9.	INTANGIBLE ASSETS

The components of intangible assets were as follows:

		As of November 30, 2022			As of November 30, 2021
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,931	$(468)	$3,463	$3,895	$(227)	$3,668
Trademarks	Indefinite	360	—	360	—	—	—
Customer List	2	70	(21)	49	—	—	—
Total		$4,361	$(489)	$3,872	$3,895	$(227)	$3,668

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Total intangible assets amortization expense for the years ended  November 30, 2022 and 2021 were $0.3 million and $0.2 million, respectively.

Estimated future amortization expense related to intangible assets as of November 30, 2022 are as follows (in thousands):

Fiscal Year Ending November 30,
2023	$289
2024	267
2025	254
2026	254
2027	254
Thereafter	2,194
Total	$3,512

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	November 30,
	2022	2021
Trade payables	$3,804	$2,793
Accrued sales and use tax	896	940
Payroll accrual	1,912	2,317
Accrued professional fees	349	617
Other accrued liabilities	747	329
	$7,708	$6,996

11.	NOTES PAYABLE

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

12.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 7.50% on November 30, 2022. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 7.50% on November 30, 2022. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  November 30, 2022 and 2021, there was no outstanding balance on the Revolving Note and the Company had not drawn on the nonrevolving equipment line of credit. Debt issuance costs related to the lines of credit were $0.1 million.  Debt issuance costs of $0.1 million are being amortized over the term of the debt and are presented as part of Other Assets in the Consolidated Balance Sheets. Amortization of $0.03 million for the years ended  November 30, 2022 and 2021 is included in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

13.	STOCKHOLDERS’ EQUITY

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

Authorized Shares and Increase in Stock Compensation Plan

At the Company's 2022 annual meeting of stockholders held on June 17, 2022 (the "Annual Meeting"), the Company's stockholders approved a decrease in the amount of authorized common stock from 300,000,000 to 50,000,000.  The decrease became effective upon filing of a Certificate of Amendment to the Company's Certificate of Incorporation on June 17, 2022.  Additionally, following approval of the Company's stockholders at the Annual Meeting, the total number of shares of common stock authorized for issuance under the Company's 2020 Equity Incentive Plan increased by 1,300,000 from 2,500,000 to 3,800,000.

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

On October 6, 2022, the Company's Board of Directors approved a plan to buy back up to an additional $2.5 million worth of shares of the Company's common stock.  The Company completed the full $2.5 million repurchase of shares during November 2022.

The following table summarizes the treasury stock activity during the year ended November 30, 2022:

	Number of		Average Cost
	Shares	Cost of Shares	per Share
Shares purchased - February 2022	296,168	$2,653,571	$9.0
Shares purchased - March 2022	754,081	7,346,422	$9.7
Shares purchased - May 2022	729,709	4,999,993	$6.9
Shares purchased - October 2022	324,992	2,065,076	$6.4
Shares purchased - November 2022	61,037	434,920	$7.1
Total	2,165,987	$17,499,982	$8.1

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

14.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Total stock-based compensation expense was $5.4 million and $3.2 million for the years ended November 30, 2022 and 2021, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

During the first half of 2022, the Board of Directors authorized granting of restricted stock unit awards (" RSUs") in excess of the limit stipulated under the 2020 Plan. Additionally, the Company agreed to grant 200,000 RSUs to the Chief Technology Officer ("CTO") in exchange for his waiver of rights to future royalty payments. See Note 19, "Commitments and Contingencies - Royalty Payments," for additional information. Because these awards were contingent on shareholder approval at the next annual shareholder meeting, these RSUs were not considered granted under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation ("ASC 718") and were treated as obligation to issue RSU's and were remeasured at the end of each reporting period until the settlement date on June 17, 2022 and August 3, 2022 (for the RSUs to the CTO).

Additionally, on March 23, 2022, the Board of Directors approved the issuance of RSU Amendment Agreements to each grantee of the double trigger RSUs in which 50% of the RSUs (778,750 RSUs) were exchanged for stock options. The original RSUs that were cancelled were issued in 2020 and 2021.  In accordance with ASC 718, a cancellation of an award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the cancelled award.  Similarly, because these stock options were not considered granted under ASC 718, they were therefore treated as obligation to issue stock options and were remeasured at the end of each reporting period until the settlement date on June 17, 2022.

On June 17, 2022, the stockholders approved to increase the stock compensation plan by 1,300,000 shares to 3,800,000 shares.  Consequently, the Company settled the obligation to issue RSUs and options by issuing the related RSUs and stock options and reclassified the fair value of the issuances at June 17, 2022 of $1.0 million from accounts payable and accrued liabilities to additional paid-in capital.  Additionally, the amounts recognized as employee incentive expense totaling $1.4 million during fiscal year end 2022 was reclassified to stock compensation expense.  The non-cash expense associated with these rewards were valued at the grant date of June 17, 2022, using a Monte Carlo model for double trigger RSUs and a Black Scholes model for simple employment period vesting stock options.

Restricted Stock Units

During the years ended November 30, 2022 and 2021, the Company granted 536,805 and 174,493 RSUs, respectively. Stock-based compensation expense for the RSUs for the years  November 30, 2022 and 2021, was $2.6 million and $2.9 million, respectively.

During the year ended November 30, 2022, the Company accelerated the vesting of 3,874 RSUs to a former director and 8,392 RSUs to current board members for 2021 services.   During the year ended November 30, 2022, 25,000 RSUs were forfeited due to a former employee who was terminated for cause.  These RSU's did not vest, as they were based on triggers and performance that were not met.  As a result, no expenses were reversed, and going forward no expenses will be recognized.  The forfeited RSUs were returned to the pool of shares available for issuance under the 2020 Plan.

As of  November 30, 2022, there was $4.4 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 2.1 years.

RSU Valuation

The assumptions that the Company used to determine the grant-date fair value of RSUs granted for the years ended November 30, 2022 and November 30, 2021 were as follows:

(Monte Carlo simulation model)

	2022	2021
Risk free rate	3.35%	0.30%
Expected dividends	0.00%	0.00%
Expected volatility	70%	92%
Expected life (in years)	1.39	3
Market price of the Company’s common stock on date of grant	$7.69 - 8.24	$20.9 - 26.9

The following table summarizes the RSU activity during the year ended November 30, 2022:

RSUs
Outstanding, November 30, 2020	1,573,500
Granted	174,493
Vested	(62,500)
Forfeited	(91,373)
Outstanding, November 30, 2021	1,594,120
Granted	536,805
Settled	(12,266)
Cancelled	(778,750)
Forfeited	(25,000)
Outstanding, November 30, 2022	1,314,909

Stock Options

During the years ended  November 30, 2022 and 2021, the Company granted options to employees and directors to purchase 994,750 and 62,000 shares of common stock, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $2.8 million and $0.3 million during the years ended  November 30, 2022 and 2021, respectively.

As of   November 30, 2022, there was $3.2 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.3 years.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended  November 30, 2022 and 2021 were as follows:

	2022	2021
Risk free rate	3.34%	0.26 - 0.64%
Expected dividends	0%	0%
Expected volatility	78.44%	80 - 113%
Expected life (in years)	6.5	4 - 5
Market price of the Company’s common stock on date of grant	$5.51	$14.74 - 20.94
Exercise price	$7.70	$14.90 - 20.20

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

The following table summarizes option activity under the 2020 Plan during the years ended November 30, 2022:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2020	705,967	$3.10
Granted	62,000	17.18
Exercised	(81,182)	(1.29)
Forfeited	(100,002)	(5.91)
Outstanding, November 30, 2021	586,783	$3.48
Granted	994,750	5.51
Exercised	(252,250)	1.84
Expired	(5,533)	0.88
Forfeited	(26,000)	9.59
Outstanding, November 30, 2022	1,297,750	$6.75

Exercisable, November 30, 2022	267,001	1.63
Exercisable, November 30, 2021	524,783	1.92

The stock options outstanding at the end of the year had weighted-average contractual life as follows:

	2022	2021
	(years)	(years)
Total outstanding options	7.39	3.07
Total exercisable options	2.13	2.91

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

15.	EARNINGS PER SHARE

For the years ended November 30, 2022 and 2021, the Company recorded a net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the years ended November 30, 2022 and 2021.

	November 30,
	2022	2021
Net loss	$(7,885)	$(3,283)
Preferred stock dividends	—	(1,043)
Net loss available to common shareholders	$(7,885)	$(4,326)

Weighted-average number of shares used in computing net loss per share, basic, and diluted	22,364,201	19,610,039
Net loss per share - basic and diluted	$(0.35)	$(0.22)

The Company’s potential dilutive securities, which include stock options and RSUs have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	November 30,
	2022	2021
Stock Options	1,297,750	586,783
Restricted Stock	1,314,909	1,594,120
Total	2,612,659	2,180,903

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

16.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing with the exception of notes payable, and due on demand.

The Company expensed $0 and approximately $0.2 million for royalties due to the Company’s CTO, during the years ended November 30, 2022 and 2021, respectively.   The Company terminated the royalty payments in December 2021 and the Company granted 200,000 RSUs during the fiscal year ended  November 30, 2022 in exchange to waive all future rights and entitlements to the CTO.  Refer to Note 19, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.03 million and $0.01 million during the years ended November 30, 2022 and 2021, respectively.

17.	LEASES

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

The Company leases office and warehouse space in South Africa that expires in November 2024. The base rent is approximately $0.01 million per month. In December 2022, the Company early terminated and fully exited the associated lease with no penalties incurred.  The Company entered into a new lease for a larger facility in November 2022.  The base rent is approximately $0.07 million per month.

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.01 million per month.  In November 2021, the Company entered into a new lease which commenced in August 2022.  The lease expires July 31, 2027.  The base rent is approximately $0.02 million per month.  The Company sub-leases the former Fort Wayne facility which commenced in August 2022.  The amount received from the sub-lease is immaterial.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

As of November 30, 2022 and 2021, the elements of lease expense were as follows (in thousands):

	November 30,
	2022	2021
Lease Cost:
Operating lease cost	$2,421	$350
Short-term lease cost	9	5
Total lease cost	$2,430	$355

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$415	$316
Operating lease liabilities arising from obtaining right-of-use assets	$1,698	$191

Operating Leases:
Weighted-average remaining lease term (in years)	4.2	4.9
Weighted-average discount rate	9.5%	9.2%

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

Future lease payments under non-cancelable operating leases as of November 30, 2022 are as follows (in thousands):

Fiscal Year Ended November 30,
2023	$760
2024	787
2025	601
2026	527
2027	394
Thereafter	54
Total lease payments	3,123
Less: imputed interest	568
Total lease liabilities	$2,555

18.	INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	Year Ended November 30,
	2022	2021
United States	$(8,185)	$(2,911)
Foreign	534	(532)
Total	$(7,651)	$(3,443)

The components of the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended November 30,
	2022	2021
Current expense (benefit):
Federal	$—	$—
State	83	14
Foreign	271	(165)
Total current expense (benefit):	354	(151)

Deferred expense (benefit):
Federal	3	—
State	1	—
Foreign	(124)	(9)
Total deferred expense (benefit)	(120)	(9)

Total income tax provision (benefit)	$234	$(160)

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended November 30,
	2022	2021
Income at US statutory rate	21.00%	21.00%
State income taxes	(1.20)%	(0.31)%
Permanent differences	(2.79)%	(0.34)%
Foreign rate differential	(0.49)%	1.82%
Valuation allowance	(16.96)%	(9.05)%
Other	(2.62)%	(8.52)%
Total	(3.06)%	4.60%

The net deferred income tax asset balance related to the following (in thousands):

	November 30,
	2022	2021
Net operating loss carryforwards	$6,515	$5,226
Stock compensation	1,192	1,103
Inventory reserve	169	95
Bad debt reserve	—	3
Accrued payroll	411	363
Warranty reserve	174	160
Foreign tax credit carryforwards	9	9
Unrealized losses	18	4
Deferred revenue	35	—
Lease liability	507	—
Subtotal deferred tax assets	9,031	6,963
Valuation allowance	(7,839)	(6,551)
Total deferred tax assets	1,192	412

Depreciation and amortization	554	412
Right of use asset	509	—
Total deferred tax liabilities	1,063	412

Net deferred tax assets	$129	$—

The Company notes $0.03 million of a United States state refundable tax credit awarded in the year has been booked above the income tax line in accordance with US GAAP principles.  As of November 30, 2022, the Company had federal and state NOL carryforwards of approximately $28.8 million and $7.8 million, respectively, which begin to expire in 2025 for federal and state purposes. The federal NOL carryforwards include approximately $13.2 million, which do not expire.  Deferred tax assets are presented in other assets in the accompanying Consolidated Balance Sheets.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2022 and 2021, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the United States entity's deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of November 30, 2022 and 2021. Additionally, a deferred tax liability has been established in the United States entity during the year relating to tax basis in excess of book basis on an indefinite lived intangible.  At November 30, 2022 and 2021, the Company recognized valuation allowances of $7.8 million and $6.6 million, respectively, related to its deferred tax assets created in those respective years. The net increase of $1.2 million and $0.3 million in the valuation allowance reflects the net increase in gross deferred tax asset between November 30, 2022 and 2021 and the prior fiscal years, respectively.

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize the NOL carryforwards remaining at an ownership change date. The Company last completed a Section 382 analysis regarding whether an ownership change had occurred for Company through November 30, 2021. Based on the analysis, the cumulative ownership change is 17.08%. The resulting limitation of NOL carryforwards has been considered in determining the full valuation allowance against the related deferred tax assets as noted above.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

19.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement dated April 13, 2018 and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.025 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate would begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's upon stockholder's approval and renegotiation of the employment contract of the increase in the number of shares of common stock available for issuance under the 2020 Plan.  This was approved on August 3, 2022.  Refer to Note 14, "Stock-based Compensation" for additional information.  The RSU’s vests in two years from January 7, 2022.  As a result, the Company did not recognize any royalty expense during fiscal year ended  November 30, 2022 and recognized stock compensation expense of $0.3 million associated with the RSUs during the year ended November 30, 2022.

COVID-19 Pandemic

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

Legal Proceedings

In the ordinary course of its business, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company does not believe it is currently a party to any pending legal proceedings. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

20.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The Chief Executive Officer, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below (in thousands) summarize the Company’s revenue, long-lived assets and total assets as of November 30, 2022 and 2021, respectively by geographic region. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue	US	South Africa	Europe/South America/Asia	Canada	Total
2022	$38,856	$2,569	$6,431	$180	$48,036
2021	38,690	3,470	—	—	42,160

Long-lived assets	US	South Africa	Total
2022	$10,828	$1,046	$11,874
2021	7,101	918	8,019

Total Assets	US	South Africa	Total
2022	$46,308	$10,741	$57,049
2021	$70,399	$4,915	75,314

21.	FINANCIAL INSTRUMENTS

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2022 and 2021

(Amounts expressed in US Dollars)

During the years ended November 30, 2022 and 2021, the US dollar weakened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.6 million $0.04 million primarily related to the South African rand during the years ended November 30, 2022 and 2021, respectively.

The Company’s South African subsidiary's revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the US dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into US dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the US exchange rate, the impact on the loss and stockholders’ equity (deficit) is not material.

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

22.	SUBSEQUENT EVENTS

On January 10, 2023, the Company created a new joint venture with Fusady S.A., an affiliate of Bersa S.A. (“Fusady”) located in Argentina, to expand the Company’s operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Byrna LATAM S.A. (“Byrna LATAM”), and the remaining 49% of stock in Byrna LATAM is held by Fusady.  In connection with the creation of Byrna LATAM, Byrna contributed $0.5 million in cash and loaned approximately $1.6 million to Byrna LATAM.

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

3.2

Certificate of Amendment to the Certificate of Incorporation, dated April 28, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2021).

3.3	Certificate of Amendment to the Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2022).

3.4

Amended and Restated By-laws dated April 19, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2021).

3.5

Certificate of Designations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2020).

3.6

Amendment to the Certificate of Designations of Series A Convertible Preferred Stock, dated January 15, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2021).

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

10.1#

Byrna Technologies Inc. 2020 Amended and Restated 2020 Equity Incentive Plan (incorporated herein by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2022).

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

10.21†	Asset Purchase Agreement by and between Byrna Technologies Inc. and Fox Labs International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K wiled with the Securities and Exchange Commission on May 25, 2022).

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

†

Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  The Company hereby agrees to provide the Securities and Exchange Commission, upon request, copies of any omitted exhibits or schedules to this exhibit.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2023	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	February 9, 2023
Bryan Ganz	(Principal Executive Officer)

/s/ David R. North	Chief Financial Officer	February 9, 2023
David R. North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Herbert Hughes	Chairman	February 9, 2023
Herbert Hughes

/s/ Leonard Elmore	Director	February 9, 2023
Leonard Elmore

/s/ Chris Lavern Reed	Director	February 9, 2023
Chris Lavern Reed

/s/ Emily Rooney	Director	February 9, 2023
Emily Rooney