Form 10-Q
period 2023-02-28
Byrna Technologies Inc.
filed 2023-04-14
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of April 1, 2023, the Company had 24,032,196 issued and 21,866,209 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	February 28,	November 30,
	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,426	$20,068
Accounts receivable, net	4,177	5,915
Inventory, net	17,994	15,462
Prepaid expenses and other current assets	1,596	1,200
Total current assets	38,193	42,645
LONG TERM ASSETS
Intangible assets, net	3,800	3,872
Deposits for equipment	1,792	2,269
Right-of-use asset, net	2,184	2,424
Property and equipment, net	3,735	3,309
Goodwill	2,258	2,258
Investment in joint venture	354	—
Loan to joint venture	1,556	—
Other assets	253	272
TOTAL ASSETS	$54,125	$57,049

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,785	$7,708
Operating lease liabilities, current	747	757
Deferred revenue, current	1,051	458
Total current liabilities	7,583	8,923
LONG TERM LIABILITIES
Deferred revenue - non-current	272	340
Operating lease liabilities, non-current	1,550	1,792
Total liabilities	9,405	11,055

COMMITMENTS AND CONTINGENCIES (NOTE 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,032,248 shares issued and 21,866,261 shares outstanding as of February 28, 2023 and, 24,018,612 shares issued and 21,852,625 outstanding as of November 30, 2022	23	23
Additional paid-in capital	126,938	125,474
Treasury stock (2,165,987 shares purchased as of February 28, 2023 and November 30, 2022)	(17,500)	(17,500)
Accumulated deficit	(63,536)	(61,383)
Accumulated other comprehensive loss	(1,205)	(620)

Total Stockholders’ Equity	44,720	45,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,125	$57,049

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	February 28,
	2023	2022
Net revenue	$8,411	$7,977
Cost of goods sold	3,165	3,363
Gross profit	5,246	4,614
Operating expenses	7,240	8,023
LOSS FROM OPERATIONS	(1,994)	(3,409)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	(136)	178
Interest income	143	1
Loss from joint venture	(167)	—
Other expenses	(58)	(111)
LOSS BEFORE INCOME TAXES	(2,212)	(3,341)
Income tax benefit	59	120
NET LOSS	(2,153)	(3,221)

Foreign currency translation adjustment for the period	(585)	6
COMPREHENSIVE LOSS	$(2,738)	$(3,215)

Net loss per share – basic and diluted	$(0.10)	$(0.14)
Weighted-average number of common shares outstanding - basic and diluted	21,860,200	23,790,382

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended
	February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,153)	$(3,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,464	812
Incentive compensation	—	472
Depreciation and amortization	276	175
Operating lease costs	362	16
Loss from joint venture	167	—
Changes in assets and liabilities:
Accounts receivable	1,487	569
Deferred revenue	525	(350)
Inventory	(2,896)	(5,416)
Prepaid expenses and other current assets	(418)	(429)
Other assets	13	(419)
Accounts payable and accrued liabilities	(1,823)	(740)
Operating lease liabilities	(375)	99
NET CASH USED IN OPERATING ACTIVITIES	(3,371)	(8,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(206)	(915)
Equity method investment in joint venture	(520)	—
Loan to joint venture	(1,556)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,282)	(915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	366
Repurchase of common stock	—	(2,654)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(2,288)
Effects of foreign currency exchange rate changes	11	(64)
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(5,642)	(11,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,068	56,400
CASH AND CASH EQUIVALENTS END OF PERIOD	$14,426	$44,701

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2023 and 2022

(Amounts in thousands except share numbers)

(Unaudited)

				Additional	Treasury				Accumulated Other
	Common Stock			Paid-in	Stock			Accumulated	Comprehensive
	Shares	$		Capital	Shares	$		Deficit	Loss	Total
Balance, November 30, 2022	24,018,612		$23	$125,474	(2,165,987)		$(17,500)	$(61,383)	$(620)	$45,994
Stock-based compensation	—		—	1,464	—		—	—	—	1,464
Issuance of common stock pursuant to vesting of restricted stock units	13,636		—	—	—		—	—	—	—
Net loss	—		—	—	—		—	(2,153)	—	(2,153)
Foreign currency translation	—		—	—	—		—	—	(585)	(585)
Balance, February 28, 2023	24,032,248		$23	$126,938	(2,165,987)		$(17,500)	$(63,536)	$(1,205)	$44,720

				Additional	Treasury				Accumulated Other
	Common Stock			Paid-in	Stock			Accumulated	Comprehensive
	Shares	$		Capital	Shares	$		Deficit	Loss	Total
Balance, November 30, 2021	23,754,096		$23	$119,589	—		$—	$(53,498)	$(16)	$66,098
Issuance of common stock pursuant to exercise of stock options	202,619		—	366	—		—	—	—	366
Issuance of common stock pursuant to settlement of restricted stock units	3,873		—	—	—		—	—	—	—
Stock-based compensation	—		—	812	—		—	—	—	812
Repurchase of common shares under Stock Buyback Plan	—		—	—	(296,168)		(2,654)	—	—	(2,654)
Net loss	—		—	—	—		—	(3,221)	—	(3,221)
Foreign currency translation	—		—	—	—		—	—	6	6
Balance, February 28, 2022	23,960,588		$23	$120,767	(296,168)		$(2,654)	$(56,719)	$(10)	$61,407

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended February 28, 2023 and 2022

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. The Company added pepper sprays to its non-lethal defense product line with an acquisition in May 2022.  See Note 6, "Acquisitions" for additional information.  These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 30,000 square foot facility in located in Fort Wayne, Indiana and a 20,000 square foot manufacturing facility located in Pretoria, South Africa.

On January 10, 2023, the Company created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Uldawer S.A. (soon to be renamed "Byrna LATAM"), and the remaining 49% of stock in Byrna LATAM is held by Fusady.  See Note 7, "Investment in Joint Venture" for additional information.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to February 28, 2023, the Company had incurred an accumulated deficit of $63.5 million.  The Company has funded operations through the issuance of common stock.  The Company generated $8.4 million in revenue and net loss of $2.2 million for the three months ended February 28, 2023.  The Company is expected to incur significant losses before the Company's revenues sustain its operations. The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

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

These condensed consolidated financial statements for the three months ended February 28, 2023 and 2022 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a  fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three months ended February 28, 2023 and 2022, and its cash flows for the three months ended February 28, 2023 and 2022 are not necessarily indicative of results to be expected for the full year.

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

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company beginning in December 2023 since it is a smaller reporting company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the condensed consolidated financial statements.

6.	ACQUISITIONS

Business Combination

Fox Labs International

On May 25, 2022, the Company acquired Fox Labs International, a producer of defensive pepper sprays, catering primarily to law enforcement and other security professionals (domestically and internationally).  The cash consideration was $2.2 million.  There were no acquisition-related expenses.  As part of the transaction, the Company acquired 10 trademarks. The Company classified and designated identifiable assets acquired and assessed and determined the useful lives of the acquired intangible assets subject to amortization.

The estimated fair values of assets acquired and liabilities assumed on May 25, 2022 are as follows (in thousands):

Cash	$300
Accounts receivable	38
Inventory	36
Trademarks	360
Customer list intangible	70
Accounts payable	(59)
Deferred revenue	(14)
Goodwill	1,442
Total acquired assets	$2,173

7.	INVESTMENT IN JOINT VENTURE

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounts for the investment in the joint venture using the equity method since the Company does not have voting control of Byrna LATAM.  Additionally, the Company does not have substantive participating rights that would result in the Company having control of Byrna LATAM.

Investments in equity method investees are those for which the Company has the ability to exercise significant influence or exercise joint control with other investors but does not control and is not the primary beneficiary. Under this method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for its proportionate share of the net earnings or losses.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  The Company recorded its share of the joint venture’s loss of $0.2 million in the Consolidated Statements of Operations and Comprehensive Loss as other expense. The carrying value of the Company's investment in the joint venture at February 28, 2023 is $0.4 million and is recorded as investment in joint venture in the Consolidated Balance Sheets.

In January 2023, the Company loaned $1.6 million to Byrna LATAM.  The loan bears interest at a rate equal to LIBOR plus 3.0%.  The interest rate on the loan was 7.8% as of  February 28, 2023.  The loan amount must be repaid within five years from the date of the loan, or January 10, 2028.  Interest income related to the loan receivable is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The loan receivable is recorded as loan to joint venture in the Consolidated Balance Sheets at February 28, 2023.

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

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three months ended February 28, 2023 and 2022 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three months ended February 28, 2023 and 2022 were immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order.  Accounts receivable, net of allowances, was $4.2  million and $5.9  million as of  February 28, 2023 and  November 30, 2022, respectively.

An allowance for doubtful accounts receivable is maintained for potential credit losses based upon management's assessment of the expected collectability of all accounts receivables. The allowance for doubtful accounts was approximately $0.01 million as of  February 28, 2023,  November 30, 2022 and  November 30, 2021.

Deferred Revenue

Changes in deferred revenue, which primarily relate to amounts to be recognized under extended 3-year service warranty for the three months ended  February 28, 2023 totaled $1.3 million, $0.8 million for the year ended November 30, 2022 and $1.1 million for the year ended  November 30, 2021.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended
	February 28,
Distribution channel	2023	2022
Wholesale (dealer/distributors)	$2,300	$1,755
E-commerce	6,111	6,222
Total	$8,411	$7,977

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	February 28,	November 30,
	2023	2022
Computer equipment and software	$822	$328
Furniture and fixtures	272	392
Leasehold improvements	906	910
Machinery and equipment	2,766	2,531
	4,766	4,161
Less: accumulated depreciation and amortization	1,031	852
Total	$3,735	$3,309

The Company recognized approximately $0.2 million and $0.1 million in depreciation and amortization expense during the three months ended February 28, 2023 and 2022, respectively.  Depreciation and amortization expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

At February 28, 2023 and November 30, 2022, the Company had deposits of $1.8 million and $2.3 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

10.	INVENTORY

The following table summarizes inventory (in thousands):

	February 28,	November 30,
	2023	2022
Raw materials	$8,544	$7,228
Work in process	765	701
Finished goods	8,685	7,533
Total	$17,994	$15,462

11.	INTANGIBLE ASSETS

The components of intangible assets were as follows:

				Balance at February 28, 2023			Balance at November 30, 2022
	Estimated Useful Lives in Years			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10	-	17	$3,931	$(532)	$3,399	$3,931	$(468)	$3,463
Trademarks	Indefinite			360	—	360	360	—	360
Customer List	2			70	(29)	41	70	(21)	49
Total				$4,361	$(561)	$3,800	$4,361	$(489)	$3,872

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  Total intangible assets amortization expense for the three months ended February 28, 2023 and 2022 were $0.1 million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of February 28, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2023 (nine months)	$217
2024	272
2025	254
2026	254
2027	254
Thereafter	2,189
Total	$3,440

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	February 28,	November 30,
	2023	2022
Trade payables	$3,188	$3,804
Accrued sales and use tax	764	896
Accrued people costs	642	1,912
Accrued professional fees	227	349
Customer deposits	256	—
Other accrued liabilities	708	747
Total	$5,785	$7,708

13.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank ("Revolving Note"). The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 7.75% for the  three months ended February 28, 2023. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank ("Nonrevolving Equipment Line"). The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 7.75% for the three months ended February 28, 2023. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  February 28, 2023, there was no outstanding balance on the Revolving Note and the Company had not drawn on the Nonrevolving Equipment Line.  Debt issuance costs related to the line of credit were approximately $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets.  Amortization of $0.01 million for the three months ended February 28, 2023 and 2022 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

14.	STOCKHOLDERS’ EQUITY

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

15.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis.  Total stock-based compensation expense was $1.5 million and $0.8 million for the three months ended February 28, 2023 and 2022, respectively.  Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

During the three months ended February 28, 2023 and 2022, the Company did not grant any RSUs.  Stock-based compensation expense for the RSUs for the three months ended February 28, 2023 and 2022, was $1.0 million and $0.7 million, respectively.

During the three months ended February 28, 2023, the Company settled 13,636 RSUs by issuing 13,636 shares of common stock to current board members for 2022 services.   During the three months ended February 28, 2023, 37,708 RSUs were forfeited due to terminated employees.  These RSU's did not vest.  As a result, the expenses of $0.01 million were reversed, and going forward no expenses will be recognized.  The forfeited RSUs were returned to the pool of shares available for issuance under the 2020 Plan.

As of  February 28, 2023, there was $3.2 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.6 years.

The following table summarizes the RSU activity during the three months ended February 28, 2023:

RSUs
Unvested and outstanding as of November 30, 2022	1,314,909
Issued	(13,636)
Forfeited	(37,708)
Unvested and outstanding at February 28, 2023	1,263,565

Stock Options

During the three months ended February 28, 2023 and 2022, the Company granted options to employees and directors to purchase 249,999 and 0 shares of common stock, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.5 million and $0.1 million during the three months ended February 28, 2023 and 2022, respectively.

As of February 28, 2023, there was $4.4 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.3 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model.  The expected volatility is based upon historical volatility of the Company's stock.  The expected term for the options is based upon observation of actual time elapsed between employees.  The assumption that the Company used to determine the grant-date fair value of stock options granted for the three months ended February 28, 2023 were as follows:

Risk free rate	3.63% - 3.79%
Expected dividends	$0.0
Expected volatility	76.1% - 77.0%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	$6.35 - 6.37

The following table summarizes option activity under the 2020 Plan during the three months ended February 28, 2023:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2022	1,297,750	$6.75
Granted	249,999	8.96
Exercised	—	—
Forfeited	(33,333)	8.96
Outstanding, February 28, 2023	1,514,416	$7.06
Exercisable, February 28, 2023	267,001	$1.63

16.	EARNINGS PER SHARE

For the three months ended February 28, 2023 and 2022, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three months ended February 28, 2023 and 2022.

The following table sets forth the allocation of net loss for the three months ended February 28, 2023 and 2022, respectively:

	For the Three Months Ended
	February 28,
	2023	2022
Net loss available to common shareholders	$(2,153)	$(3,221)

Weighted-average number of shares used in computing net loss per share, basic and diluted	21,860,200	23,790,382
Net loss per share -- basic	$(0.10)	$(0.14)

The Company’s potential dilutive securities, which may include stock options and unvested restricted stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended
	February 28,
	2023	2022
Options	1,514,416	373,831
RSUs	1,263,565	1,565,247
Total	2,777,981	1,939,078

17.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

During 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles in December 2021 in exchange for 200,000 RSUs.  Refer to Note 20, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.03 million and $0.03 million for the three months ended February 28, 2023 and 2022, respectively.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. The Company’s sales to Bersa S.A. were $0.1 million for the three months ended February 28, 2023. The Company had accounts receivable from Bersa S.A. of $2.9 million and $4.0 million as of  February 28, 2023 and  November 30, 2022 respectively.

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

The Company leases office and warehouse space in South Africa that expires in December 2024. The base rent is approximately $0.07 million per month.

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.01 million per month.  In November 2021, the Company entered into a lease which commenced in August 2022.  The lease expires on July 31, 2027.  The base rent is approximately $0.02 million per month.  The Company sub-leases the former Fort Wayne facility which commenced in August 2022.  The amount received from the sub-lease is immaterial.

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

As of February 28, 2023 and 2022, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	February 28, 2023	February 28, 2022
Lease Cost:
Operating lease cost	$161	$105
Short-term lease cost	4	4
Total lease cost	$165	$109

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$162	$(10)
Operating lease liabilities arising from obtaining right-of-use assets	$—	$421

Operating Leases:
Weighted-average remaining lease term (in years)	5.1	5.0
Weighted-average discount rate	9.6%	9.2%

Future lease payments under non-cancelable operating leases as of February 28, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2023 (nine months)	$499
2024	688
2025	570
2026	527
2027	435
Thereafter	63
Total lease payments	2,782
Less: imputed interest	485
Total lease liabilities	$2,297

19.	INCOME TAXES

For the three months ended February 28, 2023 and 2022, the Company recorded an income tax benefit of $0.06 million and $0.1 million, respectively. For the three months ended February 28, 2023 and 2022, the effective tax rate was 2.66% and 3.59%, respectively.   The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

20.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement, dated April 13, 2018 and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.03 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate would begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's and renegotiation of the employment contract of the increase in the number of shares of common stock available for issuance under the 2020 Plan.  The RSU’s will vest on January 7, 2024.  As a result, the Company did not recognize any royalty expense in the first quarter of 2022 nor in the first quarter of 2023 and recognized stock compensation expense of $0.2 million and $0.6 million associated with the RSUs during the three months ended February 28, 2023 and 2022, respectively.

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

21.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three months ended February 28, 2023 and 2022, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
February 28, 2023	$7,992	$33	$125	$261	$8,411
February 28, 2022	7,882	95	—	—	7,977

22.	FINANCIAL INSTRUMENTS

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

During the three and three months ended February 28, 2023, in comparison to the prior year period, the U.S. dollar was weaker in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.6 million and $0.06 million related to the South African rand during the three months ended February 28, 2023 and 2022, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2023 (the “2022 10-K”), the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

On January 10, 2023, the Company created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Uldawer S.A. (soon to be renamed "Byrna LATAM"), and the remaining 49% of stock in Byrna LATAM is held by Fusady.

RESULTS OF OPERATIONS

Results for the first quarter of 2023 demonstrate a continuing demand for our Byrna SD personal security device and growth of the production capacity and administrative and control structures necessary to supply that demand.  Revenue increased to $8.4 million from $8.0 million in the first quarter of last year.  The majority of revenue (72.3% of total net revenue for this quarter) continues to be in high margin direct sales or Amazon.

Three months ended February 28, 2023 as compared to three months ended February 28, 2022:

Net Revenue

Revenues were $8.4 million in the first quarter of 2023 which represents an increase of $0.4 million or 5.4% as compared to the prior year period revenues of $8.0 million.  E-commerce sales decreased by $0.1 million from $6.2 million in the first quarter of 2022 to $6.1 million in the first quarter of 2023.  Sales through all other channels, increased in comparison with the same quarter of the prior year.  International sales increased by $0.3 million from $0.1 million in the first quarter of 2022 to $0.4 million in the first quarter of 2023 due to expansion to Asia, Latin America and Canada beginning in the second quarter of 2022.  Sales to domestic dealers/distributors remained consistent at $1.7 million in each of the first quarters of 2022 and 2023.  In addition, Fox Labs, which was acquired on May 25, 2022, added $0.2 million in sales pepper sprays the first quarter of 2023.

Cost of Goods Sold

Cost of goods sold was $3.2 million in the first quarter of 2023 compared to $3.4 million in the prior year period. This $0.2 million decrease is primarily due to cost reductions in freight and raw materials.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $5.2 million in the first quarter of  2023, or 62.4% of net revenue, as compared to gross profit of approximately $4.6 million, or 57.8% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales in primarily due to realization of significant cost reductions in switching from air freight to ocean freight and to lower cost suppliers for raw materials.

Operating Expenses / Loss from Operations

Operating expenses were $7.2 million in the first quarter of 2023, a decrease of  $0.8 million, as compared to the prior year period expenses of $8.0 million despite an increase of $0.7 million in non-cash employee stock compensation expense. Management directed certain spending reductions during the first quarter of 2023, as detailed below.

Payroll related costs (excluding stock compensation) decreased $0.2 million from $2.6 million in the first quarter of  2022 to $2.4 million in the first quarter of 2023.  Marketing expenses decreased by $0.5 million from $1.3 million in the first quarter of 2022 to $0.8 million in the first quarter of 2023.  Regulatory expenses decreased $0.3 million due to lower franchise tax cost.

Income Tax Provision

For the three months ended February 28, 2023 and 2022, the Company recorded an income tax benefit of $0.06 million and $0.1 million, respectively. For the three months ended February 28, 2023 and 2022, the effective tax rate was 2.66% and 3.59%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide an additional financial metric that is not prepared in accordance with GAAP (non-GAAP) with presenting non-GAAP adjusted EBITDA. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measure.

Accordingly, we believe that this non-GAAP financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

This non-GAAP financial measure does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures, because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other non-GAAP measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison.

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, and (v) one time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	February 28,
	2023	2022
Net loss	$(2,153)	$(3,221)

Adjustments:
Interest (income) expense	(143)	(1)
Income tax provision (benefit)	(59)	(120)
Depreciation and amortization	276	175
Non-GAAP EBITDA	(2,079)	(3,167)

Stock-based compensation expense	1,464	812
Non-cash incentive compensation expense	—	472
Severance/Separation	—	46
Non-GAAP adjusted EBITDA	$(615)	$(1,837)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash as of February 28, 2023 totaled $14.4 million a decrease of $5.6 million from $20.0 million of cash and restricted cash as of November 30, 2022.

Operating Activities

Cash used in operating activities was $3.4 million for the three months ended February 28, 2023 compared to cash used in operations of $8.4 million during the prior year period. Net loss was $2.2 million and $3.2 million for the three months ended February 28, 2023 and 2022, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based expenses of $1.5 million, compared to $1.3 million for the three months ended February 28, 2022; operating lease costs of $0.4 million for the three months ended February 28, 2023 compared to $0.02 million for the three months ended February 28, 2022, and $0.2 million of joint venture investment loss in the three months ended February 28, 2023 compared to zero during the three months ended February 28, 2022.

Inventory increased during the three months ended February 28, 2023 by $2.9 million, compared to $5.4 million for the three months ended February 28, 2022.  Accounts receivable decreased by $1.5 million during the three months ended February 28, 2023 as compared to an increase of $0.6 million for the three months ended February 28, 2022.  Accounts payable and accrued liabilities decreased during the three months ended February 28, 2023 by $1.8 million, compared to $0.7 million three months ended February 28, 2022.

Investing Activities

Cash used in investing activities was $2.2 million for the three months ended February 28, 2023 compared to $0.9 million for the three months ended February 28, 2022. The current year investing activities relates to the investment in the joint venture and the corresponding loan.  The prior year investing activities relate to the purchase of property and equipment.

Financing Activities

Cash used by financing activities was zero during the three months ended February 28, 2023, compared to cash provided by $2.3 million for the three months ended February 28, 2022. The prior year amount was primarily composed of stock repurchased of $2.7 million during the three months ended February 28, 2022.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2022 Form 10-K. During the three months ended February 28, 2023, there were no significant changes to the Company’s critical accounting policies from those described in our 2022 Form 10-K, except as follows.

Investment in Joint Venture

Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Under this method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for its proportionate share of the net earnings or losses.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounts for the investment in the joint venture using the equity method the Company does not have voting control of Byrna LATAM.  Additionally, the Company does not have substantive participating rights that would result in the Company having control of Byrna LATAM.

The Company recorded its share of the joint venture’s loss of $0.2 million in the Consolidated Statements of Operations and Comprehensive Loss as other expense. The carrying value of the Company's investment in the joint venture at February 28, 2023 is $0.35 million and is recorded in investment in joint venture in the Consolidated Balance Sheets. In January 2023, the Company loaned $1.6 million to Byrna LATAM, which is recorded as loan to joint venture in the Consolidated Balance Sheets at February 28, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of February 28, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, filed with the SEC on February 9, 2023.  As of the date of this Report, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

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

On April 28, 2022, our Board of Directors approved a plan to buy back up to an additional $5.0 million worth of shares of our common stock.  We completed the full $5.0 million repurchase of shares during May 2022.   See Note 13 of our notes to condensed consolidated financial statements for information regarding our Stock Buyback Program.

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

Byrna Technologies Inc.

Date: April 14, 2023		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 14, 2023		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)