Form 10-Q
period 2023-05-31
Byrna Technologies Inc.
filed 2023-07-11
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of July 5, 2023, the Company had 24,143,014 issued and 21,977,027 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	May 31,	November 30,
	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,360	$20,068
Accounts receivable, net	4,193	5,915
Inventory, net	17,466	15,462
Prepaid expenses and other current assets	1,215	1,200
Total current assets	38,234	42,645
LONG TERM ASSETS
Intangible assets, net	3,727	3,872
Deposits for equipment	1,850	2,269
Right-of-use asset, net	2,091	2,424
Property and equipment, net	3,336	3,309
Goodwill	2,258	2,258
Investment in joint venture	183	—
Loan to joint venture	1,556	—
Other assets	188	272
TOTAL ASSETS	$53,423	$57,049

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,153	$7,708
Operating lease liabilities, current	731	757
Deferred revenue, current	424	458
Total current liabilities	7,308	8,923
LONG TERM LIABILITIES
Deferred revenue, non-current	199	340
Operating lease liabilities, non-current	1,467	1,792
Total liabilities	8,974	11,055

COMMITMENTS AND CONTINGENCIES (NOTE 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,032,248 shares issued and 21,866,261 shares outstanding as of May 31, 2023 and, 24,018,612 shares issued and 21,852,625 outstanding as of November 30, 2022	23	23
Additional paid-in capital	128,425	125,474
Treasury stock (2,165,987 shares purchased as of May 31, 2023 and November 30, 2022)	(17,500)	(17,500)
Accumulated deficit	(64,653)	(61,383)
Accumulated other comprehensive loss	(1,846)	(620)

Total Stockholders’ Equity	44,449	45,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,423	$57,049

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Net revenue	$11,508	$11,619	$19,919	$19,596
Cost of goods sold	5,309	5,495	8,475	8,858
Gross profit	6,199	6,124	11,444	10,738
Operating expenses	7,015	8,739	14,255	16,762
LOSS FROM OPERATIONS	(816)	(2,615)	(2,811)	(6,024)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(46)	(274)	(184)	(96)
Interest income	143	13	286	14
Loss from joint venture	(171)	—	(338)	—
Other expenses	(209)	(69)	(263)	(180)
LOSS BEFORE INCOME TAXES	(1,099)	(2,945)	(3,310)	(6,286)
Income tax (provision) benefit	(17)	(51)	41	69
NET LOSS	(1,116)	(2,996)	(3,269)	(6,217)

Foreign currency translation adjustment for the period	(641)	9	(1,226)	14
COMPREHENSIVE LOSS	$(1,757)	$(2,987)	$(4,495)	$(6,203)

Net loss per share – basic and diluted	$(0.05)	$(0.13)	$(0.15)	$(0.27)
Weighted-average number of common shares outstanding - basic and diluted	21,866,260	23,097,150	21,863,263	23,443,766

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,269)	$(6,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,951	1,373
Incentive compensation	—	1,415
Depreciation and amortization	582	381
Operating lease costs	332	4
Loss from joint venture	338	—
Impairment loss	176	166
Changes in assets and liabilities:
Accounts receivable	1,258	(803)
Deferred revenue	(175)	(373)
Inventory	(2,677)	(6,857)
Prepaid expenses and other current assets	(77)	(346)
Other assets	(80)	(228)
Accounts payable and accrued liabilities	(1,369)	(806)
Operating lease liabilities	(352)	108
NET CASH USED IN OPERATING ACTIVITIES	(2,362)	(12,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(148)	(1,963)
Equity method investment in joint venture	(520)	(12)
Cash paid for asset acquisition, net of cash acquired		(1,933)
Loan to joint venture	(1,556)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,224)	(3,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	458
Repurchase of common stock	—	(15,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	—	(14,542)
Effects of foreign currency exchange rate changes	(122)	80
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(4,708)	(30,553)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,068	56,400
CASH AND CASH EQUIVALENTS END OF PERIOD	$15,360	$25,847

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended May 31, 2023 and 2022

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, February 28, 2023	24,032,248	$23	$126,938	(2,165,987)	$(17,500)	$(63,537)	$(1,205)	$44,719
Stock-based compensation	—	—	1,487	—	—	—	—	1,487
Net loss	—	—	—	—	—	(1,116)	—	(1,116)
Foreign currency translation	—	—	—	—	—	—	(641)	(641)
Balance, May 31, 2023	24,032,248	$23	$128,425	(2,165,987)	$(17,500)	$(64,653)	$(1,846)	$44,449

Balance, February 28, 2022	23,960,588	$23	$120,767	(296,168)	$(2,654)	$(56,719)	$(10)	$61,407
Issuance of common stock pursuant to exercise of stock options	47,631	—	90	—	—	—	—	90
Stock-based compensation	—	—	560	—	—	—	—	560
Repurchase of common shares under Stock Buyback Plan	—	—	—	(1,483,790)	(12,346)	—	—	(12,346)
Reclassification of stock-based compensation plan modification	—	—	(1,043)	—	—	—	—	(1,043)
Net loss	—	—	—	—	—	(2,996)	—	(2,996)
Foreign currency translation	—	—	—	—	—	—	9	9
Balance, May 31, 2022	24,008,219	$23	$120,375	(1,779,958)	$(15,000)	$(59,715)	$(1)	$45,681

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Stock-based compensation	—	—	2,951	—	—	—	—	2,951
Issuance of common stock pursuant to vesting of restricted stock units	13,636	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,269)	—	(3,269)
Foreign currency translation	—	—	—	—	—	—	(1,226)	(1,226)
Balance, May 31, 2023	24,032,248	$23	$128,425	(2,165,987)	$(17,500)	$(64,653)	$(1,846)	$44,449

Balance, November 30, 2021	23,754,096	$23	$119,589	—	$—	$(53,498)	$(15)	$66,098
Issuance of common stock pursuant to exercise of stock options	250,250	—	457	—	—	—	—	457
Issuance of common stock pursuant to settlement of restricted stock units	3,873	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,373	—	—	—	—	1,373
Reclassification of stock-based compensation plan modification	—	—	(1,044)	—	—	—	—	(1,044)
Repurchase of common shares under Stock Buyback Plan	—	—	—	(1,779,958)	(15,000)	—	—	(15,000)
Net loss	—	—	—	—	—	(6,217)	—	(6,217)
Foreign currency translation	—	—	—	—	—	—	14	14
Balance, May 31, 2022	24,008,219	$23	$120,375	(1,779,958)	$(15,000)	$(59,715)	$(1)	$45,681

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended May 31, 2023 and 2022

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

From inception to May 31, 2023, the Company had incurred an accumulated deficit of  $64.7 million.  The Company has funded operations through the issuance of common stock.  The Company generated $19.9 million in revenue and net loss of $3.3 million for the six months ended May 31, 2023.  The Company is expected to incur significant losses before the Company's revenues sustain its operations. The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These condensed consolidated financial statements for the three and six months ended May 31, 2023 and 2022 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a  fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and six months ended May 31, 2023 and 2022, and its cash flows for the six months ended May 31, 2023 and 2022 are not necessarily indicative of results to be expected for the full year.

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

Accounting Guidance Issued But Not Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in the first quarter of 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the condensed consolidated financial statements.

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

Investments in equity method investees are those for which the Company has the ability to exercise significant influence or exercise joint control with other investors but does not control and is not the primary beneficiary. Under this method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for its proportionate share of the net earnings or losses.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  The Company recorded its share of the joint venture’s loss during the three and six months ended May 31, 2023 of $0.2 million and $0.3 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as other expense. The carrying value of the Company's investment in the joint venture at May 31, 2023 is $0.2 million and is recorded as investment in joint venture in the Consolidated Balance Sheet.

In January 2023, the Company loaned $1.6 million to Byrna LATAM.  The loan bears interest at a rate equal to LIBOR plus 3.0%.  The interest rate on the loan was 7.8% as of  May 31, 2023.  The loan amount must be repaid within five years from the date of the loan, or January 10, 2028.  Interest income related to the loan receivable is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The loan receivable is recorded as loan to joint venture in the Consolidated Balance Sheet.

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

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and six months ended May 31, 2023 and 2022 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and six months ended May 31, 2023 and 2022 were immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Accounts receivable, net of allowances, was $4.2 million, $4.2 million, $5.9 million, $1.1 million, and $1.7 million as of  May 31, 2023, February 28, 2023,   November 30, 2022, February 28, 2022, and November 30, 2021, respectively.

An allowance for doubtful accounts receivable is maintained for potential credit losses based upon management's assessment of the expected collectability of all accounts receivables. The allowance for doubtful accounts was approximately $0.01 million as of  May 31, 2023, February 28, 2023,   November 30, 2022, February 28,2022, and  November 30, 2021.

Deferred Revenue

Deferred revenue, which primarily relate to amounts to be recognized under extended 3-year service warranty as of  May 31, 2023 totaled $0.6 million, $1.3 million as of February 28, 2023, $0.8 million for the year ended November 30, 2022, $0.8 million as of February 28, 2022, and $1.1 million for the year ended  November 30, 2021.  The Company recognized revenue totaling $0.08 million and $0.1 million, respectively, during the three and six months ended May 31, 2023 and $0.02 million and $0.03 million, respectively, during three and six months ended May 31, 2022.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Distribution channel	2023	2022	2023	2022
Wholesale (dealer/distributors)	$4,669	$4,679	$6,968	$6,434
E-commerce	6,839	6,940	12,951	13,162
Total	$11,508	$11,619	$19,919	$19,596

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	May 31,	November 30,
	2023	2022
Computer equipment and software	$816	$328
Furniture and fixtures	268	392
Leasehold improvements	922	910
Machinery and equipment	2,478	2,531
	4,484	4,161
Less: accumulated depreciation and amortization	1,148	852
Total	$3,336	$3,309

The Company recognized approximately $0.4 million and $0.3 million in depreciation and amortization expense during the six months ended May 31, 2023 and 2022, respectively.  The Company recognized approximately $0.2 million and $0.1 million in depreciation and amortization expense during the three months ended May 31, 2023 and 2022, respectively.  Depreciation and amortization expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Management identified certain property and equipment items that are no longer being used in production.  As a result, the Company performed its quarterly fixed asset impairment review during Q2 2023 and recorded an impairment loss for certain machinery and equipment assets that are no longer in use totaling $0.2 million in the other expenses line in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

At May 31, 2023 and November 30, 2022, the Company had deposits of $1.9 million and $2.3 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

10.	INVENTORY

The following table summarizes inventory (in thousands):

	May 31,	November 30,
	2023	2022
Raw materials	$8,052	$7,228
Work in process	1,187	701
Finished goods	8,227	7,533
Total	$17,466	$15,462

11.	INTANGIBLE ASSETS

The components of intangible assets were as follows:

		Balance at May 31, 2023			Balance at November 30, 2022
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,931	$(596)	$3,335	$3,931	$(468)	$3,463
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(38)	32	70	(21)	49
Total		$4,361	$(634)	$3,727	$4,361	$(489)	$3,872

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  Total intangible assets amortization expense for the six months ended May 31, 2023 and 2022 were $0.1 million and $0.1 million, respectively.  Total intangible assets amortization expense for the three months ended May 31, 2023 and 2022 were $0.1 million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of May 31, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2023 (six months)	$145
2024	272
2025	254
2026	254
2027	254
Thereafter	2,188
Total	$3,367

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	May 31,	November 30,
	2023	2022
Trade payables	$3,456	$3,804
Accrued sales and use tax	834	896
Accrued people costs	970	1,912
Accrued professional fees	217	349
Other accrued liabilities	676	747
Total	$6,153	$7,708

13.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank ("Revolving Note"). The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 8.25% as of   May 31, 2023. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank ("Nonrevolving Equipment Line"). The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 7.75% as of   May 31, 2023. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  May 31, 2023, there was no outstanding balance on the Revolving Note and the Company had not drawn on the Nonrevolving Equipment Line.  Debt issuance costs related to the line of credit were approximately $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets.  Amortization of $0.01 million for the six months ended May 31, 2023 and 2022 and less than $0.01 million for the three months ended May 31, 2023 and 2022 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

2020 Plan

On October 23, 2020, the Company's Board of Directors approved and on November 19, 2020 the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan was 2,500,000. On April 26, 2022, the Company’s Board of Directors approved and on June 17, 2022 the Company's stockholders approved the increase of the number of shares of common stock available for issuance under the 2020 Plan by 1,300,000 shares to a total of 3,800,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis.  Total stock-based compensation expense was $3.0 million and $1.4 million for the six months ended May 31, 2023 and 2022, respectively.  Total stock-based compensation expense was $1.5 million and $0.8 million for the three months ended May 31, 2023 and 2022. respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

During the six months ended May 31, 2023 and 2022, the Company granted 9,805 and 626 RSUs, respectively.  Stock-based compensation expense for the RSUs for the six months ended May 31, 2023 and 2022, was $2.0 million and $1.3 million, respectively.

As of   May 31, 2023, there was $2.2 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.3 years.

The following table summarizes the RSU activity during the six months ended May 31, 2023:

RSUs
Unvested and outstanding as of November 30, 2022	1,314,909
Issued	(13,636)
Granted	9,805
Forfeited	(56,812)
Unvested and outstanding at May 31, 2023	1,254,266

Stock Options

During the six months ended May 31, 2023 and 2022, the Company granted options to employees and directors to purchase 249,999 and 0 shares of common stock, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.9 million and $0.1 million during the six months ended May 31, 2023 and 2022, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.5 million and $0.05 million during the three months ended May 31, 2023 and 2022 respectively.

As of May 31, 2023, there was $3.8 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.0 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model.  The expected volatility is based upon historical volatility of the Company's stock.  The expected term for the options is based upon observation of actual time elapsed between employees.  The assumption that the Company used to determine the grant-date fair value of stock options granted for the six months ended May 31, 2023 were as follows:

Risk free rate	3.63% - 3.79%
Expected dividends	$0.0
Expected volatility	76.1% - 77.0%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	$6.35 - 6.37

The following table summarizes option activity under the 2020 Plan during the six months ended May 31, 2023:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2022	1,297,750	$6.75
Granted	249,999	8.96
Forfeited	(33,333)	8.96
Outstanding, May 31, 2023	1,514,416	$7.06
Exercisable, May 31, 2023	567,387	$4.85

16.	EARNINGS PER SHARE

For the three and six months ended May 31, 2023 and 2022, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and six months ended May 31, 2023 and 2022.

The following table sets forth the allocation of net loss for the six months ended May 31, 2023 and 2022, respectively:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Net loss available to common shareholders	$(1,116)	$(2,996)	$(3,269)	$(6,217)

Weighted-average number of shares used in computing net loss per share, basic and diluted	21,866,260	23,097,150	21,863,263	23,443,766
Net loss per share - basic	$(0.05)	$(0.13)	$(0.15)	$(0.27)

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Options	1,514,416	373,831	1,514,416	617,712
RSUs	1,254,266	1,565,247	1,254,266	1,747,993
Total	2,768,682	1,939,078	2,768,682	2,440,705

17.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company pays royalties to the Company's Chief Technology Officer ("CTO") for sales on fintail projectiles.  The Company expensed $0.01 million and $0 for royalties due to the Company's CTO during the six months ended May 31, 2023 and 2022, respectively. Balances payable to the CTO for royalties were $0.01 million and $0 as of   May 31, 2023 and  November 30, 2022 respectively.

During 2022, the Company and the CTO agreed to waive all future rights and entitlements under a certain purchase and sale agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles in December 2021 in exchange for 200,000 RSUs.  Refer to Note 20, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.06 million and $0.06 million for the six months ended May 31, 2023 and 2022, respectively. Sublease payments received were $0.03 million and $0.03 million for the three months ended May 31, 2023 and 2022, respectively.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. The Company’s sales to Bersa S.A. were less than $0.05 million and $0.1 million for the three and six months ended May 31, 2023, respectively. The Company had accounts receivable from Bersa S.A. of $2.7 million and $4.0 million as of  May 31, 2023 and  November 30, 2022 respectively.

18.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company entered into a real estate lease for office space in Andover, Massachusetts.  In August 2021, the lease was amended to include additional space and extend the term of the existing space by one year. The new lease expiration date is February 29, 2028.  The base rent is approximately $0.02 million per month.

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

As of May 31, 2023 and 2022, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2023	May 31, 2023
Lease Cost:
Operating lease cost	$161	$321
Short-term lease cost	4	8
Total lease cost	$165	$329

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$165	$327
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

Operating Leases:
Weighted-average remaining lease term (in years)		4.0
Weighted-average discount rate		9.6%

Future lease payments under non-cancelable operating leases as of May 31, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2023 (six months)	$331
2024	688
2025	585
2026	547
2027	414
Thereafter	65
Total lease payments	2,630
Less: imputed interest	432
Total lease liabilities	$2,198

19.	INCOME TAXES

For the three months ended May 31, 2023 and 2022, the Company recorded an income tax expense of $0.02 million and $0.05 million, respectively. For the three months ended May 31, 2023 and 2022, the effective tax rate was -1.6% and -1.6%, respectively.  For the six months ended May 31, 2023 and 2022, the Company recorded an income tax benefit of $0.04 million and $0.07 million, respectively.  For the six months ended May 31, 2023 and 2022, the effective tax rate was 1.3% and 1.1%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's and renegotiation of the employment contract of the increase in the number of shares of common stock available for issuance under the 2020 Plan.  The RSU’s will vest on January 7, 2024.  The Company recognized stock compensation expense of $0.4 million and $0 associated with the RSUs during the six months ended May 31, 2023 and 2022, respectively.  The Company recognized stock compensation expense of $0.2 million and $0 associated with the RSUs during the three months ended May 31, 2023 and 2022, respectively. The Company expensed $0.01 million and $0 for royalties due to the Company's CTO during the three and six months ended May 31, 2023 and 2022 respectively.

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

The tables below summarize the Company’s revenue for the three and six months ended May 31, 2023 and 2022, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2023	$10,004	$178	$1,082	$244	$11,508
May 31, 2022	8,911	1,262	1,423	23	11,619

Six Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2023	$17,996	$211	$1,207	$505	$19,919
May 31, 2022	16,793	1,357	1,423	23	19,596

22.	FINANCIAL INSTRUMENTS

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

During the three and six months ended May 31, 2023, in comparison to the prior year period, the U.S. dollar was weaker in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $1.2 million and a benefit of $0.07 million related to the South African rand during the six months ended May 31, 2023 and 2022, respectively.  As a result, the Company recorded a translation adjustment loss of $0.6 million and a benefit of $0.01 million related to the South African rand during the three months ended May 31, 2023 and 2022, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2023 (the “2022 10-K”), the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, restrictions or prohibitions imposed by advertising platforms, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South America and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

RESULTS OF OPERATIONS

Results for the second quarter of 2023 demonstrate a consistent demand for our Byrna SD personal security device and growth of the production capacity and administrative and control structures necessary to supply that demand.  Revenue decreased slightly to $11.5 million from $11.6 million in the second quarter of last year.

Three months ended May 31, 2023 as compared to three months ended May 31, 2022:

Net Revenue

Revenues were $11.5 million in the second quarter of 2023 which represents a slight decrease of $0.1 million as compared to the prior year period revenues of $11.6 million.  E-commerce sales, through our website and Amazon, decreased $0.1 million to $6.8 million during the second quarter of  2023 from $6.9 million during the second quarter of  2022.  Sales to domestic dealers/distributors increased $0.9 million, or 45.0% to $2.9 million during the second quarter 2023 from $2.0 million during the second quarter of 2022.  Sales to customers in Canada increased to $0.2 million during the second quarter of  2023 from $0.02 million during the  second quarter of 2022. In addition, Fox Labs, which we acquired on May 25, 2022, added $0.3 million in pepper sprays sales to the second quarter of 2023.  These increases were offset by a decrease of $1.5 million in international sales from $2.7 million during the second quarter of  2022 to $1.2 million during the second quarter of  2023.

Cost of Goods Sold

Cost of goods sold was $5.3 million in the second quarter of 2023 compared to $5.5 million in the prior year period. This $0.2 million decrease is primarily due to a decrease in sales.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $6.2 million in the second quarter of  2023, or 53.9% of net revenue, as compared to gross profit of approximately $6.1 million, or 52.7% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales is primarily due to a decrease in the proportion of sales to lower margin international channels.

Operating Expenses

Operating expenses were $7.0 million in the second quarter of 2023, a decrease of  $1.7 million, as compared to the prior year period expenses of $8.7 million.  The decrease is due to managed cost reduction as detailed below.

Payroll related costs, excluding stock compensation, decreased $0.6 million from $3.0 million in the second quarter of 2022 to $2.4 million in the second quarter of 2023 while stock based and related incentive compensation costs were flat at approximately $1.5 million during the second quarters of both 2023 and 2022.  Marketing expenses decreased by $0.6 million from $1.2 million in the second quarter of 2022 to $0.6 million in the second quarter of 2023.  Professional fees decreased $0.2 million to $0.2 million during the second quarter of 2023 from $0.4 million during the second quarter of 2022. Insurance costs decreased $0.1 million to $0.2 million during the second quarter of 2023 from $0.3 million during the second quarter of 2022 due to negotiation of improved contract terms.

Loss from Operations

The reduction in operating expenses resulted in a reduction in loss from operations of $1.8 million to $0.8 million for the second quarter of 2023 compared to $2.6 million for the second quarter of 2022.

Other Income (Expense)

We recorded $0.05 million of foreign currency translation loss during the second quarter of 2023 compared to $0.3 million of foreign currency translation loss during the second quarter of 2022.  We recorded $0.1 million of interest income during the second quarter of 2023 compared to $0.01 million of interest in the second quarter of 2022.  We recorded a loss of $0.2 million from our South American joint venture investment that was formed during the first quarter of 2023.  Other expenses of $0.2 million during the second quarter of 2023 and $0.2 million during the second quarter of 2022 are primarily due to write-off of fixed assets identified during our quarterly impairment review.

Income Tax Provision

For the three months ended May 31, 2023 and 2022, we recorded an income tax expense of $0.02 million and $0.05 million, respectively. For the three months ended May 31, 2023 and 2022, the effective tax rate was -1.6% and -1.6%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Loss

Net loss was $1.1 million for the second quarter of 2023, an improvement of $1.9 million compared to the net loss of  $3.0 million for the second quarter of  2022.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, (v) impairment loss and (vi) one time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	May 31,
	2023	2022
Net loss	$(1,116)	$(2,996)

Adjustments:
Interest (income) expense	(143)	(13)
Income tax provision (benefit)	(17)	(51)
Depreciation and amortization	300	206
Non-GAAP EBITDA	(976)	(2,854)

Stock-based compensation expense	1,487	560
Non-cash incentive compensation expense	—	943
Impairment loss	176	69
Severance/Separation	52	373
Non-GAAP adjusted EBITDA	$739	$(909)

Six months ended May 31, 2023 as compared to six months ended May 31, 2022:

Net Revenue

Revenues were $19.9 million in the six months ended May 31, 2023 which represents an increase of $0.3 million or 1.6% as compared to the prior year period revenues of $19.6 million.  E-commerce sales, through our website and Amazon, decreased $0.1 million to $13.0 million during the first half of 2023 from $13.1 million during the first half of 2022.  Sales to domestic dealers/distributors increased $0.9 million from $3.6 million in the six months ended May 31, 2022 to $4.5 million in the six months ended May 31, 2023.  Sales to customers in Canada increased to $0.5 million during the six months ended May 31, 2023 from less than $0.03 million from the prior year.  In addition, Fox Labs, which was acquired on May 25, 2022, added $0.5 million in sales of pepper sprays during the six months ended May 31, 2023.  These increases were partially offset by a decrease of $1.4 million in international sales from $2.8 million during the first half of 2022 to $1.4 million during the first half of 2023.

Cost of Goods Sold

Cost of goods sold was $8.5 million in the six months ended May 31, 2023 compared to $8.9 million in the prior year period. This $0.4 million decrease is primarily due to cost reductions in freight and raw materials.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $11.4 million in the six months ended May 31, 2023, or 57.5% of net revenue, as compared to gross profit of approximately $10.7 million, or 54.8% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales is due to realization of significant cost reductions in switching from air freight to ocean freight and to lower cost suppliers for raw materials as well as a decrease in the proportion of sales to lower margin international channels.

Operating Expenses

Operating expenses were $14.3 million in the six months ended May 31, 2023, a decrease of $2.5 million, as compared to the prior year period expenses of $16.8 million.  The decrease is due to a managed cost reduction as detailed below.

Payroll related costs, excluding stock compensation, decreased $1.3 million from $6.2 million in the six months ended May 31, 2022 to $4.9 million in the six months ended May 31, 2023 while stock based and related incentive compensation costs were $2.8 million in the first half of 2022 to $3.0 million in the first half of 2023.  Marketing expenses decreased by $1.1 million from $2.6 million in the six months ended May 31, 2022 to $1.5 million in the six months ended May 31, 2023.  Insurance costs decreased $0.3 million to $0.4 million during the first half of 2023 from $0.7 million during the first half of 2022 due to negotiation of improved contract terms.

Loss from Operations

The improvement in gross margin and reduction in operating expenses resulted in a reduction in loss from operations of  $3.2 million to $2.8 million for the first half of 2023 compared to $6.0 million for the first half of 2022.

Other Income (Expense)

We recorded $0.2 million of foreign currency translation loss during the first half of 2023 compared to $0.1 million of foreign currency translation loss during the first half of 2022.  We recorded $0.3 million of interest income during the first half of 2023 compared to $0.1 of interest in the first half of 2022.  We recorded a loss of $0.3 million from our South American joint venture investment that was formed during the first quarter of 2023.  Other expenses of $0.3 million during the first half of 2023 and $0.2 million during the second quarter of 2022 are primarily related to fixed asset impairment and disposals.

Income Tax Provision

For the six months ended May 31, 2023 and 2022, we recorded an income tax benefit of $0.04 million and $0.07 million, respectively. For the six months ended May 31, 2023 and 2022, the effective tax rate was 1.3% and 1.1%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Loss

Net loss was $3.3 million for the first half of 2023, an improvement of  $3.0 million compared to the net loss of $6.2 million for the first half of 2022.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, (v) impairment loss, and (vi) one time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Six Months Ended
	May 31,
	2023	2022
Net loss	$(3,269)	$(6,217)

Adjustments:
Interest expense (income)	(286)	(14)
Income tax provision (benefit)	41	69
Depreciation and amortization	582	381
Non-GAAP EBITDA	(2,932)	(5,781)

Stock-based compensation expense	2,951	1,373
Non-cash incentive compensation expense	—	1,415
Impairment loss	176	180
Severance/Separation	52	419
Non-GAAP adjusted EBITDA	$247	$(2,394)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of May 31, 2023 totaled $15.4 million a decrease of $4.7  million from $20.0  million of cash and cash equivalents as of November 30, 2022.

Operating Activities

Cash used in operating activities was $2.4  million for the six months ended May 31, 2023 compared to cash used in operations of  $12.2  million during the prior year period. Net loss was $3.3 million and $6.2 million for the three and six months ended May 31, 2023 and 2022, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based and related incentive compensation expenses of $3.0  million for the six months ended May 31, 2023 compared to $2.8  million for the six months ended May 31, 2022; operating lease costs of $0.3 million for the six months ended May 31, 2023 compared to $0.01 million for the six months ended May 31, 2022, and $0.3 million of joint venture investment loss in the six months ended May 31, 2023 compared to zero during the six months ended May 31, 2022.

Inventory increased during the six months ended May 31, 2023 by $2.7  million, compared to $6.9  million for the six months ended May 31, 2022.  Accounts receivable decreased by $1.3   million during the six months ended May 31, 2023 as compared to an increase of $0.8  million for the six months ended May 31, 2022.  Accounts payable and accrued liabilities decreased during the six months ended May 31, 2023 by $1.4  million, compared to $0.8  million six months ended May 31, 2022. Prepaid expenses and other current assets increased by $0.1   million compared during the first half of 2023 compared to an increase of $0.4  million during the first half of the prior year.

Investing Activities

Cash used in investing activities was $2.2 million for the six months ended May 31, 2023 compared to $3.9 million for the six months ended May 31, 2022. The current year investing activities primarily relates to the investment in the joint venture and the corresponding loan.  The prior year investing activities relate to the purchase of property and equipment and the Fox Labs acquisition.

Financing Activities

Cash used in financing activities was zero during the six months ended May 31, 2023, compared to cash provided by $14.5   million for the six months ended May 31, 2022. The prior year amount was primarily composed of stock repurchased of $15.0 million offset by stock option exercises of $0.5 million during the six months ended May 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5, “Recent Accounting Guidance,” in the Notes to condensed consolidated financial statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2022 Form 10-K. During the three and six months ended May 31, 2023, there were no significant changes to our critical accounting policies from those described in our 2022 Form 10-K, except as follows.

Investment in Joint Venture

Investments in equity method investees are those for which we have the ability to exercise significant influence but does not control and is not the primary beneficiary. Under this method of accounting, our investment is recorded initially at cost and subsequently adjusted for our proportionate share of the net earnings or losses.  We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

In January 2023, we acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand our operations and presence in South American markets, for $0.5 million. We account for the investment in the joint venture using the equity method because the Company does not have voting control of Byrna LATAM.  Additionally, we do not have substantive participating rights that would result in us having control of Byrna LATAM.

We recorded our share of the joint venture’s loss during the three and six months ended May 31, 2023 of $0.2 million and $0.3 million in the Consolidated Statements of Operations and Comprehensive Loss as other expense. The carrying value of our investment in the joint venture at May 31, 2023 is $0.2 million and is recorded in investment in joint venture in the Consolidated Balance Sheets. In January 2023, we loaned $1.6 million to Byrna LATAM, which is recorded as loan to joint venture in the Consolidated Balance Sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of May 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the second quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, filed with the SEC on February 9, 2023.  Except for the risk factor set forth, as of the date of this Report, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Restrictions imposed by advertising and social media platforms that we use may result in decreased sales and market presence.

Our direct-to-consumer sales rely to a significant degree on advertising that we place on advertising platforms, including social media platforms.  Recently, Meta has prohibited advertising of any Byrna product and Google has imposed significant restrictions on our ability to advertise on its platform.  Any prohibitions or restrictions on advertising imposed by these or other platforms, or any changes in the algorithms used by such platforms, may result in reduced direct-to-consumer sales, reduced traffic to our website and a decreased market presence, which could have a material adverse effect on our business, operating results, and financial condition.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: July 11, 2023		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 11, 2023		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)