Form 10-Q
period 2023-08-31
Byrna Technologies Inc.
filed 2023-10-12
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

As of October 10, 2023, the Company had 24,143,014 issued and 21,977,027 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	August 31,	November 30,
	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,654	$20,068
Accounts receivable, net	3,642	5,915
Inventory, net	16,687	15,462
Prepaid expenses and other current assets	963	1,200
Total current assets	34,946	42,645
LONG TERM ASSETS
Intangible assets, net	3,655	3,872
Deposits for equipment	1,520	2,269
Right-of-use asset, net	1,919	2,424
Property and equipment, net	3,638	3,309
Goodwill	2,258	2,258
Loan to joint venture	1,451	—
Other assets	204	272
TOTAL ASSETS	$49,591	$57,049

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,558	$7,708
Operating lease liabilities, current	653	757
Deferred revenue, current	651	458
Total current liabilities	5,862	8,923
LONG TERM LIABILITIES
Deferred revenue, non-current	139	340
Operating lease liabilities, non-current	1,367	1,792
Total liabilities	7,368	11,055

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,143,014 shares issued and 21,977,027 shares outstanding as of August 31, 2023 and, 24,018,612 shares issued and 21,852,625 outstanding as of November 30, 2022	24	23
Additional paid-in capital	129,707	125,474
Treasury stock (2,165,987 shares purchased as of August 31, 2023 and November 30, 2022)	(17,500)	(17,500)
Accumulated deficit	(68,747)	(61,383)
Accumulated other comprehensive loss	(1,261)	(620)

Total Stockholders’ Equity	42,223	45,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,591	$57,049

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Net revenue	$7,085	$12,422	$27,004	$32,018
Cost of goods sold	3,927	5,545	12,402	14,403
Gross profit	3,158	6,877	14,602	17,615
Operating expenses	7,267	8,283	21,522	25,045
LOSS FROM OPERATIONS	(4,109)	(1,406)	(6,920)	(7,430)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	(54)	28	(238)	(67)
Interest income (expense)	239	(3)	525	10
Loss from joint venture	(287)	—	(625)	—
Other expenses	(7)	(3)	(270)	(183)
LOSS BEFORE INCOME TAXES	(4,218)	(1,384)	(7,528)	(7,670)
Income tax (provision) benefit	124	(150)	165	(82)
NET LOSS	(4,094)	(1,534)	(7,363)	(7,752)

Foreign currency translation adjustment for the period	585	(639)	(641)	(624)
COMPREHENSIVE LOSS	$(3,509)	$(2,173)	$(8,004)	$(8,376)

Net loss per share – basic and diluted	$(0.19)	$(0.07)	$(0.34)	$(0.34)
Weighted-average number of common shares outstanding - basic and diluted	21,960,163	21,751,879	21,895,815	22,704,565

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,363)	$(7,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,689	4,061
Depreciation and amortization	921	638
Provision for inventory	648	—
Operating lease costs	505	360
Loss from joint venture	625	—
Impairment loss	176	—
Changes in assets and liabilities:
Accounts receivable	1,968	(1,003)
Deferred revenue	(8)	167
Inventory	(2,317)	(8,917)
Prepaid expenses and other current assets	182	(85)
Other assets	(97)	142
Accounts payable and accrued liabilities	(3,027)	(151)
Operating lease liabilities	(530)	(244)
NET CASH USED IN OPERATING ACTIVITIES	(3,628)	(12,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(342)	(2,232)
Equity method investment in joint venture	(520)	—
Purchase of patent rights	—	(44)
Cash paid for asset acquisition, net of cash acquired	—	(1,933)
Loan to joint venture	(1,556)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,418)	(4,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	457
Repurchase of common stock	—	(15,000)
Payment of taxes withheld on issuance of restricted stock units	(456)	—
NET CASH USED IN FINANCING ACTIVITIES	(456)	(14,543)
Effects of foreign currency exchange rate changes	88	(407)
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(6,414)	(31,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,068	56,400
CASH AND CASH EQUIVALENTS END OF PERIOD	$13,654	$24,457

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended August 31, 2023 and 2022

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, May 31, 2023	24,032,248	$23	$128,425	(2,165,987)	$(17,500)	$(64,653)	$(1,846)	$44,449
Stock-based compensation	—	—	1,738	—	—	—	—	1,738
Issuance of common stock pursuant to vesting of restricted stock units	110,766	1	(456)	—	—	—	—	(455)
Net loss	—	—	—	—	—	(4,094)	—	(4,094)
Foreign currency translation	—	—	—	—	—	—	585	585
Balance, August 31, 2023	24,143,014	$24	$129,707	(2,165,987)	$(17,500)	$(68,747)	$(1,261)	$42,223

Balance, May 31, 2022	24,008,219	$23	$120,375	(1,779,958)	$(15,000)	$(59,716)	$(1)	$45,681
Issuance of common stock pursuant to vesting of restricted stock units	8,393	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Settlement of obligation to grant stock options	—	—	1,043	—	—	—	—	1,043
Net loss	—	—	—	—	—	(1,534)	—	(1,534)
Foreign currency translation	—	—	—	—	—	—	(639)	(639)
Balance, August 31, 2022	24,016,612	$23	$124,107	(1,779,958)	$(15,000)	$(61,250)	$(640)	$47,240

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Stock-based compensation	—	—	4,689	—	—	—	—	4,689
Issuance of common stock pursuant to vesting of restricted stock units	124,402	1	(456)	—	—	—	—	(457)
Net loss	—	—	—	—	—	(7,363)	—	(7,363)
Foreign currency translation	—	—	—	—	—	—	(641)	(641)
Balance, August 31, 2023	24,143,014	$24	$129,707	(2,165,987)	$(17,500)	$(68,747)	$(1,261)	$42,223

Balance, November 30, 2021	23,754,096	$23	$119,589	—	$—	$(53,498)	$(16)	$66,098
Issuance of common stock pursuant to exercise of stock options	250,250	—	457	—	—	—	—	457
Issuance of common stock pursuant to settlement of restricted stock units	12,266	—	—	—	—	—	—	—
Settlement of obligation to grant stock options			1,043					1,043
Reclassification of stock-based compensation plan modification	—	—	(1,043)	—	—	—	—	(1,043)
Stock-based compensation	—	—	4,061	—	—	—	—	4,061
Repurchase of common shares under Stock Buyback Plan	—	—	—	(1,779,958)	(15,000)	—	—	(15,000)
Net loss	—	—	—	—	—	(7,752)	—	(7,752)
Foreign currency translation	—	—	—	—	—	—	(624)	(624)
Balance, August 31, 2022	24,016,612	$23	$124,107	(1,779,958)	$(15,000)	$(61,250)	$(640)	$47,240

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended August 31, 2023 and 2022

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a non-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are non-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. The Company added pepper sprays to its non-lethal defense product line with an acquisition in May 2022.  See Note 7, "Acquisitions" for additional information.  These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 30,000 square foot facility in located in Fort Wayne, Indiana and a 20,000 square foot manufacturing facility located in Pretoria, South Africa.

On January 10, 2023, the Company created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Uldawer S.A. (soon to be renamed "Byrna LATAM"), and the remaining 49% of stock in Byrna LATAM is held by Fusady.  See Note 8, "Investment in Joint Venture" for additional information.

The Company was incorporated under the laws of the state of Delaware on March 1, 2005.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to August 31, 2023, the Company has incurred an accumulated deficit of $68.7 million.  The Company has funded operations through the issuance of common stock.  The Company generated $27.0 million in revenue and net loss of $7.4 million for the nine months ended August 31, 2023.  The Company is expected to continue to incur significant losses before the Company's revenues are sufficient to sustain its operations. The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These condensed consolidated financial statements as of  August 31, 2023 and for the three and nine months ended August 31, 2023 and 2022 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a  fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and nine months ended August 31, 2023 and 2022, and its cash flows for the nine months ended August 31, 2023 and 2022 are not necessarily indicative of results to be expected for the full year.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about stock-based compensation expense, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, useful life of long-lived assets, inventory reserves, and allowance for sales returns.

5.	RECENT ACCOUNTING GUIDANCE

Accounting Guidance Issued But Not Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company in its first quarter of 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this update on the condensed consolidated financial statements.  The Company does not expect the standard to have an impact on its consolidated financial statements. The Company expects the adoption of this update to simplify its annual goodwill impairment testing process, by eliminating the need to estimate the implied fair value of a reporting unit’s goodwill, if its respective carrying value exceeds fair value.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables, including the loan receivable from Byrna LATAM. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company beginning in December 2023 since it is a smaller reporting company. Early adoption is permitted. The Company believes the adoption of ASU 2016-13 will not have a material impact on the condensed consolidated financial statements.

6.	Goodwill

Goodwill resulting from a business combination is not amortized but is reviewed for impairment annually or more frequently when events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has the option to perform a qualitative assessment over goodwill when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or to bypass the qualitative assessment in any period and proceed directly to performing the quantitative goodwill impairment test. If the Company concludes, based on the qualitative assessment, that the carrying value of a reporting unit would more likely than not exceed its fair value, a quantitative assessment is performed which is based upon a comparison of the reporting unit’s fair value to its carrying value. The fair values used in this evaluation are estimated by the Company based upon future discounted cash flow projections for the reporting unit. An impairment charge is recognized for any amount by which the carrying amount of goodwill exceeds its fair value.

The Company performs its annual review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole. At  August 31, 2023, the Company determined that there was no impairment of goodwill.

7.	ACQUISITIONS

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

The estimated fair values of assets acquired and liabilities assumed on May 25, 2022 are as follows (in thousands):

Cash	$300
Accounts receivable	38
Inventory	36
Trademarks	360
Customer list intangible	70
Accounts payable	(59)
Deferred revenue	(14)
Goodwill	1,442
Total acquired assets	$2,173

8.	INVESTMENT IN JOINT VENTURE

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

Investments in equity method investees are those for which the Company has the ability to exercise significant influence or exercise joint control with other investors but does not control and is not the primary beneficiary. Under this method of accounting, the Company’s investment is recorded initially at cost and subsequently adjusted for its proportionate share of the net earnings or losses.  The Company's share of net income or net loss in Byrna LATAM can have a significant impact on the reported equity method investment activity and the carrying value on the investment.  In the event that net losses of Byrna LATAM reduce the equity method investment carrying amount to zero, additional net losses may be recorded if other investments, which are not accounted for under the equity method, are at-risk even if the Company has not committed to provide financial support to Byrna LATAM.  The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.  The Company recorded its share of the joint venture’s loss during the three and nine months ended August 31, 2023 of $0.3 million and $0.6 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as other expense. The carrying value of the Company's investment in the joint venture at August 31, 2023 is $0.0 million and is recorded as investment in joint venture in the Consolidated Balance Sheet.

In January 2023, the Company loaned $1.6 million to Byrna LATAM.  The loan bears interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%.  The interest rate on the loan was 8.3% as of  August 31, 2023.  The loan amount must be repaid within five years from the date of the loan, or January 10, 2028.  Interest income related to the loan receivable totaled $0.04 million and $0.08 million for the three and nine months ended August 31, 2023, respectively, is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The loan receivable is recorded as loan to joint venture in the Consolidated Balance Sheet. During the three and nine months ended August 31, 2023, the cumulative net losses of Byrna LATAM exceeded the equity method investment by $0.1 million.  The carrying basis of the loan receivable was reduced by the $0.1 million excess loss from $1.6 million to $1.5 million.

9.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, and sales to large end-users such as retail stores, security companies and law enforcement agencies, and through e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and is classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also has a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and nine months ended August 31, 2023 and 2022 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and nine months ended August 31, 2023 and 2022 were immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Accounts receivable, net of allowances, was $3.6  million, $4.2 million, $5.9  million, $2.5 million, and $1.7 million as of  August 31, 2023, May 31, 2023,  November 30, 2022, May 31, 2022, and November 30, 2021, respectively.

An allowance for doubtful accounts receivable is maintained for potential credit losses based upon management's assessment of the expected collectability of all accounts receivables. The allowance for doubtful accounts was approximately $0.05 million, $0.01 million, $0.01 million, $0.01 million, and $0.01 million as of  August 31, 2023, May 31, 2023, November 30, 2022, May 31, 2022, and November 30, 2021, respectively.

Deferred Revenue

The balance of deferred revenue, which primarily relates to amounts to be recognized under extended 3-year service warranty as of  August 31, 2023 and 2022 totaled $0.8 million and $1.3 million, respectively.  The balance was $0.6 million and $0.4 million as of May 31, 2023 and 2022, respectively.  The balance was $1.3 million and $1.1 million as of the years ended November 30, 2022 and  November 30, 2021, respectively.  The Company recognized revenue included in the beginning balance of deferred revenue totaling $0.4 million and $0.5 million during the three and nine months ended August 31, 2023, respectively, and $0.02 million and $0.03 million during three and nine months ended August 31, 2022, respectively.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Distribution channel	2023	2022	2023	2022
Wholesale (dealer/distributors)	$2,327	$4,312	$9,295	$10,746
E-commerce	4,758	8,110	17,709	21,272
Total	$7,085	$12,422	$27,004	$32,018

10.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	August 31,	November 30,
	2023	2022
Computer equipment and software	$818	$328
Furniture and fixtures	268	392
Leasehold improvements	990	910
Machinery and equipment	2,980	2,531
	5,056	4,161
Less: accumulated depreciation	1,418	852
Total	$3,638	$3,309

The Company recognized approximately $0.7 million and $0.4 million in depreciation expense during the nine months ended August 31, 2023 and 2022, respectively.  The Company recognized approximately $0.3 million and $0.2 million in depreciation expense during the three months ended August 31, 2023 and 2022, respectively.  Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Management identified certain property and equipment items that are no longer being used in production.  The Company recorded an impairment loss during the nine months ended August 31, 2023 and 2022 for certain machinery and equipment assets that are no longer in use totaling $0.2 million in the other expenses line in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss.

At August 31, 2023 and November 30, 2022, the Company had deposits of $1.5 million and $2.3 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

11.	INVENTORY

The following table summarizes inventory (in thousands):

	August 31,	November 30,
	2023	2022
Raw materials	$6,405	$7,228
Work in process	1,129	701
Finished goods	9,153	7,533
Total	$16,687	$15,462

12.	INTANGIBLE ASSETS

The components of intangible assets were as follows:

		Balance at August 31, 2023			Balance at November 30, 2022
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,931	$(659)	$3,272	$3,931	$(468)	$3,463
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(47)	23	70	(21)	49
Total		$4,361	$(706)	$3,655	$4,361	$(489)	$3,872

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.  Total intangible assets amortization expense for the nine months ended August 31, 2023 and 2022 were $0.2 million and $0.2 million, respectively.  Total intangible assets amortization expense for the three months ended August 31, 2023 and 2022 were $0.1 million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of August 31, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2023 (three months)	$72
2024	270
2025	254
2026	254
2027	254
Thereafter	2,191
Total	$3,295

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	August 31,	November 30,
	2023	2022
Trade payables	$1,750	$3,804
Accrued sales and use tax	690	896
Accrued people costs	1,189	1,912
Accrued professional fees	289	349
Other accrued liabilities	640	747
Total	$4,558	$7,708

14.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank ("Revolving Note"). The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 8.75% as of  August 31, 2023. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank ("Nonrevolving Equipment Line"). The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 8.75% as of  August 31, 2023. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expires on January 19, 2024.

As of  August 31, 2023, there was no outstanding balance on the Revolving Note and the Company had not drawn on the Nonrevolving Equipment Line during the nine months ended August 31, 2023 and 2022.  Debt issuance costs related to the line of credit were less than $0.1 million presented as part of Other Assets in the Condensed Consolidated Balance Sheets.  Amortization of $0.02 million for the nine months ended August 31, 2023 and 2022 and less than $0.01 million for the three months ended August 31, 2023 and 2022 is included in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

16.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis.  Total stock-based compensation expense was $4.7 million and $4.1 million for the nine months ended August 31, 2023 and 2022, respectively.  Total stock-based compensation expense was $1.7 million and $2.7 million for the three months ended August 31, 2023 and 2022. respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

During the nine months ended August 31, 2023 and 2022, the Company granted 9,805 and 376,555 RSUs, respectively.  Stock-based compensation expense for the RSUs for the nine months ended August 31, 2023 and 2022 was $3.4 million and $2.4 million, respectively. The Company recorded stock-based compensation expense of $1.3 million and $1.7 million for the RSUs during the three months ended August 31, 2023 and 2022, respectively.

As of  August 31, 2023, there was $0.8 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.1 years.

The following table summarizes the RSU activity during the nine months ended August 31, 2023:

RSUs
Unvested and outstanding as of November 30, 2022	1,314,909
Issued	(213,636)
Granted	9,805
Forfeited	(611,576)
Unvested and outstanding at August 31, 2023	499,502

              Of the 213,686 restricted stock units issued, 89,234 units were returned to the Company in exchange for the Company paying for the payroll withholding taxes.  For the nine months ended August 31, 2023, restricted stock units of 124,402, net, were issued.

Stock Options

During the nine months ended August 31, 2023 and 2022, the Company granted options to employees and directors to purchase 249,999 and 994,750 shares of common stock, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.3 million and $1.7 million during the nine months ended August 31, 2023 and 2022, respectively.  The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.4 million and $1.7 million during the three months ended August 31, 2023 and 2022 respectively.

As of August 31, 2023, there was $2.9 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.8 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model.  The expected volatility is based upon historical volatility of the Company's stock.  The expected term for the options is based upon observation of actual time elapsed between employees.  The assumption that the Company used to determine the grant-date fair value of stock options granted for the nine months ended August 31, 2023 were as follows:

Risk free rate	3.63% - 3.79%
Expected dividends	$0.0
Expected volatility	76.1% - 77.0%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	$6.35 - 6.37

The following table summarizes option activity under the 2020 Plan during the nine months ended August 31, 2023:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2022	1,297,750	$6.75
Granted	249,999	8.96
Forfeited	(95,250)	8.14
Outstanding, August 31, 2023	1,452,499	$6.96
Exercisable, August 31, 2023	601,498	$5.01

17.	EARNINGS PER SHARE

For the three and nine months ended August 31, 2023 and 2022, the Company recorded net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and nine months ended August 31, 2023 and 2022.

The following table sets forth the allocation of net loss for the three and nine months ended August 31, 2023 and 2022, respectively:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Net loss available to common shareholders	$(4,094)	$(1,534)	$(7,363)	$(7,752)

Weighted-average number of shares used in computing net loss per share, basic and diluted	21,960,163	21,751,879	21,895,815	22,704,565
Net loss per share - basic	$(0.19)	$(0.07)	$(0.34)	$(0.34)

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Options	1,452,499	1,310,783	1,452,499	1,310,783
RSUs	499,502	1,154,659	499,502	1,154,659
Total	1,952,001	2,465,442	1,952,001	2,540,442

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company pays royalties to the Company's Chief Technology Officer ("CTO") for sales on fintail projectiles.  The Company expensed $0.01 million and $0 for royalties due to the Company's CTO during the nine months ended August 31, 2023 and 2022, respectively, and expensed less than $0.01 million and $0 due to the Company's CTO during the three months ended August 31, 2023 and 2022, respectively. Balances payable to the CTO for royalties were $0.01 million and $0 as of  August 31, 2023 and  November 30, 2022 respectively.

In January 2022, the Company and the CTO agreed to waive all future rights and entitlements under a certain purchase and sale agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles in December 2021 in exchange for 200,000 RSUs.  Refer to Note 21, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.06 million and $0.03 million for the nine months ended August 31, 2023 and 2022, respectively. Sublease payments received were less than $0.01 million for the three months ended August 31, 2023 and 2022, respectively.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. The Company’s sales to Bersa S.A. were less than $0.06 million and $0.1 million for the three and nine months ended August 31, 2023, respectively. The Company had accounts receivable, which are due within one year as of  August 31, 2023, from Bersa S.A. of $2.2 million and $4.0 million as of  August 31, 2023 and  November 30, 2022 respectively.

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

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.01 million per month. Commencing in August 2022, the Company sub-leases the former Fort Wayne facility.  The amount received from the sub-lease is immaterial.  In November 2021, the Company entered into a lease which commenced in August 2022.  The lease expires on July 31, 2027.  The base rent is approximately $0.02 million per month.

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

As of August 31, 2023 and 2022, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2023	August 31, 2023
Lease Cost:
Operating lease cost	$165	$499
Short-term lease cost	1	9
Total lease cost	$166	$508

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$166	$516
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

Operating Leases:
Weighted-average remaining lease term (in years)		3.8
Weighted-average discount rate		9.3%

Future lease payments under non-cancelable operating leases as of August 31, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2023 (three months)	$165
2024	680
2025	584
2026	527
2027	263
Thereafter	184
Total lease payments	2,403
Less: imputed interest	383
Present value of operating lease liabilities	$2,020
Operating lease liabilities, current	$653
Operating lease liabilities, non-current	$1,367

20.	INCOME TAXES

For the three months ended August 31, 2023 and 2022, the Company recorded an income tax expense (benefit) of $(0.1) million and $0.2 million, respectively. For the three months ended August 31, 2023 and 2022, the effective tax rate was 2.8% and 10.8%, respectively.  For the nine months ended August 31, 2023 and 2022, the Company recorded an income tax expense (benefit) of $(0.2) million and $0.08 million, respectively.  For the nine months ended August 31, 2023 and 2022, the effective tax rate was 2.2% and 1.1%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

On January 7, 2022, the Company and the CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's under the 2020 Plan.  The RSU’s had an original vest date of  January 7, 2024.  On June 7, 2023, the Company and the CTO agreed to immediately accelerate the 200,000 RSUs, which resulted in $0.5 million in accelerated stock compensation expense recorded during the three and nine months ended August 31, 2023 and 2022.  The Company recognized stock compensation expense of $0.9 million and $0.6 associated with the RSUs during the nine months ended August 31, 2023 and 2022, respectively.  The Company recognized stock compensation expense of $0.5 million and $0.6 associated with the RSUs during the three months ended August 31, 2023 and 2022, respectively. The Company expensed $0.01 million and $0 for royalties due to the Company's CTO during the three and nine months ended August 31, 2023 and 2022 respectively.

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

The tables below summarize the Company’s revenue for the three and nine months ended August 31, 2023 and 2022, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2023	$6,784	$115	$32	$154	$7,085
August 31, 2022	10,347	704	1,342	29	12,422

Nine Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2023	$24,780	$326	$1,239	$659	$27,004
August 31, 2022	27,140	2,061	2,765	52	32,018

23.	FINANCIAL INSTRUMENTS

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

During the three and nine months ended August 31, 2023, in comparison to the prior year period, the U.S. dollar was weaker in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.6 million and $0.6 million related to the South African rand during the nine months ended August 31, 2023 and 2022, respectively.  The Company recorded a translation adjustment gain of $0.6 million and a loss of $0.6 million related to the South African rand during the three months ended August 31, 2023 and 2022, respectively.

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, accounts receivable, and the loan receivable from Byrna LATAM. The Company maintains cash with high credit quality financial institutions located in the U.S. and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the U.S. in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

The Company loaned $1.6 million to Byrna LATAM, which was formed in January 2023 as a joint venture in South America.  The ability to collect on the loan depends on the financial operations of Byrna LATAM.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2023 as compared to three months ended August 31, 2022:

Net Revenue

Revenues were $7.1 million in the third quarter of 2023 which represents a decrease of $5.3 million as compared to the prior year period revenues of $12.4 million.  The decrease was primarily attributed to challenges in our direct-to-consumer marketing efforts, resulting from advertising bans on social media platforms, and reduced international sales to South Africa, Asia, and Latin America.  E-commerce sales, through our website and Amazon, decreased $3.3 million to $4.8 million during the third quarter of 2023 from $8.1 million during the third quarter of 2022.  Sales to domestic dealers/distributors decreased $0.1 million, or 8.7% to $1.7 million during the third quarter 2023 from $1.8 million during the third quarter of 2022.  Sales to customers in Canada increased to $0.2 million during the third quarter of 2023 from $0.03 million during the third quarter of 2022. In addition, Fox Labs, which we acquired on May 25, 2022, sales decreased to $0.3 million during the third quarter of 2023 from $0.4 million during the third quarter of 2022.  International sales, which are characterized by infrequent but very large orders, decreased by $1.8 million from $2.0 million during the third quarter of 2022 to $0.2 million during the third quarter of 2023.

Cost of Goods Sold

Cost of goods sold was $3.9 million in the third quarter of 2023 compared to $5.5 million in the prior year period. This $1.6 million decrease is due to the decrease in sales volume, offset by increases in reserves for excess and obsolete inventory of $0.6 million.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $3.2 million in the third quarter of 2023, or 44.6% of net revenue, as compared to gross profit of approximately $6.9 million, or 55.4% of net revenue, in the prior year period.  The decrease in gross profit as a percentage of sales is primarily due to $0.6 million of charges to costs of goods sold for inventory write-downs and additions to reserves for excess and obsolete inventory recorded during the third quarter of 2023.

Operating Expenses

Operating expenses were $7.3 million in the third quarter of 2023, a decrease of $1.0 million, as compared to the prior year period expenses of $8.3 million.  The decrease is due to managed cost reduction as detailed below.

Marketing expenses decreased by $1.1 million from $2.4 million in the third quarter of 2022 to $1.3 million in the third quarter of 2023.  Payroll related costs, including non-cash stock compensation, increased $0.4 million from $4.0 million in the third quarter of 2022 to $4.4 million in the third quarter of 2023 due to primarily a $0.4 million increase in stock compensation.

Loss from Operations

The reduction in gross profit, offset partly by the reduction in operating expenses, resulted in an increase in loss from operations of $2.7 million to $4.1 million for the third quarter of 2023 compared to $1.4 million for the third quarter of 2022.

Other Income (Expense)

We recorded $0.05 million of foreign currency transaction loss during the third quarter of 2023 compared to $0.02 million of foreign currency transaction gain during the third quarter of 2022.  We recorded $0.2 million of interest income during the third quarter of 2023 compared to $0 of interest in the third quarter of 2022.  We recorded a loss of $0.3 million from our South American joint venture investment that was formed during the first quarter of 2023.

Income Tax Provision

For the three months ended August 31, 2023 and 2022, we recorded an income tax benefit of $0.1 million and an income tax expense of $0.2 million, respectively. For the three months ended August 31, 2023 and 2022, the effective tax rate was 2.8% and 10.8%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Loss

Net loss increased by $2.6 million from $1.5 million for the third quarter of 2022 to $4.1 million for the third quarter of 2023.

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

	For the Three Months Ended
	August 31,
	2023	2022
Net loss	$(4,094)	$(1,534)

Adjustments:
Interest (income) expense	(239)	3
Income tax provision (benefit)	(124)	150
Depreciation and amortization	301	250
Non-GAAP EBITDA	(4,156)	(1,131)

Stock-based compensation expense	1,738	2,689
Non-cash incentive compensation expense	—	(1,415)
Severance/Separation	—	138
Other expenses	—	3
Non-GAAP adjusted EBITDA	$(2,418)	$284

Nine months ended August 31, 2023 as compared to nine months ended August 31, 2022:

Net Revenue

Revenues were $27.0  million in the nine months ended August 31, 2023 which represents a decrease of $5.0  million or 15.7% as compared to the prior year period revenues of $32.0  million.  The decrease was primarily attributed to challenges in our direct-to-consumer marketing efforts, resulting from advertising bans on social media platforms, and reduced international sales to South Africa, Asia, and Latin America.  E-commerce sales, through our website and Amazon, decreased $3.6 million to $17.7 million during the nine months ended August 31, 2023 from $21.3 million during the nine months ended August 31, 2022.  Sales to domestic dealers/distributors increased $0.7 million from $5.5 million in the nine months ended August 31, 2022 to $6.2 million in the nine months ended August 31, 2023.  Sales to customers in Canada increased to $0.7 million during the nine months ended August 31, 2023 from $0.05 million from the prior year.  In addition, Fox Labs, which we acquired on May 25, 2022, sales increased to $0.8 million during the nine months ended 2023 from $0.4 million during the nine months ended August 31, 2022.  International sales, which are characterized by infrequent but very large orders, decreased by $3.3 million from $4.8 million during the nine months ended August 31, 2022 to $1.5 million during the nine months ended August 31, 2023.

Cost of Goods Sold

Cost of goods sold was $12.4 million in the nine months ended August 31, 2023 compared to $14.4 million in the prior year period. This $2.0 million decrease is due to the decrease in sales volume, offset by increases in reserves for excess and obsolete inventory of $0.6 million.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $14.6 million in the nine months ended August 31, 2023, or 54.1% of net revenue, as compared to gross profit of approximately $17.6 million, or 55.0% of net revenue, in the prior year period.  The decrease is attributable to reductions in net revenue and $0.6 million of charges to costs of goods sold for inventory write-downs and additions to reserves for excess and obsolete inventory recorded during the nine months ended 2023.

Operating Expenses

Operating expenses were $21.5 million in the nine months ended August 31, 2023, a decrease of $3.5  million, as compared to the prior year period expenses of $25.1  million.  The decrease is due to a managed cost reduction as detailed below.

Payroll related costs, excluding stock compensation, decreased $1.0 million from $8.5 million in the nine months ended August 31, 2022 to $7.5 million in the nine months ended August 31, 2023 while stock based and related incentive compensation costs increased from $4.1 million during the nine months ended August 31, 2022 to $4.7 million during the nine months ended August 31, 2023.  Marketing expenses decreased by $1.8 million from $3.9 million in the nine months ended August 31, 2022 to $2.1 million in the nine months ended August 31, 2023.  Insurance costs decreased $0.4 million to $0.6 million during the nine months ended August 31, 2023 from $1.0 million during the nine months ended August 31, 2022 due to negotiation of improved contract terms.

Loss from Operations

The reduction in operating expenses, partly offset by the reduction in gross profit, resulted in a decrease in loss from operations of $0.5 million to $6.9 million during the nine months ended August 31, 2023 compared to $7.4 million during the nine months ended August 31, 2022.

Other Income (Expense)

We recorded $0.2 million of foreign currency transaction loss during the nine months ended August 31, 2023 compared to $0.07 million of foreign currency transaction loss during the nine months ended August 31, 2022.  We recorded $0.5 million of interest income during the nine months ended August 31, 2023 compared to $0.01 of interest income in the nine months ended August 31, 2022.  We recorded a loss of $0.6 million from our South American joint venture investment that was formed during the nine months ended August 31, 2023.  Other expenses of $0.3 million during the nine months ended August 31, 2023 and $0.2 million during the nine months ended August 31, 2022 are primarily related to fixed asset impairment and disposals.

Income Tax Provision

For the nine months ended August 31, 2023 and 2022, we recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million, respectively. For the nine months ended August 31, 2023 and 2022, the effective tax rate was 2.2% and 1.1%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Loss

Net loss was $7.4 million during the nine months ended August 31, 2023, an improvement of $0.4  million compared to the net loss of $7.8  million during the nine months ended August 31, 2022.

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

	For the Nine Months Ended
	August 31,
	2023	2022
Net loss	$(7,363)	$(7,752)

Adjustments:
Interest expense (income)	(525)	(10)
Income tax provision (benefit)	(165)	82
Depreciation and amortization	921	638
Non-GAAP EBITDA	(7,132)	(7,042)

Stock-based compensation expense	4,689	4,061
Impairment loss	176	—
Severance/Separation	52	556
Other expense	—	183
Non-GAAP adjusted EBITDA	$(2,215)	$(2,242)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of August 31, 2023 totaled $13.7  million a decrease of $6.4  million from $20.0  million of cash and cash equivalents as of November 30, 2022.

Operating Activities

Cash used in operating activities was $3.6  million for the nine months ended August 31, 2023 compared to cash used in operations of $12.8  million during the prior year period. Net loss was $7.4  million and $7.8  million for the three and nine months ended August 31, 2023 and 2022, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based and related incentive compensation expenses of $4.7  million for the nine months ended August 31, 2023 compared to $4.1  million for the nine months ended August 31, 2022; depreciation and amortization expense of $0.9 million for the nine months ended August 31, 2023 compared to $0.6 million for the nine months ended August 31, 2022; provision for inventory of $0.6 million for the nine months ended August 31, 2023 compared to $0 million for the nine months ended August 31, 2022, operating lease costs of $0.5 million for the nine months ended August 31, 2023 compared to $0.4 million for the nine months ended August 31, 2022, and $0.6 million of joint venture investment loss in the nine months ended August 31, 2023 compared to zero during the nine months ended August 31, 2022.

Inventory increased during the nine months ended August 31, 2023 by $2.3  million, compared to $8.9  million for the nine months ended August 31, 2022.  Accounts receivable decreased by $2.0  million during the nine months ended August 31, 2023 as compared to an increase of $1.0 million for the nine months ended August 31, 2022.  Accounts payable and accrued liabilities decreased during the nine months ended August 31, 2023 by $3.0  million, compared to $0.2  million nine months ended August 31, 2022. Prepaid expenses and other current assets decreased by $0.2  million during the nine months ended August 31, 2023 compared to an increase of $0.1  million during the nine months ended August 31, 2022.  Operating lease liabilities decreased by $0.5 million during the nine months ended August 31, 2023 compared to a decrease of $0.2 million during the nine months ended August 31, 2022

Investing Activities

Cash used in investing activities was $2.4  million for the nine months ended August 31, 2023 compared to $4.2  million for the nine months ended August 31, 2022. The current year investing activities primarily relates to the investment in the joint venture and the corresponding loan.  The prior year investing activities relate to the purchase of property and equipment and the Fox Labs acquisition.

Financing Activities

Cash used in financing activities was $0.4 million during the nine months ended August 31, 2023, compared to cash used of $14.5  million for the nine months ended August 31, 2022.  During the nine months ended August 31, 2023, the Company paid taxes of $0.4 million related to payroll taxes withheld on the vesting of restricted stock units.  The prior year amount was primarily composed of stock repurchased of $15.0 million offset by stock option exercises of $0.5 million during the nine months ended August 31, 2022.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2022 Form 10-K. During the three and nine months ended August 31, 2023, there were no significant changes to our critical accounting policies from those described in our 2022 Form 10-K, except as follows.

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

We recorded our share of the joint venture’s loss during the three and nine months ended August 31, 2023 of $0.3 million and $0.6 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as other expense. The carrying value of our investment in the joint venture at August 31, 2023 is $0 due to losses exceeding original investment. During the three and nine months ended August 31, 2023, the cumulative net losses of Byrna LATAM exceeded the equity method investment by $0.1 million.  The carrying basis of the loan receivable was reduced by the $0.1 million excess loss from $1.6 million to $1.5 million.  In January 2023, we loaned $1.6 million to Byrna LATAM, which is recorded as loan to joint venture in the Consolidated Balance Sheets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of August 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the third quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, filed with the SEC on February 9, 2023, and in Part II, Item 1A of our Quarterly Report on 10-Q for the fiscal quarter ended May 31, 2023, filed with the SEC on July 11, 2023.  Except for the risk factor set forth, as of the date of this Report, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

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

None

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

Byrna Technologies Inc.

Date: October 12, 2023		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 12, 2023		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)