Form 10-K
period 2023-11-30
Byrna Technologies Inc.
filed 2024-02-14
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

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

(978) 868-5011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001, par value per share	BYRN	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2023) was approximately $79,015,209 based upon a share valuation of $4.67 per share.

As of February 1, 2024, the Company had 24,168,014 issued and 22,002,027 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a less-lethal self-defense technology company, specializing in innovative, next generation solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe®, and our core mission is to empower people to safely embrace life. We seek to fulfill our mission by developing easy-to-use self-defense tools that are designed to allow people to live more safely. We are also focused on providing law enforcement and private security customers with less-lethal alternatives to firearms that are intended to reduce the use of firearms and facilitate trust within the communities they serve.

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

Our Byrna personal security devices are powerful and effective less-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles that are designed to disable a threat from a standoff distance of up to 60 feet. We have designed our Byrna devices to function as a platform that can be enhanced, upgraded and customized in a modular fashion with our accessory products. Only Byrna projectiles are approved for use with Byrna launchers, which creates the potential for reoccurring sales of consumable products.

Our products are sold in both the consumer and security professional markets. In the consumer market, our solutions are designed to provide ordinary civilians with an effective, less-lethal tool to disable, disarm and deter would-be assailants and to escape harm’s way. In the professional market, our products are designed to provide domestic and international law enforcement agencies, corrections and custodial officers, private security professionals, private investigators and other professional security users with a practical, less-lethal option to address threats and resolve conflicts without the need to resort to lethal force. Our products can be purchased in most U.S. locations quickly, simply and discreetly, without the requirement for a license, background check or waiting period.

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

Our flagship product, the Byrna SD is a compact, ergonomically designed, handheld personal security device with the size and form factor of a compact handgun. It is easy to use, has virtually no recoil and is designed to fire accurately with an effective range of 50 feet. The Byrna SD utilizes our patented technology and more than 60 custom designed parts. The Byrna SD comes with easily reloadable magazines that can hold five or seven .68 caliber projectiles. The Byrna SD is designed to provide a less-lethal alternative to a firearm, effective at a much safer stand-off distance than pepper spray or conductive energy devices, which have recommended maximum ranges of 10 feet and 20 feet, respectively.  During 2023, we introduced the Byrna LE. With a more powerful valve design the LE has a higher average muzzle velocity of 330 feet per second and an effective range of 60 feet.

In May 2021, we purchased certain assets of Mission Less Lethal, a U.S. manufacturer of .68 caliber, less-lethal, shoulder-fired launchers for law enforcement and other security professionals. By leveraging the technology and intellectual property acquired from Mission Less Lethal, we have introduced the Byrna TCR, an easy to use, tactical compact rifle that can fire 19 rounds in rapid succession at more than 325 feet per second using a standard 12-gram CO2 cartridge for propulsion, and we have also released the Byrna M-4, a full sized tactical rifle with either 120 round capacity in law enforcement form or two 20 round magazines in civilian form. These rifles are well suited to meet specific situational needs of security professionals, including law enforcement, private security and corrections customers.

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

On January 10, 2023, we created a new joint venture with Fusady S.A., an affiliate of Bersa S.A. (“Fusady”) located in Uruguay, to expand our operations and presence in South American markets.  We hold 51% of the stock in the joint venture entity, Byrna LATAM S.A. (“Byrna LATAM”), and the remaining 49% of stock in Byrna LATAM is held by Fusady.

We offer a range of .68 caliber projectiles for different applications. Our chemical irritant projectiles include Byrna Max, which contains a pepper and tear gas blend, and Byrna Pepper, which contains a pepper and PAVA blend. These chemical irritant projectiles are designed to cause burning sensation on an assailant’s eyes and skin and to temporarily cause a sensation of impairment of their respiratory system upon contact, with quick-acting, incapacitating effects. We also offer Byrna Kinetic, a lower-cost, hard plastic projectile that can be used for self-defense or training, and Byrna Pro Training, a projectile filled with inert powder to simulate use of chemical irritant rounds for training. During 2021, we introduced the Eco-Kinetic line of projectiles which are environmentally safe, fully biodegradable and highly accurate rounds for both safety and recreational uses. During 2023 we introduced our less lethal 12 gauge kinetic round that uses patented fin-stabilized projectiles designed to be fired from any 12 gauge shotgun with standard cylinder or improved cylinder bore choke with increased speed and accuracy at up to 100 feet of range.

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

Marketing and Sales

We sell our products into the consumer market through our Byrna e-commerce store, Side Hustle dealer program, premier dealers, and a network of over 1,300 local, regional and national outdoor and sporting goods stores, either directly or through distributors. We also sell our products through an Amazon storefront. In the professional security market, we seek to drive purchases through our Train the Trainer program developed for police and security officers, with a focus on educating them on the proper use of force and de-escalation methods.

Our international sales are fulfilled primarily by select distribution partners that have expertise in their local markets. International sales represented 5.8% of revenue in our fiscal year 2023 and 19.1% of revenue in fiscal year 2022; we see the potential to continue increasing our international sales mix as foreign law enforcement customers are showing growing interest in Byrna devices serving as a less-lethal, secondary security device, and the Byrna approach is increasingly seen as a favorable de-escalation solution.

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

In June 2020, and then again in April 2021, Byrna was highlighted on a popular national news program. Commencing in September 2023, we pivoted away from traditional social media channels, some of which prohibited us from advertising, in favor of a more targeted approach via celebrity endorsement, talk radio, and non-social media online advertising efforts. These high-profile events and advertisement strategies led to significant increases in orders in our e-commerce channels and further raised our brand recognition nationally. We believe these events demonstrated the positive and rapid impacts that additional visibility of our products and brand can have on our sales. Our current marketing strategy includes engaging key influencers in relevant markets to highlight the benefits of our security solutions to their respective networks of followers, engaging in public dialogues about firearm regulation, school safety and the expansion of police programs and training in the use of less-lethal weapons, and expanding our use of targeted digital marketing tools.

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

Our Byrna SD and LE include a significant number of distinct parts, including many custom designed parts. We source these components from third-party suppliers in the U.S. and overseas. Historically, our projectiles have been sole-sourced from third-party suppliers in South Africa. However, we established the capability to manufacture projectiles in our own facilities, thereby, improving quality and availability while reducing dependence on third parties.

Research and Development

We conduct research and development activities to enhance existing products and develop new products at our headquarters, in Andover, Massachusetts. Our design team is comprised of experts in the fields of mechanical design, precision manufacturing and CO2-powered propulsion. We are currently focused on executing the commercial introduction of a series of new launchers. These new launchers are expected to benefit from our innovations in the areas of greater and more controlled muzzle velocity, improved cold weather performance, more efficient utilization of CO2, improved triggers, higher capacity magazines, improved sighting systems, yet keeping the product compact and ergonomic. We are also investing engineering resources to develop proprietary projectiles both for the consumer and law enforcement markets.  In particular, we have designed an accurate and effective long range less lethal projectile to be fired from a 12-gauge shotgun. We introduced this product in January 2023.

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

We have numerous issued utility and design patents. We are currently prosecuting several newly filed provisional patents. We have several granted trademarks as well as trademarks which have been filed and are currently being prosecuted. We further obtained one patent and one trademark through the acquisition of Mission Less Lethal in May 2021, two patents and four trademarks through the acquisition of Ballistipax Holdings Inc. ("Ballistipax") and several trademarks through the acquisition of Fox Labs. In addition, through the acquisition of Mission Less Lethal, we now hold exclusive rights to use all of the intellectual property of Kore Outdoor, Inc. (the previous owner of Mission Less Lethal) for less-lethal applications.

Competition

Our less-lethal security products compete with manufacturers of:

●	conductive energy devices, including Axon Enterprise, Inc., which sells the TASER device;

●	other handheld CO2-powered launchers of chemical irritant projectiles, including United Tactical Systems, LLC, which sells products under the PepperBall brand; and

●	remote restraint devices, including Wrap Technologies, Inc.

In addition, manufacturers of traditional firearms may introduce products competitive with ours. Many of our existing and potential competitors benefit from strong brand recognition, broad product lines, well-established distribution, loyal resellers and customers and significant financial resources. We expect to encounter new competitors as the less-lethal security market grows and as we enter new markets both domestically and internationally. We believe our Byrna line of products is competitive in terms of price, quality, appearance, features, performance and reliability, but we must continue to innovate and increase brand awareness in order to stay competitive.

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

In addition, our failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for our business. The importation of materials and components we use in manufacturing our products and export of finished goods are also subject to extensive federal and international laws and regulations. The handling of our technical data and the international sale of our products may also be regulated by the U.S. Department of State and Department of Commerce. These agencies can impose civil and criminal penalties, including preventing us from exporting our products, for failure to comply with applicable laws and regulations.

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

Human Capital

As of November 30, 2023, we had 106 employees. We believe that our employee relations are good, and that our human capital meets the needs of our business. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage.  Our future performance depends significantly upon the continued service of our key engineering, technical and senior management personnel and our continued ability to attract and retain skilled employees.

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

Corporate History

We were incorporated in Delaware on March 1, 2005 under the name Security Devices International Inc. On February 26, 2020, we filed an amendment to our Certificate of Incorporation with the Secretary of State of Delaware changing our name, effective March 4, 2020, to Byrna Technologies Inc. Effective December 19, 2019, we dissolved our wholly-owned subsidiary Security Devices International Canada Corp (“SDICC”). We currently have one wholly-owned subsidary, Byrna South Africa (Pty) Ltd. (“Byrna South Africa”).  On May 5, 2020, we acquired all of the issued and outstanding equity interests of Roboro Industries Pty LTD (“Roboro”) and, as a result, Roboro became our wholly-owned subsidiary. During the year ended November 30, 2021, we utilized Roboro exclusively as a manufacturing and assembly supplier for our products until such operations were assumed by Byrna South Africa following the acquisition.  On March 10, 2023, the Company dissolved the Roboro legal entity.  On April 27, 2021, we effected a 10-for-1 reverse stock split of our common stock (the “Reverse Stock Split”) with exercise prices for our outstanding warrants and stock options appropriately adjusted.

On January 10, 2023, we created a new joint venture with Fusady S.A., an affiliate of Bersa S.A. (“Fusady”) located in Uruguay, to expand our operations and presence in South American markets.  We hold 51% of the stock in the joint venture entity, Byrna LATAM S.A. (“Byrna LATAM”), and the remaining 49% of stock in Byrna LATAM is held by Fusady.

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

●	We have a limited operating history on which you can evaluate our business.
●	We have a history of operating losses and we cannot guarantee that we will be able to achieve or sustain profitability.
●

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

●	We may not be able to effectively manage our future growth.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	Restrictions imposed by advertising and social media platforms that we use may result in decreased sales and market presence.
●	The failure to attract and retain key personnel could have an adverse effect on our operating results.
●	We depend on the sale of our personal security devices.
●	Sale of our personal security devices and kits depends on the continued availability of our ammunition, some of which is dependent on sole source suppliers.
●	Our business depends on maintaining and strengthening our brand and generating and maintaining demand for our products, and a reduction in such demand could harm our results of operations.
●	We are dependent on our relationships with key third-party suppliers for our business.
●	We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.
●	Higher costs or unavailability of components, freight, materials and accessories, including ammunition, could adversely affect our financial results.
●	If we are unable to successfully design and develop or acquire new and appealing products, our business may be harmed.
●	Our business could be harmed if we are unable to accurately forecast consumer preferences and retail trends that affect demand for our products.
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

●

The markets for security products and less-lethal defense technology are in a state of technological change which could have a material adverse impact on our business, financial condition and results of operations.

●	The less-lethal defense technology industry and security products markets are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide business.
●	Expansion of sales of our product to schools, law enforcement and other governmental or quasi-governmental entities may require expenditure of resources and lengthen our sale cycle.
●	Our performance is influenced by a variety of economic, social, and political factors.
●	We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.
●	Changes in government policies and legislation could adversely affect our financial result.
●	Health and safety risks could expose us to potential liability and adversely affect our operating results and financial condition.
●	We are exposed to operating hazards and uninsured risks that could adversely impact our operating results and financial condition.
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

We have a limited operating history on which you can evaluate our business. Although our corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna launchers, our largest source of revenue, since April 2019. Moreover, we have introduced several new products during the past few years, including product lines acquired through acquisitions and sourced from third-party manufacturers with whom we had no prior experience. Most of our senior management team are relatively new to their positions.  As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the rapid growth of a relatively new business and the integration of key personnel and infrastructure.

We have a history of operating losses and we cannot guarantee that we will be able to achieve or sustain profitability.

We have recorded a net loss in all fiscal years since our inception. Our net loss for the years ended November 30, 2023 and 2022 was $8.2 million and $7.9 million, respectively, and our accumulated deficit at November 30, 2023 was $69.6 million. There can be no assurance that we will not experience net losses in the future and there can be no assurance of continued profitability.

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that our revenues or revenue growth can be sustained and revenues are not expected to grow at the rates experienced in certain prior years. Revenue growth that we have achieved or may achieve may not be indicative of future operating results. The Byrna line of handheld personal security devices are relatively new products and their long-term adoption by the U.S. consumer market, and by potential other markets including law enforcement, private security, and international markets, remains unknown. We have experienced product development and production delays, as well as unanticipated costs associated with the development and manufacture of new products and material and component availability and costs, air freight availability and costs, volatile demand levels related to unexpected publicity and civil unrest, and backlogs and order cancellations due to our inability to timely fulfill orders, and cancellations of orders.  Given our limited sales history, number of new products introduced and planned, these types of factors and events may continue to affect the long term success and growth of our business and ability to sustain our revenues or revenue growth. Further, performance failures, new legislation or regulation, competition, or negative publicity could stall or prevent the success of existing and new products in the market and our generation of revenue. In addition, we have increased and may increase further our operating expenses in order to fund increases in our manufacturing, distribution, and sales and marketing efforts and increase our administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not followed by timely increases in our revenues, our business, operating results, margins, growth rates, and financial condition may be materially adversely affected.

We may not be able to effectively manage our future growth.

We have experienced rapid growth in our headcount and operations over the last several years, integration of which will continue to place significant demands on our management and our operational and financial infrastructure. Additional growth in the future could increase that demand. We have a limited history operating our business at its current scale. We may experience difficulties in managing this growth and building the appropriate processes and controls. Continued growth (including our expansion in Ft. Wayne, international expansion, and growth associated with new product introduction and successful marketing campaign) may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

We must effectively integrate, develop and motivate a large number of new employees in various locations around the country, in South America, and in South Africa, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments in research and development, marketing and sales, our general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we may need to improve and will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock can make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture may increase our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

Our direct-to-consumer sales rely to a significant degree on advertising that we place on advertising platforms, including social media platforms.  During 2023, advertising and social media platforms prohibited advertising of any Byrna product and imposed significant restrictions on our ability to advertise on certain platforms.  Any prohibitions or restrictions on advertising imposed by these or other platforms, or any changes in the algorithms used by such platforms, may result in reduced direct-to-consumer sales, reduced traffic to our website and a decreased market presence, which could have a material adverse effect on our business, operating results, and financial condition.

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

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Bryan Ganz, our President, Chief Executive Officer and member of the Board of Directors, and David North, our Chief Financial Officer. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

We depend on the sale of our personal security devices.

Although we do sell certain other products and we expect to introduce new products, including products being developed and products acquired in connection with acquisitions, our revenue has been derived mainly from the sale of the Byrna SD and its successor, the Byrna LE. The sale of such personal security devices is influenced by a variety of economic, social, and political factors, including without limitation the level of confidence of consumers in our products and in the security and reliability of online shopping and e-commerce on which we significantly rely, which may result in volatile sales. Sales of the Byrna SD, including it's ammunition and accessories, represents most of our revenue.  There can be no assurances of continued demand for the Byrna SD, and any change in the factors that impact demand and sales that are likely to materially and adversely affect our prospects.

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

The Byrna name and brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail presence, our communication activities, including advertising, social media, brand ambassadors, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. We intend to make substantial investments in these areas in order to maintain and enhance our brand, however such investments may not be successful. Ineffective marketing, negative publicity, social media advertising restrictions, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, failure to protect the intellectual property rights in our brand, and inability to provide satisfactory customer service experience as we rapidly expand our business, are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the Byrna brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

We are dependent on our relationships with key third-party suppliers for our business.

We rely on certain third-party suppliers for our business, including sole source suppliers.  Our future operating results depend upon our ability to obtain timely delivery of a sufficient amount and a reliable quality of all components on commercially reasonable terms. Failure of a supplier’s business or consolidation within the industry could further limit our ability to purchase key components at all (in the case of sole source suppliers) or in sufficient quantities and on commercially reasonable terms. Demands of competitors, including those with larger operations and stronger bargaining power or those or willing to pay a higher price or to accept lower standards, could also limit our ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis has occurred in the past due to industry shortages of certain raw materials or for reasons related to the COVID-19 pandemic, and could occur in the future for similar or other reasons. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our liquidity and revenues.

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

Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; port closures; theft in transit; permit or customs clearance issues; increased government regulation or changes for imports of foreign products into the United States; delays created by terrorist attacks or threats, public health issues (including new pandemics and epidemics), national disasters or work stoppages; climate change related effects on the availability of raw materials, the operations of our suppliers, or on transportation systems or routes, and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. Additional compliance with existing or new regulations related to climate change could increase production costs of our suppliers and indirectly lead to increased cost to us of components, materials, or accessories. International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations. In addition, due to rapidly increasing demand for our products, we have faced significant challenges, including production backlogs and resulting customer complaints. All of the forgoing could negatively impact our financial results.

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

Risks Related to Our Industry

The markets for security products and less-lethal defense technology are in a state of technological change which could have a material adverse impact on our business, financial condition and results of operations.

The markets for security products and less-lethal defense technology, in which our products and services are included, are associated with rapidly changing technology, which could result in product obsolescence or short product life cycles. Accordingly, our success is dependent upon our ability to anticipate technological and other changes and to successfully identify, obtain, develop and market new products that satisfy evolving customer requirements. There can be no assurance that we will successfully develop new products or enhance and improve our existing products or that any new products and enhanced and improved existing products will achieve market acceptance. Further, there can be no assurance that competitors will not market products that have perceived advantages over our products or which render the products currently sold by us obsolete or less marketable.

We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. To remain competitive, we may be required to invest significantly greater resources then currently anticipated in research and development and product enhancement efforts.

The less-lethal defense technology industry and security products markets are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide businesses.

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

Generally, entities such as schools, law enforcement and other governmental or quasi-governmental entities consider a wide range of issues before committing to purchase less-lethal defense products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Such considerations may result in a sales cycle that is longer than and different from sales process related to dealers and consumers. Adverse publicity surrounding our products or the safety of such products also could lengthen our sales cycle with these customers. In addition, if we successfully expand sales of our products to these customers, we could encounter challenges related to funding of law enforcement and other governmental and quasi-governmental entities generally, states and municipalities that fund such entities and the recent changes in public sentiment around police funding. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by such potential customers before they place an order. If these potential customers do not ultimately purchase our products, we will have expended significant resources and received no revenue in return.

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

Federal and state legislatures frequently consider legislation relating to the regulation of CO2 fired launchers. If such legislation develops, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products. Conversely, new legislation could increase the demand for less-lethal weapons beyond our current forecasts and strain or exceed production capability, which could harm our reputation and adversely impact our business.

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

The manufacture, sale, purchase, possession and use of weapons (including CO2 powered launchers and chemical irritant devices), ammunitions, firearms, and explosives are subject to federal, state, local, and foreign laws. If such regulation becomes more expansive in the future, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. Our products are relatively new and may be subject to certain laws and regulations, including those related to CO2 powered launchers, “pepper spray” or “tear gas” devices, and future legislation or regulation. New legislation, regulations, or changes to or new interpretations of existing regulations could impact our ability to manufacture or sell products and our projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Nasdaq Capital Market listing standards and other applicable securities laws, rules, and regulations. Our compliance of these laws, rules, and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and our internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and our internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we will need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses. Further, because we previously were listed on the Canadian Stock Exchange, we remain subject to the continuing disclosure rules of the Ontario Securities Commission (“OSC”), which requires us to make somewhat duplicative filings related to certain matters on SEDAR and SEDI and pay annual fees in certain Canadian jurisdictions until such time as the OSC releases us from those obligations.  These requirements are costly, and increase demand on our management, systems and resources.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products for which we have no or limited historical data. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Our lack of historical data related to new products makes it particularly difficult to make forecasts related to such products. The lead times and reliability of our suppliers may be affected by global events in the future. These corrections of forecast require a very quick pivot and adjustments to the supply chain, production and marketing. If we are unable to make these changes quickly or at all our inventory, production and sales may be materially affected.

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

Further, we rely on the ability to attract and retain labor on a cost-effective basis. The availability of labor in the markets in which we operate has declined in recent years and competition for such labor has increased. Our ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors. We may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, our profit margins may decline as a result.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We will provide the disclosure required under this Item 1C in our annual report for the year ending November 30, 2024 which is the first annual report for a fiscal year ending on or after December 15, 2023, the date on which disclosure under Item 106 of Regulation S-K is required.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the United States on the Nasdaq Capital Market under symbol "BYRN" and in Canada on the Canadian Securities Exchange (“CSE”) under the symbol “BYRN.” The holders of our common stock are entitled to one vote per share on any matter to be voted upon by the stockholders. All shares of common stock rank equally as to voting and all other matters.

Holders

On February 1, 2024, there were 170 holders of record of our common stock.

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

No repurchases were made during the fiscal year ended November 30, 2023.

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

Our business strategy is twofold: (1) to fulfill the growing demand for less-lethal products in the law enforcement, correctional services, and private security markets and (2) to provide civilians – including those whose work or daily activities may put them at risk of being a victim – with easy access to an effective, less-lethal way to protect themselves and their loved ones from threats to their person or property.

We believe that the United States, along with many other parts of the world, is experiencing a significant spike in the demand for less-lethal products and that the less-lethal market will be one of the faster growing segments of the security market over the next decade. We plan to respond to this demand for less-lethal products through the production and distribution of the Byrna SD and expansion of the Byrna product line.

On January 10, 2023, we created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand our operations and presence in South American markets.  We hold 51% of the stock in the joint venture entity, Byrna LATAM, and the remaining 49% of stock in Byrna LATAM is held by Fusady.  Refer to Note 6, "Investment in Joint Venture" for additional information.

RESULTS OF OPERATIONS

Revenue of $42.6 million during the fiscal year ended November 30, 2023 was $5.4 million lower than prior year revenue of $48.0 mainly due to a decrease in international sales of $6.7 million. The majority of revenue continues to be in high margin direct online sales via Amazon and the Company's website, as these e-commerce sales accounted for 70.1% of total net revenue in the current fiscal year and 63.6% of total revenue in the prior fiscal year.  In addition, the Company had experienced growth in its dealer sales channel as well as sales into Canada.  Sales of Fox Labs branded products, which the Company acquired at the end of the second quarter of 2022, continued to increase during the fiscal year ended November 30, 2023.

The Company maintained gross margin profitability consistent with the prior year. To offset the decline in revenues, the Company has reduced marketing spend, personnel costs, and professional fees.  This decrease in operating expenses offset most of the decrease in gross profit due to the decline in revenue during the fiscal year, so that loss from operations was  $7.8 million for the fiscal year  November 30, 2023 as compared to $7.7 million for the fiscal year ended  November 30, 2022.

Year ended November 30, 2023, as compared to year ended November 30, 2022:

Net Revenue

Revenues were $42.6 million for the year ended November 30, 2023 which represents a decrease of $5.4 million or 11.2% compared to the prior year period revenues of $48.0 million.  The decrease was primarily due to international sales that decreased by 73.2% or $6.7 million from $9.2 million during the fiscal year ended November 30, 2022 to $2.5 million for the fiscal year ended November 30, 2023.  The decrease was driven by sales in South Africa, South America, and Asia, which are characterized by infrequent but very large orders.  Direct sales via the Company's website decreased by $1.5 million from $25.1 million for the fiscal year ended November 30, 2022 to $23.5 million for the fiscal year ended November 30, 2023.  However, sales via Amazon increased from $5.4 million during the fiscal year ended November 30, 2022 to $6.4 million for the fiscal year ended November 30, 2023.  Sales to domestic dealers/distributors, in combination with sales to security companies and law enforcement agencies increased by 20.7% from $7.6 million during November 30, 2022 to $9.1 million for the fiscal year ended November 30, 2023.  In addition, sales of pepper spray from Fox Labs, which the Company acquired on May 25, 2022, increased to $1.1 million for the fiscal year ended November 30, 2023 compared to $0.8 million during the fiscal year ended November 30, 2022.

Cost of Goods Sold

Cost of goods sold was $19.0 million in the fiscal year ended November 30, 2023 compared to $21.8 million in the fiscal year ended November 30, 2022. This $2.8 million decrease is primarily due to the decrease in sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $23.6 million for the fiscal year ended November 30, 2023, or 55.5% of net revenue, as compared to gross profit of $26.3 million, or 54.7% of net revenue, in the prior year.  Gross margin profitability remained consistent in the proportion of lower margin dealer/distributor sales, which were off-set by lower freight costs due to improvements in supply chain management.

Operating Expenses

Operating expenses were $31.4 million for the fiscal year ended November 30, 2023, as compared to operating expenses in the prior fiscal year of $34.0 million. This $2.6 million decrease is primarily due to two factors. First, in 2023, management made the strategic decision to reduce marketing expenditures as it evaluated more impactful marketing platforms, resulting in a decrease in marketing expenditure of $0.9 million from $5.5 million for fiscal year 2022 to $4.6 million in fiscal year 2023.  Also, the decline in revenues required cost deductions in personnel costs, professional fees, and other operating costs.  Total employee compensation costs decreased $0.3 million from $16.2 million for fiscal year 2022  to $15.9 million in fiscal year 2023. Professional fees decreased by $0.7 million from $1.8 million in fiscal year 2022 to $1.1 million for fiscal year 2023.  Other operating costs, including administrative expenses, decreased by $0.5 million from $6.1 million for fiscal year 2022 to $5.6 million for fiscal year 2023.

Loss from Operations

The decrease in revenue, off-set by the decrease in operating expenses resulted in a slight increase of $0.1 million in loss from operations of $7.8 million in the fiscal year ended November 30, 2023 as compared to a loss from operations of $7.7 million in the fiscal year ended November 30, 2022.

Interest Income/Expense

Interest income for the fiscal year ended November 30, 2023 was $0.7 million compared to $0.2 million for the fiscal year ended November 30, 2022.  The increase in interest income is primarily due to higher interest rates on the Company's cash and cash equivalents.

Loss from Joint Venture

Since the inception of the Byrna LATAM joint venture in January 2023, the Company's proportionate share of Byrna LATAM's losses is 51%.  The Company's share of the joint venture’s loss for the fiscal year ended November 30, 2023 is $0.6 million.

Other Expenses

Other expenses in the year ended November 30, 2023 includes $0.05 million investment losses.  Other expenses in the year ended November 30, 2022 included investment losses of $0.06 million.

Income Tax Provision

Our effective income tax rate was 2.06% for the year ended November 30, 2023 compared to an effective income tax rate of 3.1% for the year ended November 30, 2022.  Our income tax provision was $0.2 million for the fiscal year ended November 30, 2023 compared to an income tax provision of $0.2 million for the fiscal year ended November 30, 2022. Our tax rate differs from the statutory rate of 21.0% primarily due to the recording of a valuation allowance against deferred tax assets generated by net operating losses, and also due to the foreign tax rate differential for Byrna South Africa, as well as effects of permanent non-deductible expenses and other effects.

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

Non-GAAP Adjusted EBITDA

Non-GAAP Adjusted EBITDA is defined as net loss as reported in our consolidated statements of operations and comprehensive loss excluding the impact of (i) depreciation and amortization; (ii) income tax provision; (iii) interest (income) expense; (iv) stock-based compensation expense; (v) severance/separation expense; (vi) other income; and (vii) other financing expenses. Our non-GAAP adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of  non-GAAP Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Year Ended
	November 30,
	2023	2022
Net loss	$(8,192)	$(7,885)

Adjustments:
Interest income, net	(693)	(201)
Income tax provision	165	234
Depreciation and amortization	1,262	855
NON-GAAP EBITDA	(7,458)	(6,997)

Stock-based compensation	5,375	5,424
Severance/separation expense	82	556
NON-GAAP adjusted EBITDA	$(2,001)	$(1,017)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of November 30, 2023 totaled $20.5  million, an increase of approximately $0.4  million from $20.1  million of cash as of November 30, 2022.

Operating Activities

Cash provided by operating activities was $3.9  million for the fiscal year ended November 30, 2023, compared to $13.8  million cash used in operating activities for the fiscal year ended November 30, 2022. Net loss was $8.2 million for the fiscal year ended November 30, 2023 compared to $7.9 million for the fiscal year ended November 30, 2022.  Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash provided by operations during the fiscal year ended November 30, 2023.  These include stock-based compensation expense of $5.4 million during the fiscal year ended November 30, 2023 compared to $5.4 million for the fiscal year ended November 30, 2022; operating lease costs of $0.7 million during the fiscal year ended November 30, 2023 compared to $0.4 million for the fiscal year ended November 30, 2022; depreciation and amortization of $1.3 million during the fiscal year ended November 30, 2023 compared to $0.9 million during the fiscal year ended November 30, 2022; allowance for bad debt of $0.5 million during the fiscal year ended November 30, 2023 compared to $0.0 million for the fiscal year ended November 30, 2022; provision for inventory of $0.5 million during the fiscal year ended November 30, 2023 compared to $0.2 million for the fiscal year ended November 30, 2022; and loss from joint venture of $0.6 million during the fiscal year ended November 30, 2023 compared to $0.0 million for the fiscal year ended November 30, 2022.

During the fiscal year ended November 30, 2023, the cost and liquidity management of the Company was reflected in the generation of cash for working capital needs.  Inventory decreased $0.5 million during the fiscal year ended November 30, 2023 compared to an increase of $9.2 million during the fiscal year ended November 30, 2022.  The decrease in inventory was a planned measure to return inventory stock to adequate levels to meet demand needs.  Accounts receivable decreased by $2.2 million during the fiscal year ended November 30, 2023 compared to an increase of $4.3 million during the fiscal year ended November 30, 2022 due to a significant decrease in international sales to international distributors and related accounts receivable.  Accounts payable and accrued liabilities increased $0.6 million for the fiscal year ended November 30, 2023 compared to an increase of $0.7 million for the fiscal year ended November 30, 2022.  Deferred revenue decreased $0.4 million during the fiscal year ended November 30, 2023 compared to a decrease of $0.3 million during the fiscal year ended November 30, 2022.

Investing Activities

During the fiscal year ended November 30, 2023, $3.0 million was used for investing activities, including a $1.6 million loan to Byrna LATAM, $0.5 million investment in the joint venture, and $0.9 million to purchase property and equipment. In comparison, $5.1 million was used for investing activities during the fiscal year ended November 30, 2022, including $1.9 million paid for the Fox Labs International acquisition and $3.3 million to purchase property and equipment.

Financing Activities

Cash flows used in financing activities was $0.4 million during the fiscal year ended November 30, 2023 compared to $17.0 million during the fiscal year ended November 30, 2022.  The fiscal year ended November 30, 2023 amount was primarily due to tax payments of $0.5 million related to payroll taxes withheld on the vesting of restricted stock units and $0.03 million received from proceeds associated with the sale of common stock compared to $17.5 million of repurchases of the Company's common stock and $0.5 million from proceeds from the sale of common stock during the fiscal year ended November 30, 2022.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

Leases

As of November 30, 2023, we reported current and long-term operating lease liabilities of $0.6 million and $1.3 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. All leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements.  See Note 17, “Leases”, in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

We believe that existing cash and cash expected to be provided by future operating activities, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 18 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of November 30, 2023 and 2022.

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

Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies, and through e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated returns and discounts allowance based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also provides to its e-commerce consumers a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the year ended November 30, 2023 and November 30, 2022 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the fiscal years ended November 30, 2023 and 2022 were immaterial.

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

Inventory Valuation

Inventories, which are principally comprised of raw materials and finished goods, are stated at the lower of cost or market.  Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.  Inventory costs include labor, overhead, subcontracted manufacturing costs and inbound freight costs.  The Company reviews inventories for obsolete items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2023 and 2022, the Company has not recorded any uncertain tax positions in our consolidated financial statements.

The Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2023 and 2022, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2020 to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-28 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting. Based on this evaluation management concluded that as of November 30, 2023 our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fiscal year ended November 30, 2023. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the fiscal year ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-28

(2) Financial Statements Schedules

None.

BYRNA TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED November 30, 2023 and 2022

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Byrna Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Byrna Technologies Inc. and Subsidiaries (the “Company”) as of November 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2023 and 2022, and the results of their consolidated operations and their consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment in Joint Venture

As discussed in Note 6 to the financial statements, on January 10, 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. In addition, the Company loaned the joint venture approximately $1.6 million. The Company evaluated whether or not the entity should be consolidated under the variable interest and voting rights models and concluded that Byrna LATAM should not be consolidated. The Company concluded that it has joint control of Byrna LATAM in that it does not have voting control of Byrna LATAM and does not have substantive participating rights that would result in the Company having control of Byrna LATAM.

We identified the consolidation analysis as a critical audit matter because the consolidation analysis, and specifically the determination of joint control, involved an interpretation of especially complex accounting principles generally accepted in the United States of America. The evaluation of management’s determination of joint control required an increased extent of effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding, evaluated the design and implementation of the Company’s process and controls, and assessed whether the process and controls enable the Company to properly account for the transaction in accordance with generally accepted in the United States of America. We read transaction agreements, traced and agreed the facts included in the Company’s accounting position memo to the agreements, evaluated the assumptions used to arrive at the determined conclusion. We consulted with our consolidation subject matter experts to assess the reasonableness of the Company’s accounting conclusions. We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

Iselin, New Jersey

February 14, 2024

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	November 30,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,498	$20,068
Accounts receivable, net	2,945	5,915
Inventory, net	13,890	15,462
Prepaid expenses and other current assets	868	1,200
Total current assets	38,201	42,645

Deposits for equipment	1,163	2,269
Right-of-use-asset, net	1,805	2,424
Property and equipment, net	3,803	3,309
Intangible assets, net	3,583	3,872
Goodwill	2,258	2,258
Investment in joint venture	—	—
Loan to joint venture	1,473	—
Other assets	28	272
TOTAL ASSETS	$52,314	$57,049
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,158	$7,708
Operating lease liabilities, current	644	757
Deferred revenue	1,844	458
Total current liabilities	8,646	8,923

LONG TERM LIABILITIES
Deferred revenue, non-current	91	340
Operating lease liabilities, non-current	1,258	1,792
Total Liabilities	9,995	11,055

COMMITMENTS AND CONTINGENCIES (NOTE 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,168,014 shares issued and 22,002,027 outstanding as of November 30, 2023 and, 24,018,612 shares issued and 21,852,625 outstanding as of November 30, 2022	24	23
Additional paid-in capital	130,426	125,474
Treasury stock (2,165,987 shares purchased as of November 30, 2023 and 2022)	(17,500)	(17,500)
Accumulated deficit	(69,575)	(61,383)
Accumulated other comprehensive loss	(1,056)	(620)

Total Stockholders’ Equity	42,319	45,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,314	$57,049

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except share and per share data)

	Years Ended November 30,
	2023	2022
Net revenue	$42,644	$48,036
Cost of goods sold	(18,997)	(21,758)
Gross profit	23,647	26,278
Operating expenses	31,437	34,009
LOSS FROM OPERATIONS	(7,790)	(7,731)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(270)	(87)
Interest income, net	693	201
Loss from joint venture	(603)	—
Other expenses	(57)	(34)
LOSS BEFORE INCOME TAXES	(8,027)	(7,651)
Income tax provision	(165)	(234)
NET LOSS	(8,192)	(7,885)

Foreign exchange translation adjustment	(436)	(604)
COMPREHENSIVE LOSS	$(8,628)	$(8,489)

Net loss per share – basic and diluted	$(0.37)	$(0.35)
Weighted-average number of common shares outstanding during the year – basic and diluted	21,919,624	22,364,201

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,192)	$(7,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,375	5,424
Amortization of debt issuance costs	28	28
Operating lease costs	666	362
Depreciation and amortization	1,262	855
Allowance for bad debt	474	—
Provision for inventory	514	178
Loss on disposal of property, plant, and equipment	466	246
Loss from joint venture	603	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	2,189	(4,254)
Deferred revenue	(414)	(342)
Inventory	542	(9,170)
Prepaid expenses and other current asserts	216	228
Other assets	250	27
Accounts payable and accrued liabilities	602	721
Operating lease liabilities	(689)	(244)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,892	(13,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(903)	(3,253)
Equity method investment in joint venture	(520)	—
Loan to joint venture	(1,556)	—
Cash paid for acquisitions, net of cash acquired	—	(1,883)
NET CASH USED IN INVESTING ACTIVITIES	(2,979)	(5,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	34	456
Payment of taxes withheld on issuance of restricted stock units	(456)	(17,500)
NET CASH USED IN FINANCING ACTIVITIES	(422)	(17,044)
Effects of foreign currency exchange rate changes	(61)	(326)
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	430	(36,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,068	56,400
CASH AND CASH EQUIVALENTS, END OF YEAR	$20,498	$20,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
INCOME TAXES PAID	48	106
INTEREST PAID	—	—

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in thousands, except share numbers)

							Accumulated
			Additional				Other
			Paid-	Treasury		Accumulated	Comprehensive
	Common Stock		in Capital	Stock		Deficit	Loss	Total
	Shares (Issued)	$	$	Shares	$	$	$	$
Balance, November 30, 2021	23,754,096	$23	$119,589	—	$—	$(53,498)	$(16)	$66,098
Issuance of common stock pursuant to exercise of stock options	252,250	—	461	—	—	—	—	461
Issuance of common stock pursuant to vesting of restricted stock units	12,266	—	—	—	—	—	—	—
Reclassification of stock-based compensation due to modification	—	—	(1,043)	—	—	—	—	(1,043)
Settlement of obligation to grant stock options	—	—	1,043	—	—	—	—	1,043
Stock-based compensation	—	—	5,424	—	—	—	—	5,424
Repurchase of common shares under Stock Buyback Plan	—	—	—	(2,165,987)	(17,500)	—	—	(17,500)
Net loss	—	—	—	—	—	(7,885)	—	(7,885)
Foreign currency translation	—	—	—	—	—	—	(604)	(604)
Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Issuance of common stock pursuant to exercise of stock options	25,000	—	34	—	—	—	—	34
Issuance of common stock pursuant to vesting of restricted stock units	124,402	1	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	(456)	—	—	—	—	(456)
Stock-based compensation	—	—	5,375	—	—	—	—	5,375
Net loss	—	—	—	—	—	(8,192)	—	(8,192)
Foreign currency translation	—	—	—	—	—	—	(436)	(436)
Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a less-lethal defense technology company, specializing in next generation solutions for security situations that do not require the use of lethal force. Byrna personal security devices are less-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles. The Company added pepper spray aerosols to their less-lethal defense product line due to an acquisition in 2022.  See Note 5, “Business Combinations” for additional information.  These products are sold in both the consumer and security professional markets. The Company operates two manufacturing facilities, a 30,000 square foot facility in located in Fort Wayne, Indiana and a 20,000 square foot manufacturing facility located in Pretoria, South Africa.

On  January 10, 2023, the Company created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Byrna LATAM (formerly known as Uldawer S.A. prior to its legal entity re-naming in October 2023), and the remaining 49% of stock in Byrna LATAM is held by Fusady.  See Note 6, "Investment in Joint Venture" for additional information.

The Company was incorporated under the laws of the state of Delaware on  March 1, 2005.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to November 30, 2023, the Company had incurred a cumulative loss of $69.6 million. The Company has funded operations through the issuance of common stock. The Company generated $42.6 million in revenue and net loss of a $8.2 million for the year ended November 30, 2023. It is expected that the Company will incur significant losses before the Company’s revenues sustain its operations. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.  The Company believes that existing cash and cash expected to be provided by future operating activities are adequate to satisfy its working capital, capital expenditure requirements, and other contractual obligations for at least the next 18 months.

Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended November 30, 2023 and 2022 include the accounts of the Company and its subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Company's consolidated financial statements. Significant estimates include assumptions about stock-based compensation expense, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, useful life of long-lived assets, allowance for doubtful accounts, inventory reserves, and allowance for sales returns.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

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

c)	Investment in Joint Venture

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

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand our operations and presence in South American markets, for $0.5 million. The Company accounts for the investment in the joint venture using the equity method because the Company does not have voting control of Byrna LATAM.  Additionally, the Company does not have substantive participating rights that would result in us having control of Byrna LATAM.

d)	Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments acquired with maturity dates of three months or less are considered cash equivalents.

e)	Allowance for Doubtful Accounts Receivable

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

f)	Inventories

Inventories, which are principally comprised of raw materials and finished goods, are stated at the lower of cost or net realizable value.  Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.  Inventory costs include labor, overhead, subcontracted manufacturing costs and inbound freight costs.  The Company reviews inventories for obsolete items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value.

g)	Property and Equipment

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

h)	Intangible Assets

The perpetual, irrevocable, exclusive and non-exclusive permit to use technology with respect to the cost of patent rights is capitalized and amortized over the estimated useful life, currently estimated to be 10 to 17 years.  Customer list acquired is amortized over the estimated useful life of two years.  Trademarks have an indefinite life as the Company intends to renew the trademarks indefinitely.  These assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Finite-lived and indefinite-lived intangible assets are tested for impairment annually during the third quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that an intangible asset is impaired. If the carrying amount of a finite-lived intangible asset or an indefinite-lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

i)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2023 and 2022, respectively.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

k)	Leases

The Company determines if an arrangement is a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when the Company is reasonably certain it will exercise such options. Lease costs for the Company’s operating leases are recognized on a straight-line basis over the reasonably assured lease term. Variable lease payments include lease operating expenses. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in operating expenses on the consolidated statements of operations.

The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

l)	Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies, and through e-commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and therefore, must be classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated returns and discounts allowances based on its analysis of historical experience, and an evaluation of current market conditions.

The Company also provides to its e-commerce consumers a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the years ended  November 30, 2023 and 2022 was $0.07 million and $0.05 million, respectively.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the years ended  November 30, 2023 and 2022 was $0.1 million and $0.02 million, respectively.

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

Contract Liabilities

Current deferred revenue relates to unfulfilled e-commerce orders and sales of extended warranties for the years ended November 30, 2023 and 2022. Deferred revenue long-term primarily relates to sales of extended warranties.

m)	Marketing and Advertising

Marketing and advertising related costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss and were $4.6 million and $5.5 million during the years ended November 30, 2023 and 2022, respectively.

n)	Research and Development

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. R&D costs were $0.6 million and $0.5 million during the years ended November 30, 2023 and 2022, respectively.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2023 and 2022, the Company has not recorded any uncertain tax positions in the consolidated financial statements.

If incurred, the Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. As of November 30, 2023 and 2022, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2020 to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company accounts for all stock-based payment awards granted to employees and directors as stock-based compensation expense at their grant date fair value,which the Company uses Black-Scholes valuations, Monte Carlo models, and other market valuations to determine fair value.

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

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

s)	Foreign Currency Translation

The Company maintains its books and records in US Dollars, which is its functional and reporting currency. Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into US Dollars at period-end exchange rates. Income and expenses are translated into US Dollars at the average exchange rates during the period. The resulting translation adjustments, including adjustments on intercompany loans that are considered permanent, are included in the Company’s Consolidated Balance Sheets as a component of accumulated other comprehensive loss.  The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the fiscal years ended November 30, 2023 and 2022, all intercompany loan arrangements were determined to be permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets for the fiscal years ended November 30, 2023 and 2022.

t)	Other Comprehensive Loss

Other comprehensive loss consists of foreign currency translation adjustments.  For the fiscal years ended November 30, 2023 and 2022, the Company recorded foreign currency translation losses of $0.7 million and $0.3 million, respectively, on its intercompany loan, which is considered permanent or long-term nature.

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

Accounting Pronouncements Issued but Not Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for the Company so long as it remains a smaller reporting company beginning in December 2023. Early adoption is permitted. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts and other receivables, including the loan receivable from Byrna LATAM. This is expected to generally result in earlier recognition of allowances for credit losses. ASU 2016-13 will be effective for the Company beginning in  December 2023 since it is a smaller reporting company. Early adoption is permitted. The Company believes the adoption of ASU 2016-13 will not have a material impact on the consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

5.	BUSINESS COMBINATIONS

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

6.	INVESTMENT AND LOAN IN JOINT VENTURE

On  January 10, 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounts for the investment in the joint venture using the equity method since the Company does not have voting control of Byrna LATAM.  Additionally, the Company does not have substantive participating rights that would result in the Company having control of Byrna LATAM.

The Company recorded its share of the joint venture’s loss during the twelve months ended  November 30, 2023 of $0.6 million in the Consolidated Statements of Operations and Comprehensive Loss as loss from joint venture. The carrying value of the Company's investment in the joint venture at  November 30, 2023 is $0.0 million and is recorded as investment in joint venture in the Consolidated Balance Sheet.

On  January 10, 2023, the Company loaned $1.6 million to Byrna LATAM.  The loan bears interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%.  The interest rate on the loan was 8.3% as of  November 30, 2023.  The loan amount must be repaid within five years from the date of the loan, or  January 10, 2028.  Interest income related to the loan receivable totaled $0.1 million for the twelve months ended  November 30, 2023 and is included in interest income in the Consolidated Statements of Operations and Comprehensive Loss.  The interest receivable on the loan is recorded in the Consolidated Balance Sheet under prepaid expenses and other current assets. During the twelve months ended  November 30, 2023, the cumulative net losses of Byrna LATAM exceeded the equity method investment by $0.1 million.  The carrying basis of the loan receivable was reduced by the $0.1 million excess loss from $1.6 million to $1.5 million.

Condensed financial data for Byrna LATAM is summarized below (in thousands).

November 30, 2023
Current assets	$ 3,357
Non-current assets	29
Current liabilities	299
Other non-curren liabilities	3,250

Year Ended
November 30, 2023
Net revenue	$ 500
Gross profit	254
Net loss	(947)

Management regularly evaluates its investment in Byrna LATAM for impairment. Based on evaluations, management concluded that its investment in Byrna LATAM was not impaired in 2023.

7.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Deferred Revenue

Changes in deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty, for the years ended November 30, 2023 and 2022 are summarized below (in thousands).

Deferred revenue balance, November 30, 2021	$1,125
Net additions to deferred revenue	30,817
Reductions in deferred revenue for revenue recognized during the fiscal year	(31,144)
Deferred revenue balance, November 30, 2022	798
Net additions to deferred revenue	31,049
Reductions in deferred revenue for revenue recognized during the fiscal year	(29,912)
Deferred revenue balance, November 30, 2023	$1,935
Less current portion	1,844
Deferred revenue, non-current	$91

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Years Ended
	November 30,
Geographical Market	2023	2022
U.S. Domestic	$40,182	$38,856
South Africa	402	2,569
Europe/South America/Asia	1,013	6,431
Canada	1,047	180
Total	$42,644	$48,036

	Years Ended
	November 30,
Distribution channel	2023	2022
Wholesale (dealer/distributors)	$12,737	$17,504
E-commerce	29,907	30,532
Total	$42,644	$48,036

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies.  Accounts receivable, net of allowances, was $2.9 million, $5.9 million, and $1.7 million as of  November 30, 2023, 2022 and 2021 respectively.

An allowance for doubtful accounts receivable is maintained for potential credit losses based upon management's assessment of the expected collectability of all accounts receivable.  As of  November 30, 2023, 2022 and 2021, the allowance for doubtful accounts receivable was $0.6 million, $0.02 million, and $0.01 million, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

8.	INVENTORY

The Form 10-K for the fiscal year ended November 30, 2022 incorrectly reported the balances of raw materials, work in process, and finished goods.  The amounts presented below are the original reported balances and the adjusted balances as of November 30, 2022.  These changes had no impact on previously reported consolidated balance sheets, consolidated results of operations, or shareholders' equity.

	November 30, 2022		November 30, 2022
	As Previously Reported	Adjustment	As Revised
Raw materials	$7,228	$712	$7,940
Work in process	701	69	770
Finished goods	7,533	(781)	6,752
Total	$15,462	$—	$15,462

The following table summarizes inventory as of November 30, 2023 and 2022, respectively (in thousands).

		As Revised
	November 30,	November 30,
	2023	2022
Raw materials	$7,543	$7,940
Work in process	2,439	770
Finished goods	3,908	6,752
Total	$13,890	$15,462

The Company reviews inventory for excess and obsolete products and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $0.7 million and $0.7 million at November 30, 2023 and 2022, respectively.

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation as of November 30, 2023 and 2022, respectively (in thousands).

	Estimated Useful	November 30,
	Lives in Years	2023	2022
Computer equipment and software	3-5	$817	$328
Furniture and fixtures	5	273	392
Leasehold improvements	3-7	989	910
Machinery and equipment	5-7	3,425	2,531
		5,504	4,161
Less: accumulated depreciation and amortization		1,701	852
Total		$3,803	$3,309

The Company recognized approximately $1.0 million and $0.6 million in depreciation expense during the years ended November 30, 2023 and 2022, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

At November 30, 2023 and 2022, the Company deposited $1.2 million and $2.3 million, respectively, with vendors primarily for supply of molds and equipment where the vendors have not completed supply of these assets.  The Company placed $1.2 million and $0.5 million of molds and equipment deposits and software deposits, respectively, from  November 30, 2022 into service during fiscal year November 30, 2023.  The Company placed $0.9 million of molds and equipment deposits from  November 30, 2021 into service during fiscal year  November 30, 2022.  The deposits are presented in the Consolidated Balance Sheets as deposits for equipment.

10.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		As of November 30, 2023			As of November 30, 2022
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,931	$(723)	$3,208	$3,931	$(468)	$3,463
Trademarks	Indefinite	360	—	360	360	—	$360
Customer List	2	70	(55)	15	70	(21)	$49
Total		$4,361	$(778)	$3,583	$4,361	$(489)	$3,872

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.  Total intangible assets amortization expense for the years ended  November 30, 2023 and 2022 were $0.3 million and $0.3 million, respectively.

Estimated future amortization expense related to intangible assets as of November 30, 2023 are as follows (in thousands):

Fiscal Year Ending November 30,
2024	$269
2025	254
2026	254
2027	254
2028	254
Thereafter	1,938
Total	$3,223

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	November 30,
	2023	2022
Trade payables	$2,617	$3,804
Accrued sales and use tax	834	896
Personnel costs	2,173	1,912
Accrued professional fees	201	349
Other accrued liabilities	333	747
	$6,158	$7,708

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

12.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. The revolving line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the revolving line of credit was 7.50% on November 30, 2023. The revolving line of credit is secured by the Company’s accounts receivable and inventory. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expired on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. The line of credit bears interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The interest rate on the equipment financing line of credit was 7.50% on November 30, 2023. The line of credit is secured by the Company’s equipment. The line of credit is subject to an unused fee of 0.25% paid once annually. The line of credit expired on January 19, 2024.

As of  November 30, 2023 and 2022, there was no outstanding balance on the revolving line of credit and the Company had not drawn on the equipment financing line of credit. Debt issuance costs related to the lines of credit were $0.1 million.  Debt issuance costs of $0.1 million are being amortized over the term of the debt and are presented as part of Other Assets in the Consolidated Balance Sheets. Amortization of $0.03 million for the years ended  November 30, 2023 and 2022 is included in Interest income, net in the Consolidated Statements of Operations and Comprehensive Loss.

The revolving line of credit and equipment financing line of credit were terminated on January 19, 2024 and not renewed.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

13.	STOCKHOLDERS’ EQUITY

Authorized Shares

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

No repurchases were made during the fiscal year ended November 30, 2023.  The following table summarizes repurchases made during the fiscal year ended November 30, 2022:

	Number of		Average Cost
	Shares	Cost of Shares	per Share
Shares purchased - February 2022	296,168	$2,653,571	$9.0
Shares purchased - March 2022	754,081	7,346,422	9.7
Shares purchased - May 2022	729,709	4,999,993	6.9
Shares purchased - October 2022	324,992	2,065,076	6.4
Shares purchased - November 2022	61,037	434,920	7.1
Total	2,165,987	$17,499,982	$8.1

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

14.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Total stock-based compensation expense was $5.4 million and $5.4 million for the years ended November 30, 2023 and 2022, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

During the first half of 2022, the Board of Directors authorized granting of RSUs in excess of the limit stipulated under the 2020 Plan. Additionally, the Company agreed to grant 200,000 RSUs to the former Chief Technology Officer ("CTO") in exchange for his waiver of rights to future royalty payments. See Note 19, "Commitments and Contingencies - Royalty Payments," for additional information. Because these awards were then contingent on shareholder approval at the next annual shareholder meeting, these RSUs were not considered granted under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation ("ASC 718") and were treated as obligation to issue RSU's and were remeasured at the end of each reporting period until the settlement date on June 17, 2022 and August 3, 2022, which were the dates that the plan limit was increased (for the RSUs to the former CTO).

Additionally, on March 23, 2022, the Board of Directors approved the issuance of RSU Amendment Agreements to each grantee of the double trigger RSUs in which 50% of the RSUs (778,750 RSUs) were exchanged for stock options. The original RSUs that were cancelled were issued in 2020 and 2021.  In accordance with ASC 718, a cancellation of an award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the cancelled award.  Similarly, because these stock options were then not considered granted under ASC 718, they were therefore treated as obligation to issue stock options and were remeasured at the end of each reporting period until the settlement date on June 17, 2022.

On June 17, 2022, the Company settled the obligation to issue RSUs and options by issuing the related RSUs and stock options and reclassified the fair value of the issuances at June 17, 2022 of $1.0 million from accounts payable and accrued liabilities to additional paid-in capital.  Additionally, the amounts recognized as employee incentive expense totaling $1.4 million during fiscal year end 2022 was reclassified to stock compensation expense.  The non-cash expense associated with these rewards were valued at the grant date of June 17, 2022, using a Monte Carlo model for double trigger RSUs and a Black Scholes model for simple employment period vesting stock options.

Restricted Stock Units

During the years ended November 30, 2023 and 2022, the Company granted 102,720 and 536,805 RSUs, respectively. Stock-based compensation expense for the RSUs for the years  November 30, 2023 and 2022, was $3.6 million and $2.6 million, respectively.

During the year ended November 30, 2023, the Company accelerated the vesting of 200,000 RSUs held by the Company's former CTO.  The acceleration of these 200,000 RSUs resulted in $0.5 million of a tax payment for which the Company withheld 89,182 shares from the former CTO in exchange.  The acceleration of these RSUs was considered an equity award modification and resulted in an immaterial stock-based compensation expense.

During the year ended November 30, 2022, the Company accelerated the vesting of 3,874 RSUs to a former director and 8,392 RSUs to current board members for 2021 services.  The acceleration of these RSUs were considered an equity award modification and resulted in an immaterial stock-based compensation expense.

As of  November 30, 2023, there was $1.1 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.1 years.

RSU Valuation

The assumptions that the Company used to determine the grant-date fair value of RSUs granted for the year ended  November 30, 2022 are presented in the table below.  The Company did not grant RSUs for the year ended November 30, 2023 that required a Monte Carlo simulation model.

(Monte Carlo simulation model)

	2023	2022
Risk free rate	—	3.35%
Expected dividends	—	0.00%
Expected volatility	—	70%
Expected life (in years)	—	1.1
Market price of the Company’s common stock on date of grant	—	$7.69 - 8.24

The following table summarizes the RSU activity during the year ended November 30, 2023:

RSUs
Outstanding, November 30, 2021	1,594,120
Granted	536,805
Settled	(12,266)
Cancelled	(778,750)
Forfeited	(25,000)
Outstanding, November 30, 2022	1,314,909
Granted	102,720
Settled	(213,636)
Cancelled	—
Forfeited	(625,743)
Outstanding, November 30, 2023	578,250

Of the 213,636 restricted stock units issued, 89,234 units were returned to the Company in exchange for the Company paying for the payroll withholding taxes.  For the twelve months ended November 30, 2023, restricted stock units of 124,402, net, were issued.

Stock Options

During the years ended  November 30, 2023 and 2022, the Company granted options to employees and directors to purchase 249,999 and 994,750 shares of common stock, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.8 million and $2.8 million during the years ended  November 30, 2023 and 2022, respectively.

As of  November 30, 2023, there was $2.9 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.6 years.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended  November 30, 2023 and 2022 were as follows:

	2023	2022
Risk free rate	3.63%	3.34%
Expected dividends	0%	0%
Expected volatility	77%	78.44%
Expected life (in years)	6.5	6.5
Market price of the Company’s common stock on date of grant	$8.96	$7.70
Exercise price	$8.96	$7.70

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

The following table summarizes option activity under the 2020 Plan during the years ended  November 30, 2023 and 2022:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2021	586,783	$3.48
Granted	994,750	5.51
Exercised	(252,250)	1.84
Expired	(5,533)	0.88
Forfeited	(26,000)	9.59
Outstanding, November 30, 2022	1,297,750	$6.75
Granted	249,999	8.96
Exercised	(25,000)	1.45
Expired	(30,333)	7.70
Forfeited	(107,750)	8.09
Outstanding, November 30, 2023	1,384,666	$7.12

Exercisable, November 30, 2023	672,256	$5.82
Exercisable, November 30, 2022	267,001	$1.63

The stock options outstanding at the end of the year had weighted-average contractual life as follows:

	2023	2022
	(years)	(years)
Total outstanding options	6.90	7.39
Total exercisable options	5.29	2.13

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

15.	EARNINGS PER SHARE

For the years ended November 30, 2023 and 2022, the Company recorded a net loss available to common shareholders. As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the years ended November 30, 2023 and 2022.

	November 30,
	2023	2022
Net loss	$(8,192)	$(7,885)

Weighted-average number of shares used in computing net loss per share, basic, and diluted	21,919,624	22,364,201
Net loss per share - basic and diluted	$(0.37)	$(0.35)

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

	November 30,
	2023	2022
Stock Options	1,384,666	1,297,750
Restricted Stock	578,250	1,314,909
Total	1,962,916	2,612,659

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

16.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing, and due on demand.

The Company terminated the royalty payments to the Company's former CTO in December 2021 and the Company granted 200,000 RSUs during the fiscal year ended  November 30, 2022 in exchange to waive all future rights and entitlements to the former CTO.  During the fiscal year ended  November 30, 2023, the Company and the former CTO agreed to immediately accelerate the 200,000 RSUs, which resulted in $0.5 million in accelerated stock compensation expense.  Refer to Note 19, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were $0.03 million and $0.03 million during the years ended November 30, 2023, respectively.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. The Company’s sales to Bersa S.A. were less than $0.06 million and $4.0 million for the fiscal years ended November 30, 2023 and 2022. The Company had accounts receivable, which are due within one year as of November 30, 2023, from Bersa S.A. of $1.6 million and $4.0 million as of  November 30, 2023 and  November 30, 2022 respectively.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

As of November 30, 2023 and 2022, the elements of lease expense were as follows (in thousands):

	November 30,
	2023	2022
Lease Cost:
Operating lease cost	$724	$568
Short-term lease cost	40	9
Total lease cost	$764	$577

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$683	$447
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,698

Operating Leases:
Weighted-average remaining lease term (in years)	3.5	4.2
Weighted-average discount rate	9.5%	9.5%

The Form 10-K for the fiscal year ended November 30, 2022 incorrectly reported operating lease costs of $2,421.  The amount presented above for operating lease costs in 2022 are revised to the corrected amount of $568.  This change had no impact on previously reported consolidated balance sheets, consolidated results of operations, or shareholders' equity.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

Future lease payments under non-cancelable operating leases as of November 30, 2023 are as follows (in thousands):

Fiscal Year Ended November 30,
2024	$681
2025	584
2026	527
2027	394
2028	53
Thereafter	—
Total lease payments	2,239
Less: imputed interest	337
Total lease liabilities	$1,902
Operating lease liabilities, current	$644
Operating lease liabilities, non-current	$1,258

18.	INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	Year Ended November 30,
	2023	2022
United States	$(7,170)	$(8,185)
Foreign	(857)	534
Total	$(8,027)	$(7,651)

The components of the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended November 30,
	2023	2022
Current expense:
Federal	$—	$—
State	36	83
Foreign	—	271
Total current expense:	36	354

Deferred expense (benefit):
Federal	4	3
State	2	1
Foreign	123	(124)
Total deferred expense (benefit)	129	(120)

Total income tax provision (benefit)	$165	$234

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended November 30,
	2023	2022
Income at US statutory rate	21.00%	21.00%
State income taxes	0.86%	(1.20)%
Permanent differences	(6.65)%	(2.79)%
Foreign rate differential	0.59%	(0.49)%
Valuation allowance	(17.83)%	(16.96)%
Other	(0.02)%	(2.62)%
Total	(2.05)%	(3.06)%

The net deferred income tax asset (liability) balance related to the following (in thousands):

	November 30,
	2023	2022
Net operating loss carryforwards	$6,551	$6,515
Stock compensation	1,835	1,192
Inventory reserve	245	169
Bad debt reserve	130	—
Accrued payroll	434	411
Warranty reserve	109	174
Foreign tax credit carryforwards	9	9
Unrealized losses	18	18
Deferred revenue	53	35
Lease liability	410	507
R&E capitalization	399	—
Equity investments	136	—
Subtotal deferred tax assets	10,329	9,031
Valuation allowance	(9,271)	(7,839)
Total deferred tax assets	1,058	1,192

Depreciation and amortization	(678)	554
Right of use asset	(390)	509
Total deferred tax liabilities	(1,068)	1,063

Net deferred tax assets (liabilities)	$(10)	$129

The Company notes $0.04 million of a United States state refundable tax credit awarded in fiscal year 2023 has been booked above the income tax line in accordance with US GAAP principles.  As of November 30, 2023, the Company had federal and state net operating losses ("NOLs") carryforwards of approximately $27.8 million and $7.3 million, respectively, which begin to expire in 2025 for federal and state purposes. The federal NOL carryforwards include approximately $13.2 million, which do not expire.  The Company had foreign NOL carryforwards of $0.3 million which can be carried forward indefinitely.  Deferred tax assets, which are offset by deferred tax liabilities, are presented in other assets in the accompanying Consolidated Balance Sheets.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2023 and 2022, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the worldwide deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of  November 30, 2023 and 2022 and a full valuation allowance on the US deferred tax assets as of  November 30, 2023 and 2022.

Additionally, a deferred tax liability has been established in the United States entity during the fiscal year ended  November 30, 2023 relating to tax basis in excess of book basis on an indefinite lived intangible.  At  November 30, 2023 and 2022, the Company recognized valuation allowances of $9.3 million and $7.8 million, respectively, related to its deferred tax assets created in those respective years. The net increase of $1.4 million and $1.2 million in the valuation allowance reflects the net increase in gross deferred tax asset between  November 30, 2023 and 2022 and the prior fiscal years, respectively.

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize the NOL carryforwards remaining at an ownership change date. The Company last completed a Section 382 analysis regarding whether an ownership change had occurred for Company through November 30, 2021. Based on the analysis, the cumulative ownership change is 17.08%. As a result, no resulting limitation of NOL carryforwards has been considered in determining the full valuation allowance against the related deferred tax assets as noted above.

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize, rather than deduct, research and experimental, or R&E, expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the fiscal year ended November 30, 2023 and resulted in the capitalization for income tax purposes of R&E costs of $2.0 million. The Company will amortize these costs for tax purposes over five years if the R&E was performed in the U.S. and over 15 years if the R&E was performed outside the U.S.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

19.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement between the Company and its former CTO dated April 13, 2018 and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.025 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective beginning at 2 ½% of the agreed upon net price of $167.60 (“Stipulated Net Price”) for the first year and reduced by 0.1% each year thereafter until it reaches 1%. For each substantially new product in this category, the rate would begin again at 2 ½%. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.

On January 7, 2022, the Company and its former CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's upon stockholder's approval and renegotiation of the employment contract of the increase in the number of shares of common stock available for issuance under the 2020 Plan.  This was approved on August 3, 2022.  Refer to Note 14, "Stock-based Compensation" for additional information.  The RSU’s vests in two years from January 7, 2022.  In June 2023, the Company and the former CTO agreed to accelerate the vesting of the 200,000 RSUs.  As a result, the Company recognized stock compensation expense of $1.0 million and $0.3 million associated with the RSUs during the years ended November 30, 2023 and 2022, respectively.

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

November 30, 2023 and 2022

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

The tables below (in thousands) summarize the Company’s revenue, long-lived assets and total assets as of November 30, 2023 and 2022, respectively by geographic region. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue	US	South Africa	Europe/South America/Asia	Canada	Total
2023	$40,182	$402	$1,013	$1,047	$42,644
2022	38,856	2,569	6,431	180	48,036

Long-lived assets	US	South Africa	Total
2023	$9,632	$722	$10,354
2022	10,828	1,046	11,874

Total Assets	US	South Africa	Total
2023	$46,388	$5,926	$52,314
2022	$46,308	$10,741	57,049

21.	FINANCIAL INSTRUMENTS

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2023 and 2022

(Amounts expressed in US Dollars)

During the years ended November 30, 2023 and 2022, the US dollar weakened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities, and intercompany loan held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.4 million and $0.6 million primarily related to the South African rand during the years ended November 30, 2023 and 2022, respectively.

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash, accounts receivable, and the loan receivable from Byrna LATAM. The Company maintains cash and cash equivalents with high credit quality financial institutions located in the US and South Africa. The Company maintains cash and cash equivalent balances with financial institutions in the US in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers.

The Company loaned $1.6 million to Byrna LATAM, which was formed in  January 2023 as a joint venture in South America.  The ability to collect on the loan depends on the financial operations of Byrna LATAM.

22.	SUBSEQUENT EVENTS

On January 19, 2024, the revolving line of credit and financing line of credit were terminated and not renewed.  Based on the liquidity position of the Company, the Company's management does not believe the lines of credit are necessary to support the operations during fiscal year 2024.

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

10.14†

Asset Purchase Agreement by and among the Company, Kore Outdoor (US) Inc. and Kore Outdoor Inc., dated as of May 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

10.15#

Form of Indemnification Agreement by and between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Amendment to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 12, 2021).

10.16†	Asset Purchase Agreement by and between Byrna Technologies Inc. and Fox Labs International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K wiled with the Securities and Exchange Commission on May 25, 2022).

10.22#	Employment Agreement, dated September 1, 2023, by and between the Company and Bryan Ganz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2023).

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Byrna Technologies Inc. Clawback Policy*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

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

February 14, 2024	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	February 14, 2024
Bryan Ganz	(Principal Executive Officer)

/s/ David R. North	Chief Financial Officer	February 14, 2024
David R. North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Herbert Hughes	Chairman	February 14, 2024
Herbert Hughes

/s/ Leonard Elmore	Director	February 14, 2024
Leonard Elmore

/s/ Chris Lavern Reed	Director	February 14, 2024
Chris Lavern Reed

/s/ Emily Rooney	Director	February 14, 2024
Emily Rooney