Form 10-K/A
period 2023-11-30
Byrna Technologies Inc.
filed 2024-03-29
CIK 1354866

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

As of March 22, 2024, the Company had 22,736,497 issued and outstanding shares of common stock.

Auditor Name: EisnerAmper LLP Auditor FirmID: 274 Auditor Location: Iselin, New Jersey

EXPLANATORY NOTE

Byrna Technologies Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2023 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2024.  (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.We currently expect that our definitive proxy statement for the 2024 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	Amend Part III, Items 10,11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

●	Delete the reference on the cover of the Original Form 10-K to include the information required by such Items; and

●
File new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to Annual Report on Form 10-K/A (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section in the Report titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Amendment No. 1 to the Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Amendment No. 1 to the Report and the documents we have filed with the SEC.

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

References in this Report to the “Company,” “we,” “us,” or “our” refer to Byrna Technologies Inc. and its unless the context clearly requires otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Bryan Ganz	66	Chief Executive Officer, President, and Director
Herbert Hughes	64	Chair
Leonard Elmore	72	Director
Chris Lavern Reed	55	Director
Emily Rooney	74	Director
David North	60	Chief Financial Officer, Treasurer
Luan Pham	52	Chief Revenue and Marketing Officer

Bryan Scott Ganz became the Company’s President effective July 13, 2018, Chief Executive Officer effective April 1, 2019, has been a director since June 2016, and a member of the Product Safety Committee since June 2022. Mr. Ganz served as Board Chair from April 2019 to June 17, 2022. Prior to becoming the Company’s President, he was engaged by the Company, beginning in May 2016, in a consulting capacity to assist in a restructuring of operations, evaluation of management, identify sources of capital, and provide strategic advice. Mr. Ganz brings more than 30 years of global business experience in sales management, manufacturing, new product design and development, and supply chain management, and mergers and acquisitions as well as experience as a director of other publicly held companies. Previously, Mr. Ganz founded Maine Industrial Tire LLC, an industrial tire company sold to a unit of Trelleborg AB in 2012. From 1991 to 2009 Mr. Ganz held several roles culminating with CEO of GPX International, Inc. and its predecessor Galaxy Tire Inc. Mr. Ganz started his career at Paramount Capital Group where he was a partner from 1985 to 1991. Mr. Ganz is the founder and majority shareholder of Northeast Industrial Partners LLC, a holding company that owns and operates privately held businesses. In addition, he is a principal in Scudder Bay Capital LLC, a captive private REIT. Mr. Ganz received a J.D. from Columbia Law School and a B.S. in Business Administration from Georgetown University. During Mr. Ganz’s tenure, the Company has transitioned from the research and development stage to produce and sell multiple unique products including less lethal launchers, projectiles, and other personal security tools. Key achievements during under his leadership included listing on Nasdaq, eliminating all long term debt, development of a robust DTC ecommerce program, including Amazon, establishment of a nationwide network of dealers including such large chain sporting goods stores as Cabela’s, Bass Pro, and Sportsman’s Warehouse, establishment of new enlarged manufacturing facilities in the U.S. and South Africa, entry into the Canadian and Latin American markets, successfully completing a share repurchase program, establishing a talented and diverse Board of Directors, and establishing a first class operational infrastructure with a dynamic, experienced quality leadership team. During fiscal 2023 Mr. Ganz powered the Company through a social media advertising ban, working closely with the Chief Marketing and Revenue Officer to develop and implement a new marketing program, restructured operations to improve new product timelines and reduce waste and costs of goods, and worked closely with his management team to expand direct communications with the Board and facilitate oversight. Mr. Ganz leads the management team by example.

Herbert Hughes has been a director since July 9, 2019, and Chair since June 17, 2022. He served as Lead Independent Director from December 2021 through June 16, 2022. Mr. Hughes is Chair of the Audit Committee and is its financial expert. He also is a member of the Compensation Committee, a member of the Nominating and Governance Committee, and a member of the newly formed Succession Planning Committee. Mr. Hughes previously served as Chair of an Ad Hoc Committee during 2021 and 2022 overseeing the establishment of the Company’s stock repurchase program. Mr. Hughes has over three decades of experience in finance, risk management, operational management, and derivatives modeling as an advisor and leader of a diverse range of businesses and is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Since March 2017, Mr. Hughes has been Chief Financial Officer of Wormhole Labs Inc. (“Wormhole Labs”), a metaverse emerging technology company using mixed and augmented applications in enterprise and consumer markets and has served on its board of directors. On December 27, 2023, Wormhole Labs filed a voluntary petition for protection under Chapter 11 of the bankruptcy code in the U.S. Bankruptcy Court for the Western District of Texas, and Mr. Hughes is expected to continue as a manager and Chief Financial Officer of the reorganized company. At Wormhole Labs, Mr. Hughes is responsible for financial reporting, capital structure and formation, and SAAS and ecommerce negotiations, and has worked with the Chief Technology Officer on issues related to the development of Wormhole’s cybersecurity program. Since September 2023, Mr. Hughes has been Chief Financial Officer of Wormhole Information Technology Systems (WITS), and a member of its Board. At WITS Mr. Hughes is responsible for financial reporting, capital structure, and SAAS and enterprise negotiations. WITS is owned in part by Wormhole Labs and builds augmented reality-based enterprise software for power grid companies and other enterprises. Mr. Hughes has held executive level positions in several industries including technology, hospitality, asset management, oil and gas exploration and production, and oil industry services.

Through his professional investment and advisory positions, Mr. Hughes has gained valuable experience with some of the unique challenges related to leadership and growth of an early-stage technology business. Mr. Hughes received a B.A. from Harvard University, and is a member of the Minnesota Chippewa tribe and the National Congress of American Indians. Mr. Hughes is the Company’s first independent Chair. During his tenure as Chair of the Audit Committee, the Company eliminated material weaknesses in its financial processes and controls, the committee has established and implemented a robust oversight program to monitor financial and enterprise risk and facilitate timely and reliable financial reporting, systems, and controls and, in fiscal 2023. focused on broadening and deepening risk oversight through regular engagement with management related to monitoring and tracking key risk areas. As Board Chair Mr. Hughes has worked closely with management and each of the Committee Chairs to improve the Board’s information flow and understanding of the Company’s business drivers. This has improved the Board’s efficiency, focus, and efficacy. He also has set a tone of openness to shareholder and management feedback, seeking to improve transparency and responsiveness. In his roles as Chair of the Board and the senior member of the Compensation Committee he has taken the lead in (i) seeking compensation related feedback from shareholders (ii) including shareholder and proxy advisor feedback in the Compensation Committee’s decision-making process, and (iii) working to improve the transparency of compensation processes and decisions. Under his leadership the Board recently established a Search and Succession committee on which he serves.

Chris Lavern Reed has been a Director since September 1, 2020, and, since April 2012, has been the managing partner of Roca Property Group (previously Garcia Reed Investments, LLC), a real estate management and investment entity. Mr. Reed is Chair of the Compensation Committee and is a member of the Audit, Nominating and Governance, and Product Safety Committees. Mr. Reed has over three decades of experience in global law enforcement. Since August 2022 Mr. Reed has served as an International Financial Crimes Advisor, providing strategic consultation, project management, and risk analysis services in the anti-money laundering and counter-terrorism financing field to international clients. From October 2018 through April 29, 2022, he served with the U.S. Department of State, overseeing classified investigations. From December 2016 to July 2018, Mr. Reed served as the Special Agent in Charge and Director at the U.S. Agency for International Development Office of Inspector General (USAID OIG). Prior to his leadership role with USAID, Mr. Reed served in numerous leadership roles within the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”). Through his work, Mr. Reed has established professional qualifications and training in leadership, security, and financial crime investigations and has strategic and operational experience related to financial risk and fraud matters. Mr. Reed has served as an instructor for the U.S. Department of State Foreign Service Institute and has spoken internationally on the topics of fraud, corruption, and a host of investigative topics. He has served as a subject matter expert in the U.S. Senate on law enforcement, homeland security and fraud issues. Through his government work, Mr. Reed has developed an understanding of complex public policy matters, the government contracting process, and has extensive experience in crisis management and global law enforcement training. He has completed continuing education coursework related to cybercrime, fraud, and business identity theft, among other cybersecurity topics, is a member of the Association of Certified Fraud Examiners and has been a Certified Fraud Examiner since April 2018. Mr. Reed also is a graduate of Georgetown University’s Congressional Fellow Program and has completed Columbia Business School’s Executive Development and Management Programs. Through his business degree, professional certifications, 10 plus years of business experience in the private sector, over 30 years of experience in relevant global and federal law enforcement, and BATF experience, Mr. Reed has developed a broad legal and technical knowledge base including expertise related to money-laundering, bribery, financial fraud corruption and internal conflict of interest schemes designed to hide illicit proceeds. His education, experience and training bring the Board critical oversight and investigative skills, important subject matter expertise, and a high degree of financial literacy. A veteran of the U.S. Marine Corps., he received an M.B.A. from Champlain College, an M.A. from Northern Arizona University, and a B.A. from Indiana University.

During Mr. Reed’s tenure as Chair of the Nominating and Governance Committee, shareholders approved amendments to the Company’s charter to reduce the number of shares authorized from 300,000,000 to 50,000,000, established a new Product Safety Committee of the Board and a management Product Safety Committee, and, working with the Compensation Committee, closely oversaw management’s efforts to address retention challenges. Since he became Chair of the Compensation Committee, previously high turnover has been significantly reduced to industry average, the Committee has worked to understand and address shareholder and proxy advisor feedback concerning previous incentive equity awards by, among other things, negotiating a new agreement with the CEO with only performance based equity incentives, restructuring the short term incentive program to tie annual cash bonuses for senior management, including the CEO, to achievement of preset objective performance thresholds and targets for key financial metrics, improving transparency to employees and shareholders, and tying the majority of annual cash bonuses (beginning in the current fiscal year) to the Company’s financial performance. He also has sought to provide greater transparency into historic compensation decisions and the key metrics to be considered in the current year.

Emily Rooney has been a director since October 1, 2021. She chairs the Company’s Product Safety Committee and serves on the Nominating and Governance Committee and the Ad Hoc Search and Succession Committee. She previously served on the Audit Committee from October 2021 to June 2022 and on an Ad Hoc Committee during 2021 and 2022 overseeing the establishment of the Company’s stock repurchase program. Ms. Rooney has over 40 years of experience as a journalist. Since October 1, 2021, she has been working with Muddhouse Media producing a bi-monthly podcast entitled “Beat the Press” which can be heard through Spotify and Apple Music. From December 1998 through September 2021, she was Executive Editor and host for WGBH’s Emmy Award winning television show Beat the Press, examining media coverage of current events. From January 1997 to December 2014, she was also the creator, Executive Editor, and host of the television show Greater Boston with Emily Rooney. Previously she was the political director for Fox News in New York and Executive Producer of World News Tonight with Peter Jennings, positions in which she oversaw multimillion-dollar budgets. Ms. Rooney’s deep understanding and discerning examination of media, politics, and culture, and her writing and speaking skills, have earned her numerous awards, including the National Press Club’s Arthur Rowse Award for Press Criticism, a series of New England Emmy Awards, and Associated Press recognition for Best News/Talk Show. As an investigative journalist she has examined such company relevant topics as media coverage, financial fraud, police use of lethal force, social justice initiatives, and legislative initiatives related to gun control. Ms. Rooney’s relationships help further the Company’s deep understanding of politics, culture, the media, and public sentiment, are beneficial to the Board in overseeing and facilitating the development of the Company’s business strategy. Ms. Rooney received a B.A. from The American University, Washington D.C.

Ms. Rooney has been instrumental in overseeing management’s development of procedures s related to product safety and safe product use including procedures related to end user safety and employee safety. Under her leadership of the Product Safety Committee, management has undertaken a comprehensive review of product development, manufacturing, customer service, employee training, and recordkeeping and escalation protocols related to product efficacy and safety, is developing updated protocols including third party testing and verification, and is launching a new employee training program and a new online product operation resource to facilitate product safety. Ms. Rooney’s professional experiences, business and industry related knowledge, investigative and analytic skills, and deep understanding politics, culture, the media and public sentiment, developed through her 40 years as an investigative journalist and television producer, including her in depth understanding of current topics relevant to the Company’s business and marketing strategies, are valuable to the Company, Board and its committees in their exercise of oversight and in facilitating, overseeing, and finding resources for strategic planning, including expansion of its new marketing strategies. As a woman she also adds to the Board’s diversity, which we believe adds to the quality, depth, and perspective of the Board.

Leonard Elmore has been a director since December 2021. He serves as Chair of the Nominating and Governance Committee and as a member of the Audit Committee and the Product Safety Committee. He previously served as a member of the Product Safety Committee from December 2021 to June 2022, and during 2021 and 2022 as a member of an Ad Hoc Committee overseeing the establishment of the Company’s stock repurchase program. Mr. Elmore is a retired attorney and business leader, a television sports personality, and an educator. He has a wide spectrum of experience in the private and public sectors, and, through his Co-Chairmanship of the John and James L. Knight Foundation’s Knight Commission on Intercollegiate Athletics, is involved in public interest initiatives directed at promoting diversity, inclusion, and reform in college athletics. A former collegiate basketball All American at the University of Maryland at College Park and a ten-year professional player in both the ABA and NBA, Mr. Elmore has been a Broadcast Analyst for the BIG Ten Network since November 2020. Since August 2018, Mr. Elmore has also served as Senior Lecturer in Discipline at the Columbia University School of Professional Studies Sports Management Program. Mr. Elmore’s prior business experience includes serving as Chief Executive Officer of iHoops, the official youth basketball initiative of the NCAA and NBA, and as the President of Test University, a leading provider of internet-delivered learning solutions for pre-college students. As a practicing attorney, Mr. Elmore was a Partner with the law firm of Dreier LLP and, before that, Senior Counsel with LeBoeuf, Lamb, et. al. (subsequently, Dewey & LeBoeuf). He began his legal career as an Assistant District Attorney with the King’s County (Brooklyn) District Attorney in New York City. Mr. Elmore has extensive public and private Board experience. Since October 2020, Mr. Elmore has been a member of the Board of Directors of 1800Flowers.com (Nasdaq: FLWS), a leading online and telephonic gift and flower retailer, and is the Chair of its Nominating and Corporate Governance Committee. From 2007 until February 2020, Mr. Elmore served as a Director on the Board of Directors of Lee Enterprises, Inc. (Nasdaq: LEE), a newspaper publishing company, where he served on the Audit Committee. He also sat on the Board of iHoops from its foundation. Mr. Elmore has been involved for over a decade in public interest endeavors of the John and James L. Knight Foundation’s Knight Commission on Intercollegiate Athletics, whose focus is to develop, promote and lead transformational change that prioritizes the education, health, safety and success of college athletes, and currently serves as one of the Commission’s Co-Chairs. He chairs the Commission’s Racial Equity Task Force and is a member of its Leadership Committee. He also is on the Board of Advisors of the Shirley Povich Center for Sports Journalism at the University of Maryland College Park Merrill School of Journalism. He received a J.D. from Harvard Law School and a B.A. from the University of Maryland. Mr. Elmore’s education, business experience and experience as a director of other public companies, including as a member of Audit and Governance committees, bring the Board experience in oversight (including of financial reporting and ESG areas), public relations (including media relationships), and a high degree of financial literacy. During his tenure on the Nominating and Governance Committee.

During his tenure on the Nominating and Governance Committee Mr. Elmore was instrumental in the transition to an independent Chair, the restructuring of the Compensation Committee’s responsibilities to improve Board efficiency, improvements to the Board self-evaluation process, development of various ESG related policies, adoption of a Clawback Policy and mandatory agreements by section 16 officers to comply with the Clawback Policy. He also has taken an active role, on behalf of the Board, in driving the development of management level plans for career training, development and departmental crisis continuity and succession plans. We believe Mr. Elmore’s legal education and professional experience, experience as an executive in the public and private sectors, experience on the Boards and on the Nominating and Governance and Audit Committees of other public companies, demonstrated commitment to social justice, safety and promotion of diversity, and his experience as a professional athlete and television commentator, qualify him to serve on our Board and also bring the board important leadership qualities and a high degree of financial literacy. Mr. Elmore is African-American and is one of three directors on our board who has self-identified as belonging to an underrepresented racial, ethnic, or other minority group, diversity that we believe adds to the quality, depth, and perspective of the Board.

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

Family Relationships

There are no family relationships between any of our officers or directors except that Lisa Wager, our Chief Governance Officer and Corporate Secretary, and Michael Wager, our former Chief Strategy Officer, (d. July 8, 2023) were cousins by marriage.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met an aggregate of seven times during fiscal year ended November 30, 2023, 5 of which were virtual meetings (via Zoom) and 2 of which were in person meetings. The Board also acted by unanimous written consent. Each director was present at least 85% of the Board of Directors meetings held while such individual was a director. Executive sessions or meetings of outside (non-management) directors without management present are included on the agenda for each regularly scheduled Board of Directors meeting for a general discussion of relevant subjects. During the fiscal year the independent directors held two stand-alone executive meetings, two executive sessions following Board meetings, and three additional executive sessions following Audit Committee meetings, each of which included meeting in camera with the Company’s independent auditors.

Board Committees

During the fiscal year ended November 30, 2023, the Company had established an Audit Committee, Compensation Committee, a Nominating and Corporate Governance Committee., and a Product Safety Committee. During the fiscal year ended November 30, 2023, the Audit Committee met virtually (over Zoom) five times, the Compensation Committee met virtually six times and in person once, the Nominating and Corporate Governance Committee met virtually two times as a committee, and also acted by consent, and the Product Safety Committee met twice (virtually). Since December 1, 2022, the Board also has established an Ad Hoc Search and Succession Committee of Independent Directors.

Audit Committee

Our Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 5605(c) of the Marketplace Rules of Nasdaq. It exercises sole authority with respect to the selection, appointment, oversight of and, where appropriate, replacement of the Company’s independent registered public accounting firm and the terms of its engagement including compensation; reviews the policies and procedures of the Company and management with respect to maintaining the Company’s books and records and cybersecurity; reviews with the independent registered public accounting firm, upon the completion of its audit, the results of the auditing engagement and any other recommendations the independent registered public accounting firm may have with respect to the Company’s financial, accounting or auditing systems; and reviews with the independent registered public accounting firm, upon the completion of its quarterly review of the Company’s financial statements, the results of the quarterly review and any other recommendations the independent registered public accounting firm may have in connection with such quarterly reviews. Our Audit Committee also is responsible for, among other things, assisting our Board of Directors with oversight of: (1) the integrity of our financial statements; (2) legal, ethical and risk management compliance programs; (3) our systems of internal accounting and financial reporting control. The Audit Committee meets periodically with selected members of management, including the CFO, CEO, CGO, CPO, VP of Supply management, VP of Product Development, and Director of Information Technology, and others to discuss risk topics, including cybersecurity procedures, including employee training and record-keeping, material weaknesses if any, and any risks identified to it by management or by the Company’s independent registered public accounting firm. The Committee also receives any whistleblower reports and oversees compliance with the Company’s insider trading program among other things.

Our Audit Committee members are Herbert Hughes (Chair), Chris Lavern Reed, and Leonard Elmore. Each of these present and former Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. Our Nominating and Governance Committee and the Board have determined that Herbert Hughes is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of the other committee members has the level of ‘financial literacy” required by the applicable rules and regulations of the SEC. Herbert Hughes serves as Chairman of our Audit Committee. During fiscal year 2023, each current member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director's tenure as a member of the Audit Committee.

Compensation Committee

Our Compensation Committee is responsible for, among other things, (i) reviewing and evaluating executive compensation practices and policies of the Company to ensure that they adequately and appropriately align executive and shareowner interests, including their relationship to risk management policies and practices and evaluation of policies and practices that could mitigate any such risk; (ii)setting corporate goals and objectives applicable to the compensation of the chief executive officer (“CEO”), and evaluating, at least annually, the CEO’s performance in light of those goals and objectives; (iii) determining and approving the CEO’s compensation level based on this evaluation; (iv) reviewing and approving the compensation of all other executive officers; (v) reviewing, approving, and making recommendations for stockholder approval to adopt, amend or terminate incentive compensation plans and equity-based plans; and (vi) administering the Company’s incentive compensation plans and equity-based plans ; review and recommendation of non-employee director compensation and benefits for service on the Board and Board committees; (vii) recommendation and periodic review of a CEO succession plan, evaluation of potential candidates for CEO, and recommending to the Board any changes to, and any candidates for succession under, the Succession Plan; and undertaking such other matters as may be referred to the Committee from time to time.

Many key compensation decisions are made during the first part of the fiscal year as the Compensation Committee meets to: review performance for the prior year, determine awards under our incentive plans, and set compensation targets and objectives for the coming year. However, our Compensation Committee also views compensation as an ongoing process and may meet informally and convene special meetings in addition to its regularly scheduled meetings throughout the year for purposes of evaluation, planning and appropriate action including consideration of shareholder and employee feedback on long term incentive programs, shareholder and other feedback on executive compensation, market developments, and proxy advisor guidelines related to compensation and employee retention. During the fiscal year ended November 30, 2023 the Compensation Committee held numerous informal sessions as well as special meetings related to incentive equity programs a new employment agreement for the Chief Executive Officer and acted by consent to make awards under the Company’s equity. Incentive programs. The Compensation Committee meets with the Chief People Officer on topics related to Human Capital Resources including employee turnover, retention or recruitment challenges, diversity, employee satisfaction, and new benefits under consideration. In recent years, in response to challenges to recruitment and retention of key personnel and to evaluate alignment of the Company’s compensation practices and policies with those of a representative peer group the Committee has engaged FW Cook, an independent compensation consultant to review and make recommendations related to compensation topics including retention, recruitment, and negotiation of the CEO’s contract.

The members of our Compensation Committee are Chris Lavern Reed (Chair) and Herbert Hughes. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act and is “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. During fiscal year 2023, each member of the Compensation Committee was present at 100% of the Compensation Committee meetings held during such director's tenure as a member of the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee is responsible for assisting our Board of Directors by: (1) identifying individuals qualified to become members of our Board of Directors and its committees; (2) recommending to our Board of Directors nominees for election to the Board at the annual meeting of stockholders; and (3) assisting our Board of Directors in assessing director performance and the effectiveness of the Board of Directors as a whole. The Committee annually reviews the Board’s and each committee’s charter and composition in terms of the to evaluate the breadth and depth of its substantive knowledge on topics related to general financial risk management, risks specific to the Company, strategic direction and other matters related to its oversight and guidance of management, as well as in view of developments in the business and the legal and regulatory environment and makes recommendations to Committees and the Board to improve oversight and strengthen its resources. In fiscal 2023 the committee recommended and the Chair adopted changes to the Board’s allocation of responsibilities to committees and time allocation at its meeting in response to self-evaluations administered by the committee, made board recommendations related to strengthening the Company’s insider trading policy and clawback policy, and expanding management development and succession planning programs. While the Board currently consists of one member of management and four independent directors, the Committee evaluates candidates brought to its attention on a rolling basis and may recommend additional Board members to provide relevant expertise and experience. Diversity of background, experience, gender, and racial and ethnic identity are considered by the Committee in board recruitment. The board’s five current members include individuals with diverse backgrounds in manufacturing, finance, business, law, public service, the media, and law enforcement. Four individuals add racial, ethnic or gender diversity: one woman, two men who identify as African American, and one man who is a member of a Native American tribe.

The members of our Nominating and Corporate Governance Committee are Leonard Elmore (Chair), Herbert Hughes, Emily Rooney, and Chris Reed. All current members of the Nominating and Corporate Governance Committee are “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq.

Codes of Business Conduct and Ethics/ Insider Trading and Whistleblower Policies

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics is available free of charge on our website at ir.byrna.com. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at ir.byrna.com. The Company also has a formal Whistleblower Policy and Insider Trading Policy which, among other things, (i) generally prohibits hedging in the Company’s securities, posting them as collateral for loans, or holding them in margin accounts and (ii) imposes 90-day cooling periods for the implementation of 10b5-1 plans by executive offiers and directors and 30-day cooling periods for all others. All employees and directors are required to pre-clear trades in our securities and entry into 10b5-1 plans with our compliance officer and are subject to regular quarterly blackout periods as well as special blackout periods when appropriate. To bolster our commitment to the highest ethical standards, our Compensation Committee recently adopted a policy, effective March 1, 2024, to make equity incentive grants on preset dates that do not fall in any standard blackout periods and not to grant options or other forms of equity with exercise prices determined by market prices when in possession of inside information or during blackout periods. In the event an option is granted during such a period, its effective date and the date its exercise price is set will be at least one full trading day after the relevant periodic report or 8K is filed.

Director Independence

A majority of the Board of Directors are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. The Board has reviewed and determined that 80% of our directors are independent under the applicable standards of Nasdaq: Herbert Hughes, Chris Lavern Reed, Leonard Elmore, and Emily Rooney. Each Board Committee except the Product Safety Committee is 100% comprised of independent directors. In December 2021 Herbert Hughes was appointed as Lead Independent Director and effective May 16, 2023 he was elected Chair. During the fiscal year ended November 30, 2023 our independent directors held two stand alone executive meetings of all independent directors, two executive sessions following Board meetings, and three executive sessions with the Company’s auditors following Audit Committee meetings.

Stockholder Nomination Procedures

As of the date of this Report, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Delinquent Section 16(A) Reports

The Company became subject to Section 16(a) of the Exchange Act when its stock was listed for trading on Nasdaq effective May 5, 2021. Our executive officers, directors and beneficial owners of more than 10% of our Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us.

Based solely on a review of the copies of the reports furnished to us and written representations from certain reporting persons that no other reports were required, we believe that during the year ended November 30, 2023, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, other than: (i) form 4 filed October 17, 2023 on behalf of Bryan Ganz (belatedly reporting new spouse’s ownership of common stock), and (ii) forms 4 filed on December 15, 2023 behalf of Bryan Ganz, David North, and Lisa Wager (belatedly reporting cliff vesting/forfeiture of PSU’s that expired without meeting performance triggers).

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

Compensation Process

Our Compensation Committee is independent and involved. Each member of the committee is an independent director and is a non-employee director under the applicable rules of Nasdaq and the SEC, respectively. In fulfilling its duties and responsibilities, the Compensation Committee may consult with members of management and hires independent consultants. In addition, our Chief Executive Officer and Chief People Officer work with our Compensation Committee in making recommendations regarding our overall compensation policies and plans as well as specific compensation levels for officers other than the Chief Executive Officer. Executives are not present for discussion of or participate in decisions on their own compensation.

During fiscal years 2022 and 2023, the Compensation Committee engaged independent compensation consultant FW Cook to provide it with independent advice in negotiating a new contract with the Chief Executive Officer and as to other compensation-related matters, including the reasonableness of management and board compensation relative to peers, the appropriateness of the compensation structure to meet the Company’s business strategy and human resources objectives, and to make recommendations to ensure that short and long term incentives implemented are meaningful, competitive and incentivizing.

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

Short-Term Incentives

We pay annual cash incentive compensation to our executive officers based on achievement of company performance targets and individual factors including position, seniority and individual performance. We seek to balance the security provided by a base salary with the “at-risk” feature of annual incentive compensation to attract and retain top quality employees and provide incentives to enhance the value of the Company’s common stock for its stockholders. The Compensation Committee reviews the program annually and seeks to ensure that it is fair, competitive, and transparent to employees and shareholders.

Long-Term Incentives
We believe equity awards provide an important recruitment, motivational, and retention tool for our executive officers and other key employees, particularly in the extremely competitive current market. Long-term incentives available under our 2020 Amended and Restated Equity Incentive Plan consist of equity-based awards, including restricted stock, restricted share units, stock appreciation rights, and stock options. We currently have two incentive equity award programs designed to align our stockholder and employee interests and to facilitate the recruitment and retention of our employees. The Annual Incentive Equity Program, implemented in fiscal years 2022 and 2023, creates an annual option pool to be allocated to high performing members of the management team. The exercise price of the options is determined by the market price of our stock on the effective date .f the grant, such that if the stock price subsequently goes up, those options will have value to the grantees, and if the stock price does not go up, the options will not have value, thereby aligning the long term interests of the grantees with those of our shareholders. The New Hire Program, which began in 2021, provides for a one-time award of restricted stock units to eligible new employees based on their position, compensation level, and the market value of our stock. Securities awarded under both programs vest over a three year period and require that the grantee remains in service to the Company on applicable vesting dates.

Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended November 30, 2023 and 2022. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal year ended November 30, 2023 whose salary and bonus for services rendered in all capacities exceeded $100,000.

Name and		Salary	Bonus	Stock	Option
Principal	Year	($)	($)	Awards	Awards	Other	Total
Position				($)(1)	($)(2)(4)	($)(3)	($)
Bryan Ganz	2023	465,000	371,250	-	424,782	17,297	1,278,329
Chief Executive Officer	2022	450,000	225,000		2,479,500	19,306	3,173,806
David North	2023	250,000	150,000		212,388	15,695	628,083
Chief Financial Officer	2022	250,000	120,000	235,257	413,578	16,895	1,035,730
Luan Pham	2023	300,000	225,000		212,388	26,321	763,709
Chief Marketing & Revenue Officer	2022	300,000	112,500	39,551	454,936	27,142	934,129

Notes:

(1)
All stock-based awards reported for the years ended November 30, 2023 and November 30, 2022 were restricted stock units with vesting contingent upon continued employment, with a portion of such units subject to performance conditions, and subject to the terms of the governing plan, the grant, and related grant agreements. The grant date fair value of these stock-based awards was determined using Monte-Carlo simulation model.

(2)
All option awards for the years ended November 30, 2022 and November 30, 2023 were stock options that with vesting based on the grantee’s continuous service through specified vesting dates. The grant fair value of each stock option grant is estimated on the date of grant by using the Black-Scholes model.

(3)
Compensation reported under this category includes an employer’s contribution to the cost of health insurance and 401(K) partial matching for those employees contributing to 401(k) plans. These benefits are offered to all employees of the Company on the same terms.

(4)	Options listed in this column that were granted in 2022 included 450,000 to Mr. Ganz (with a grant date fair value of $2,479,500), 75,000 to Mr. North (with a grant date fair value of $413,578) and 82,500 to Mr. Pham (with a grant date fair value of $454,936) that replaced an equivalent number of restricted stock units previously granted to them that were forfeited in 2022.

Employment Agreements

Bryan Ganz

On November 19, 2020, the shareholders approved the Board of Directors’ entry into employment agreement with Bryan Ganz effective August 31, 2020 (the “2020 Ganz Agreement”). Byrna and Mr. Ganz also entered into a Non-competition and Non-solicitation Agreement, covering a period of 12 months from the date of termination of Mr. Ganz’ employment. The 2020 Ganz Agreement provided that Mr. Ganz will be paid an annual salary for $450,000, and a target bonus of 100%, of his base salary, subject to his achievement of criteria established by the Compensation Committee. In addition, in consideration of Mr. Ganz’ rendering of services thereunder, Byrna issued to Mr. Ganz 900,000 RSUs, (on a post-reverse split basis) under the 2020 Plan, which RSUs were to vest (i) one-third when Byrna’s stock trades above $20.00 on a 20-day closing volume weighted average price (“VWAP”), (ii) one-third when Byrna’s stock trades above $30.00 on a 20-day VWAP, and (iii) one-third when Byrna’s stock trades above $40.00 on a 20-day VWAP (all stock price triggers to be adjusted to account for stock splits and reverse stock splits); provided, that Mr. Ganz remain employed by Byrna for three years from the effective date of the 2020 Ganz Agreement (subject to certain terms therein). Mr. Ganz was also entitled to participate in any employee benefit plans maintained by Byrna on behalf of its employees. The 2020 Ganz Agreement, which had a three-year term with optional renewal by mutual, expired on August 31, 2023, with only 300,000 of the 900,000 RSUs vesting and the balance forfeited. In connection with the 2020 Ganz Agreement. During the term of the 2020 Ganz Agreement, all bonuses awarded to Mr. Ganz were less than the target amount.

On September 12, 2024, the Company executed a new Employment Agreement (the “Employment Agreement”), effective September 1, 2023, with Mr. Ganz. The Employment Agreement provides an annual base salary of $495,000 and a target bonus of 100%, with the actual bonus awarded based on criteria established the Compensation Committee. The Employment Agreement has a three-year term ending on August 31, 2026 (the “End Date”) unless terminated earlier pursuant to its terms. As an inducement for Mr. Ganz committing to serve as CEO for up to three additional years, the Company agreed to grant Mr. Ganz 600,000 restricted stock units (the “RSUs”) at the start of fiscal year 2024. The RSUs are subject to a “double trigger” of stock performance and time such that they will vest on the End Date, but only as to (i) one-third of the RSUs if the Company’s common stock achieves a 20-day weighted average of its daily volume weighted average price (the “Weighted Average VWAP”) of at least $6.00 prior to the End Date, (ii) one-third of the RSUs if the Company’s common stock achieves a 20-day Weighted Average VWAP of at least $9.00 prior to the End Date, and (iii) one-third of the RSUs if the Company’s common stock achieves a 20-day Weighted Average VWAP of at least $12.00 prior to the End Date, in each case subject to adjustment to account for any stock splits and reverse stock splits; provided, that Mr. Ganz must remain employed by the Company as its Chief Executive Officer through the End Date for any of the units to vest, subject to exceptions for certain types of termination events during the vesting period. At the time the Employment Agreement was executed, the Company’s stock was trading at approximately $3.50 per share.

Termination and Severance Provisions

The Employment Agreement provides for termination prior to the End Date by the Company or by the Executive with or without cause, following the selection and approval by the Board of a successor in connection with a Qualified Retirement (as such term is defined in the Employment Agreement), or by reason of death or disability. If the Company terminates Mr. Ganz’s employment without Cause or he resigns for Good Reason (as such terms are defined in the Employment Agreement), then Mr. Ganz will be eligible to receive continued payment of his base salary for 12 months, plus fifty percent (50%) of his target bonus amount for the applicable year, subject to the execution of a customary release in favor of the Company. Additionally, if the Company terminates Mr. Ganz’s employment without Cause or he resigns for any reason other than a Qualified Retirement, the performance period for the RSUs will end on the earlier of six months following termination or the End Date, and to the extent that any stock price triggers are met during that period, the RSUs will vest on a prorated basis based on the duration of Mr. Ganz’s service during the term of the Employment Agreement.

If Mr. Ganz’s employment is terminated due to a Qualified Retirement, the performance period for the RSUs will extend until the End Date and, to the extent stock price triggers are met, the RSUs will fully vest notwithstanding Mr. Ganz’s retirement prior to the End Date. If Mr. Ganz’s employment is terminated due to death or disability, the performance period for the RSUs will end on the earlier of six months following termination or the End Date, and to the extent that any stock price triggers are met during that period, the RSUs will vest on a prorated basis based on the duration of Mr. Ganz’s service during the term of the Employment Agreement, provided that if such termination occurs after the one-year anniversary of the Effective Date then the RSUs with a $6.00 price trigger will not be prorated, and if such termination occurs after the two-year anniversary of the Effective Date then the RSUs with a $9.00 price trigger will not be prorated. If, due to a Change of Control (as defined in the Employment Agreement), we cease to exist as a publicly traded entity, each price trigger will be deemed satisfied to the extent that the value per share in the transaction, whether in cash, securities and/or other property, equals or exceeds the applicable price trigger, the RSUs would be converted to time-based vesting, and the RSUs would fully accelerate upon any termination of Mr. Ganz by the Company without Cause or if Mr. Ganz resigns for Good Reason within one year of the Change of Control.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the text of the Employment Agreement, which is filed as Exhibit 10.10 to this Amendment No. 1 to Annual Report on Form 10-K and incorporated herein by reference.

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

Luan Pham

Mr. Pham joined Byrna on March 1, 2021, as the Chief Marketing Officer. In connection with Mr. Pham’s appointment as the Company’s Chief Marketing Officer, he accepted an offer letter from the Company (the “Offer Letter”). The Offer Letter provided that Mr. Pham would be paid an annual base salary of $225,000 and may be eligible for a discretionary bonus. It further provided that Mr. Pham would receive 150,000 restricted stock units that will vest based upon his time at the Company and the Company’s stock price appreciation. The offer letter also included an offer of employee benefits, including health insurance. In January 2022, Mr. Pham’s duties expanded to include the Chief Revenue Officer duties in addition to his marketing responsibilities. His title changed to Chief Marketing & Revenue Officer, his salary increased to $300,000 annually, and he was granted an additional 15,000 restricted stock units that will vest based upon his time at the Company and the Company’s stock price appreciation.

Potential Payments upon Termination or Change of Control

In the event of termination of the Employment Agreement by Mr. Ganz for Good Reason or by Byrna without Cause, or if Mr. Ganz retires pursuant to a Qualified Retirement, Mr. Ganz will be entitled to receive the compensation described above under “Employment Agreements—Termination and Severance Provisions” subject to his execution of a release. Additionally, the options granted to our named executive officers during the fiscal year ended November 30, 2022 provide that, in the event the grantee is terminated without cause or resigns for good reason (as those terms are defined in the applicable award agreements) within twelve months following a change of control, then the vesting of those options will be fully accelerated.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of our 2023 Named Executive Officers as of November 30, 2023:

OPTION AWARDS						STOCK AWARDS

NAME	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of unvested earned stock units	Number unearned units of stock that have not vested (2)(3)	Market value of unearned unvested stock units
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Bryan Ganz	225,000	225,000		9.23	3/23/32	-	-	-	-
	13,333	53,334		8.96	12/8/32	-	-	-	-
David North	37,500	37,500	-	9.23	3/23/32	-	-	-	-
	6,666	26,667	-	8.96	12/8/32
	-	-	-	-	-	20,000	117,000	10,000	58,500
	-	-	-	-	-	30,000	175,500	15,000	87,750
Luan Pham	41,250	41,250	-	9.23	3/23/32	-		-
	6,666	26,667	-	8.96	12/8/32	-	-	-	-
	-	-	-	-	-	50,000	292,500	25,000	146,250
	-	-	-	-	-	5,000	29,250	2,500	14,625

Notes

(1)
All unearned unvested option awards expiring 3/23/32 are stock options that vest as follows: 1/3 on the first anniversary of the grant (March 23, 2023) and the remaining 2/3 in eight equal increments each quarter after the initial vesting. Unearned unvested option awards expiring 12/8/32 are stock options that vest as follows: 20% on the first anniversary of the grant, 30% on the second grant anniversary, and the remaining 50% on the third anniversary of the grant date.

(2)	All unvested stock-based awards listed are restricted stock units that will not vest until the third anniversary of the grant and only if certain performance triggers have been satisfied.
(3)	The option awards that expire 3/23/32 and the unearned stock awards listed are the units after the stock plan modification.

Pension Plan Benefits and Defined Contribution Plans

The Company does not have a pension plan or defined benefit plan that provides for payments or benefits to the Named Executive Officers at, following, or in connection with retirement.

Compensation of Directors

DIRECTOR COMPENSATION

The following table summarizes the director compensation of our non-employee directors for fiscal year 2023:

Name(1)	Fees earned or paid in cash ($)	Stock- based Awards ($)(2)(3)	Total ($)
Herbert Hughes	95,000	110,000	205,000
Chris Lavern Reed	62,500	80,000	142,000
Emily Rooney	60,000	80,000	140,000
Leonard Elmore	60,000	80,000	140,000

(1)
Bryan Ganz, our Chairman and Chief Executive Officer, is not included in this table because Mr. Ganz is our employee, and thus received no compensation for his service as a director. The compensation received by Mr. Ganz as an employee of the Company is shown in the Summary Compensation Table on page 10.

(2)
All stock-based awards were restricted stock units valued for purposes of this table as of the grant date. The stock based awards listed here for each director reflect awards to each independent director of 21,918 units as partial compensation for services to be rendered for the 2023 to 2024 Annual Meeting cycle, vesting of which is conditional upon full performance of such services. The award for Mr. Hughes includes a stipend of 8,219 units as partial compensation for his service as the Chair of the Board for the 2023 to 2024 Annual Meeting cycle, vesting of which is conditional upon completion of those services.

(3)
At our 2023 fiscal year end Mr. Hughes had 17,500 outstanding options exercisable at $1.90, and the non-employee directors held the following unvested restricted stock units: 30,137 for Herbert Hughes; 21,918 for Chris Lavern Reed; 21,918 for Emily Rooney; and 21,918 for Leonard Elmore. In addition they held the following restricted stock units had vested but had not yet been settled: 12,500 units for Herbert Hughes and 9,091 units each for Emily Rooney, Chris Lavern Reed and Leonard Elmore.

During the year ended November 30, 2021, based on the advice of FW Cook base board compensation was set at $110,000, half of which was to be paid in a combination of cash and restricted equity. In addition, the following stipends were to be paid:

Audit Committee Chair: $10,000
Compensation Committee Chair: $7,500
Nominating & Governance Committee Chair: $5,000
Lead Independent Director: $25,000

During the year ended November 30, 2022, the board compensation cycle was changed from a fiscal year basis to an annual meeting cycle basis. Additionally, based on certain criteria set following consultation with FW Cook, including peer data and incentive and retention goals, the base board compensation was increased to $135,000 per annum, of which the equity portion was $80,000 of restricted stock (9,091 units). Committee Chair stipends were held at the rates set in 2021 with the addition of the following stipends, on a per annum basis, for new positions:

Product Safety Committee Chair: $5,000
Independent Chairman of the Board: $30,000 cash, together with restricted stock unit award of $30,000 (3,409 shares).

No changes were made to the structure of board compensation levels during fiscal 2023 for the 2023-2024 Annual Meeting cycle. The base remains $135,000 of which $80,000 is paid in the form of an award of restricted stock units and $55,000 in cash, and the cash stipends for chairs remain the same, including the Chairman’s stipend of $30,000 in cash and $30,000 in restricted stock units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2024, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of March 20, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 22,736,497 shares of our common stock issued and outstanding as of March 20, 2024. Common stock subject to stock options currently exercisable or exercisable within 60 days of March 20, 2024 are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Names and Address(1)	Common Stock	Percent of Class
Greater Than 5% Stockholders
Pierre Lapeyre Jr. (2) c/o Riverstone Holdings LLC 712 Fifth Avenue, 36th Floor New York, NY 10019	2,891,943	13.02%
ArrowMark Colorado Holdings, LLC (3)	1,501,961	6.76%
Named Executive Officers
Bryan Scott Ganz(4)	1,746,301	7.85%
Luan Pham(5)	80,053	*
David North(6)	122,066	*
Lisa Wager(7)	316,221	1.42%
Non-employee Directors
Chris Lavern Reed	20,124	*
Herbert Hughes	137,425	*
Leonard Elmore	12,500	*
Emily Rooney	13,146	*
All Executive Officers and Directors as a group	2,447,836	10.78%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Byrna Technologies Inc., 100 Burtt Road, Suite 115, Andover, Massachusetts 01810.

(2)
This information is based in part upon a Schedule 13G filed by Mr. Lapeyre on January 31, 2022. Mr. Lapeyre’s principal business address is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(3)
This information is based in part upon a Schedule 13G filed by ArrowMark Colorado Holdings, LLC (“ArrowMark”) on February 14, 2023. The principal business address of ArrowMark is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(4)
Consists of (i) 880,356 shares of common stock owned by Mr. Ganz in his individual capacity, (ii) options exercisable into 313,333 shares of our common stock within 60 days of March 20, 2024 (iii) 478,059 shares of common stock owned by Northeast Industrial Partners LLC, of which Mr. Ganz is the majority holder, (iv) 70,353 shares of common stock owned by the Judith Ganz Trust, of which Mr. Ganz is the trustee, and (v) 3,800 shares of common stock owned by Li Zhang, who married Mr. Ganz in January 2023.

(5)	Consists of (i) 18,387 shares of our common stock owned by Mr. Pham, and (ii) options exercisable into 61,666 shares of our common stock within 60 days of March 20, 2024.

(6)	Consists of (i) 65,400 shares of our common stock owned by Mr. North, and (ii) options exercisable into 56,666 shares of our common stock within 60 days of March 20, 2024.

(7)	Consists of (i) 266,221 shares of our common stock owned by Ms. Wager, and (ii) options exercisable into 50,000 shares of our common stock within 60 days of March 20, 2024.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 13, 2018, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with André Buys pursuant to which we purchased certain intellectual property from Mr. Buys for consideration to consist of a first payment of cash at the closing and a second payment of $500,000 cash or $750,000 in Company’s common stock (the “Second Payment”), and engaged him as our Chief Technology Officer (“CTO”). Under the Purchase and Sale Agreement, we were prohibited from terminating Mr. Buys without cause prior to April 13, 2021. On December 19, 2019, we and Mr. Buys entered into an amendment to the Agreement (the “Amendment”) which provided, among other things, that in lieu of the Second Payment the Company would issue to Mr. Buys (and/or his designees) shares of restricted common stock valued at $630,000 as soon after the effective date of the Amendment as it is approved by the Board. We also agreed to make an additional cash payment of $80,000 to Mr. Buys, which has been paid. Under the Amendment the number of shares to be issued was to be calculated based on the average closing price of our common stock for the 20 days before the Amendment was signed and approved by the Board, both of which occurred on December 19, 2019. The Amendment also terminated Mr. Buys' security interest in and reversionary rights to the intellectual property covered by the Agreement, modified certain terms of the Purchase and Sale Agreement relating to royalties, raised Mr. Buys' compensation as CTO to $12,500 per month and provided that, upon Mr. Buy's relocation to Boston, he would become a full-time employee of the Company and earn a salary of $14,000 per month plus certain benefits. We expensed $0, $389,992 and $204,813 for royalties due to Mr. Buys during the years ended November 30, 2022, 2021, and 2020 respectively. We also recorded stock-based compensation expense of $0, $6,341, and $16,909 during the years ended November 30, 2022, 2021, and 2020, respectively, related to stock options granted to Mr. Buys in 2018 to acquire 1,500,000 shares of common stock (150,000 shares on a post-reverse split basis). We terminated the royalty payments for the launcher patent in December 2021 and granted 200,000 RSUs to Mr. Buys during the fiscal year ended November 30, 2022 in exchange for waiving all future rights to royalties related to the launcher patent. During the fiscal year ended November 30, 2023, we and Mr. Buys agreed to immediately accelerate all 200,000 RSUs. Mr. Buys ceased serving as our CTO effective as of November 31, 2023.

We have subleased office premises at our Massachusetts headquarters to a corporation owned and controlled by Mr. Ganz, our President and Chief Executive Officer, since July 1, 2020. Sublease payments received were $14,449.20, $30,000 and $12,040 for the years ended November 30, 2023, 2022 and 2021, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES :

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by EisnerAmper LLP, the principal accountant for the audit of the Company's financial statements and review of financial statements included in the Company's reports for the fiscal years ended November 30, 2023 and November 30, 2022.

	2023	2022
Audit Fees	$299,250	$252,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	23,737
TOTAL	$299,250	$275,737

(1)
Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, review of our 2022 S-1 filings and assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no audited-related fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2023 and 2022.

(3)
Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2023 and 2022.

(4)
All Other Fees include professional services rendered by EisnerAmper LLP, for compliance with state and local sales taxes and an analysis of the impact of Internal Revenue Code section 382 on the availability of the Company’s past net operating losses for application against future income taxes.

All of the services performed in the fiscal years ended November 30, 2023 and 2022 were pre-approved by the Audit Committee. It is the Audit Committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The audit committee’s authority to pre-approve non-audit services may be delegated to one or more members of the audit committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. In addition, the audit committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

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

3.3
Certificate of Amendment to the Certificate of Incorporation, dated June 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2022).

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

10.3#
Form of Nonqualified Stock Option Award Agreement under the Byrna Technologies Inc. 2020 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 1, 2021).

10.4
Purchase and Sale Agreement by and among the Company and Andre Buys, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2018).

10.5
Amendment to Purchase and Sale Agreement by and among the Company and Andre Buys, dated December 19, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 8, 2020).

10.6†
Stock Purchase Agreement, dated as of May 5, 2020, by and among the Company, Roboro, the Sellers and the Seller Representative (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 18, 2020).

10.7†
Asset Purchase Agreement by and among the Company, Kore Outdoor (US) Inc. and Kore Outdoor Inc., dated as of May 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

10.8#
Form of Indemnification Agreement by and between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Amendment to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 12, 2021).

10.9†
Asset Purchase Agreement by and between Byrna Technologies Inc. and Fox Labs International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2022).

10.10#
Employment Agreement, dated September 1, 2023, by and between the Companyand Bryan Ganz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2023).

21.1	List of Registrant's Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.4	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 furnished with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).**

97.1	Byrna Technologies Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

101.INS
Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

101.CAL
Inline XBRL Taxonomy Calculation Linkbase (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

101.LAB	Inline XBRL Taxonomy Label Linkbase (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

101.PRE
Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

101.DEF
Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024).

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

Date: March 29, 2024	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director