Form 10-Q
period 2024-02-29
Byrna Technologies Inc.
filed 2024-04-05
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Large accelerated filer   ☐    Accelerated filer  ☐     Non-accelerated filer  ☒     Smaller reporting company ☒      Emerging growth company ☐

☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of April 1, 2024, the Company had 24,924,389 issued and 22,736,497 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	February 29,	November 30,
	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,176	$20,498
Accounts receivable, net	1,536	2,945
Inventory, net	12,128	13,890
Prepaid expenses and other current assets	1,131	868
Total current assets	38,971	38,201
LONG TERM ASSETS
Intangible assets, net	3,510	3,583
Deposits for equipment	1,269	1,163
Right-of-use asset, net	1,688	1,805
Property and equipment, net	3,591	3,803
Goodwill	2,258	2,258
Loan to joint venture	1,431	1,473
Other assets	24	28
TOTAL ASSETS	$52,742	$52,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,131	$6,158
Operating lease liabilities, current	641	644
Deferred revenue, current	2,595	1,844
Total current liabilities	8,367	8,646
LONG TERM LIABILITIES
Deferred revenue, non-current	71	91
Operating lease liabilities, non-current	1,135	1,258
Total liabilities	9,573	9,995

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,375,754 shares issued and 22,209,767 shares outstanding as of February 29, 2024 and, 24,168,014 shares issued and 22,002,027 outstanding as of November 30, 2023	24	24
Additional paid-in capital	131,374	130,426
Treasury stock (2,165,987 shares purchased as of February 29, 2024 and November 30, 2023)	(17,500)	(17,500)
Accumulated deficit	(69,558)	(69,575)
Accumulated other comprehensive loss	(1,171)	(1,056)

Total Stockholders’ Equity	43,169	42,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,742	$52,314

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Net revenue	$16,654	$8,411
Cost of goods sold	7,015	3,165
Gross profit	9,639	5,246
Operating expenses	9,803	7,240
LOSS FROM OPERATIONS	(164)	(1,994)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(58)	(136)
Interest income	280	143
Loss from joint venture	(42)	(167)
Other income (expense)	1	(58)
INCOME (LOSS) BEFORE INCOME TAXES	17	(2,212)
Income tax benefit	—	59
NET INCOME (LOSS)	17	(2,153)

Foreign currency translation adjustment for the period	(115)	(585)
COMPREHENSIVE LOSS	$(98)	$(2,738)

Basic net income (loss) per share	$0.00	$(0.10)
Diluted net income (loss) per share	$0.00	$(0.10)

Weighted-average number of common shares outstanding - basic	22,035,249	21,860,200
Weighted-average number of common shares outstanding - diluted	22,838,827	21,860,200

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$17	$(2,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	938	1,464
Depreciation and amortization	338	276
Amortization of debt issuance costs	4	—
Operating lease costs	117	362
Loss from joint venture	42	167
Changes in assets and liabilities:
Accounts receivable	1,409	1,487
Deferred revenue	731	525
Inventory	1,762	(2,896)
Prepaid expenses and other current assets	(263)	(418)
Other assets	—	13
Accounts payable and accrued liabilities	(1,027)	(1,823)
Operating lease liabilities	(126)	(375)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,942	(3,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(171)	(206)
Equity method investment in joint venture	—	(520)
Loan to joint venture	—	(1,556)
NET CASH USED IN INVESTING ACTIVITIES	(171)	(2,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	10	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10	—
Effects of foreign currency exchange rate changes	(103)	11
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	3,678	(5,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,498	20,068
CASH AND CASH EQUIVALENTS END OF PERIOD	$24,176	$14,426

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 29, 2024 and February 28, 2023

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Stock-based compensation	—	—	938	—	—	—	—	938
Issuance of common stock pursuant to exercise of stock options	167,967	—	10	—	—	—	—	10
Issuance of common stock pursuant to vesting of restricted stock units	39,773	—	—	—	—	—	—	—
Net income	—	—	—	—	—	17	—	17
Foreign currency translation	—	—	—	—	—	—	(115)	(115)
Balance, February 29, 2024	24,375,754	$24	$131,374	(2,165,987)	$(17,500)	$(69,558)	$(1,171)	$43,169

Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Issuance of common stock pursuant to vesting of restricted stock units	13,636	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,464	—	—	—	—	1,464
Net loss	—	—	—	—	—	(2,153)	—	(2,153)
Foreign currency translation	—	—	—	—	—	—	(585)	(585)
Balance, February 28, 2023	24,032,248	$23	$126,938	(2,165,987)	$(17,500)	$(63,536)	$(1,205)	$44,720

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended February 29, 2024 and February 28, 2023

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a technology company, specializing in next generation alternatives to traditional firearms without the risk of taking a life.  The Company's launchers can be used for self-defense and personal security by consumers in all 50 states without a firearms license, subject to local regulations. The Company also sell accessories, pepper sprays, and other personal safety tools. Most of the sales are to consumers in the United States via our Company e-commerce site, the Amazon storefront, or the brick and mortar location in Las Vegas, and through retailers, including big box stores.  The Company's products also may be sold to private security and public security officers. Since 2020, the Company have not manufactured or sold any products to or for use by the military. The Company operates two manufacturing facilities, a 30,000 square foot facility located in Fort Wayne, Indiana and a 20,000 square foot manufacturing facility located in Pretoria, South Africa.

On January 10, 2023, the Company created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Byrna LATAM, and the remaining 49% of stock in Byrna LATAM is held by Fusady.  See Note 7, "Investment in Joint Venture" for additional information.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to February 29, 2024, the Company has incurred an accumulated deficit of approximately $69.6 million.  The Company has funded operations through the issuance of common stock.  The Company generated a nominal amount of net income for the three months ended February 29, 2024.  The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These condensed consolidated financial statements for the three months ended February 29, 2024 and February 28, 2023 include the accounts of the Company and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a  fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three months ended February 29, 2024 and  February 28, 2023, and its cash flows for the three months ended February 29, 2024 and February 28, 2023 are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about stock-based compensation expense, valuation for deferred tax assets, incremental borrowing rate on leases, valuation and carrying value of goodwill and other identifiable intangible assets, useful life of long-lived assets, inventory reserves, and allowance for credit losses.

5.	RECENT ACCOUNTING GUIDANCE

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.

Recently Adopted Accounting Pronouncement

In 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016- 13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts receivables. This is expected to generally result in earlier recognition of allowances for credit losses. The Company adopted ASU 2016-13 on December 1, 2023 and it did not have a material impact on the Company’s financial statements.

Accounting Pronouncement Issued but Not Adopted

In 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal periods beginning after December 15, 2025. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2024, and is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the effect that ASU 2023-07 will have on its financial statements and disclosures and believes it will not a material impact on the Company’s consolidated financial statements.

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation—Stock Compensation.  The Company believe it will not have a material impact on the Company’s consolidated financial statements.

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

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounts for the investment in the joint venture using the equity method since the Company does not have voting control of Byrna LATAM.  Additionally, the Company does not have substantive participating rights that would result in the Company having control of Byrna LATAM. The Company recorded its share of the joint venture’s loss during the three months ended February 29, 2024 of less than $0.1 million in the Consolidated Statements of Operations and Comprehensive Loss as loss from joint venture. The carrying value of the Company's investment in the joint venture at February 29, 2024 and November 30, 2023 is at zero in the Consolidated Balance Sheets.

In January 2023, the Company loaned $1.6 million to Byrna LATAM.  The loan bears interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%.  The interest rate on the loan was 8.3% as of  February 29, 2024.  The loan amount must be repaid within five years from the date of the loan, or January 10, 2028.  Interest income related to the loan receivable was $0.1 million for the three months ended February 29, 2024, and the three months ended February 28, 2023 and is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The loan receivable is recorded as loan to joint venture in the Consolidated Balance Sheets.

8.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates most of its revenue through e-commerce portals to consumers, as well as wholesale distribution of its products and accessories to dealers/distributors and retail stores.  The Company also sells products to large end-users such as private security companies and law enforcement agencies. Since winding down the legacy 40mm business in 2019 and 2020, the Company does not manufacture or sell any products regulated by the BATF or for military applications. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and is classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three months ended February 29, 2024 and  February 28, 2023 were immaterial.

The Company does not offer a money-back guarantee to dealers or retailers. These customers  may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. According, the Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three months ended February 29, 2024 and  February 28, 2023 were immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Accounts receivable, net of allowances, was $1.5 million, $2.9 million and $5.9 million as of  February 29, 2024, November 30, 2023 and November 30, 2022, respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.  As of February 29, 2024, November 30, 2023 and November 30, 2022, the total allowance for credit losses recorded was $0.5 million, $0.5 million and less than $0.0 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty as of  February 29, 2024 and February 28, 2023 was $2.7 million and $1.3 million, respectively, and $1.9 million and $0.8 million as of  November 30, 2023 and 2022, respectively.  The amount recognized in revenue for the three months ended  February 29, 2024 and February 28, 2023 was less than $0.1 million for both periods.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended
	February 29,	February 28,
Distribution channel	2024	2023
Wholesale (dealer/distributors)	$3,553	$2,039
E-commerce (direct to consumers)	13,101	6,372
Total	$16,654	$8,411

9.	INVENTORY

The following table summarizes inventory (in thousands):

	February 29,	November 30,
	2024	2023
Raw materials	$6,979	$7,543
Work in process	1,895	2,439
Finished goods	3,254	3,908
Total	$12,128	$13,890

10.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	February 29,	November 30,
	2024	2023
Computer equipment and software	$814	$817
Furniture and fixtures	272	273
Leasehold improvements	987	989
Machinery and equipment	3,478	3,425
	5,551	5,504
Less: accumulated depreciation	1,960	1,701
Total	$3,591	$3,803

The Company recognized $0.2 million in depreciation expense during the three months ended February 29, 2024 and February 28, 2023. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

At February 29, 2024 and November 30, 2023, the Company had deposits of $1.3 million and $1.2 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

11.	INTANGIBLE ASSETS

The components of intangible assets were as follows:

		Balance at February 29, 2024			Balance at November 30, 2023
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,931	$(787)	$3,144	$3,931	$(723)	$3,208
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(64)	6	70	(55)	15
Total		$4,361	$(851)	$3,510	$4,361	$(778)	$3,583

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.   Total intangible assets amortization expense for the three months ended February 29, 2024 and February 28, 2023 were $0.1 million.

Estimated future amortization expense related to intangible assets as of February 29, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2024 (nine months)	$197
2025	254
2026	254
2027	254
2028	254
Thereafter	1,937
Total	$3,150

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	February 29,	November 30,
	2024	2023
Trade payables	$3,193	$2,617
Accrued sales and use tax	626	834
Accrued people costs	753	2,173
Accrued professional fees	224	201
Other accrued liabilities	335	333
Total	$5,131	$6,158

13.	STOCK-BASED COMPENSATION

2020 Plan

On October 23, 2020, the Company's Board of Directors approved and on November 19, 2020, the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 3,800,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis.  Total stock-based compensation expense was $0.9 million and $1.5 million for the three months ended February 29, 2024 and February 28, 2023, respectively.  Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Restricted Stock Units

 During the three months ended February 29, 2024, the Company granted 600,000 of the RSU's with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs will be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. In addition, the Company also granted 97,974 time-based RSU's during the three months ended February 29, 2024.  Stock-based compensation expense for the RSUs for the three months ended February 29, 2024 and February 28, 2023 was $0.5 million and $1.0 million, respectively.

The assumptions that the Company used to determine the grant-date fair value of RSU's granted with a double trigger for the three months ended February 29, 2024 were as follows:

Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s common stock on date of grant	$6.03

As of  February 29, 2024, there was $2.2 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.6 years.

The following table summarizes the RSU activity during the three months ended February 29, 2024:

RSUs
Unvested and outstanding as of November 30, 2023	578,250
Granted	697,974
Settled	(39,773)
Forfeited	(24,417)
Unvested and outstanding at February 29, 2024	1,212,034

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.4 million and $0.5 million during the three months ended February 29, 2024 and February 28, 2023, respectively.  As of February 29, 2024, there was $3.0 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.8 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model. The assumption that the Company used to determine the grant-date fair value of stock options granted for the three months ended February 29, 2024 were as follows:

Risk free rate	4.10%
Expected dividends	$—
Expected volatility	75.75%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	$6.89

The following table summarizes option activity under the 2020 Plan during the three months ended February 29, 2024:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2023	1,384,666	$7.12
Granted	199,500	6.89
Exercised	(205,000)	2.06
Outstanding, February 29, 2024	1,379,166	$8.80
Exercisable, February 29, 2024	467,257	$8.74

Of the 205,000 shares issued upon exercise of options, 37,023 options were used due to the exercise was cashless.

14.	EARNINGS PER SHARE

For the three months ended February 29, 2024, the Company recorded net income, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three months ended February 29, 2024. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

For the three months ended  February 28, 2023, the Company recorded net loss.   As such, because the dilution from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the February 28, 2023. Stock options and RSUs that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

For the Three Months Ended
February 28,
2023
Stock Options	1,514,416
Restricted stock units	1,263,565
Total	2,777,981

The following table sets forth the allocation of net income (loss) for the three months ended February 29, 2024 and  February 28, 2023, respectively:

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Net income (loss)	$17	$(2,153)

Weighted-average number of shares used in computing net income (loss) per share, basic	22,035,249	21,860,200
Net income (loss) per share - basic	$-	$(0.10)
Weighted-average number of shares used in computing net income (loss) per share, diluted	22,838,827	21,860,200
Net income (loss) per share - diluted	$0.00	$(0.10)

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended February 29, 2024:

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Weighted-average common shares outstanding- basic	22,035,249	21,860,200
Assumed conversion of:
Dilutive stock options	37,014	—
Dilutive RSUs	766,564	—
Weighted-average common share outstanding- diluted	22,838,827	21,860,200

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Options	1,130,166	1,514,416
RSUs	301,667	1,263,565
Total	1,431,833	2,777,981

15.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company terminated the royalty payments to the Company's former CTO in  December 2021 and granted 200,000 RSUs during the fiscal year ended  November 30, 2022 in exchange to waive all future rights and entitlements to the former CTO.  During the fiscal year ended  November 30, 2023, the Company and the former CTO agreed to immediately accelerate the 200,000 RSUs, which resulted in $0.5 million in accelerated stock compensation expense.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were a nominal amount for the three months ended February 29, 2024 and February 28, 2023.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were no sales to Bersa S.A. during the three months ended February 29, 2029 and less than $0.1 million for the three months ended  February 28, 2023. As of  February 29, 2024, the Company had accounts receivable of $0 and $1.6 million as of  November 30, 2023.

16.	LEASES

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

For the three months ended  February 29, 2024 and February 28, 2023, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	February 29, 2024	February 28, 2023
Lease Cost:
Operating lease cost	$160	$161
Short-term lease cost	-	4
	$160	$165

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$169	$162
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

Operating Leases:
Weighted-average remaining lease term (in years)	3.2	5.1
Weighted-average discount rate	9.1%	9.6%

Future lease payments under non-cancelable operating leases as of February 29, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2024 (nine months)	$510
2025	584
2026	527
2027	394
2028	53
Total lease payments	2,068
Less: imputed interest	292
Present value of operating lease liabilities	$1,776
Operating lease liabilities, current	$641
Operating lease liabilities, non-current	$1,135

17.	INCOME TAXES

For the three months ended February 29, 2024, the Company recorded a nominal amount of income tax expense. For the three months ended February 28, 2023, the Company recorded an income tax benefit of $0.1 million.  For the three months ended February 29, 2024 and February 28, 2023, the effective tax rate was 0.0% and 2.7%, respectively.   The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

18.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement, dated April 13, 2018, and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.03 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.  On  January 7, 2022, the Company and its former CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's on  August 3, 2022, which then vests in two years from  January 7, 2022.  In  June 2023, the Company and the former CTO agreed to accelerate the vesting of the 200,000 RSUs and the Company recognized stock compensation expense of $1.0 million associated with the RSUs during the year ended  November 30, 2023.

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

19.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three months ended February 29, 2024 and February 28, 2023, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
February 29, 2024	$15,538	$63	$517	$536	$16,654
February 28, 2023	7,857	33	125	396	8,411

20.	FINANCIAL INSTRUMENTS

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

During the three months ended February 29, 2024, in comparison to the prior year period, the U.S. dollar was weaker in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand and the Company recorded a translation adjustment loss of $0.1 million and $0.6 million related to the South African rand during the three months ended February 29, 2024 and February 28, 2023, respectively.

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

The Company is exposed to credit losses on accounts receivable balances. The Company uses a simplified approach to calculate a general provision for credit losses. An allowance is calculated for each aging “bucket,” based on the risk profile of that bucket. The Company revisit the reserve periodically, but no less than quarterly, with the same analytical approach in order to determine if the allowance needs to be increased or decreased, based calculation of each aging bucket.

The Company loaned $1.6 million to Byrna LATAM, which was formed in January 2023 as a joint venture in South America.  The Company will determine if an estimate for a credit loss on this loan is needed by considering the financial position of Byrna LATAM, the current economic environment, collections on our accounts receivable balances with Byrna LATAM, as well reasonableness and supportable forecasts to support the payment of this loan.  The Company will review these factors quarterly to determine if any adjustments are needed.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2024 (the “2023 10-K”), the Company’s subsequent filings with the SEC, which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, restrictions or prohibitions imposed by advertising platforms, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South America and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

On January 10, 2023, the Company created a new joint venture with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in the joint venture entity, Byrna LATAM, and the remaining 49% of stock in Byrna LATAM is held by Fusady.

RESULTS OF OPERATIONS

Three months ended February 29, 2024 as compared to three months ended February 28, 2023:

Net Revenue

Revenues were $16.7 million in the first quarter of 2024 which represents an increase of $8.2 million as compared to the prior year period revenues of $8.4 million.  Due to transformational shift in our advertising strategy in September 2023, our direct-to-consumer revenues through our website and Amazon for the three months ended February 29, 2024 increased $6.7 million to $12.8 million from $6.1 million in prior year period. Sales to our domestic dealers/distributors for the three months ended February 29, 2024 also increased $0.7 million to $2.2 million from $1.5 million in the prior year period.  Sales to customers in Canada also slightly increased $0.1 million to $0.5 million for the three months ended February 29, 2024 from $0.4 million in the prior year period. In addition, Fox Labs, which we acquired on May 25, 2022, increased sales by $0.1 million to 2024for the three months ended February 29, 2024 from $0.3 million in the prior year period. International sales (other than Canada), which are characterized by infrequent but very large orders, increased by $0.6 million to $0.8 million during the first quarter of 2024 from $0.2 million in the prior year period.

Cost of Goods Sold

Cost of goods sold was $7.0 million in the first quarter of 2024 compared to $3.2 million in the prior year period. This $3.9 million increase is due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $9.6 million in the first quarter of 2024, or 57.9% of net revenue, as compared to gross profit of approximately $5.2 million, or 62.4% of net revenue, in the prior year period.  The decrease in gross profit as a percentage of sales is primarily due to the prior year period included a one-time adjustment for higher absorption of fixed costs than our typical quarters.

Operating Expenses

Operating expenses were $9.8 million in the first quarter of 2024, an increase of $2.6 million, as compared to the prior year period expenses of $7.2 million.  The increase is due to higher marketing expenses of $1.9 million, $0.5 million due to variable expenses which increased in proportion to increase sales volume, $0.4 million of higher accrued bonus expense driven by improved financial performance and $0.3 of higher professional fees.  This increase was offset by a $0.5 million decrease in stock-based compensation.

Other Income (Expense)

We recorded $0.3 million of interest income during the first quarter of 2024 compared to $0.1 of interest income in the first quarter of 2023.  We recorded a loss of less than $0.1 million from our South American joint venture investment during the first quarter of 2024 compared to $0.2 million for the first quarter of 2023.

Income Tax Provision

For the three months ended February 29, 2024, the Company recorded a nominal amount of income tax expense. For the three months ended February 28, 2023 the Company recorded an income tax benefit of $0.1 million. For the three months ended February 29, 2024 and February 28, 2023, the effective tax rate was 0.0% and 2.7%, respectively.   The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income as reported in our condensed consolidated statements of operations and comprehensive (loss) income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, (v) impairment loss and (vi) one-time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	February 29,	February 28,
	2024	2023
Net income (loss)	$17	$(2,153)

Adjustments:
Interest income	(280)	(143)
Income tax benefit	—	(59)
Depreciation and amortization	338	276
Non-GAAP EBITDA	75	(2,079)

Stock-based compensation expense	938	1,464
Severance/Separation	163	—
Non-GAAP adjusted EBITDA	$1,176	$(615)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of February 29, 2024 totaled $24.2 million, an increase of $3.7 million from $20.5 million of cash and cash equivalents as of November 30, 2023.

Operating Activities

Cash provided by operating activities was $3.9 million for the three months ended February 29, 2024 compared to cash used in operations of $3.4 million during the prior year period. Net income was less than $0.1 million compared to net loss of 2.2 million for the three months ended February 29, 2024 and 2023, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expenses of $0.9  million for the three months ended February 29, 2024 compared to $1.5  million for the three months ended February 28, 2023; operating lease costs of $0.1 million for the three months ended February 29, 2024 compared to $0.4 million for the three months ended February 28, 2023, and less than a $0.1 million of joint venture investment loss in the three months ended February 29, 2024 compared to $0.2 million during the three months ended February 28, 2023.

Inventory decreased during the three months ended February 29, 2024 by $1.8 million compared to increase of $2.9 million for the three months ended February 28, 2023 Accounts receivable decreased by $1.4  million during the three months ended February 29, 2024 as compared to a decrease of $1.5 million for the three months ended February 28, 2023.  Accounts payable and accrued liabilities decreased during the three months ended February 29, 2024 by $1.0  million compared to a decrease of $1.8 million for the three months ended February 28, 2023. Prepaid expenses and other current assets increased by $0.3 million during the three months ended February 29, 2024 compared to a decrease of $0.4 million during the three months ended February 28, 2023.  Operating lease liabilities decreased by $0.1 million during the three months ended February 29, 2024 compared to a decrease of $0.4 million during the three months ended February 28, 2023. Deferred revenues increased $0.7 million and $0.5 million for the three months ended February 29, 2024, and February 28, 2023, respectively.

Investing Activities

Cash used in investing activities was $0.2 million for the three months ended February 29, 2024 compared to $2.3 million for the three months ended February 28, 2023. The prior year period investing activities primarily relates to the investment in the joint venture and the corresponding loan while the current period relates to purchases of property and equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5, “Recent Accounting Guidance,” in the Notes to condensed consolidated financial statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2023 Form 10-K. During the three months ended February 29, 2024, there were no significant changes to our critical accounting policies from those described in our 2023 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of February 29, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, filed with the SEC on February 14, 2024, as amended on March 29, 2024.  There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On February 21, 2024, Lisa Wager, the Company's Chief Governance Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 41,666 shares of Company common stock between May 21, 2024 and December 31, 2024 subject to certain conditions. On February 21, 2024, Herbert Hughes, the Company’s Chairman, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 15,836 shares of Company common stock between May 21, 2024 and December 31, 2024 subject to certain conditions, all of which shares are to be acquired upon the vesting and settlement of restricted stock units awarded on September 5, 2023.

On April 5, 2024, the Company announced that David North, its Chief Financial Officer, would retire later in fiscal year 2024.  The Company has engaged a leading executive search firm to identify and secure a successor, and expects to retain Mr. North as a consultant following his retirement.

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

Byrna Technologies Inc.

Date: April 5, 2024		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: April 5, 2024		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)