Form 10-Q
period 2024-05-31
Byrna Technologies Inc.
filed 2024-07-09
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

(978) 868-5011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001, par value per share	BYRN	Nasdaq Capital Market

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

As of July 9, 2024, the Company had 22,776,895 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	May 31,	November 30,
	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,788	$20,498
Accounts receivable, net	1,635	2,945
Inventory, net	15,500	13,890
Prepaid expenses and other current assets	1,779	868
Total current assets	43,702	38,201
LONG TERM ASSETS
Intangible assets, net	3,441	3,583
Deposits for equipment	1,706	1,163
Right-of-use asset, net	1,473	1,805
Property and equipment, net	3,408	3,803
Goodwill	2,265	2,258
Loan to joint venture	1,493	1,473
Other assets	35	28
TOTAL ASSETS	$57,523	$52,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,207	$6,158
Operating lease liabilities, current	552	644
Deferred revenue, current	1,407	1,844
Total current liabilities	11,166	8,646
LONG TERM LIABILITIES
Deferred revenue, non-current	45	91
Operating lease liabilities, non-current	999	1,258
Total liabilities	12,210	9,995

COMMITMENTS AND CONTINGENCIES (NOTE 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,964,787 shares issued and 22,776,895 shares outstanding as of May 31, 2024, and 24,168,014 shares issued and 22,002,027 outstanding as of November 30, 2023	24	24
Additional paid-in capital	131,550	130,426
Treasury stock (2,187,892 and 2,165,987 shares purchased as of May 31, 2024 and November 30, 2023, respectively)	(17,753)	(17,500)
Accumulated deficit	(67,481)	(69,575)
Accumulated other comprehensive loss	(1,027)	(1,056)

Total Stockholders’ Equity	45,313	42,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,523	$52,314

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Net revenue	$20,269	$11,508	$36,923	$19,919
Cost of goods sold	7,709	5,309	14,724	8,475
Gross profit	12,560	6,199	22,199	11,444
Operating expenses	10,647	7,191	20,450	14,431
INCOME (LOSS) FROM OPERATIONS	1,913	(992)	1,749	(2,987)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(220)	(46)	(279)	(184)
Interest income	323	143	604	286
Income (loss) from joint venture	62	(171)	20	(338)
Other income (expense)	2	(33)	3	(87)
INCOME (LOSS) BEFORE INCOME TAXES	2,080	(1,099)	2,097	(3,310)
Income tax benefit (expense)	(3)	(17)	(3)	41
NET INCOME (LOSS)	2,077	(1,116)	2,094	(3,269)

Foreign currency translation adjustment for the period	144	(641)	29	(1,226)
COMPREHENSIVE INCOME (LOSS)	$2,221	$(1,757)	$2,123	$(4,495)

Basic net income (loss) per share	$0.09	$(0.05)	$0.09	$(0.15)
Diluted net income (loss) per share	$0.09	$(0.05)	$0.09	$(0.15)

Weighted-average number of common shares outstanding - basic	22,728,500	21,866,260	22,383,769	21,863,263
Weighted-average number of common shares outstanding - diluted	23,731,076	21,866,260	22,942,530	21,863,263

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	May 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$2,094	$(3,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,796	2,951
Depreciation and amortization	675	582
Amortization of debt issuance costs	4	—
Amortization of right-of-use asset	332	332
Loss (income) from joint venture	(20)	338
Impairment loss	—	176
Changes in assets and liabilities:
Accounts receivable	1,310	1,258
Deferred revenue	(483)	(175)
Inventory	(1,610)	(2,677)
Prepaid expenses and other current assets	(910)	(77)
Other assets	—	(80)
Accounts payable and accrued liabilities	3,049	(1,369)
Operating lease liabilities	(362)	(352)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,875	(2,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(693)	(148)
Equity method investment in joint venture	—	(520)
Loan to joint venture	—	(1,556)
NET CASH USED IN INVESTING ACTIVITIES	(693)	(2,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	128	—
Repurchase of common stock	(253)	—
Payment of taxes withheld on issuance of restricted stock units	(800)	—
NET CASH USED IN FINANCING ACTIVITIES	(925)	—
Effects of foreign currency exchange rate changes	33	(122)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	4,290	(4,708)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,498	20,068
CASH AND CASH EQUIVALENTS END OF PERIOD	$24,788	$15,360

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended May 31, 2024 and 2023

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, February 29, 2024	24,375,754	$24	$131,374	(2,165,987)	$(17,500)	$(69,558)	$(1,171)	$43,169
Stock-based compensation	—	—	858	—	—	—	—	858
Issuance of common stock pursuant to exercise of stock options	39,465	—	118	—	—	—	—	118
Issuance of common stock pursuant to vesting of restricted stock units	549,568	—	(800)	—	—	—	—	(800)
Repurchase of common stock	—	—	—	(21,905)	(253)	—	—	(253)
Net income	—	—	—	—	—	2,077	—	2,077
Foreign currency translation	—	—	—	—	—	—	144	144
Balance, May 31, 2024	24,964,787	$24	$131,550	(2,187,892)	$(17,753)	$(67,481)	$(1,027)	$45,313

Balance, February 28, 2023	24,032,248	$23	$126,938	(2,165,987)	$(17,500)	$(63,537)	$(1,205)	$44,719
Stock-based compensation	—	—	1,487	—	—	—	—	1,487
Net loss	—	—	—	—	—	(1,116)	—	(1,116)
Foreign currency translation	—	—	—	—	—	—	(641)	(641)
Balance, May 31, 2023	24,032,248	$23	$128,425	(2,165,987)	$(17,500)	$(64,653)	$(1,846)	$44,449

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Stock-based compensation	—	—	1,796	—	—	—	—	1,796
Issuance of common stock pursuant to exercise of stock options	207,432	—	128	—	—	—	—	128
Issuance of common stock pursuant to vesting of restricted stock units	589,341	—	(800)	—	—	—	—	(800)
Repurchase of common stock	—	—	—	(21,905)	(253)	—	—	(253)
Net income	—	—	—	—	—	2,094	—	2,094
Foreign currency translation	—	—	—	—	—	—	29	29
Balance, May 31, 2024	24,964,787	$24	$131,550	(2,187,892)	$(17,753)	$(67,481)	$(1,027)	$45,313

Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Issuance of common stock pursuant to vesting of restricted stock units	13,636	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,951	—	—	—	—	2,951
Net loss	—	—	—	—	—	(3,269)	—	(3,269)
Foreign currency translation	—	—	—	—	—	—	(1,226)	(1,226)
Balance, May 31, 2023	24,032,248	$23	$128,425	(2,165,987)	$(17,500)	$(64,653)	$(1,846)	$44,449

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended May 31, 2024 and 2023

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a technology company, specializing in next generation alternatives to traditional firearms without the risk of taking a life.  The Company's launchers can be used for self-defense and personal security by consumers in all 50 states without a firearms license, subject to local regulations. The Company also sells accessories, pepper sprays, and other personal safety tools. Most of the sales are to consumers in the United States via our Company e-commerce site, the Amazon storefront, or the brick and mortar location in Las Vegas, and through retailers, including big box stores.  The Company's products also may be sold to private security and public security officers. Since 2020, the Company has not manufactured or sold any products to or for use by the military. The Company operates two manufacturing facilities, a 30,000 square foot facility located in Fort Wayne, Indiana and a 20,000 square foot manufacturing facility located in Pretoria, South Africa.

On January 10, 2023, the Company created a new joint venture ("Byrna LATAM") with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in Byrna LATAM, and the remaining 49% of stock in Byrna LATAM is held by Fusady.  See Note 7, "Investment in Joint Venture" for additional information.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to May 31, 2024, the Company has incurred an accumulated deficit of approximately $67.5 million.  The Company has funded operations through the issuance of common stock.  The Company generated net income of $2.1 million for the six months ended May 31, 2024.  The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

Management projects that all cash needs will be met beyond one year from the time these financial statements are issued.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three and six months ended May 31, 2024 and 2023 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and six months ended May 31, 2024 and 2023, and its cash flows for the six months ended May 31, 2024 and 2023 are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncement

In 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016- 13”). The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model will replace the existing incurred credit loss model and will impact the Company’s accounts receivables. This is expected to generally result in earlier recognition of allowances for credit losses. The Company adopted ASU 2016-13 on December 1, 2023, and it did not have a material impact on the Company’s financial statements.

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

The FASB also issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2024, and is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the effect that ASU 2023-07 will have on its financial statements and disclosures and believes it will not have a material impact on the Company’s consolidated financial statements.

On March 21, 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation.  The Company believes it will not have a material impact on the Company’s consolidated financial statements.

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

The Company performs its annual review for impairment during the third quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company level as a whole. The Company has determined that, as of August 31, 2023, there was no impairment of goodwill, and there have been no events through May 31, 2024 that would indicate that a potential impairment to Goodwill has occurred.

7.	INVESTMENT IN JOINT VENTURE

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounts for the investment in the joint venture using the equity method since the Company does not have voting control of Byrna LATAM.  Additionally, the Company does not have substantive participating rights that would result in the Company having control of Byrna LATAM. The Company recorded its share of the joint venture’s income during the three and six months ended May 31, 2024 of less than $0.1 million and losses of $0.2 million and $0.3 million during the three and six months ended May 31, 2023, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss) as income (loss) from joint venture. The carrying value of the Company's investment in the joint venture at May 31, 2024 and  November 30, 2023 is at zero in the Consolidated Balance Sheets.

In January 2023, the Company loaned $1.6 million to Byrna LATAM.  The loan bears interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%.  The interest rate on the loan was 8.3% as of  May 31, 2024.  The principal amount and accrued interest on the loan amount must be repaid within five years from the date of the loan, or January 10, 2028.  Interest income related to the loan receivable was approximately $0.03 million and $0.06 million for the three and six months ended May 31, 2024, respectively.  The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The loan receivable is recorded as loan to joint venture in the Consolidated Balance Sheets.

8.	ADVERTISING COSTS

Advertising costs are expenses as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products.  The Company reported advertising costs of approximately $2.5 million and $5.3 million for the three and six months ended May 31, 2024, respectively, $0.6 million and $1.5 million for the three and six months ended May 31, 2023, respectively.

9.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates most of its revenue through e-commerce portals to consumers, as well as wholesale distribution of its products and accessories to dealers/distributors and retail stores.  The Company also sells products to large end-users such as private security companies and law enforcement agencies.  The Company does not manufacture or sell any products regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives or for military applications. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control is upon shipment of goods to or upon the customer’s pick-up of the goods. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and is classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve based on its analysis of historical experience, and an evaluation of current market conditions.

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and six months ended May 31, 2024 and 2023 was immaterial.

The Company does not offer a money-back guarantee to dealers or retailers. These customers  may request a return or credit for unforeseen reasons or may have agreed discounts or allowances to be netted from amounts invoiced. Accordingly, the Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and six months ended May 31, 2024 and 2023 was immaterial.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and are recognized when the product is shipped to the customer.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Accounts receivable, net of allowances, was $1.6 million, $2.9 million and $5.9 million as of  May 31, 2024,  November 30, 2023, and  November 30, 2022, respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.  As of May 31, 2024,  November 30, 2023, and November 30, 2022, the total allowance for credit losses recorded was $0.3 million, $0.5 million and less than $0.02 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty, as of  May 31, 2024 and  May 31, 2023 was $1.5 million and $0.6 million, respectively, and $1.9 million and $0.8 million as of  November 30, 2023 and 2022, respectively.  The Company recognized warranty revenue totaling $0.1 million and $0.2 million, respectively, during the three and six months ended  May 31, 2024 and $0.08 million and $0.1 million, respectively, during the three and six months ended  May 31, 2023.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Distribution channel	2024	2023	2024	2023
Wholesale (dealer/distributors)	$5,177	$4,669	$8,731	$6,968
E-commerce (direct to consumers)	15,092	6,839	28,192	12,951
Total	$20,269	$11,508	$36,923	$19,919

10.	INVENTORY

The following table summarizes inventory (in thousands):

	May 31,	November 30,
	2024	2023
Raw materials	$9,645	$7,543
Work in process	2,122	2,439
Finished goods	3,733	3,908
Total	$15,500	$13,890

11.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	May 31,	November 30,
	2024	2023
Computer equipment and software	$814	$817
Furniture and fixtures	274	273
Leasehold improvements	990	989
Machinery and equipment	3,567	3,425
	5,645	5,504
Less: accumulated depreciation	2,237	1,701
Total	$3,408	$3,803

The Company recognized $0.5 million and $0.4 million in depreciation expense during the six months ended May 31, 2024 and 2023, respectively.  The Company recognized $0.3 million and $0.2 million in depreciation expense during the three months ended May 31, 2024 and 2023, respectively.  Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

At May 31, 2024 and November 30, 2023, the Company had deposits of $1.7   million and $1.2  million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

12.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at May 31, 2024			Balance at November 30, 2023
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,931	$(850)	$3,081	$3,931	$(723)	$3,208
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(55)	15
Total		$4,361	$(920)	$3,441	$4,361	$(778)	$3,583

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Total intangible assets amortization expense for the six months ended May 31, 2024 and 2023 were $0.1  million.  Total intangible assets amortization expense for the three months ended May 31, 2024 and 2023 were less than $0.1  million.

Estimated future amortization expense related to intangible assets as of May 31, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2024 (remaining six months)	$128
2025	254
2026	254
2027	254
2028	254
Thereafter	1,937
Total	$3,081

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	May 31,	November 30,
	2024	2023
Trade payables	$6,450	$2,617
Accrued sales and use tax	362	834
Accrued people costs	1,763	2,173
Accrued professional fees	148	201
Other accrued liabilities	484	333
Total	$9,207	$6,158

14.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis.  Total stock-based compensation expense was $1.8 million and $3.0 million for the six months ended May 31, 2024 and 2023, respectively.  Total stock-based compensation expense was $0.9 million and $1.5 million for the three months ended May 31, 2024 and 2023, respectively.  Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Restricted Stock Units

During the six months ended May 31, 2024 the Company granted 600,000 of the RSU's with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs will be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. During the six months ended May 31, 2023, the Company did not grant "double trigger" RSUs.  In addition, the Company also granted 81,656 and 9,805 time-based RSU's during the six months ended May 31, 2024 and 2023, respectively.  Stock-based compensation expense for the RSUs for the six months ended May 31, 2024 and 2023 was $0.9 million and $2.0 million, respectively, and for the three months ended May 31, 2024 and 2023 was $0.4 million and $1.0 million, respectively.

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSU's granted with a double trigger for the six months ended May 31, 2024 were as follows:

Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s common stock on date of grant	$6.03

As of  May 31, 2024, there was $1.9 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 2.0 years.

The following table summarizes the RSU activity during the six months ended May 31, 2024:

RSUs
Unvested and outstanding as of November 30, 2023	976,226
Granted	634,513
Settled	(658,281)
Forfeited	(75,250)
Unvested and outstanding at May 31, 2024	877,208

Of the 658,281 restricted units issued, 68,940 units were returned to the Company in exchange for the Company paying for the payroll withholding taxes.  For the six months ended May 31, 2024, RSUs of 589,341, net, were issued.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.9 million and $0.9 million during the six months ended May 31, 2024 and 2023, respectively, and for the three months ended May 31, 2024 and 2023 was $0.5 million and $0.5 million, respectively.  As of May 31, 2024, there was $2.5 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.7 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model. The assumptions that the Company used to determine the grant-date fair value of stock options granted for the six months ended May 31, 2024 were as follows:

Risk free rate	4.10%
Expected dividends	$—
Expected volatility	75.75%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	$6.89

The following table summarizes option activity under the 2020 Plan during the six months ended May 31, 2024:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2023	1,384,666	$7.12
Granted	199,500	6.89
Exercised	(244,465)	2.20
Outstanding, May 31, 2024	1,339,701	$9.00
Exercisable, May 31, 2024	673,602	$9.41

Of the 244,465 shares issued upon exercise of options, 37,033 options were used due to cashless exercise.

15.	EARNINGS PER SHARE

For the three and six months ended May 31, 2024, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended May 31, 2024. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

For the three and six months ended May 31, 2023, the Company recorded net loss available to common shareholders.  As such, because the dilution impact from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and six months ended May 31, 2023.

The following table sets forth the allocation of net income (loss) for the three and six months ended May 31, 2024 and 2023, respectively:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Net income (loss)	$2,077	$(1,116)	$2,094	$(3,269)

Weighted-average number of shares used in computing net income (loss) per share, basic	22,728,500	21,866,260	22,383,769	21,863,263
Net income (loss) per share - basic	$0.09	$(0.05)	$0.09	$(0.15)
Weighted-average number of shares used in computing net income (loss) per share, diluted	23,731,076	21,866,260	22,942,530	21,863,263
Net income (loss) per share - diluted	$0.09	$(0.05)	$0.09	$(0.15)

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended May 31, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Weighted-average common shares outstanding- basic	22,728,500	21,866,260	22,383,769	21,863,263
Assumed conversion of:
Dilutive stock options	315,374	—	117,374	—
Dilutive RSUs	687,202	—	441,387	—
Weighted-average common share outstanding- diluted	23,731,076	21,866,260	22,942,530	21,863,263

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023
Options	36,000	1,514,416	452,166	1,514,416
RSUs	—	1,254,266	224,513	1,254,266
Total	36,000	2,768,682	676,679	2,843,682

16.	RELATED PARTY TRANSACTIONS

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

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were a nominal amount for the three and six months ended May 31, 2024 and 2023.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were $0.1 million sales to Bersa S.A. during the three and six months ended May 31, 2024 and less than $0.05 million and $0.1 million for the three and six months ended May 31, 2023. As of May 31, 2024, the Company had accounts receivable of approximately $0 and $1.6 million as of  November 30, 2023.

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

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. Commencing in August 2022, the Company sub-leased the former Fort Wayne facility.  The amount received from the sub-lease is immaterial.  In March 2024, the Company terminated the lease and sublease on the former Fort Wayne facility.

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

For the three and six months ended May 31, 2024, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2024	May 31, 2024
Lease Cost:
Operating lease cost	$243	$397

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$258	$426
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—

Operating Leases:
Weighted-average remaining lease term (in years)		3.2
Weighted-average discount rate		9.6%

Future lease payments under non-cancelable operating leases as of May 31, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2024 (six months)	$303
2025	523
2026	527
2027	394
2028	53
Total lease payments	1,800
Less: imputed interest	249
Present value of operating lease liabilities	$1,551
Operating lease liabilities, current	$552
Operating lease liabilities, non-current	$999

18.	INCOME TAXES

For the three months ended May 31, 2024, the Company recorded a nominal amount of income tax expense. For the three months ended May 31, 2023, the Company recorded an income tax expense of $0.02 million. For the three months ended May 31, 2024 and 2023, the effective tax rate was 0.1% and 1.6%, respectively.   For the six months ended May 31, 2024, the Company recorded a nominal amount of income tax expense. For six months ended May 31, 2023, the Company recorded an income tax benefit of $0.04 million.  For the six months ended May 31, 2024 and 2023, the effective tax rate was 0.2% and (1.3)%, respectively.   The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

19.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement, dated April 13, 2018, and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of $0.03 million per year.  Royalties on CO2 pistols were to be paid for so long as patents remain effective. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products.  On  January 7, 2022, the Company and its former CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles.  In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's on  August 3, 2022, which then vests in two years from  January 7, 2022.  In  June 2023, the Company and the former CTO agreed to accelerate the vesting of the 200,000 RSUs, and the Company recognized stock compensation expense of $1.0 million associated with the RSUs during the year ended  November 30, 2023.

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

20.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the entire business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three and six months ended May 31, 2024 and 2023, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2024	$18,659	$41	$1,015	$554	$20,269
May 31, 2023	10,004	178	1,082	244	11,508

Six Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2024	$34,197	$104	$1,532	$1,090	$36,923
May 31, 2023	17,996	211	1,207	505	19,919

21.	FINANCIAL INSTRUMENTS

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

During the six months ended May 31, 2024, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand.  The Company recorded a translation adjustment gain of $0.03 million and loss of $1.2 million related to the South African rand during the six months ended May 31, 2024 and 2023, respectively.

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

The Company is exposed to credit losses on accounts receivable balances. The Company uses a simplified approach to calculate a general provision for credit losses. An allowance is calculated for each aging “bucket,” based on the risk profile of that bucket. The Company revisits the reserve periodically, but no less than quarterly, with the same analytical approach in order to determine if the allowance needs to be increased or decreased, based calculation of each aging bucket.

The Company loaned $1.6 million to Byrna LATAM, which was formed in January 2023 as a joint venture in South America.  The Company determines if an estimate for a credit loss on this loan is needed by considering the financial position of Byrna LATAM, the current economic environment, collections on our accounts receivable balances with Byrna LATAM, as well reasonable and supportable forecasts to support the payment of this loan.  The Company reviews these factors quarterly to determine if any adjustments are needed.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2024, as amended on March 29, 2024 (the “2023 10-K”), and the Company’s subsequent filings with the SEC, all of which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, restrictions or prohibitions imposed by advertising platforms, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or bad debt, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South America and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

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

On January 10, 2023, the Company created a new joint venture ("Byrna LATAM") with Fusady S.A. ("Fusady") located in Uruguay, to expand the Company's operations and presence in South American markets.  The Company holds 51% of the stock in Byrna LATAM, and the remaining 49% of stock in Byrna LATAM is held by Fusady. Under the terms of the joint venture, the Company does not control the entity.

RESULTS OF OPERATIONS

Three months ended May 31, 2024 as compared to three months ended May 31, 2023:

Net Revenue

Revenues were $20.3 million in the fiscal quarter of 2024 which represents an increase of $8.8 million as compared to the prior year period revenues of $11.5 million.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and to celebrity endorsers. Direct to customer sales, via Amazon and the Company’s website, increased by $8.0 million from $6.8 million in the fiscal quarter of 2023 to $14.8 million in the fiscal quarter of 2024.  Sales to domestic dealers and retailers also improved, increasing by 24% to $3.8 million from $3.1 million in the three months ended May 31, 2023. Sales to Canadian customers increased by $0.2 million or 65% to $0.6 million as compared to $0.3 million in the three months ended May 31, 2023. Sales to all other international markets decreased slightly from $1.3 million in the three months ended May 31, 2023 to $1.1 million in the three months ended May 31, 2024.

Cost of Goods Sold

Cost of goods sold was $7.7 million in the fiscal quarter of 2024 compared to $5.3 million in the prior year period. This $2.4 million increase is due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $12.6 million in the fiscal quarter of 2024, or 62.0% of net revenue, as compared to gross profit of approximately $6.2 million, or 53.9% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales is primarily due to the increase in the proportion of high margin direct to customer sales, from 62% of total sales in the prior year period to 75% of sales in the fiscal quarter of 2024. The improvement was also due to higher absorption of fixed costs by increased production volume and due to reduced reliance on price discounts for sales promotions.

Operating Expenses

Operating expenses were $10.6 million in the fiscal quarter of 2024, an increase of $3.5 million, as compared to the prior year period expenses of $7.2 million.  The increase is due to an increase of $1.9 million in marketing expenses, an increase of $1.1 million in variable expenses, which increase in proportion to sales volume, an increase of $1.1 million in accrued employee compensation costs. These cost increases were offset by a decrease of $0.6 million in stock compensation expense.

Other Income (Expense)

The Company recorded $0.2 million of foreign currency translation loss during the three months ended May 31, 2024 compared to $0.05 million of foreign currency translation loss during the three months ended May 31, 2023. The Company recorded $0.3 million of interest income during the three months ended May 31, 2024 compared to $0.1 million in the three months ended May 31, 2023.  The Company recorded a gain of $0.06 million from its South American joint venture investment as compared to a loss of $0.2 million in the three months ended May 31, 2023.

Income Tax Provision

For the three months ended May 31, 2024 and 2023, the Company recorded a nominal amount and $0.02 million of income tax expense, respectively. For the three months ended May 31, 2024 and 2023, the effective tax rate was 0.1% and 1.6%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Income/(Loss)

Net income was $2.1 million for the three months ended May 31, 2024, an improvement of $3.2 million compared to the net loss of $1.1 million for the three months ended May 31, 2023.

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

	For the Three Months Ended
	May 31,
	2024	2023
Net income (loss)	$2,077	$(1,116)

Adjustments:
Interest income	(323)	(143)
Income tax expense	3	17
Depreciation and amortization	337	300
Non-GAAP EBITDA	2,094	(942)

Stock-based compensation expense	858	1,487
Impairment loss	—	176
Severance/Separation	—	52
Non-GAAP adjusted EBITDA	$2,952	$773

Six months ended May 31, 2024 as compared to six months ended May 31, 2023:

Net Revenue

Revenues were $36.9 million in the first half of 2024, an increase of $17.0 million or 85% from revenues of $19.9 in the first half of 2023.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and to celebrity endorsers. Direct to customer sales, via Amazon and the Company’s website, increased by $14.6 million from $13.0 million in the first half of 2023 to $27.5 million in the first half of 2024. Sales to domestic dealers and retailers also improved, increasing by 33% to $6.4 million from $4.8 million in the first half of 2023. Sales to Canadian customers increased by $0.4 million or 49% to $1.1 million as compared to $0.7 million in the first half of 2023. Sales to all other international markets increased from $1.4 million in the first half of 2023 to $1.9 million in the first half of 2024.

Cost of Goods Sold

Cost of goods sold was $14.7 million in the first half of 2024 compared to $8.5 million in the prior year period. The increase is due to the increase in sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $22.2 million in the first half of 2024, or 60.1% of net revenue, as compared to gross profit of approximately $11.4 million, or 57.5% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales is primarily due to the increase in the proportion of high margin direct to customer sales, from 68% of total sales in the prior year period to 76% of sales in the first half of 2024. The improvement was also due to higher absorption of fixed costs by increased production volume and due to reduced reliance on price discounts for sales promotions.

Operating Expenses

Operating expenses were $20.5 million in the first half of 2024, an increase of $6.0 million, as compared to the prior year period expenses of $14.4 million.  The increase is due to an increase of $3.8 million in marketing expenses, an increase of $1.6 million in variable expenses, which increase in proportion to sales volume, an increase of $1.5 million in employee compensation costs. These cost increases were offset by a decrease of $1.2 million in stock compensation expense.

Other Income (Expense)

The Company recorded $0.3 million of foreign currency translation loss during the first half of 2024 compared to $0.2 million of foreign currency translation loss during the first half of 2023. The Company recorded $0.6 million of interest income during the first half of 2024 compared to $0.3 million in the first half of 2023.  The Company recorded a gain of $0.02 million from its South American joint venture investment that was formed during the first half of 2023 as compared to a loss of $0.3 million in the first half of 2023.

Income Tax Provision

For the six months ended May 31, 2024 and 2023, the Company recorded an income tax expense of $0.01 million and income tax benefit of $0.04 million, respectively. For the six months ended May 31, 2024 and 2023, the effective tax rate was 0.2% and (1.3)%, respectively.  The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Income/(Loss)

Net income was $2.1 million for the first half of 2024, an improvement of $5.4 million compared to the net loss of $3.3 million for the first half of 2023.

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

	For the Six Months Ended
	May 31,
	2024	2023
Net income (loss)	$2,094	$(3,269)

Adjustments:
Interest income	(604)	(286)
Income tax provision (benefit)	3	(41)
Depreciation and amortization	675	582
Non-GAAP EBITDA	2,168	(3,014)

Stock-based compensation expense	1,796	2,951
Impairment loss	—	176
Severance/Separation	175	$52
Non-GAAP adjusted EBITDA	$4,139	$165

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of May 31, 2024 totaled $24.8 million, an increase of $4.3 million from $20.5 million of cash and cash equivalents as of November 30, 2023.

Operating Activities

Cash provided by operating activities was $5.9  million for the six months ended May 31, 2024 compared to cash used in operations of $2.4 million during the prior year period. Net income was $2.1 million compared to net loss of $3.3 million for the six months ended May 31, 2024 and 2023, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expenses of $1.8  million for the six months ended May 31, 2024 compared to $3.0  million for the six months ended May 31, 2023; depreciation and amortization expense of $0.7 million for the six months ended May 31, 2024 compared to $0.6 million for the six months ended May 31, 2023, amortization of right-of-use assets of $0.3 million for the six months ended May 31, 2024 compared to $0.3 million for the six months ended May 31, 2023, and less than a $0.1 million of joint venture investment loss in the six months ended May 31, 2024 compared to $0.4 million during the six months ended May 31, 2023.

Inventory increased during the six months ended May 31, 2024 by $1.6 million compared to increase of $2.7 million for the six months ended May 31, 2023.  Accounts receivable decreased by $1.3  million during the six months ended May 31, 2024 as compared to a decrease of $1.3  million for the six months ended May 31, 2023.  Accounts payable and accrued liabilities increased during the six months ended May 31, 2024 by $3.0  million compared to a decrease of $1.4  million for the six months ended May 31, 2023. Prepaid expenses and other current assets increased by $0.9 million during the six months ended May 31, 2024 compared to an increase of $0.1  million during the six months ended May 31, 2023.  Operating lease liabilities decreased by $0.4 million during the six months ended May 31, 2024 compared to a decrease of $0.4 million during the six months ended May 31, 2023. Deferred revenues decreased $0.5 million during the six months ended May 31, 2024 compared to a decrease of $0.2 million for the six months ended May 31, 2023, respectively.

Investing Activities

Cash used in investing activities was $0.7 million for the six months ended May 31, 2024 compared to $2.2 million for the six months ended May 31, 2023. The prior year period investing activities primarily relates to the investment in the joint venture and the corresponding loan while the current period relates to purchases of property and equipment.

Financing Activities

Cash used in financing activities was $0.9 million for the six months ended May 31, 2024 compared to zero for the six months ended May 31, 2023.  The current year amount was primarily composed of stock repurchases of $0.3 million and taxes paid on issuances of restricted stock units of $0.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or have reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 5, “Recent Accounting Guidance,” in the Notes to unaudited condensed consolidated financial statements included in Item 1 of this report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2023 Form 10-K. During the three and six months ended May 31, 2024, there were no significant changes to our critical accounting policies from those described in our 2023 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2024 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of May 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended May 31, 2024 none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(3)	Other Material Terms	Date Terminated
Northeast Industrial Partners LLP (1)	April 8, 2024	Rule 10b5-1 Trading Arrangement	Up to 100,000shares to be Sold	December 31, 2024	N/A	N/A

1.

Bryan Ganz, Chief Executive Officer and a director of the Company is an indirect holder of shares held by Northeast Industrial Partners LLC  (“NEIP” or “Seller”) , disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

2.

The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended, and complied with the then applicable requirements of Rule 10b5-1(c) when adopted on April 8, 2024.

3.

Except as indicated by footnote and unless terminated or suspended, the Trading Arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. The Trading Arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. The Trading Arrangement also provides for automatic expiration on the date on which the broker receives notice of the death of Seller or of the commencement of any proceedings in respect of or triggered by Seller's bankruptcy or insolvency.

Departure and Appointment of Officers

On June 24, 2024, the Company announced that David North, its Chief Financial Officer ("CFO"), would retire effective July 15, 2024.  The Company has appointed Lauri Kearnes as CFO, effective July 15, 2024.  Ms. Kearnes is working with the Company to ensure a smooth transition.  Mr. North's decision was not caused by any disagreement with the Company, and the Company and Mr. North have entered into a consulting agreement pursuant to which Mr. North will provide consulting services to the Company following his retirement.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Offer Letter between Byrna Technologies Inc. and John Brasseur, dated July 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024).
10.2	Offer Letter between Byrna Technologies Inc. and Lauri Kearnes, dated June 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
10.3	Separation Agreement between Byrna Technologies Inc. and David North, dated June 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
10.4	Consulting Agreement between Byrna Technologies Inc. and David North, dated June 19, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: July 9, 2024		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: July 9, 2024		/s/ David North
	Name:	David North
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)