Form 10-Q
period 2024-08-31
Byrna Technologies Inc.
filed 2024-10-11
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 11, 2024, the Company had 22,509,399 outstanding shares of common stock.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of August 31, 2024 (unaudited) and November 30, 2023	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended August 31, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended August 31, 2024 and 2023 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	August 31,	November 30,
	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,077	$20,498
Accounts receivable, net	2,128	2,945
Inventory, net	19,797	13,890
Prepaid expenses and other current assets	1,983	868
Total current assets	43,985	38,201
LONG TERM ASSETS
Intangible assets, net	3,401	3,583
Deposits for equipment	1,927	1,163
Right-of-use asset, net	2,404	1,805
Property and equipment, net	3,481	3,803
Goodwill	2,258	2,258
Loan to joint venture	—	1,473
Other assets	1,548	28
TOTAL ASSETS	$59,004	$52,314

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,124	$6,158
Operating lease liabilities, current	596	644
Deferred revenue, current	818	1,844
Total current liabilities	12,538	8,646
LONG TERM LIABILITIES
Deferred revenue, non-current	28	91
Operating lease liabilities, non-current	1,899	1,258
Total liabilities	14,465	9,995

COMMITMENTS AND CONTINGENCIES (NOTE 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 24,977,422 shares issued and 22,498,389 shares outstanding as of August 31, 2024, and 24,168,014 shares issued and 22,002,027 outstanding as of November 30, 2023	24	24
Additional paid-in capital	132,364	130,426
Treasury stock (2,479,033 and 2,165,987 shares purchased as of August 31, 2024 and November 30, 2023, respectively)	(20,747)	(17,500)
Accumulated deficit	(66,456)	(69,575)
Accumulated other comprehensive loss	(646)	(1,056)

Total Stockholders’ Equity	44,539	42,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,004	$52,314

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Net revenue	$20,854	$7,085	$57,777	$27,004
Cost of goods sold	7,842	3,927	22,566	12,402
Gross profit	13,012	3,158	35,211	14,602
Operating expenses	12,184	7,267	32,633	21,522
INCOME (LOSS) FROM OPERATIONS	828	(4,109)	2,578	(6,920)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(103)	(54)	(381)	(238)
Interest income	281	239	883	525
Loss from joint venture	(62)	(287)	(42)	(625)
Other income (expense)	3	(7)	7	(270)
INCOME (LOSS) BEFORE INCOME TAXES	947	(4,218)	3,045	(7,528)
Income tax benefit	78	124	75	165
NET INCOME (LOSS)	1,025	(4,094)	3,120	(7,363)

Foreign currency translation adjustment for the period	381	585	410	(641)
COMPREHENSIVE INCOME (LOSS)	$1,406	$(3,509)	$3,530	$(8,004)

Basic net income (loss) per share	$0.05	$(0.19)	$0.14	$(0.34)
Diluted net income (loss) per share	$0.04	$(0.19)	$0.14	$(0.34)

Weighted-average number of common shares outstanding - basic	22,758,155	21,960,163	22,509,018	21,895,815
Weighted-average number of common shares outstanding - diluted	23,410,159	21,960,163	23,072,498	21,895,815

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	August 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$3,120	$(7,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,615	4,689
Depreciation and amortization	1,113	921
Provision for inventory	—	648
Operating lease costs	483	505
Amortization of debt issuance costs	4	—
Loss from joint venture	42	625
Impairment loss	—	176
Changes in assets and liabilities:
Accounts receivable	817	1,968
Deferred revenue	(1,089)	(8)
Inventory	(5,907)	(2,317)
Prepaid expenses and other current assets	(1,199)	182
Other assets	—	(97)
Accounts payable and accrued liabilities	4,966	(3,027)
Operating lease liabilities	(486)	(530)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,479	(3,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,382)	(342)
Equity method investment in joint venture	—	(520)
Loan to joint venture	—	(1,556)
NET CASH USED IN INVESTING ACTIVITIES	(1,382)	(2,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	149	—
Repurchase of common stock	(3,247)	—
Payment of taxes withheld on issuance of restricted stock units	(826)	(456)
NET CASH USED IN FINANCING ACTIVITIES	(3,924)	(456)
Effects of foreign currency exchange rate changes	406	88
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(421)	(6,414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,498	20,068
CASH AND CASH EQUIVALENTS END OF PERIOD	$20,077	$13,654

Supplemental schedule of noncash operating activities:
Operating lease liabilities arising from obtaining right-of-use assets	$1,146	—
Reclassification of interest receivable from accounts receivable to other assets	$203	—
Recapitalization of loan receivable in connection with the divesture of the joint venture	$119	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended August 31, 2024 and 2023

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, May 31, 2024	24,964,787	$24	$131,550	(2,187,892)	$(17,753)	$(67,481)	$(1,027)	$45,313
Stock-based compensation	—	—	819	—	—	—	—	819
Issuance of common stock pursuant to exercise of stock options	12,635	—	21	—	—	—	—	21
Issuance of common stock pursuant to vesting of restricted stock units	—	—	(26)	—	—	—	—	(26)
Repurchase of common stock	—	—	—	(291,141)	(2,994)	—	—	(2,994)
Net income	—	—	—	—	—	1,025	—	1,025
Foreign currency translation	—	—	—	—	—	—	381	381
Balance, August 31, 2024	24,977,422	$24	$132,364	(2,479,033)	$(20,747)	$(66,456)	$(646)	$44,539

Balance, May 31, 2023	24,032,248	$23	$128,425	(2,165,987)	$(17,500)	$(64,653)	$(1,846)	$44,449
Stock-based compensation	—	—	1,738	—	—	—	—	1,738
Issuance of common stock pursuant to vesting of restricted stock units	110,766	1	(456)	—	—	—	—	(455)
Net loss	—	—	—	—	—	(4,094)	—	(4,094)
Foreign currency translation	—	—	—	—	—	—	585	585
Balance, August 31, 2023	24,143,014	$24	$129,707	(2,165,987)	$(17,500)	$(68,747)	$(1,261)	$42,223

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Stock-based compensation	—	—	2,615	—	—	—	—	2,615
Issuance of common stock pursuant to exercise of stock options	220,067	—	149	—	—	—	—	149
Issuance of common stock pursuant to vesting of restricted stock units	589,341	—	(826)	—	—	—	—	(826)
Repurchase of common stock	—	—	—	(313,046)	(3,247)	—	—	(3,247)
Net income	—	—	—	—	—	3,120	—	3,120
Foreign currency translation	—	—	—	—	—	—	410	410
Balance, August 31, 2024	24,977,422	$24	$132,364	(2,479,033)	$(20,747)	$(66,456)	$(646)	$44,539

Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Stock-based compensation		—	4,689	—	—	—	—	4,689
Issuance of common stock pursuant to vesting of restricted stock units	124,402	1	(456)	—	—	—	—	(455)
Net loss	—	—	—	—	—	(7,363)	—	(7,363)
Foreign currency translation	—	—	—	—	—	—	(641)	(641)
Balance, August 31, 2023	24,143,014	$24	$129,707	(2,165,987)	$(17,500)	$(68,747)	$(1,261)	$42,223

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended August 31, 2024 and 2023

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

From inception to August 31, 2024, the Company has incurred an accumulated deficit of approximately $66.5 million.  The Company has funded operations through the issuance of the Company's common stock par value $0.001 per share (“Common Stock”) until reaching profitability. The Company generated net income of $3.1 million and operating cash flows of $4.5 million for the nine months ended August 31, 2024.  The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2024 and 2023 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and nine months ended August 31, 2024 and 2023, and its cash flows for the nine months ended August 31, 2024 and 2023 are not necessarily indicative of results to be expected for the full year.

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

Recently Adopted Accounting Pronouncement

In 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes the impairment model used to measure credit losses for most financial assets. A new forward-looking expected credit loss model replaced the existing incurred credit loss model and applies to the Company’s accounts receivables. This is expected to generally result in earlier recognition of allowances for credit losses. The Company adopted ASU 2016-13 on December 1, 2023, and it did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Issued but Not Adopted

In 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal years beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

The FASB also issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the effect that ASU 2023-07 will have on its financial statements and disclosures and believes it will not have a material impact on the Company’s consolidated financial statements.

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

Change in Timing of Goodwill Impairment Testing

In accordance with Accounting Standards Codification (ASC) 350, "Intangibles – Goodwill and Other," the Company historically conducted its annual goodwill impairment analysis in the third quarter of each fiscal year. However, for the fiscal year ending November 30, 2024, the Company has elected to change the timing of its annual goodwill impairment review to the fourth quarter. This decision was made to better align the analysis with the Company’s strategic planning processes and to ensure a more comprehensive evaluation of goodwill in light of the latest operational and market conditions. The Company will continue to monitor goodwill for signs of impairment and perform interim assessments if necessary. This change in timing will not impact the Company's overall goodwill balance or financial position, but it may enhance the accuracy and relevance of the impairment assessment conducted.

7.	INVESTMENT IN JOINT VENTURE

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounted for the investment in the joint venture using the equity method since the Company did not have voting control of Byrna LATAM.  Additionally, the Company did not have substantive participating rights that would result in the Company having control of Byrna LATAM. The Company recorded its share of the joint venture’s losses during the three and nine months ended August 31, 2024 of less than $0.1 million, and losses of less than $0.3 million and $0.6 million during the three and nine months ended August 31, 2023, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as loss from joint venture. The carrying value of the Company's investment in the joint venture at August 31, 2024 and  November 30, 2023 is at zero in the Condensed Consolidated Balance Sheets.

On August 19, 2024, the Company sold it’s 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned and outstanding at end of August 31, 2024, was not material. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers which expire on August 19, 2029.

In January 2023, the Company loaned $1.6 million to Byrna LATAM. The loan bore interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. Interest income related to the loan receivable was less than $0.1 million for both the three and nine months ended August 31, 2024, respectively.  The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On August 19, 2024, the loan was amended to fix the loan amount at $1,431,112 plus accrued interest of $203,373 for a total loan amount of $1,634,485. The loan bears an annual rate of interest of 5% per annum. The loan will be repaid in twelve equal installments starting on August 19, 2025. The loan receivable was recorded as loan to joint venture in the Consolidated Balance Sheets until the consummation of the LATAM Share Purchase Agreement at which time the Company recorded the current portion of the loan as part of Prepaid expenses and other current assets and the non-current portion is recorded as part of the Other assets on the Condensed Consolidated Balance Sheet as of August 31, 2024.

.

8.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products.  The Company recorded advertising costs of approximately $3.2 million and $8.6 million for the three and nine months ended August 31, 2024, respectively, and $0.6 million and $2.1 million for the three and nine months ended August 31, 2023, respectively.

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

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and nine months ended August 31, 2024 and 2023 was immaterial.

The Company does not offer a money-back guarantee to dealers or retailers. These customers  may request a return or credit for unforeseen reasons or may have agreed discounts or allowances to be netted from amounts invoiced. Accordingly, the Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and nine months ended August 31, 2024 and 2023 was immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Accounts receivable, net of allowances, was $2.1 million, $2.9 million and $5.9 million as of  August 31, 2024,  November 30, 2023, and  November 30, 2022, respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.  As of August 31, 2024,  November 30, 2023, and November 30, 2022, the total allowance for credit losses recorded was $0.3 million, $0.5 million and less than $0.02 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty, as of  August 31, 2024 and  August 31, 2023 was $0.8 million and $0.8 million, respectively, and $1.9 million and $0.8 million as of  November 30, 2023 and 2022, respectively.  The Company recognized warranty revenue totaling $0.1 million and $0.2 million, respectively, during the three and nine months ended  August 31, 2024 and $0.4 million and $0.5 million, respectively, during the three and nine months ended  August 31, 2023.

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Distribution channel	2024	2023	2024	2023
Wholesale (dealer/distributors)	$4,781	$2,327	$13,512	$9,295
E-commerce (direct to consumers)	16,073	4,758	44,265	17,709
Total	$20,854	$7,085	$57,777	$27,004

10.	INVENTORY

The following table summarizes inventory (in thousands):

	August 31,	November 30,
	2024	2023
Raw materials	$12,614	$7,543
Work in process	3,467	2,439
Finished goods	3,716	3,908
Total	$19,797	$13,890

11.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	August 31,	November 30,
	2024	2023
Computer equipment and software	$838	$817
Furniture and fixtures	277	273
Leasehold improvements	1,050	989
Machinery and equipment	3,872	3,425
	6,037	5,504
Less: accumulated depreciation	2,555	1,701
Total	$3,481	$3,803

The Company recognized $0.9 million and $0.7 million in depreciation expense during the nine months ended August 31, 2024 and 2023, respectively.  The Company recognized $0.4 million and $0.3 million in depreciation expense during the three months ended August 31, 2024 and 2023, respectively.  Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

At August 31, 2024 and November 30, 2023, the Company had deposits of $1.9   million and $1.2  million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

12.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at August 31, 2024			Balance at November 30, 2023
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(914)	$3,041	$3,931	$(723)	$3,208
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(55)	15
Total		$4,385	$(984)	$3,401	$4,361	$(778)	$3,583

The trademarks have an indefinite life and are assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Total intangible assets amortization expense for the nine months ended August 31, 2024 and 2023 were $0.1  million and $0.2 million, respectively. Total intangible assets amortization expense for the three months ended August 31, 2024 and 2023 were less than $0.1  million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of August 31, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2024 (remaining three months)	$64
2025	257
2026	257
2027	257
2028	257
Thereafter	1,949
Total	$3,041

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	August 31,	November 30,
	2024	2023
Trade payables	$7,166	$2,617
Accrued sales and use tax	462	834
Accrued people costs	2,889	2,173
Accrued professional fees	258	201
Other accrued liabilities	349	333
Total	$11,124	$6,158

14.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until we reach the aggregate limit of $10 million for the repurchases under the program.  The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the three months ended August 31, 2024, we repurchased 0.3 million shares of common stock for $3.0 million.

The following table summarizes the treasury stock activity during the three months ended August 31, 2024:

	Number of Shares (in thousands)	Cost of Shares (in thousands)	Average Cost per Share
June 2024	—	$—	$—
July 2024	—	-	-
August 2024	291	2,994	10.3
Total	291	$2,994	$10.3

15.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis.  Total stock-based compensation expense was $2.6 million and $4.7 million for the nine months ended August 31, 2024 and 2023, respectively.  Total stock-based compensation expense was $0.8 million and $1.7 million for the three months ended August 31, 2024 and 2023, respectively.  Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Restricted Stock Units

During the nine months ended August 31, 2024 the Company granted 600,000 of the RSU's with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs will be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. During the nine months ended August 31, 2023, the Company did not grant "double trigger" RSUs.  In addition, the Company also granted 109,706 and 9,805 time-based RSU's during the nine months ended August 31, 2024 and 2023, respectively. Stock-based compensation expense for the RSUs for the nine months ended August 31, 2024 and 2023 was $1.2 million and $3.4 million, respectively, and for the three months ended August 31, 2024 and 2023 was $0.4 million and $1.3 million, respectively.

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSU's granted with a double trigger for the nine months ended August 31, 2024 were as follows:

Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s Common Stock on date of grant	$6.03

As of  August 31, 2024, there was $2.3 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.7 years.

The following table summarizes the RSU activity during the nine months ended August 31, 2024:

RSUs
Unvested and outstanding as of November 30, 2023	976,226
Granted	709,706
Settled	(658,281)
Forfeited	(114,193)
Unvested and outstanding at August 31, 2024	913,458

Of the 658,281 restricted units issued, 47,035 units were returned to the Company in exchange for the Company paying for the payroll withholding taxes, and 21,905 units were repurchased by the Company for $0.3 million for shares withheld to pay the payroll tax liability of the vesting RSUs and treated as treasury stock. For the nine months ended August 31, 2024, RSUs of 589,341, net, were issued.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.4 million and $1.3 million during the nine months ended August 31, 2024 and 2023, respectively, and for the three months ended August 31, 2024 and 2023 was $0.4 million and $0.4 million, respectively.  As of August 31, 2024, there was $1.8 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.4 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model. The assumptions that the Company used to determine the grant-date fair value of stock options granted for the nine months ended August 31, 2024 were as follows:

Risk free rate	4.10%
Expected dividends	$—
Expected volatility	75.75%
Expected life (in years)	6.5
Market price of the Company’s Common Stock on date of grant	$6.89

The following table summarizes option activity under the 2020 Plan during the nine months ended August 31, 2024:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2023	1,384,666	$7.12
Granted	199,500	6.89
Exercised	(274,084)	2.67
Forfeited	(43,875)	6.99
Outstanding, August 31, 2024	1,266,207	$9.12
Exercisable, August 31, 2024	997,352	$9.45

Of the 274,084 shares issued upon exercise of options, 54,017 options were surrendered due to cashless exercise.

16.	EARNINGS PER SHARE

For the three and nine months ended August 31, 2024, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and nine months ended August 31, 2024. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

For the three and nine months ended August 31, 2023, the Company recorded net loss available to common shareholders.  As such, because the dilution impact from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and nine months ended August 31, 2023.

The following table sets forth the allocation of net income (loss) for the three and nine months ended August 31, 2024 and 2023, respectively:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Net income (loss)	$1,025	$(4,094)	$3,120	$(7,363)

Weighted-average number of shares used in computing net income (loss) per share, basic	22,758,155	21,960,163	22,509,018	21,895,815
Net income (loss) per share - basic	$0.05	$(0.19)	$0.14	$(0.34)
Weighted-average number of shares used in computing net income (loss) per share, diluted	23,410,159	21,960,163	23,072,498	21,895,815
Net income (loss) per share - diluted	$0.04	$(0.19)	$0.14	$(0.34)

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended August 31, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Weighted-average common shares outstanding- basic	22,758,155	21,960,163	22,509,018	21,895,815
Assumed conversion of:
Dilutive stock options	135,886	—	113,617	—
Dilutive RSUs	516,118	—	449,863	—
Weighted-average common share outstanding- diluted	23,410,159	21,960,163	23,072,498	21,895,815

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Options	437,666	1,452,499	437,666	1,452,499
RSUs	16,513	499,502	41,513	499,502
Total	454,179	1,952,001	479,179	1,952,001

17.	RELATED PARTY TRANSACTIONS

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

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were a nominal amount for the three and nine months ended August 31, 2024 and 2023.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were $0.1 million sales to Bersa S.A. during the three and nine months ended August 31, 2024 and less than $0.06 million and $0.1 million for the three and nine months ended August 31, 2023. As of November 30, 2023, the Company had accounts receivable of approximately $1.6 million. Because of the divesture of the joint venture, Fusady is no longer considered a related party as of August 31, 2024.

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

The Company leases office and warehouse space in South Africa. The Company has exercised its right to extend the lease for an additional year. The lease, which was originally set to expire in December 2024, will now be extended to December 2025.

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. Commencing in August 2022, the Company sub-leased the former Fort Wayne facility.  The amount received from the sub-lease is immaterial.  In March 2024, the Company terminated the lease and sublease on the former Fort Wayne facility.

Commencing in July 2024, the Company entered into a new operating lease for warehouse and retail office space located in Fort Wayne, Indiana. The lease term is for seven years, commencing on July 15, 2024 and expiring on July 14, 2029. As of August 31, 2024, the total right-of-use asset amounting to $0.3 million and the corresponding lease liability of $0.3 million are reflected in the Company's financial statements.

The Company also leases office space in Las Vegas, Nevada, which expires on January 31, 2027.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Salem, New Hampshire. The lease term is for seven years, commencing on August 22, 2024 and expiring on August 21, 2029. As of August 31, 2024, the total right-of-use asset amounting to $0.1 million and the corresponding lease liability of $0.1 million are reflected in the Company's financial statements.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Scottsdale, Arizona. The lease term is for ten years, commencing on August 27, 2024 and expiring on July 31, 2032. As of August 31, 2024, the total right-of-use asset amounting to $0.7 million and the corresponding lease liability of $0.7 million are reflected in the Company's financial statements.

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

For the three and nine months ended August 31, 2024, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2024	August 31, 2024
Lease Cost:
Operating lease cost	$151	$459
Total lease cost	$151	$459

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$166	$504
Operating lease liabilities arising from obtaining right-of-use assets	$1,146	$1,146

Operating Leases:
Weighted-average remaining lease term (in years)		4.6
Weighted-average discount rate		8.3%

Future lease payments under non-cancelable operating leases as of August 31, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2024 (three months)	$163
2025	714
2026	747
2027	623
2028	289
Thereafter	555
Total lease payments	3,091
Less: imputed interest	525
Present value of operating lease liabilities	$2,495
Operating lease liabilities, current	$596
Operating lease liabilities, non-current	$1,899

19.	INCOME TAXES

For the three months ended August 31, 2024, the Company recorded $0.1 million of income tax benefit. For the three months ended August 31, 2023, the Company recorded an income tax benefit of $0.1 million. For the three months ended August 31, 2024 and 2023, the effective tax rate was 0.1% and 2.8%, respectively.   For the nine months ended August 31, 2024, the Company recorded $0.1 million of income tax benefit. For the nine months ended August 31, 2023, the Company recorded an income tax benefit of $0.2 million.  For the nine months ended August 31, 2024 and 2023, the effective tax rate was 0.2% and 2.2%, respectively.   The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

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

The tables below summarize the Company’s revenue for the three and nine months ended August 31, 2024 and 2023, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2024	$19,264	$53	$812	$725	$20,854
August 31, 2023	6,784	115	32	154	7,085

Nine Months Ended	U.S.	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2024	$53,462	$157	$2,344	$1,814	$57,777
August 31, 2023	24,780	326	1,239	659	27,004

22.	FINANCIAL INSTRUMENTS

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

During the nine months ended August 31, 2024, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand.  The Company recorded a translation adjustment gain of $0.4 million and loss of $0.6 million related to the South African rand during the nine months ended August 31, 2024 and 2023, respectively.

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

The Company loaned $1.6 million to Byrna LATAM in January 2023. The Company determines if an estimate for a credit loss on this loan is needed by considering the financial position of Byrna LATAM, the current economic environment, collections on our accounts receivable balances with Byrna LATAM, as well reasonable and supportable forecasts to support the payment of this loan.  The Company reviews these factors quarterly to determine if any adjustments are needed.

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

On January 10, 2023, we created a new joint venture ("Byrna LATAM") with Fusady S.A. ("Fusady") located in Uruguay, to expand our operations and presence in South American markets.  We held 51% of the stock in Byrna LATAM, and the remaining 49% of stock in Byrna LATAM was held by Fusady. Under the terms of the joint venture, we did not control the Byrna LATAM. On August 19, 2024 we sold our 51% ownership interest to Fusady S.A. for $1 and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM.  The LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay us a royalty on Byrna products manufactured.   The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers that expire August 19, 2029.

On July 31, 2024, our Board of Directors approved a plan to buy back up to $10 million worth of shares of our common stock (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until we reach the aggregate limit of $10 million for the repurchases under the program.

RESULTS OF OPERATIONS

Three months ended August 31, 2024 as compared to three months ended August 31, 2023:

Net Revenue

Revenues were $20.9 million in the third fiscal quarter of 2024 which represents an increase of $13.8 million, or 194%, as compared to the prior year period revenues of $7.1 million.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and towards celebrity endorsers. Direct to customer sales, via Amazon and our website, increased by $11.0 million, or 216%, from $5.1 million in the fiscal quarter of 2023 to $16.1 million in the fiscal quarter of 2024.  Sales to domestic dealers and retailers also improved, increasing by 107% to $3.4 million from $1.7 million in the three months ended August 31, 2023. Sales to Canadian customers increased by $0.2 million or 100% to $0.4 million for the three months ended August 31, 2024, as compared to $0.2 million in the three months ended August 31, 2023. Sales to all other international markets increased from $0.2 million in the three months ended August 31, 2023 to $0.9 million in the three months ended August 31, 2024.

Cost of Goods Sold

Cost of goods sold was $7.8 million in the fiscal quarter of 2024 compared to $3.9 million in the prior year period. This increase of $3.9 million, or 100%, is primarily due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $13.0 million in the third fiscal quarter of 2024, or 62.4% of net revenue, as compared to gross profit of approximately $3.2 million, or 44.6% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales is primarily due to the increase in the proportion of high margin direct to customer sales, from 67% of total sales in the prior year period to 77% of sales in the third fiscal quarter of 2024. The improvement was also due to higher absorption of fixed costs by increased production volume and due to reduced reliance on price discounts for sales promotions.

Operating Expenses

Operating expenses were $12.2 million in the third fiscal quarter of 2024, an increase of $4.9 million, as compared to the prior year period expenses of $7.3 million.  The increase is due to an increase of $2.6 million in marketing expenses, an increase of $1.2 million in variable expenses, which increase in proportion to sales volume, an increase of $1.2 million in accrued employee compensation costs. These cost increases were offset by a decrease of $0.9 million in stock compensation expense.

Other Income (Expense)

We recorded $0.1 million of foreign currency translation loss during the three months ended August 31, 2024 compared to $0.05 million of foreign currency translation loss during the three months ended August 31, 2023. We recorded $0.3 million of interest income during the three months ended August 31, 2024 compared to $0.2 million in the three months ended August 31, 2023.  We recorded a loss of $0.06 million from our South American joint venture investment as compared to a loss of $0.2 million in the three months ended August 31, 2023.

Income Tax Provision

For the three months ended August 31, 2024 and 2023, we recorded a nominal amount and $0.1 million of income tax benefit, respectively. For the three months ended August 31, 2024 and 2023, the effective tax rate was 0.1% and 2.8%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Income/(Loss)

Net income was $1.0 million for the three months ended August 31, 2024, an improvement of $5.1 million compared to the net loss of $4.1 million for the three months ended August 31, 2023.

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

	For the Three Months Ended
	August 31,
	2024	2023
Net income (loss)	$1,025	$(4,094)

Adjustments:
Interest income	(281)	(239)
Income tax benefit	(78)	(124)
Depreciation and amortization	263	301
Non-GAAP EBITDA	929	(4,156)

Stock-based compensation expense	819	1,738
Non-cash incentive compensation expense	—
Forgiveness of PPP loan		—
Impairment loss	—	—
Severance/Officer recruiting	196	—
Other expenses	—	—
Non-GAAP adjusted EBITDA	$1,944	$(2,418)

Nine months ended August 31, 2024 as compared to nine months ended August 31, 2023:

Net Revenue

Revenues were $57.8 million in the nine months ended August 31, 2024, an increase of $30.8 million or 114% as compared to the prior year period revenues of $27.0 million. Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and to celebrity endorsers. Direct to customer sales, via Amazon and our website, increased by $25.9 million, or 140%, from $18.5 million in the nine months ended August 31, 2023, to $44.4 million during the nine months ended August 31, 2024. Sales to domestic dealers and retailers increased by 58% to $9.8 million in the nine months ended August 31, 2024, from $6.2 million in the nine months ended August 31, 2023. Sales to Canadian customers increased by $0.4 million or 60% to $1.1 million during the nine months ended August 31, 2024, as compared to $0.7 million in the nine months ended August 31, 2023. Sales to all other international markets increased from $1.6 million in the nine months ended August 31, 2023, to $2.5 million in the nine months ended August 31, 2024.

Cost of Goods Sold

Cost of goods sold was $22.6 million in the nine months ended August 31, 2024 compared to $12.4 million in the prior year period. The increase of $10.2 million, or 82%, is primarily due to the increase in sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $35.2 million during the nine months ended August 31, 2024, or 60.9% of net revenue, as compared to gross profit of approximately $14.6 million, or 54.1% of net revenue, in the prior year period.  The improvement in gross profit as a percentage of sales is primarily due to the increase in the proportion of high margin direct to customer sales, from 66% of total sales in the prior year period to 77% of sales in the nine months ended August 31, 2024. The improvement was also due to higher absorption of fixed costs by increased production volume and due to reduced reliance on price discounts for sales promotions.

Operating Expenses

Operating expenses were $32.6 million in the nine months ended August 31, 2024, an increase of $11.1 million, or 52%, as compared to the prior year period expenses of $21.5 million.  The increase is due to an increase of $6.4 million in marketing expenses, an increase of $2.8 million in variable expenses, which increase in proportion to sales volume, an increase of $2.7 million in employee compensation costs. These cost increases were offset by a decrease of $2.1 million in stock compensation expense.

Other Income (Expense)

We recorded $0.4 million of foreign currency translation loss during the nine months ended August 31, 2024 compared to $0.2 million of foreign currency translation loss during the nine months ended August 31, 2023. We recorded $0.9 million of interest income during the nine months ended August 31, 2024 compared to $0.5 million in the nine months ended August 31, 2023.  We recorded a loss of $0.04 million from our South American joint venture investment during the nine months ended August 31, 2024, as compared to a loss of $0.6 million in the nine months ended August 31, 2023.

Income Tax Provision

For the nine months ended August 31, 2024 and 2023, we recorded $0.1 million of income tax benefit and income tax benefit of $0.2 million, respectively. For the nine months ended August 31, 2024 and 2023, the effective tax rate was 0.2% and 2.2%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, the recording of a valuation allowance against the deferred tax assets generated in the current period, and other effects.

Net Income/(Loss)

Net income was $3.1 million for the nine months ended August 31, 2024, an improvement of $10.5 million compared to the net loss of $7.4 million for the nine months ended August 31, 2023.

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

	For the Nine Months Ended
	August 31,
	2024	2023
Net income (loss)	$3,120	$(7,363)

Adjustments:
Interest income	(883)	(525)
Income tax benefit	(75)	(165)
Depreciation and amortization	1,113	921
Non-GAAP EBITDA	3,275	(7,132)

Stock-based compensation expense	2,615	4,689
Impairment loss	—	176
Severance/Separation	431	$52
Non-GAAP adjusted EBITDA	$6,321	$(2,215)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of August 31, 2024 totaled $20.1 million, a decrease of $0.4 million from $20.5 million of cash and cash equivalents as of November 30, 2023.

Operating Activities

Cash provided by operating activities was $4.5  million for the nine months ended August 31, 2024 compared to cash used in operations of $3.6 million during the prior year period. Net income was $3.1 million compared to net loss of $7.4 million for the nine months ended August 31, 2024 and 2023, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expenses of $2.6  million for the nine months ended August 31, 2024 compared to $4.7  million for the nine months ended August 31, 2023; depreciation and amortization expense of $1.1 million for the nine months ended August 31, 2024 compared to $0.9 million for the nine months ended August 31, 2023, and less than a $0.1 million of joint venture investment loss in the nine months ended August 31, 2024 compared to $0.6 million during the nine months ended August 31, 2023.

Inventory increased during the nine months ended August 31, 2024 by $5.9 million compared to an increase of $2.3 million for the nine months ended August 31, 2023.  Accounts receivable decreased by $0.8  million during the nine months ended August 31, 2024 as compared to a decrease of $2.0  million for the nine months ended August 31, 2023.  Accounts payable and accrued liabilities increased during the nine months ended August 31, 2024 by $5.0  million compared to a decrease of $3.0  million for the nine months ended August 31, 2023. Prepaid expenses and other current assets increased by $1.2 million during the nine months ended August 31, 2024 compared to a decrease of $0.2  million during the nine months ended August 31, 2023.  Operating lease liabilities decreased by $0.5 million during the nine months ended August 31, 2024 compared to a decrease of $0.5 million during the nine months ended August 31, 2023. Deferred revenues decreased $1.1 million during the nine months ended August 31, 2024 compared to a decrease of less than $0.1 million for the nine months ended August 31, 2023, respectively.

Investing Activities

Cash used in investing activities was $1.4 million for the nine months ended August 31, 2024 compared to $2.4 million for the nine months ended August 31, 2023. The prior year period investing activities primarily relates to the investment in the joint venture and the corresponding loan while the current period relates to purchases of property and equipment.

Financing Activities

Cash used in financing activities was $3.9 million for the nine months ended August 31, 2024 compared to $0.5 million for the nine months ended August 31, 2023.  The current year amount was primarily composed of stock repurchases of $3.2 million and taxes paid on issuances of restricted stock units of $0.8 million. The prior year amount was primarily composed of payroll taxes withheld on the vesting of restricted stock units.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2023 10-K. During the three and nine months ended August 31, 2024, there were no significant changes to our critical accounting policies from those described in our 2023 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2024 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded that as of August 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the third quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  We repurchased 291,141 shares of our Common Stock under the Stock Buyback Program during the three months ended August 31, 2024.  See Note 14 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

	Number of Shares (in thousands)	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 2024	—	$—	—	$—
July 2024	—	—	—	—
August 2024	291	10.3	291	5,700
Total	291	$10.3	291	$5,700

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended August 31, 2024 none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Departure and Appointment of Officers

On July 15, 2024, David North, the Company's previous CFO, retired and Lauri Kearnes was appointed CFO. Mr. North's decision to retire was not caused by any disagreement with the Company, and the Company and Mr. North entered into a consulting agreement pursuant to which Mr. North has provided consulting services to the Company following his retirement.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Offer Letter between Byrna Technologies Inc. and Lauri Kearnes, dated June 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
10.2	Separation Agreement between Byrna Technologies Inc. and David North, dated June 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
10.3	Consulting Agreement between Byrna Technologies Inc. and David North, dated June 19, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: October 11, 2024		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 11, 2024		/s/ Lauri Kearnes
	Name:	Lauri Kearnes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)