Form 10-K
period 2024-11-30
Byrna Technologies Inc.
filed 2025-02-07
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2024) was approximately $204,157,655 based upon a share valuation of $11.69 per share.

As of February 7, 2025, the Company had 25,162,143 issued and 22,646,926 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

In January 2023, we acquired a 51% ownership interest in Byrna LATAM S.A. (“Byrna LATAM”), a corporate joint venture formed to expand our operations and presence in South American markets. On August 19, 2024, we sold our 51% ownership interest to Fusady S.A., an affiliate of Bersa S.A. (“Fusady”) for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). See Note 6, "Investment in Joint Venture" for additional information.

We offer a range of .68 caliber projectiles for different applications. Our chemical irritant projectiles include Byrna Max, which contains a pepper and tear gas blend, and Byrna Pepper, which contains a pepper and PAVA blend. These chemical irritant projectiles are designed to cause burning sensation on an assailant’s eyes and skin and to temporarily cause a sensation of impairment of their respiratory system upon contact, with quick-acting, incapacitating effects. We also offer Byrna Kinetic, a lower-cost, hard plastic projectile that can be used for self-defense or training, and Byrna Pro Training, a projectile filled with inert powder to simulate use of chemical irritant rounds for training. During 2021, we introduced the Eco-Kinetic line of projectiles which are environmentally safe, fully biodegradable and highly accurate rounds for both safety and recreational uses. During 2023, we introduced our less lethal 12 gauge kinetic round that uses patented fin-stabilized projectiles designed to be fired from any 12 gauge shotgun with standard cylinder or improved cylinder bore choke with increased speed and accuracy at up to 100 feet of range.

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

Our international sales are fulfilled primarily by select distribution partners that have expertise in their local markets. International sales represented 8.0% of revenue in our fiscal year 2024 and 6.8% of revenue in fiscal year 2023; we see the potential to continue increasing our international sales mix as foreign law enforcement customers are showing growing interest in Byrna devices serving as a less-lethal, secondary security device, and the Byrna approach is increasingly seen as a favorable de-escalation solution.

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

Regulatory Matters

The manufacture, sale, and purchase of weapons, ammunitions, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the U.S. BATF, and various state and international agencies that regulate the manufacture, export, import, distribution and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase the costs or limit the availability of our products. In order to manufacture, sell, import and export our 40mm products and certain components, we are required to obtain and maintain several Federal Firearms License ("FFL") and Federal Explosive License ("FEL") licenses and permits. The Byrna SD is a new product and may be subject to future legislation or regulation. Because it uses CO2, rather than gunpowder or other explosives to launch projectiles, the Byrna SD is not currently a “firearm” regulated by the BATF. It is, however, subject to certain state and local regulations related to “pepper spray” or “tear gas” devices. Re-characterization of the Byrna SD as a firearm or other changes to or new interpretations of existing regulations could impact our ability to manufacture or sell the Byrna SD and its projectiles, or limit their market, which could impact our sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our sales and the size of the reachable market.

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

Human Capital

As of November 30, 2024, we had 167 employees. We believe that our employee relations are good, and that our human capital meets the needs of our business. None of our employees are represented by a collective bargaining agreement and we have never experienced any work stoppage.  Our future performance depends significantly upon the continued service of our key engineering, technical and senior management personnel, and our continued ability to attract and retain skilled employees.

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

●	We have a limited operating history on which you can evaluate our business.
●	We have a history of operating losses during prior periods and we cannot guarantee that we will be able to sustain profitability
●

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected

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
●

Tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries, most significantly China, Canada and Mexico, may impact our revenue and results of operations.

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

We have a limited operating history on which you can evaluate our business. Although our corporate entity has existed since 2005, we have only been manufacturing and selling the Byrna launchers, our largest source of revenue, since April 2019. Moreover, we have introduced several new products during the past few years, including product lines acquired through acquisitions and sourced from third-party manufacturers with whom we had no prior experience. Some of our senior management team are relatively new to their positions.  As a result, our business may be subject to many of the problems, expenses, delays, and risks inherent in the rapid growth of a relatively new business and the integration of key personnel and infrastructure.

We have a history of operating losses during prior periods and we cannot guarantee that we will be able to sustain profitability.

We have recorded net income for the year ended November 30, 2024. Our net income for the year ended November 30, 2024 was $12.8 million, compared to a net loss of $8.2 million for the year ended November 30, 2023 Our accumulated deficit at November 30, 2024 was $56.8 million. While we have achieved profitability this year, there can be no assurance that we will not experience net losses in the future and there can be no assurance of continued profitability.

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

Our direct-to-consumer sales rely to a significant degree on advertising that we place on advertising platforms, including social media platforms.  During 2023, advertising and social media platforms prohibited advertising of any Byrna product and imposed significant restrictions on our ability to advertise on certain platforms, which restrictions largely remain in place.  Any prohibitions or restrictions on advertising imposed by these or other platforms, or any changes in the algorithms used by such platforms, may result in reduced direct-to-consumer sales, reduced traffic to our website and a decreased market presence, which could have a material adverse effect on our business, operating results, and financial condition

The failure to attract and retain key personnel could have an adverse effect on our operating results.

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

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Bryan Ganz, our President, Chief Executive Officer and member of the Board of Directors, and Lauri Kearnes, our Chief Financial Officer. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

We depend on the sale of our personal security devices.

Although we do sell certain other products and we expect to introduce new products, including products being developed and products acquired in connection with acquisitions, our revenue has been derived mainly from the sale of the Byrna SD and its successor, the Byrna LE. The sale of such personal security devices is influenced by a variety of economic, social, and political factors, including without limitation the level of confidence of consumers in our products and in the security and reliability of online shopping and e-commerce on which we significantly rely, which may result in volatile sales. Sales of the Byrna SD, including its ammunition and accessories, represents most of our revenue.  There can be no assurances of continued demand for the Byrna SD, and any change in the factors that impact demand and sales that are likely to materially and adversely affect our prospects.

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

We rely on certain third-party suppliers for our business, including sole source suppliers.  Our future operating results depend upon our ability to obtain timely delivery of a sufficient amount and a reliable quality of all components on commercially reasonable terms. Failure of a supplier’s business or consolidation within the industry could further limit our ability to purchase key components at all (in the case of sole source suppliers) or in sufficient quantities and on commercially reasonable terms. Demands of competitors, including those with larger operations and stronger bargaining power or those or willing to pay a higher price or to accept lower standards, could also limit our ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis has occurred in the past due to industry shortages of certain raw materials, and could occur in the future for similar or other reasons. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our liquidity and revenues.

We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.

Our products contain numerous parts and we rely on third-party suppliers to deliver parts and materials that comply with our specifications. While we test all of our finished products, we do not test all of the components and materials they contain. We use randomized statistical inspection for components and materials and these protocols, while we believe them to be reliable, have inherent limitations and may miss parts that do not meet specifications. If those parts pass our completed launcher testing but subsequently cause failures of the products in which they are installed, we may need to undertake product recalls or implement protocols for improved performance or safety, which could negatively impact our reputation and business. Moreover, if any such part failure resulted in a physical injury, it could also subject us to the risks of potential product liability actions and, if our stock price were impacted, security class actions.

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

Conducting our operations through joint ventures could expose us to risks and uncertainties, many of which are outside of our control, and such risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to any joint venture that we may enter into in the future, any differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We would also not be able to control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. As a result, we could be unable to control the quality of products produced by any future joint venture or achieve consistency of product quality as compared with our other operations. In addition to net sales and market share, this may have a material negative impact on our brand and how it is perceived thereafter. Moreover, if our partners also fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint venture may be unable to adequately perform and conduct its operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint venture’s customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As we seek to expand our business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings.

Our efforts to grow our business depend in part upon access to, and our success in developing, market share and operating profitably in, additional geographic markets including but not limited to South America and South Africa. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than our other markets. Operating and seeking to expand business in a number of different regions and countries exposes us to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use capital and other of our resources that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect our financial results.  Although we are taking measures to adapt to these changing circumstances, our business, financial condition, results of operations and cash flows could be materially adversely affected should these efforts prove unsuccessful.

Sales transacted at our retail stores may be paid for with cash which increases the risk of theft and related legal liability.

Customers purchasing products at our retail locations may choose to pay in cash. Though cash receipts are expected to be immaterial in amount and are deposited promptly, acceptance of cash by our employees and possession of cash on our premises increase the risk of theft and potential related legal liabilities.

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

We face competition from a number of businesses, including global businesses, many of which have substantially greater financial resources, operating scale, and a broader range of product offerings than we do. In the law enforcement market, in particular, we face competitors who have long-term, established relationships with security professionals who subscribe to an integrated suite of their products, some of which offer features that our current products do not support, and who may have made substantial investments in their hardware, creating a barrier to entry for our competing product. Such competition could adversely affect our ability to win new contracts and sales and renew existing contracts. We operate in a period of intense competition in some key markets, which could affect the profitability of the contracts and sales we do win. If we cannot successfully compete in our industry and business segments, our business, financial condition and results of operations could suffer.

Expansion of sales of our product to law enforcement and other governmental or quasi-governmental entities may require expenditure of resources and lengthen our sale cycle.

Generally, entities such as law enforcement and other governmental or quasi-governmental entities consider a wide range of issues before committing to purchase less-lethal defense products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Such considerations may result in a sales cycle that is longer than and different from sales process related to dealers and consumers. Adverse publicity surrounding our products or the safety of such products also could lengthen our sales cycle with these customers. In addition, if we successfully expand sales of our products to these customers, we could encounter challenges related to funding of law enforcement and other governmental and quasi-governmental entities generally, states and municipalities that fund such entities and the recent changes in public sentiment around police funding. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by such potential customers before they place an order. If these potential customers do not ultimately purchase our products, we will have expended significant resources and received no revenue in return.

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

Political and social factors can affect our performance. Concerns about political trends, as well as firearm-related incidents and social reaction thereto, and legislature and policy shifts resulting from elections can affect the demand for our products. In addition, speculation about control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

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

The manufacture, sale, purchase, possession and use of weapons, including CO2 powered launchers and chemical irritant devices, are subject to federal, state, local, and foreign laws. If such regulation becomes more expansive in the future, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. Our products are relatively new and may be subject to certain laws and regulations, including those related to CO2 powered launchers, “pepper spray” or “tear gas” devices, and future legislation or regulation. New legislation, regulations, or changes to or new interpretations of existing regulations could impact our ability to manufacture or sell products and our projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the reachable market.

We may be subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our products, technology, operations and markets. For example, the development, production, (re-)exportation, importation, and transfer of our products and technology is subject to U.S. and foreign export control, sanctions, customs, import and anti-boycott laws and regulations, including the EAR (collectively, “Trade Control Laws”). If one or more of our products or technology, or the parts and components we buy from others, is or becomes subject to the International Traffic in Arms Regulations (the “ITAR”) or national security controls or other controls under the EAR, this could significantly impact our operations, for example by severely limiting our ability to sell, (re-)export, or otherwise transfer our products and technology, or to release controlled technology to foreign person employees or others in the U.S. or abroad. We may not be able to obtain licenses and other authorizations required under the applicable Trade Control Laws. The failure to satisfy the requirements under the Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, (re-)export, import, and/or in-country transfer of our products and technology, which could adversely affect our revenues and profitability.

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

Health and safety issues related to our products may arise that could lead to litigation or other action against us, to regulation of certain of our product components, or to negative publicity. We may be required to modify our technology and may not be able to do so. We may also be required to pay damages that may adversely affect our financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect our ability to market certain of our products and, in turn, could harm our business and results from operations.

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

Risks Related to our Securities

We may not maintain qualification for listing on Nasdaq in the future, which may impair your ability to sell your shares.

Our common stock is currently listed on the Nasdaq Capital Market. The Nasdaq Capital Market requires listed companies to meet certain listing criteria including total number of stockholders, Board of Directors independence, minimum bid price, total value of publicly held shares, and in some cases total stockholders’ equity and market capitalization requirements. If for any reason our common stock does not maintain eligibility for listing on the Nasdaq Capital Market, it could be subject to delisting, in which case  our common stock would be quoted elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange.  Loss of our Nasdaq listing could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

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

Our directors, executive officers, and other holders of more than 5% of our common stock, together with their affiliates, currently own a significant percentage of our outstanding common stock. As a result, these stockholders may have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may be able to influence the management and affairs of our company. Accordingly, this concentration of ownership might decrease the market price of our common stock by:

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

Epidemic and pandemic diseases could have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to comply with regulatory requirements.

Outbreaks of epidemic, pandemic, or contagious diseases could cause disruptions in our business and the businesses of third parties who we depend upon for materials and manufacturing, marketing and other services. These disruptions could include disruptions in our ability to receive materials, manufacture our products, distribute our products, market our products, or obtain services. These disruptions have caused, and could cause further, closures of our facilities or the facilities of our suppliers, manufacturers and dealers, as well as cancellation of events that present significant marketing opportunities such as industry conventions, and trade shows. Any disruption of the businesses of our suppliers, manufacturers or dealers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward internationally operating companies, and resulting tariffs, export controls, trade sanctions, sanctions blocking statutes, or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our business, and these can interfere with our expanding international sales, supply chain, production costs, customer relationships, and competitive position. For example, the current presidential administration has imposed tariffs on goods from a variety of countries, including China, Canada, Mexico and others. These tariffs currently affect some of the components of our products we import from China and other countries, and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. We work closely with third parties who monitor, evaluate and keep us informed about the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and seek to implement strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants to seek to minimize product coming from China and other countries both in existing and new product development and select suppliers in low cost regions where tariff issues are less challenging. Notwithstanding these efforts, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. Further escalation of specific trade tensions, such as those between the United States and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We do business in emerging market jurisdictions, such as South Africa and South America, where economic, political and legal risks are heightened.

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

We have registered and may in the future register shares of common stock that we have issued or may issue under our equity compensation plans and shares of common stock that have been issued upon the conversion of certain convertible securities. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable securities laws and applicable vesting requirements.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal, administrative, or other proceedings against us and our business may be harmed.

As a result of disclosure of information in filings required of us as a public company, our business and financial condition are publicly available, which could be advantageous to, or harm our relationships with, our competitors, suppliers, manufacturers, retail partners, and customers. These disclosures may also make it more likely that we will experience an increase in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims are resolved in our favor the time and resources necessary to resolve them could divert the resources of our management and harm our business and results of operations.

Our business could be harmed if we are unable to accurately forecast our results of operations.

We may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products for which we have no or limited historical data. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Our lack of long-term historical data related to new products makes it particularly difficult to make forecasts related to such products. The lead times and reliability of our suppliers may be affected by global events in the future. These corrections of forecast require a very quick pivot and adjustments to the supply chain, production and marketing. If we are unable to make these changes quickly or at all our inventory, production and sales may be materially affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our business is highly dependent on our information systems, including our ability to operate them effectively and to successfully implement new technologies, methods, and processes, as well as adequate controls and cybersecurity incident recovery plans. We rely on our information systems to manage our business. In addition, we must protect the confidentiality and integrity of the data of our business, employees, customers, and other third parties. Our business involves the collection, processing, storage, and transmission of personally identifiable information and other sensitive and confidential information. This data is wide-ranging and relates to our employees, customers, and third parties.

Our management, led by our Chief Executive Officer, has the overall responsibility for identifying, assessing and managing any material risks from cybersecurity threats, and our Board of Directors, assists in overseeing and monitoring cybersecurity risks and risk management. Our cybersecurity posture is designed to comply with key global financial regulations and cybersecurity laws in the jurisdictions in which we operate. This posture includes taking several proactive steps to prepare for attempts to compromise our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material cybersecurity risks, and protect against, detect, and respond to cybersecurity threats and incidents, we undertake the following activities:

●	Closely monitor emerging data protection laws and implement changes to our processes designed to comply;

●	Undertake reviews of our consumer-facing and internal policies and statements related to cybersecurity;

●	Proactively inform our customers of substantive changes related to customer data handling;

●	Conduct annual cybersecurity training for all our employees;

●	Conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;

●	Through policy, practice, and contract (as applicable), require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;

●	Update and assess our cybersecurity technologies to address threats and vulnerabilities; and

●	Carry cybersecurity insurance to protect against potential losses from incidents.

Cybersecurity Risk Assessment Program

We do not have a formal cybersecurity risk assessment program.

Policies and Procedures for Third-Party Service Providers

We do not have specific policies and procedures to oversee, identify, or mitigate the cybersecurity risks associated with our use of third-party service providers, other than relying on SOC 1 Type 2 reports for materially in-scope applications.

Activities to Prevent, Detect, and Minimize Cybersecurity Incidents

We undertake various activities to prevent, detect, and minimize the effects of cybersecurity incidents. These activities include:

●	ensuring that company data accessed via a desktop or laptop computer is only accessible from company-owned computers

●	ensuring that company-owned computers are regularly updated and maintained, are running the latest versions of our Endpoint Detection and Response antivirus software

●	ensuring that company-owned computers access the internet through secure connections via our corporate VPN solution

●	conducting regular phishing email simulations

●	updating and assessing our cybersecurity technologies such as our firewall and various cybersecurity software

Impact of Previous Cybersecurity Incidents

At this time, we have not identified any risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected us. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us.

Impact on Results of Operations or Financial Condition

Cybersecurity risks and incidents have not materially affected our results of operations or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us.

Consideration of Cybersecurity Risks in Business Strategy, Financial Planning, and Capital Allocation

Cybersecurity risks are considered as part of our business strategy, financial planning, and capital allocation. We regularly review and update our cybersecurity posture to address emerging threats and ensure the protection of our information systems.

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

Holders

On February 1, 2025, there were 58 holders of record of our common stock.

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

Stock Repurchases

In March 2024, 21,905 units were repurchased by the Company for $0.3 million for shares withheld to pay the payroll tax liability of vesting RSUs and treated as treasury stock.

On July 31, 2024, our Board of Directors approved a plan to buy back up to $10 million worth of shares of our common stock (the “Stock Buyback Program”). The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until we reach the aggregate limit of $10 million for the repurchases under the program. See Note 14, "Stockholders’ Equity—Stock Buyback Plan", in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

The following table summarizes repurchases made during the fiscal year ended November 30, 2024:

	Number of		Average Cost
	Shares	Cost of Shares	per Share
Shares purchased - March 2024	21,905	$253,003	$11.6
Shares purchased - August 2024	291,141	2,994,296	10.3
Shares purchased - September 2024	506	5,695	11.3
Shares purchased - October 2024	35,678	499,997	14.0
Total	349,230	$3,752,991	$10.7

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

OVERVIEW

Byrna Technologies Inc. is a designer, manufacturer, retailer and distributor of innovative technological solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe, and our core mission is to empower individuals to safely and fully engage in life and adventure. Our design team’s directive is to build easy-to-use self-defense tools to enhance the safety of our customers and their loved ones at home and outdoors. We are also focused on developing tools that can be used instead of firearms by professional law enforcement and private security customers to reduce shootings and facilitate trust between police and the communities they seek to serve. Our strategy is to establish Byrna® as a consumer lifestyle brand associated with the confidence people can achieve by knowing they can protect themselves, their loved ones and those around them. We believe we have a significant opportunity to leverage the Byrna brand to expand our product line, broaden our user base and generate increasing sales from new and existing customers.

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

On January 10, 2023, we created a new joint venture ("Byrna LATAM") with Fusady S.A., an affiliate of Bersa S.A. (“Fusady”)  located in Uruguay, to expand our operations and presence in South American markets. We held 51% of the stock in Byrna LATAM, and the remaining 49% of stock in Byrna LATAM was held by Fusady. Under the terms of the joint venture, we did not control the Byrna LATAM. On August 19, 2024 we sold our 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”), and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). The LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay us a royalty on Byrna products manufactured. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers that expire August 19, 2029.

RESULTS OF OPERATIONS

Revenue of $85.8 million during the fiscal year ended November 30, 2024 was $43.2 million higher than prior year revenue of $42.6 mainly due to an increase in e-commerce sales of $34.9 million. The majority of revenue continues to be in high margin direct online sales via Amazon and our own website, as these e-commerce sales accounted for 76.8% of total net revenue in the current fiscal year and 72.6% of total revenue in the prior fiscal year.  In addition, we experienced growth in our dealer sales channel as well as sales into Canada.  Sales of Fox Labs branded products, which the Company acquired at the end of the second quarter of 2022, continued to increase during the fiscal year ended November 30, 2024.

We increased gross margin profitability by 6.1% as compared with the prior year. With the increase in revenues, we have increased marketing spend, personnel costs, and professional fees.  Due to the increase in revenue during the fiscal year, the increase in operating expenses offset with the increase in gross profit led to a profit from operations of  $6.7 million for the fiscal year  November 30, 2024 as compared to a loss from operations of  $7.8 million for the fiscal year ended  November 30, 2023.

Year ended November 30, 2024, as compared to year ended November 30, 2023:

Net Revenue

Revenues were $85.8 million for the year ended November 30, 2024 which represents an increase of $43.2 million or 101.1% compared to the prior year period revenues of $42.6 million. The increase was primarily due to e-commerce sales that increased by 112.8% or $34.9 million from $30.9 million during the fiscal year ended November 30, 2023 to $65.9 million for the fiscal year ended November 30, 2024. Direct sales via our website increased by $26.7 million from $24.6 million for the fiscal year ended November 30, 2023 to $51.3 million for the fiscal year ended November 30, 2024. Sales via Amazon increased from $6.4 million during the fiscal year ended November 30, 2023 to $14.5 million for the fiscal year ended November 30, 2024.  Sales to domestic dealers/distributors, in combination with sales to security companies and law enforcement agencies increased by 48.3% from $8.7 million during November 30, 2023 to $12.9 million for the fiscal year ended November 30, 2024.  In addition, sales of pepper spray from Fox Labs, which we acquired on May 25, 2022, increased to $1.7 million for the fiscal year ended November 30, 2024 compared to $1.1 million during the fiscal year ended November 30, 2023.

Cost of Goods Sold

Cost of goods sold was $33.0 million in the fiscal year ended November 30, 2024 compared to $19.0 million in the fiscal year ended November 30, 2023. This $14.0 million increase is primarily due to the increase in sales volume.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $52.8 million for the fiscal year ended November 30, 2024, or 61.5% of net revenue, as compared to gross profit of $23.6 million, or 55.5% of net revenue, in the prior year.  Gross margin profitability increased primarily due to the increase in the proportion of high margin direct to customer sales (Web/Amazon) from 72.6% of total sales for the fiscal year ended November 30, 2023 to 76.8% of sales for the fiscal year ended November 30, 2024.

Operating Expenses

Operating expenses were $46.1 million for the fiscal year ended November 30, 2024, as compared to operating expenses in the prior fiscal year of $31.4 million. This $14.7 million increase is primarily due to an increase in marketing expenditures, personnel costs, and variable selling expenses. Marketing expenditures increased $7.8 million from $4.6 million for fiscal year 2023 to $12.4 million in fiscal year 2024  Total employee compensation costs increased $1.9 million from $15.9 million for fiscal year 2023 to $17.8 million in fiscal year 2024. Total variable selling expenses increased by $3.7 million from $4.1 million in fiscal year 2023 to $7.8 million for fiscal year 2024. Professional fees increased by $0.9 million from $1.1 million in fiscal year 2023 to $2.0 million for fiscal year 2024. Other operating costs, including administrative expenses, increased by $0.5 million from $5.6 million for fiscal year 2023 to $6.1 million for fiscal year 2024.

Profit from Operations

The increase in revenue, off-set by the increase in operating expenses resulted in an increase of $14.5 million in profit from operations of $6.7 million in the fiscal year ended November 30, 2024 as compared to a loss from operations of $7.8 million in the fiscal year ended November 30, 2023.

Interest Income/Expense

Interest income for the fiscal year ended November 30, 2024 was $1.0 million compared to $0.7 million for the fiscal year ended November 30, 2023.  The increase in interest income is primarily due to higher interest rates on the Company's cash and cash equivalents and marketable securities. The increase in interest income is primarily due to an increase in the amount of interest-earning funds held in cash and cash equivalents, marketable securities, and accrued interest receivable on loan receivable.

Loss from Joint Venture

Since the inception of the Byrna LATAM joint venture in January 2023, the Company's proportionate share of Byrna LATAM's losses were 51%. On August 19, 2024, we sold our 51% ownership interest to Fusady S.A. for $1 pursuant to the LATAM Share Purchase Agreement. Our share of the joint venture’s loss for the fiscal year ended November 30, 2024 was less than $0.1 million. The carrying value of our investment in the joint venture at November 30, 2024 and November 30, 2023 was $0 in the Consolidated Balance Sheets.

Other Income (Expense)

Other income (expenses) in the year ended November 30, 2024 includes $0.01 million investment gains.  Other income (expenses) in the year ended November 30, 2023 included ($0.05) million investment losses.

Income Tax Provision (Benefit)

Our effective income tax rate was (80.31)% for the year ended November 30, 2024 compared to an effective income tax rate of 2.06% for the year ended November 30, 2023.  Our income tax benefit was $5.7 million for the fiscal year ended November 30, 2024 compared to an income tax provision of $0.2 million for the fiscal year ended November 30, 2023. Our tax rate differs from the statutory rate of 21.0% primarily due to the release of the valuation allowance, the impact of stock compensation, as well as state income taxes, tax credits, the foreign tax rate differential for Byrna South Africa, and effects of permanent non-deductible expenses and other effects.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide the following additional financial metrics that are not prepared in accordance with GAAP (non-GAAP): non-GAAP adjusted EBITDA. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

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

Non-GAAP Adjusted EBITDA

Non-GAAP Adjusted EBITDA is defined as net income (loss) as reported in our consolidated statements of operations and comprehensive income (loss) excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest (income) expense; (iv) stock-based compensation expense; (v) severance/separation expense; (vi) other income; and (vii) other financing expenses. Our non-GAAP adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of  non-GAAP Adjusted EBITDA to net loss, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Year Ended
	November 30,
	2024	2023
Net income (loss)	$12,792	$(8,192)

Adjustments:
Interest income, net	(1,024)	(693)
Income tax provision	(5,708)	165
Depreciation and amortization	1,491	1,262
NON-GAAP EBITDA	7,551	(7,458)

Stock-based compensation	3,403	5,375
Severance/Recruitment costs	524	82
NON-GAAP adjusted EBITDA	$11,478	$(2,001)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of November 30, 2024 totaled $16.8  million, a decrease of approximately $3.7  million from $20.5  million of cash as of November 30, 2023.

Operating Activities

Cash provided by operating activities was $11.7  million for the fiscal year ended November 30, 2024, compared to $3.9  million cash provided by operating activities for the fiscal year ended November 30, 2023. Net income was $12.8 million for the fiscal year ended November 30, 2024 compared to a net loss of $8.2 million for the fiscal year ended November 30, 2023.  Significant changes in noncash and working capital activity are as follows:

Our non-cash activity adds back several non-cash items to net loss to calculate cash provided by operations during the fiscal year ended November 30, 2024.  These include stock-based compensation expense of $3.4 million during the fiscal year ended November 30, 2024 compared to $5.4 million for the fiscal year ended November 30, 2023; operating lease costs of $0.8 million during the fiscal year ended November 30, 2024 compared to $0.7 million for the fiscal year ended November 30, 2023; depreciation and amortization of $1.5 million during the fiscal year ended November 30, 2024 compared to $1.3 million during the fiscal year ended November 30, 2023; recovery of allowance for credit losses of $0.2 million during the fiscal year ended November 30, 2024 compared to provision for allowance for credit losses of $0.5 million for the fiscal year ended November 30, 2023; recovery of provision for inventory of $0.2 million during the fiscal year ended November 30, 2024 compared to provision for allowance for inventory of $0.5 million for the fiscal year ended November 30, 2023; and loss from joint venture of less than $0.1 million during the fiscal year ended November 30, 2024 compared to $0.6 million for the fiscal year ended November 30, 2023.

During the fiscal year ended November 30, 2024, our cost and liquidity management was reflected in the generation of cash for working capital needs.  Inventory increased $5.9 million during the fiscal year ended November 30, 2024 compared to a decrease of $0.5 million during the fiscal year ended November 30, 2023.  The increase in inventory was a planned measure to support anticipated growth in demand and to ensure the availability of key products during peak sales periods. Accounts receivable increased by $0.2 million during the fiscal year ended November 30, 2024 compared to a decrease of $2.2 million during the fiscal year ended November 30, 2023 due to a significant increase in overall sales. Accounts payable and accrued liabilities increased $7.0 million for the fiscal year ended November 30, 2024 compared to an increase of $0.6 million for the fiscal year ended November 30, 2023.  Deferred revenue decreased $0.1 million during the fiscal year ended November 30, 2024 compared to a decrease of $0.4 million during the fiscal year ended November 30, 2023. Prepaid expenses and other current assets increased by $1.1 million for the fiscal year ended November 30, 2024 compared to a decrease of $0.2 million for the fiscal year ended November 30, 2023.

Investing Activities

During the fiscal year ended November 30, 2024, $11.2 million was used for investing activities. This included $8.9 million for the acquisition of marketable securities and $2.3 million for the purchase of property and equipment. In comparison, $3.0 million was used for investing activities during the fiscal year ended November 30, 2023, including $1.6 million loan to Byrna LATAM, $0.5 million investment in the joint venture, and $0.9 million to purchase property and equipment.

Financing Activities

Cash flows used in financing activities was $4.6 million during the fiscal year ended November 30, 2024 compared to $0.4 million during the fiscal year ended November 30, 2023.  The fiscal year ended November 30, 2024 amount was primarily due to tax payments of $0.9 million related to payroll taxes withheld on the vesting of restricted stock units, $0.1 million received in proceeds from stock option exercises and payments of $3.8 million for repurchases of common stock, compared to tax payments of $0.5 million related to payroll taxes withheld on the vesting of restricted stock units and $0.1 million received from proceeds associated with the sale of common stock during the fiscal year ended November 30, 2023.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

Leases

As of November 30, 2024, we reported current and long-term operating lease liabilities of $0.5 million and $2.1 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. All leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements.  See Note 17, “Leases”, in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of November 30, 2024 and 2023.

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

The Company also provides to its e-commerce consumers a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the year ended November 30, 2024 and November 30, 2023 were immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the fiscal years ended November 30, 2024 and 2023 were immaterial.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and are recognized when the product is shipped to the customer.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, recognizing deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates for the years in which the differences are expected to reverse. Changes in tax rates affect deferred tax assets and liabilities and are recognized in income in the period of enactment.

Deferred tax assets are recognized to the extent the Company believes these assets are more likely than not to be realized. As of November 30, 2024, the Company has evaluated the available evidence regarding the realization of its deferred tax assets in different jurisdictions. In the United States, the Company has concluded that it is more-likely-than-not that it will realize its net deferred tax assets. This conclusion is based on net income in 2024, projected cumulative three-year income through November 30, 2025, and the expectation of continued profitability due to increased product sales. As a result, the Company has released its US valuation allowance as of November 30, 2024.

Conversely, in South Africa, the Company has determined that it is more-likely-than-not that it will not realize its net deferred tax assets. This determination is based on a cumulative three-year loss position through November 30, 2024, and the forecasted closure of operations in FY2025. Therefore, a full valuation allowance remains on the deferred tax assets in South Africa as of November 30, 2024.

The Company will continue to monitor its cumulative loss position and forecasted income on a quarterly basis, particularly focusing on the US operations, where a cumulative 12-quarter profit position is projected for FY2025.

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2024 and 2023, the Company has not recorded any uncertain tax positions in our consolidated financial statements.

The Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). As of November 30, 2024 and 2023, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

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

The Company performs its review for impairment during the fourth quarter of each year. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole.  At November 30, 2024, the Company determined that there was no impairment of goodwill.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options and restricted stock units.  The Company values simple restricted stock units (RSUs) at the quoted price on date of grant and RSUs with certain market triggers using the Monte Carlo model for valuation.  The Company values stock options using the Black Scholes model.  The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Forfeitures are accounted for as they occur.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this annual report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2024.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation management concluded that as of November 30, 2024 our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fiscal year ended November 30, 2024. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the fiscal year ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

On November 7, 2024, Luan Pham, the Company’s Chief Marketing Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 33,483 shares of Company common stock between February 12, 2025, and December 31, 2025, subject to certain conditions. On November 21, 2024, Northeast Industrial Partners LLP adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 50,000 shares of Company common stock between February 20, 2025, and December 31, 2025, subject to certain conditions. On November 22, 2024, Lisa Wager, the Company's Chief Governance Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,500 shares of Company common stock between February 20, 2025, and December 31, 2025, subject to certain conditions. On November 22, 2024, Herbert Hughes, the Company’s Chairman, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,000 shares of Company common stock between February 20, 2025, and December 31, 2025, subject to certain conditions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-28

(2) Financial Statements Schedules

None.

BYRNA TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED November 30, 2024 and 2023

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Byrna Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Byrna Technologies, Inc. and Subsidiaries (the “Company”) as of November 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2024 and 2023 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

Income Taxes – Valuation Allowances

As discussed in Notes 4 and 18 to the financial statements, the Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryforward period. Sources of taxable income include future reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies, and results of recent operations. The Company’s valuation allowance for deferred tax assets was $0.8 million as of November 30, 2024, and the Company recorded a tax benefit of $5.8 million during the year ended November 30, 2024 resulting from the reversal of valuation allowance on deferred tax assets.

The Company’s determination of the valuation allowance, and its reversal, involves estimates. Management’s primary estimate in determining whether the valuation allowance should be reversed is the projection of future sources of taxable income. Auditing management’s estimate of future sources of taxable income, which affects the recorded valuation allowances, required a high degree of auditor judgment, including the need to involve our income tax specialists.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding, evaluated the design and implementation of the Company’s process and controls, and assessed whether the process and controls enable the Company to accurately estimate future sources of taxable income. With the assistance of our income tax specialists, we considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income. We evaluated management’s ability to accurately estimate future sources of taxable income by comparing actual results to management’s historical estimates. Further, we evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and evaluating whether there have been any changes that would affect management’s estimates of future sources of taxable income. We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit. With the assistance of our income tax specialists, we evaluated whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets under tax law. We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

Iselin, New Jersey

February 7, 2025

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	November 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,829	$20,498
Accounts receivable, net	2,630	2,945
Inventory, net	19,972	13,890
Prepaid expenses and other current assets	2,623	868
Marketable debt securities	8,904	—
Total current assets	50,958	38,201

Deposits for equipment	2,665	1,163
Right-of-use-asset, net	2,452	1,805
Property and equipment, net	3,408	3,803
Intangible assets, net	3,337	3,583
Goodwill	2,258	2,258
Loan to joint venture	—	1,473
Deferred tax asset	5,837	—
Other assets	1,007	28
TOTAL ASSETS	$71,922	$52,314
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,108	$6,158
Operating lease liabilities, current	539	644
Deferred revenue	1,791	1,844
Total current liabilities	15,438	8,646

LONG TERM LIABILITIES
Deferred revenue, non-current	17	91
Operating lease liabilities, non-current	2,098	1,258
Total Liabilities	17,553	9,995

COMMITMENTS AND CONTINGENCIES (NOTE 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,010,976 shares issued and 22,495,759 outstanding as of November 30, 2024 and, 24,168,014 shares issued and 22,002,027 outstanding as of November 30, 2023	25	24
Additional paid-in capital	133,029	130,426
Treasury stock (2,515,217 shares purchased as of November 30, 2024 and 2,165,987 shares purchased as of November 30, 2023)	(21,253)	(17,500)
Accumulated deficit	(56,783)	(69,575)
Accumulated other comprehensive loss	(649)	(1,056)

Total Stockholders’ Equity	54,369	42,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,922	$52,314

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except share and per share data)

	Years Ended November 30,
	2024	2023
Net revenues	$85,756	$42,644
Cost of goods sold	(32,984)	(18,997)
Gross profit	52,772	23,647
Operating expenses	46,101	31,437
PROFIT (LOSS) FROM OPERATIONS	6,671	(7,790)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(576)	(270)
Interest income, net	1,024	693
Loss from joint venture	(42)	(603)
Other Income / (Expense)	7	(57)
INCOME (LOSS) BEFORE INCOME TAXES	7,084	(8,027)
Income tax provision (benefit)	(5,708)	165
NET INCOME (LOSS)	12,792	(8,192)

Foreign exchange translation adjustment	342	(436)
Unrealized gain (loss) on marketable securities	65	—
COMPREHENSIVE INCOME (LOSS)	$13,199	$(8,628)

Net profit (loss) per share – basic	$0.57	$(0.37)
Net profit (loss) per share – diluted	$0.55	$(0.37)
Weighted-average number of common shares outstanding during the year – basic	22,504,938	21,919,624
Weighted-average number of common shares outstanding during the year – diluted	23,139,549	21,919,624

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended November 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,792	$(8,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	3,403	5,375
Amortization of debt issuance costs	4	28
Operating lease costs	757	666
Depreciation and amortization	1,491	1,262
(Recovery of) Provision for allowance for credit losses	(176)	474
(Recovery of) Provision for allowance for inventory	(230)	514
Loss on disposal of property, plant, and equipment	—	466
Loss from joint venture	42	603
Deferred tax (benefit) provision	(5,837)	129
Changes in assets and liabilities, net of acquisition:
Accounts receivable	491	2,189
Deferred revenue	(127)	(414)
Inventory	(5,852)	542
Prepaid expenses and other current assets	(1,755)	87
Loan receivable	455	—
Other assets	—	250
Accounts payable and accrued liabilities	6,950	602
Operating lease liabilities	(669)	(689)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,739	3,892

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,347)	(903)
Purchases of marketable securities	(8,856)	—
Equity method investment in joint venture	—	(520)
Loan to joint venture	—	(1,556)
Purchase of patent rights	(24)	—
NET CASH USED IN INVESTING ACTIVITIES	(11,227)	(2,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	149	34
Repurchases of common stock	(3,753)	—
Payment of taxes withheld on issuance of restricted stock units	(948)	(456)
NET CASH USED IN FINANCING ACTIVITIES	(4,552)	(422)
Effects of foreign currency exchange rate changes	371	(61)
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(3,669)	430
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,498	20,068
CASH AND CASH EQUIVALENTS, END OF YEAR	$16,829	$20,498

Supplemental schedule of noncash operating activities:
Income taxes paid	—	48
Operating lease liabilities arising from obtaining right-of-use assets	1,404	—
Unrealized gain on marketable securities	65	—
Reclassification of interest receivable from accounts receivable to other assets	203	—
Recapitalization of loan receivable in connection with the divesture of the joint venture	119	—

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in thousands, except share numbers)

							Accumulated
			Additional				Other
			Paid-	Treasury		Accumulated	Comprehensive
	Common Stock		in Capital	Stock		Deficit	Loss	Total
	Shares (Issued)	$	$	Shares	$	$	$	$
Balance, November 30, 2022	24,018,612	$23	$125,474	(2,165,987)	$(17,500)	$(61,383)	$(620)	$45,994
Issuance of common stock pursuant to exercise of stock options	25,000	—	34	—	—	—	—	34
Issuance of common stock pursuant to vesting of restricted stock units	124,402	1	(1)	—	—	—	—	-
Payment of taxes withheld on issuance of restricted stock units	—	—	(456)	—	—	—	—	(456)
Stock-based compensation	—	—	5,375	—	—	—	—	5,375
Net loss	—	—	—	—	—	(8,192)	—	(8,192)
Foreign currency translation	—	—	—	—	—	—	(436)	(436)
Balance, November 30, 2023	24,168,014	24	130,426	(2,165,987)	(17,500)	(69,575)	(1,056)	42,319
Issuance of common stock pursuant to exercise of stock options	230,968	—	149	—	—	—	—	149
Issuance of common stock pursuant to vesting of restricted stock units	611,994	1	(949)	—	—	—	—	(948)
Stock-based compensation	—	—	3,403	—	—	—	—	3,403
Repurchase of common shares under Stock Buyback Plan	—	—	—	(349,230)	(3,753)	—	—	(3,753)
Net income	—	—	—	—	—	12,792	—	12,792
Unrealized gain on marketable securities	—	—	—	—	—	—	65	65
Foreign currency translation	—	—	—	—	—	—	342	342
Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	$(56,783)	$(649)	$54,369

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

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

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets. On August 19, 2024, the Company sold it’s 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). See Note 6, "Investment in Joint Venture" for additional information.

The Company was incorporated under the laws of the state of Delaware on  March 1, 2005.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to November 30, 2024, the Company had incurred a cumulative loss of $56.8 million. The Company has funded operations through the issuance of common stock. The Company generated $85.8 million in revenue and a net income of $12.8 million for the year ended November 30, 2024. Having achieved profitability this year, the Company is optimistic about its ability to sustain operations through its revenue streams. The Company’s future success will depend on its continued ability to generate sufficient revenue to cover operating expenses and to effectively market its products.

3.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended November 30, 2024 and 2023 include the accounts of the Company and its subsidiary. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Company's consolidated financial statements. Significant estimates include assumptions about stock-based compensation expense, valuation allowance for deferred tax assets, incremental borrowing rate on leases, useful life of long-lived assets, allowance for estimated credit losses, and inventory reserves.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

b)	Goodwill

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

The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company’s operations constitute a single reporting unit and goodwill is assessed for impairment at the Company as a whole. At November 30, 2024 and 2023, the Company determined that there was no impairment of goodwill.

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

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounted for the investment in the joint venture using the equity method since the Company did not have voting control of Byrna LATAM. Additionally, the Company did not have substantive participating rights that would result in the Company having control of Byrna LATAM. On August 19, 2024, the Company sold it’s 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). See Note 6, "Investment in Joint Venture" for additional information. The Company recorded its share of the joint venture’s losses during the year ended November 30, 2024 of less than $0.1 million, and losses of $0.6 million during the year ended November 30, 2023, in the Consolidated Statements of Operations and Comprehensive Income (Loss) as loss from joint venture. The carrying value of the Company's investment in the joint venture at  November 30, 2024 and 2023 is at zero in the Consolidated Balance Sheets.

d)	Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments acquired with maturity dates of three months or less are considered cash equivalents.

e)	Marketable Debt Securities

The Company considers debt securities acquired with maturities of greater than 90 days to be available for sale debt securities. Available for sale debt securities are classified as either current or non-current assets based on the nature of the securities and their availability for use in current operations. Securities with an effective maturity greater than one year from the balance sheet date are classified as non-current. Available for sale debt securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale debt securities is determined based on quoted market prices or rates for similar instruments.

f)	Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of November 30, 2024, 2023, and 2022, the total allowance for credit losses recorded was $0.3 million, $0.6 million and less than $0.1 million, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

g)	Inventories

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

Property and equipment are recorded at cost and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer equipment and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

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

Indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that an intangible asset is impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset's new accounting basis. At November 30, 2024 and 2023, the Company determined that there was no impairment of intangible assets.

j)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2024 and 2023, respectively.

k)	Fair Value of Financial Instruments

The Company determines fair value based on its accounting policy for fair value measurement (i.e. exit price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). See note 4 (u). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures. The Company measures equity investments, including investments in marketable equity securities, at fair value and recognizes unrealized gains (losses) through other comprehensive income (loss). The Company uses quoted prices in active markets for identical assets (consistent with the Level 2 definition in the fair value hierarchy) to measure the fair value of its marketable equity securities on a recurring basis.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

l)	Leases

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

The Company also provides to its e-commerce consumers a 14-day money back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s returns under the 14-day money back guarantee for the years ended  November 30, 2024 and 2023 was immaterial.

The Company sells to dealers and retailers for whom there is no money back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed discounts or allowances to be netted from amounts invoiced. The Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the years ended  November 30, 2024 and 2023 was immaterial.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and are recognized when the product is shipped to the customer.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Contract Liabilities

Current deferred revenue for the years ended  November 30, 2024 and 2023 includes $1.7 million in advance payments from customers, $0.1 million in current portion of sales from extended warranties and less than $0.1 million in unfulfilled e-commerce orders. Long-term deferred revenue pertains to the non-current portion of extended warranty sales.

n)	Marketing and Advertising

Marketing and advertising related costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and were $12.4 million and $4.6 million during the years ended November 30, 2024 and 2023, respectively.

o)	Research and Development

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). R&D costs were $0.6 million and $0.6 million during the years ended November 30, 2024 and 2023, respectively.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2024 and 2023, the Company has not recorded any uncertain tax positions in the consolidated financial statements.

If incurred, the Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). As of November 30, 2024 and 2023, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

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

q)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), reduced by dividends, by the weighted-average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss), reduced by dividends, by the weighted-average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and restricted stock units.

r)	Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and directors as stock-based compensation expense at their grant date fair value, which the Company uses Black-Scholes valuations, Monte Carlo models, and other market valuations to determine fair value.

The Company’s stock-based payments include stock options and restricted stock units. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for director awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Statements of Operations and Comprehensive Income (Loss) based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant by using either the Black-Scholes or the quoted stock price on the date of grant, unless the awards are subject to market conditions in which case the Company uses the Monte Carlo simulation model. Due to the Company’s limited history, the expected term of the Company’s stock options granted to employees has been determined utilizing the method as prescribed by the Security and Exchange Commission's Staff Accounting Bulletin, Topic 14. The expected term for stock options granted to non-employees is equal to the contractual term of the options. The risk-free interest rate is determined by reference to the US Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

s)	Foreign Currency Transactions

Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is recorded as foreign currency transaction income (loss), in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

t)	Foreign Currency Translation

The Company maintains its books and records in US Dollars, which is its functional and reporting currency. Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into US Dollars at period-end exchange rates. Income and expenses are translated into US Dollars at the average exchange rates during the period. The resulting translation adjustments, including adjustments on intercompany loans that are considered permanent, are included in the Company’s Consolidated Balance Sheets as a component of accumulated other comprehensive loss.  The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the fiscal years ended November 30, 2024 and 2023, all intercompany loan arrangements were determined to be permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets for the fiscal years ended November 30, 2024 and 2023.

u)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains or losses on available for sale securities. For the fiscal years ended November 30, 2024 and 2023, the Company recorded foreign currency translation gain of $0.4 million and loss of $0.7 million, respectively, on its intercompany loan, which is considered permanent or long-term nature. For the fiscal year ended November 30, 2024, the Company recorded unrealized gains on available for sale securities of $0.1 million. Unrealized gains or losses recorded for the fiscal year ended November 30, 2023 was zero.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 on December 1, 2023, and it did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Issued but Not Adopted

The FASB also issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and is to be applied retrospectively to all periods presented in the financial statements. The Company believes the adoption of ASU 2023-07 will not have a material impact on the consolidated financial statements.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal years beginning after December 15, 2024. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance focuses on the disaggregation of income statement expenses. This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of ASU 2024-03 on our financial statement disclosures. While we anticipate that the adoption of this standard will require additional disclosures, we do not expect it to have a material impact on our financial position or results of operations.

In January 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which provides clarification regarding the effective date for implementing the expense disaggregation disclosures outlined in ASU 2024-03. This update is intended to ensure that entities have a clear understanding of the timeline for adopting the new disclosure requirements, thereby promoting consistency and comparability in financial reporting. The clarification specifies that the standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the implications of ASU 2025-01 on our implementation timeline and disclosure practices. We remain committed to providing transparent and comprehensive financial information and will ensure compliance with the clarified effective date.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

5.	MARKETABLE DEBT SECURITIES

The following table summarizes our marketable securities and available-for-sale investments as of  November 30, 2024 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$2,950	$18	$-	$2,968	$2,968
U.S. Treasury securities	5,906	47	-	5,953	5,953
Total	$8,856	$65	$-	$8,921	$8,921

	November 30, 2024
	Cost	Fair Value
Due within one year or less	$8,856	$8,921

			November 30, 2024
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$11,304	$11,304	$11,304	$-	$-
Corporate bonds	2,950	2,968	-	2,968	-
U.S. Treasury securities	5,906	5,953	-	5,953	-
Total	$20,160	$20,225	$11,304	$8,921	$-

			November 30, 2023
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$16,324	$16,324	$16,324	$-	$-
Corporate bonds	-	-	-	-	-
U.S. Treasury securities	-	-	-	-	-
Total	$16,324	$16,324	$16,324	$-	$-

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

6.	INVESTMENT AND LOAN IN JOINT VENTURE

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM, a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounted for the investment in the joint venture using the equity method since the Company did not have voting control of Byrna LATAM. Additionally, the Company did not have substantive participating rights that would result in the Company having control of Byrna LATAM. The Company recorded its share of the joint venture’s losses for the twelve months ended November 30, 2024 and November 30, 2023, of less than $0.1 million and $0.6 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss) as loss from joint venture. The carrying value of the Company's investment in the joint venture on November 30, 2024 and 2023, is at zero in the Consolidated Balance Sheets.

On August 19, 2024, the Company sold it’s 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned and outstanding at end of November 30, 2024, was not material. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers which expire on August 19, 2029.

In January 2023, the Company loaned $1.6 million to Byrna LATAM. The loan bore interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. Interest income related to the loan receivable was less than $0.1 million for the year ended November 30, 2024. The interest income is included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). On August 19, 2024, the loan was amended to fix the loan amount at $1,431,112 plus accrued interest of $203,373 for a total loan amount of $1,634,485. The loan bears an annual rate of interest of 5% per annum. The loan will be repaid in twelve equal installments starting on August 19, 2025. The loan receivable was recorded as loan to joint venture in the Consolidated Balance Sheets until the consummation of the LATAM Share Purchase Agreement at which time the Company recorded the current portion of the loan as part of Prepaid expenses and other current assets and the non-current portion is recorded as part of Other assets on the Consolidated Balance Sheet as of November 30, 2024.

7.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Deferred Revenue

Changes in deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty, for the years ended November 30, 2024 and 2023 are summarized below (in thousands). The Company recognized warranty revenue totaling $0.3 million and $0.3 million, respectively, during the years ended November 30, 2024 and 2023.

Deferred revenue balance, November 30, 2022	798
Net additions to deferred revenue	31,049
Reductions in deferred revenue for revenue recognized during the fiscal year	(29,912)
Deferred revenue balance, November 30, 2023	1,936
Net additions to deferred revenue	66,120
Reductions in deferred revenue for revenue recognized during the fiscal year	(66,248)
Deferred revenue balance, November 30, 2024	1,808
Less current portion	1,791
Deferred revenue, non-current	17

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Years Ended
	November 30,
Geographical Market	2024	2023
U.S. Domestic	$78,932	$40,182
South Africa	198	402
Europe/South America/Asia	4,156	1,013
Canada	2,470	1,047
Total	$85,756	$42,644

	Years Ended
	November 30,
Distribution channel	2024	2023
Wholesale (dealer/distributors)	$19,900	$12,737
E-commerce	65,856	29,907
Total	$85,756	$42,644

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies.  Accounts receivable, net of allowances, was $2.6 million, $2.9 million, and $5.9 million as of  November 30, 2024, 2023 and 2022 respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of  November 30, 2024, 2023 and 2022, the allowance for credit losses was $0.3 million, $0.6 million, and less than $0.1 million, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

8.	INVENTORY

The following table summarizes inventory (in thousands):

	November 30,	November 30,
	2024	2023
Raw materials	$10,307	$7,543
Work in process	3,433	2,439
Finished goods	6,232	3,908
Total	$19,972	$13,890

The Company reviews inventory for excess and obsolete products and makes provisions based on its estimate of the probability that the material will not be consumed or that it will be sold below cost. The inventory reserves were $0.4 million and $0.7 million at November 30, 2024 and 2023, respectively.

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	Estimated Useful	November 30,
	Lives in Years	2024	2023
Computer equipment and software	3-5	$791	$817
Furniture and fixtures	5	276	273
Leasehold improvements	3-7	1,048	989
Machinery and equipment	5-7	4,095	3,425
		6,210	5,504
Less: accumulated depreciation and amortization		2,802	1,701
Total		$3,408	$3,803

The Company recognized approximately $1.2 million and $1.0 million in depreciation expense during the years ended November 30, 2024 and 2023, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

At November 30, 2024 and 2023, the Company deposited $2.7 million and $1.2 million, respectively, with vendors primarily for supply of molds and equipment where the vendors have not completed supply of these assets.  The Company placed $0.4 million and less than $0.1 million of molds and equipment deposits and software deposits, respectively, from  November 30, 2023 into service during fiscal year November 30, 2024.  The Company placed $1.2 million and $0.5 million of molds and equipment deposits and software deposits, respectively from  November 30, 2022 into service during fiscal year  November 30, 2023.  The deposits are presented in the Consolidated Balance Sheets as deposits for equipment.

10.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		As of November 30, 2024			As of November 30, 2023
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(978)	$2,977	$3,931	$(723)	$3,208
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(55)	15
Total		$4,385	$(1,048)	$3,337	$4,361	$(778)	$3,583

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).  Total intangible assets amortization expense for the years ended  November 30, 2024 and 2023 were $0.3 million and $0.3 million, respectively.

Estimated future amortization expense related to intangible assets as of November 30, 2024 are as follows (in thousands):

Fiscal Year Ending November 30,
2025	$275
2026	257
2027	257
2028	257
2029	257
Thereafter	1,674
Total	$2,977

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	November 30,
	2024	2023
Trade payables	$7,715	$2,617
Accrued sales and use tax	570	834
Personnel costs	4,193	2,173
Accrued professional fees	124	201
Other accrued liabilities	506	333
	$13,108	$6,158

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

12.	LINES OF CREDIT

On January 19, 2021, the Company entered into a $5.0 million revolving line of credit with a bank. The revolving line of credit bore interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The revolving line of credit was secured by the Company’s accounts receivable and inventory. The line of credit was subject to an unused fee of 0.25% paid once annually. The line of credit expired on January 19, 2024.

Also on January 19, 2021, the Company entered into a $1.5 million equipment financing line of credit with a bank. The line of credit bore interest at a rate equal to the Wall Street Journal Prime Rate plus 0.50%, subject to a floor of 4.00%. The line of credit was secured by the Company’s equipment. The line of credit was subject to an unused fee of 0.25% paid once annually. The line of credit expired on January 19, 2024.

As of  November 30, 2024 there was no line of credit in place. As of  November 30, 2023, there was no outstanding balance on the revolving line of credit and the Company had not drawn on the equipment financing line of credit. Debt issuance costs related to the lines of credit were $0.1 million.  Debt issuance costs of $0.1 million were amortized over the term of the debt and are presented as part of Other Assets in the Consolidated Balance Sheets. Amortization of less than $0.01 million and $0.03 million for the years ended  November 30, 2024 and 2023 is included in Interest income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The revolving line of credit and equipment financing line of credit were terminated on January 19, 2024 and not renewed.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

13.	STOCKHOLDERS’ EQUITY

Stock Buyback Plan

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”). The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other sharebased awards. The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until we reach the aggregate limit of $10 million for the repurchases under the program. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the twelve months ended November 30, 2024, we repurchased 0.3 million shares of common stock for $3.8 million.

The following table summarizes repurchases made during the fiscal year ended November 30, 2024:

	Number of		Average Cost
	Shares	Cost of Shares	per Share
Shares purchased - March 2024	21,905	$253,003	$11.6
Shares purchased - August 2024	291,141	2,994,296	10.3
Shares purchased - September 2024	506	5,695	11.3
Shares purchased - October 2024	35,678	499,997	14.0
Total	349,230	$3,752,991	$10.7

 In March 2024, 21,905 units were repurchased by the Company for $0.3 million for shares withheld to pay the payroll tax liability of the vesting RSUs and treated as treasury stock.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

14.	STOCK-BASED COMPENSATION

2020 Plan

On October 23, 2020, the Board approved and on November 19, 2020, the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 2,500,000. On April 26, 2022, the Company’s Board of Directors approved and on June 17, 2022, the Company's stockholders approved the increase of the number of shares of common stock available for issuance under the 2020 Plan by 1,300,000 shares to a total of 3,800,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

Stock-Based Compensation Expense

Total stock-based compensation expense was $3.4 million and $5.4 million for the years ended November 30, 2024 and 2023, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Restricted Stock Units

During the year ended November 30, 2024 the Company granted 600,000 of the RSU's with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs will be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs will be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs will be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. During the year ended November 30, 2023, the Company did not grant "double trigger" RSUs. In addition, the Company also granted 153,232 and 102,720 time-based RSU's during the years ended November 30, 2024 and 2023, respectively. Stock-based compensation expense for the RSUs for the years ended November 30, 2024 and 2023 was $1.6 million and $3.6 million, respectively.

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

As of  November 30, 2024, there was $2.4 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.6 years.

RSU Valuation

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSU's granted with a double trigger for the year ended November 30, 2024, are presented in the table below. The Company did not grant RSUs for the year ended November 30, 2023 that required a Monte Carlo simulation model.

(Monte Carlo simulation model)

	2024	2023
Risk free rate	4.33%	—
Expected dividends	$—	—
Expected volatility	33%	—
Expected life (in years)	2.7	—
Market price of the Company’s common stock on date of grant	$6.03	—

The following table summarizes the RSU activity during the year ended November 30, 2024:

RSUs
Outstanding, November 30, 2022	1,314,909
Granted	200,696
Settled	(213,636)
Cancelled	—
Forfeited	(325,743)
Outstanding, November 30, 2023	976,226
Granted	753,230
Settled	(691,596)
Cancelled	—
Forfeited	(122,630)
Outstanding, November 30, 2024	915,230

Of the 690,077 restricted stock units issued, 57,697 units were returned to the Company and retired in exchange for the Company paying for the payroll withholding taxes, and 21,905 units were repurchased by the Company for $0.3 million for shares withheld to pay the payroll tax liability of the vesting RSUs and treated as treasury stock. For the twelve months ended November 30, 2024, restricted stock units of 611,994, net, were issued.

Stock Options

During the years ended  November 30, 2024 and 2023, the Company granted options to employees and directors to purchase 199,500 and 249,999 shares of common stock, respectively. The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.8 million and $1.8 million during the years ended  November 30, 2024 and 2023, respectively.

As of  November 30, 2024, there was $1.4 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.3 years.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the years ended  November 30, 2024 and 2023 were as follows:

	2024	2023
Risk free rate	4.10%	3.63%
Expected dividends	0%	0%
Expected volatility	76%	77%
Expected life (in years)	6.5	6.5
Market price of the Company’s common stock on date of grant	$6.89	$8.96
Exercise price	$6.89	$8.96

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

The following table summarizes option activity under the 2020 Plan during the years ended  November 30, 2024 and 2023:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2022	1,297,750	$6.75
Granted	249,999	8.96
Exercised	(25,000)	1.45
Expired	(30,333)	7.70
Forfeited	(107,750)	8.09
Outstanding, November 30, 2023	1,384,666	$7.12
Granted	199,500	6.89
Exercised	(292,827)	3.01
Expired	—	—
Forfeited	(49,500)	7.24
Outstanding, November 30, 2024	1,241,839	$9.11

Exercisable, November 30, 2024	766,196	$9.58
Exercisable, November 30, 2023	672,256	$5.82

The stock options outstanding at the end of the year had weighted-average contractual life as follows:

	2024	2023
	(in years)	(in years)
Total outstanding options	7.48	6.90
Total exercisable options	7.04	5.29

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

15.	EARNINGS PER SHARE

For the year ended November 30, 2024, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the year ended November 30, 2024. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share. For the year ended November 30, 2023, the Company recorded net loss available to common shareholders. As such, because the dilution impact from potential common shares was antidilutive, the Company used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the year ended November 30, 2023.

	November 30,
	2024	2023
Net income (loss)	$12,792	$(8,192)

Weighted-average number of shares used in computing net loss per share, basic	22,504,938	21,919,624
Weighted-average number of shares used in computing net loss per share, diluted	23,139,549	21,919,624
Net income (loss) per share - basic	$0.57	$(0.37)
Net income (loss) per share - diluted	$0.55	$(0.37)

The Company’s potential dilutive securities, which include stock options and RSUs have been excluded from the computation of diluted net income (loss) per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net income (loss) per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	November 30,
	2024	2023
Stock Options	256,423	1,384,666
Restricted Stock	19,374	578,250
Total	275,797	1,962,916

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

16.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing, and due on demand.

The Company terminated the royalty payments to the Company's former CTO in December 2021 and the Company granted 200,000 RSUs during the fiscal year ended  November 30, 2023 in exchange to waive all future rights and entitlements to the former CTO.  During the fiscal year ended  November 30, 2024, the Company and the former CTO agreed to immediately accelerate the 200,000 RSUs, which resulted in $0.5 million in accelerated stock compensation expense.  Refer to Note 19, "Commitments and Contingencies - Royalty Payments," for additional information.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were less than $0.1 million and less than $0.1 million during the years ended November 30, 2024 and 2023, respectively.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were $0.1 million sales to Bersa S.A. during the year ended November 30, 2024 and less than $0.1 million for the year ended November 30, 2023. As of November 30, 2023, the Company had accounts receivable of approximately $1.6 million. Because of the divesture of the joint venture, Fusady is no longer considered a related party as of November 30, 2024.

17.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and South Africa and does not have any finance leases.

In 2019, the Company entered into a real estate lease for office space in Andover, Massachusetts.  In August 2021, the lease was amended to include additional space and extend the term of the existing space by one year. The new lease expiration date is February 29, 2028.  The base rent is less than $0.1 million per month.

The Company leases office and warehouse space in South Africa. The Company has exercised its right to extend the lease for an additional year. The lease, which was originally set to expire in December 2024, is now extended to December 2025.

The Company leases warehouse and manufacturing space in Fort Wayne, Indiana. The lease expires on July 31, 2025. The base rent is approximately $0.01 million per month.  In November 2021, the Company entered into a new lease which commenced in August 2022.  The lease expires July 31, 2027.  The base rent is less than $0.1 million per month.  The Company sub-leases the former Fort Wayne facility which commenced in August 2022.  The amount received from the sub-lease is immaterial. In March 2024, the Company terminated the lease and sublease on the former Fort Wayne facility.

Commencing in July 2024, the Company entered into a new operating lease for warehouse and retail office space located in Fort Wayne, Indiana. The lease term is for five years, commencing on July 15, 2024 and expiring on July 14, 2029. As of November 30, 2024, the total right-of-use asset amounting to $0.3 million and the corresponding lease liability of $0.3 million are reflected in the Company's consolidated financial statements.

The Company also leases office space in Las Vegas, Nevada, which expires on January 31, 2027.  The base rent is less than $0.1 million per month.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Salem, New Hampshire. The lease term is for seven years, commencing on August 22, 2024 and expiring on August 21, 2029. As of November 30, 2024, the total right-of-use asset amounting to $0.1 million and the corresponding lease liability of $0.1 million are reflected in the Company's consolidated financial statements.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Scottsdale, Arizona. The lease term is for ten years, commencing on August 27, 2024 and expiring on July 31, 2032. As of November 30, 2024, the total right-of-use asset amounting to $0.7 million and the corresponding lease liability of $0.7 million are reflected in the Company's consolidated financial statements.

Commencing in November 2024, the Company entered into a new operating lease for retail office space located in Franklin, Tennessee. The lease term is for five and a half years, commencing on November 1, 2024 and expiring on April 30, 2030. As of November 30, 2024, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.2 million are reflected in the Company's consolidated financial statements.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

As of November 30, 2024 and 2023, the elements of lease expense were as follows (in thousands):

	November 30,
	2024	2023
Lease Cost:
Operating lease cost	$599	$724
Short-term lease cost	—	40
Total lease cost	$599	$764

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$633	$683
Operating lease liabilities arising from obtaining right-of-use assets	$1,404	$—

Operating Leases:
Weighted-average remaining lease term (in years)	4.7	3.5
Weighted-average discount rate	8.04%	9.5%

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

Future lease payments under non-cancelable operating leases as of November 30, 2024 are as follows (in thousands):

Fiscal Year Ended November 30,
2025	$713
2026	771
2027	669
2028	356
2029	266
Thereafter	386
Total lease payments	3,161
Less: imputed interest	524
Total lease liabilities	$2,637
Operating lease liabilities, current	$539
Operating lease liabilities, non-current	$2,098

18.	INCOME TAXES

Income (Loss) before income taxes consists of the following (in thousands):

	Year Ended November 30,
	2024	2023
United States	$8,226	$(7,170)
Foreign	(1,142)	(857)
Total	$7,084	$(8,027)

The components of the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended November 30,
	2024	2023
Current expense:
Federal	$6	$—
State	123	36
Foreign	—	—
Total current expense:	129	36

Deferred expense (benefit):
Federal	(5,164)	4
State	(673)	2
Foreign	—	123
Total deferred expense (benefit)	(5,837)	129

Total income tax provision (benefit)	$(5,708)	$165

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended November 30,
	2024	2023
Income at US statutory rate	21.00%	21.00%
State income taxes	3.15%	0.86%
Permanent differences	15.06%	(6.65)%
Foreign rate differential	(0.96)%	0.59%
Valuation allowance	(118.75)%	(17.83)%
Tax credits	(4.41)%	—%
Other	4.60%	(0.02)%
Total	(80.31)%	(2.05)%

The net deferred income tax asset (liability) balance related to the following (in thousands):

	November 30,
	2024	2023
Net operating loss carryforwards	$3,438	$6,551
R&D tax credits	318	—
Stock compensation	1,033	1,835
Inventory reserve	107	245
Bad debt reserve	70	130
Accrued payroll	879	434
Warranty reserve	57	109
Foreign tax credit carryforwards	9	9
Capital loss carryover	115	—
Unrealized losses	14	18
Deferred revenue	21	53
Lease liability	583	410
R&E capitalization	802	399
Business interest limitation	325	—
Equity investments	—	136
Subtotal deferred tax assets	7,771	10,329
Valuation allowance	(837)	(9,271)
Total deferred tax assets	6,934	1,058

Depreciation and amortization	(555)	(678)
Right of use asset	(542)	(390)
Total deferred tax liabilities	(1,097)	(1,068)

Net deferred tax assets (liabilities)	$5,837	$(10)

The Company notes $0.04 million of a United States state refundable tax credit awarded in the year has been recorded as a component of income before income taxes in accordance with GAAP.  As of November 30, 2024, the Company had federal and state NOL carryforwards of approximately $13.4 million and $4.8 million, respectively, which begin to expire in 2029 for federal and state purposes. The federal NOL carryforwards include approximately $10.3 million, which do not expire. The Company had foreign NOL carryforwards of $1.2 million which can be carried forward indefinitely. The Company had federal and state research and development tax credits of approximately $0.2 and $0.1 million, respectively, as of November 30, 2024. The federal and state research and development credits begin to expire in 2044 and 2039, respectively. There were no federal or state research and development tax credits as of November 30, 2023. Deferred tax assets are presented in other assets in the accompanying Consolidated Balance Sheets.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2024 and 2023, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the US deferred tax assets will be realized. Accordingly, the Company has reversed most of its US valuation allowance as of November 30, 2024 and maintains a full valuation allowance on the South Africa deferred tax assets as of November 30, 2024. The Company had a full valuation allowance on its worldwide deferred tax assets as of November 30, 2023.

Additionally, a deferred tax liability had been established in the United States during the prior year relating to tax basis in excess of book basis on an indefinite lived intangible given the valuation allowance position as of November 30, 2023.  At November 30, 2024 and 2023, the Company recognized valuation allowances of $0.8 million and $9.3 million, respectively, related to its deferred tax assets created in those respective years. The net increase/(decrease) of ( $8.5) million and $1.4 million in the valuation allowance reflects the release of the US valuation allowance for November 30, 2024 and a net increase in gross deferred tax asset between November 30, 2023 and the prior fiscal years, respectively.

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize the NOL carryforwards remaining at an ownership change date. The Company last completed a Section 382 analysis regarding whether an ownership change had occurred for Company through November 30, 2024. Based on the analysis, the cumulative ownership change is 12.07%. As a result, no resulting limitation of NOL carryforwards has been considered in determining the full valuation allowance against the related deferred tax assets as noted above.

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize, rather than deduct, research and experimental, or R&E, expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the prior year ended November 30, 2023 and resulted in the capitalization for income tax purposes of R&E costs of $2.0 million. During the current year ended November 30, 2024, the capitalization for income tax purposes of R&E costs is $2.5 million. The Company will amortize these costs for tax purposes over 5 years if the R&E was performed in the U.S. and over 15 years if the R&E was performed outside the U.S.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

19.	COMMITMENTS AND CONTINGENCIES

Royalty Payment

Pursuant to the Purchase and Sale Agreement, dated April 13, 2018, and further amended on December 19, 2019, the Company was committed to a minimum royalty payment of less than $0.1 million per year. Royalties on CO2 pistols were to be paid for so long as patents remain effective. Royalties on the fintail projectiles (and any improved versions thereof) will be paid so long as patents remain effective at a rate of 4% of the agreed upon Stipulated Net Price for fintail projectile products. On January 7, 2022, the Company and its former CTO agreed to waive all future rights and entitlements under such agreement, including without limitation any right, title, or interest in the intellectual property or royalty fees except for those on the fintail projectiles. In exchange for the royalty termination, the Company agreed to grant 200,000 RSU's on August 3, 2022, which then vests in two years from January 7, 2022. In June 2023, the Company and the former CTO agreed to accelerate the vesting of the 200,000 RSUs, and the Company recognized stock compensation expense of $1.0 million associated with the RSUs during the year ended November 30, 2023.

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

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

20.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below (in thousands) summarize the Company’s revenue, long-lived assets and total assets as of November 30, 2024 and 2023, respectively by geographic region. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue	US	South Africa	Europe/South America/Asia	Canada	Total
2024	$78,932	$198	$4,156	$2,470	$85,756
2023	$40,182	$402	$1,013	$1,047	$42,644

Long-lived assets	US	South Africa	Total
2024	$10,966	$896	$11,862
2023	$9,632	$722	10,354

Total Assets	US	South Africa	Total
2024	$66,794	$5,128	$71,922
2023	$46,388	$5,926	$52,314

21.	FINANCIAL INSTRUMENTS

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2024 and 2023

(Amounts expressed in US Dollars)

During the years ended November 30, 2024 and 2023, the US dollar weakened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities, and intercompany loan held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.6 million and $0.4 million primarily related to the South African rand during the years ended November 30, 2024 and 2023, respectively.

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, marketable securities, accounts receivable, and the loan receivable from Byrna LATAM. The Company maintains cash and cash equivalents with high credit quality financial institutions located in the US and South Africa. The Company maintains cash and cash equivalents balances along with marketable securities with financial institutions in the US in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of November 30, 2024, two of the Company's customers accounted for approximately 36% of total accounts receivable. As of  November 30, 2023, one customer accounted for 12% of total accounts receivable.

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

3.4

Amended and Restated By-laws dated April 19, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2021).

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

10.16†	Asset Purchase Agreement by and between Byrna Technologies Inc. and Fox Labs International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K wiled with the Securities and Exchange Commission on May 25, 2022).

10.17#	Employment Agreement, dated September 1, 2023, by and between the Company and Bryan Ganz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2023).

10.18#	Employment Agreement, dated July 13, 2023, by and between the Company and John Brasseur (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2024)

10.19#	Employment Agreement, dated June 12, 2024, by and between the Company and Laurilee Kearnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

10.20#	Separation Agreement, dated June 19, 2024 between the Company and David North (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

10.21	Consulting Agreement, dated June 19, 2024 between the Company and David North (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

19.1	Insider Trading Policy*

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Byrna Technologies Inc. Clawback Policy*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

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

February 7, 2025	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	February 7, 2025
Bryan Ganz	(Principal Executive Officer)

/s/ Laurilee Kearnes	Chief Financial Officer	February 7, 2025
Laurilee Kearnes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Herbert Hughes	Chairman	February 7, 2025
Herbert Hughes

/s/ Leonard Elmore	Director	February 7, 2025
Leonard Elmore

/s/ Chris Lavern Reed	Director	February 7, 2025
Chris Lavern Reed

/s/ Emily Rooney	Director	February 7, 2025
Emily Rooney