Form 10-K/A
period 2024-11-30
Byrna Technologies Inc.
filed 2025-03-31
CIK 1354866

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

As of March 26, 2025, the Company had 22,667,235 issued and outstanding shares of common stock.

Auditor Name: EisnerAmper LLP Auditor Firm ID: 274 Auditor Location: Iselin, New Jersey

EXPLANATORY NOTE

Byrna Technologies Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2024 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 7, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. We currently expect that our definitive proxy statement for the 2025 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	Amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

●	Delete the reference on the cover of the Original Form 10-K to include the information required by such Items; and

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

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and our other filings with the SEC subsequent to the filing of the Form 10-K.

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to Annual Report on Form 10-K/A (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amendment No. 1 to the Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Amendment No. 1 to the Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Amendment No. 1 to the Report and the documents we have filed with the SEC.

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

●       risks related to any loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third-party cloud-based storage providers;

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Bryan Ganz	67	Chief Executive Officer, President, and Director
Herbert Hughes	65	Chair
Leonard Elmore	73	Director
Chris Lavern Reed	54	Director
Emily Rooney	75	Director
Laurilee Kearnes	53	Chief Financial Officer, Treasurer
John Brasseur	45	Chief Operating Officer
Luan Pham	53	Chief Revenue and Marketing Officer

Bryan Scott Ganz became the Company’s President effective July 13, 2018, Chief Executive Officer effective April 1, 2019, has been a director since June 2016, and a member of the Product Safety Committee since June 2022. Mr. Ganz served as Board Chair from April 2019 to June 17, 2022. Prior to becoming the Company’s President, he was engaged by the Company, beginning in May 2016, in a consulting capacity to assist in a restructuring of operations, evaluation of management, identify sources of capital, and provide strategic advice. Mr. Ganz brings more than 30 years of global business experience in sales management, manufacturing, new product design and development, and supply chain management, and mergers and acquisitions as well as experience as a director of other publicly held companies. Previously, Mr. Ganz founded Maine Industrial Tire LLC, an industrial tire company sold to a unit of Trelleborg AB in 2012. From 1991 to 2009 Mr. Ganz held several roles culminating with CEO of GPX International, Inc. and its predecessor Galaxy Tire Inc. Mr. Ganz started his career at Paramount Capital Group where he was a partner from 1985 to 1991. Mr. Ganz is the founder and majority shareholder of Northeast Industrial Partners LLC, a holding company that owns and operates privately held businesses. In addition, he is a principal in Scudder Bay Capital LLC, a captive private REIT. Mr. Ganz received a J.D. from Columbia Law School and a B.S. in Business Administration from Georgetown University. During Mr. Ganz’s tenure, the Company has transitioned from the research and development stage to produce and sell the Byrna line of personal security products, including less-lethal launchers, pepper spray, and other personal security tools and accessories. Key achievements during under his leadership included eliminating all long-term debt, development of a robust DTC ecommerce program, including Amazon, establishment of a nationwide network of dealers including such large chain sporting goods stores as Cabela’s, Bass Pro, and Sportsman’s Warehouse, establishment of new enlarged manufacturing facilities in the U.S. and South Africa, entry into the Canadian and Latin American markets, listing on Nasdaq, successfully completing a share repurchase program, establishing a talented and diverse Board of Directors, and establishing a first class operational infrastructure with a dynamic, experienced quality leadership team. During fiscal 2023 Mr. Ganz powered the Company through a social media weapons advertising ban, working closely with the Chief Marketing and Revenue Officer to develop and implement a new marketing strategy, restructured operations to improve new product timelines and reduce waste and costs of goods, and worked closely with his management team to expand direct communications with the Board, facilitating career development and oversight. Mr. Ganz leads the management team by example.

Herbert Hughes has been a director since July 9, 2019, and Board Chair since June 17, 2022. He served as Lead Independent Director from December 2021 through June 16, 2022. Mr. Hughes also is Chair of the Audit Committee and is its financial expert. He also is a member of the Compensation Committee, a member of the Nominating and Governance Committee, and Chair of the Succession Planning Committee. Mr. Hughes previously served as Chair of an Ad Hoc Committee during 2021 and 2022 overseeing the establishment of the Company’s stock repurchase program. Mr. Hughes has over three decades of experience in finance, risk management, operational management, and derivatives modeling as an advisor and leader of a diverse range of businesses and is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Since March 2017, Mr. Hughes has been Chief Financial Officer of Wormhole Labs Inc. (“Wormhole Labs”), a metaverse emerging technology company using mixed and augmented applications in enterprise and consumer markets and has served on its board of directors. On December 27, 2023, Wormhole Labs filed a voluntary petition for protection under Chapter 11 of the bankruptcy code in the U.S. Bankruptcy Court for the Western District of Texas, and Mr. Hughes has continued as a manager and Chief Financial Officer of the reorganized company. At Wormhole Labs, Mr. Hughes is responsible for financial reporting, capital structure and formation, and SAAS and ecommerce negotiations, and has worked with the Chief Technology Officer on issues related to the development of Wormhole’s cybersecurity program. Since September 2023, Mr. Hughes has been Chief Financial Officer of Wormhole Information Technology Systems (“WITS”), and a member of its Board. At WITS Mr. Hughes is responsible for financial reporting, capital structure, and SAAS and enterprise negotiations. WITS is owned in part by Wormhole Labs and builds augmented reality-based enterprise software for power grid companies and other enterprises. As of November 2024, Mr. Hughes joined the board of Mission Arizona Health Acquisitions, Inc., a private nutritional health company. Mr. Hughes has held executive level positions in several industries including technology, hospitality, asset management, oil and gas exploration and production, and oil industry services.

Through his professional investment and advisory positions, Mr. Hughes has gained valuable experience with some of the unique challenges related to leadership and growth of an early-stage technology business. Mr. Hughes received a B.A. from Harvard University, and is a member of the Minnesota Chippewa tribe and the National Congress of American Indians. Mr. Hughes is the Company’s first independent Board Chair. During his tenure as Chair of the Audit Committee, the Company eliminated material weaknesses in its financial processes and controls, the Audit Committee has established and implemented a robust oversight program to monitor financial and enterprise risk, facilitate timely and reliable financial reporting, systems, and controls and, in fiscal 2023, added breadth and depth to risk oversight by the Audit Committee through regular engagement with the management team to ensure there is ongoing monitoring and tracking of key risk areas. As Board Chair, Mr. Hughes has worked closely with the Corporate Secretary, the CEO, the CFO, other members of management, and the chair of each board committee to improve information flow to the Board of Directors and deepen understanding of the Company’s business drivers as well as to improve communication of the needs, expectations, and decisions of the Board and its committees to management. This has improved the Board’s efficiency, focus, and efficacy. Mr. Hughes prioritizes shareholder engagement and management input, seeking to improve the transparency and responsiveness of the Board of Directors to all constituencies, with the overriding goal of aligning the interests of shareholders with Board and management decisions to deliver sustained shareholder value and alignment. In his roles as Board Chair and the senior member of the Compensation Committee he has taken the lead in (i) engaging with stockholders on compensation topics (ii) including stockholder and proxy advisor feedback in the Compensation Committee’s decision-making processes, and (iii) working to improve the transparency of compensation processes and decisions. Under his leadership the Board established a Search and Succession subcommittee on which he chairs.

Chris Lavern Reed has been a Director since September 1, 2020, and, since April 2012, has been the managing partner of Roca Property Group (previously Garcia Reed Investments, LLC), a real estate management and investment entity. Mr. Reed is Chair of the Compensation Committee and is a member of the Audit, Nominating and Governance, and Product Safety Committees. Mr. Reed has over three decades of experience in global law enforcement. Since August 2022 Mr. Reed has served as an International Financial Crimes Advisor, providing strategic consultation, project management, and risk analysis services in the anti-money laundering and counter-terrorism financing field to international clients. From October 2018 through April 29, 2022, he served with the U.S. Department of State, overseeing classified investigations. From December 2016 to July 2018, Mr. Reed served as the Special Agent in Charge and Director at the U.S. Agency for International Development Office of Inspector General (“USAID OIG”). Prior to his leadership role with USAID, Mr. Reed served in numerous leadership roles within the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”). Through his work, Mr. Reed has established professional qualifications and training in leadership, security, and financial crime investigations and has strategic and operational experience related to financial risk and fraud matters. Mr. Reed has served as an instructor for the U.S. Department of State Foreign Service Institute and has spoken internationally on the topics of fraud, corruption, and a host of investigative topics. He has served as a subject matter expert in the U.S. Senate on law enforcement, homeland security and fraud issues. Through his government work, Mr. Reed has developed an understanding of complex public policy matters, the government contracting process, and has extensive experience in crisis management and global law enforcement training. He has completed continuing education coursework related to cybercrime, fraud, and business identity theft, among other cybersecurity topics, is a member of the Association of Certified Fraud Examiners and has been a Certified Fraud Examiner since April 2018. Mr. Reed also is a graduate of Georgetown University’s Congressional Fellow Program and has completed Columbia Business School’s Executive Development and Management Programs. Through his business degree, professional certifications, 10 plus years of business experience in the private sector, over 30 years of experience in relevant global and federal law enforcement, and BATF experience, Mr. Reed has developed a broad legal and technical knowledge base including expertise related to money-laundering, bribery, financial fraud corruption and internal conflict of interest schemes designed to hide illicit proceeds. His education, experience and training bring the Board critical oversight and investigative skills, important subject matter expertise, and a high degree of financial literacy. A veteran of the U.S. Marine Corps., he received an M.B.A. from Champlain College, an M.A. from Northern Arizona University, and a B.A. from Indiana University.

Since Mr. Reed became Chair of the Compensation Committee, previously high turnover has been significantly reduced to industry average, the Committee has worked to understand and address stockholder and proxy advisor feedback concerning past executive compensation decisions and the Company’s incentive compensation programs by, among other things, negotiating a new agreement with the CEO with only performance-based equity incentives, restructuring the short-term incentive program to a formulaic program including pre-determined metrics and corresponding payouts, scheduling a bi-annual review of the Company’s Long-Term incentive program, overseeing changes to the Company’s Long-Term Incentive Program informed by stockholder feedback to reduce reliance on time-based stock options, adding transparency to compensation decisions and the compensation process, and expanding stockholder outreach to better engage with a broader range of investors, particularly institutional investors.

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

Ms. Rooney has been instrumental in overseeing management’s development of procedures related to product safety and safe product use including procedures related to end user safety and employee safety. Under her leadership of the Product Safety Committee, management has undertaken a comprehensive review of product development, manufacturing, customer service, employee training, and recordkeeping and escalation protocols related to product efficacy and safety, is developing updated protocols including third party testing and verification, and has launched a new employee training program and a new online product operation resource to facilitate product safety. Ms. Rooney’s professional experiences, business and industry related knowledge, investigative and analytic skills, and deep understanding politics, culture, the media and public sentiment, developed through her 40 years as an investigative journalist and television producer, including her in depth understanding of current topics relevant to the Company’s business and marketing strategies, are valuable to the Company, Board and its committees in their exercise of oversight and in facilitating, overseeing, and finding resources for strategic planning, including expansion of its new marketing strategies. As a woman she also adds to the Board’s diversity, which we believe adds to the quality, depth, and perspective of the Board.

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

During his tenure on the Nominating and Governance Committee Mr. Elmore was instrumental in the transition to an independent Chair, the restructuring of the Compensation Committee’s responsibilities to improve Board efficiency, improvements to the Board self-evaluation process, development of various ESG related policies, adoption of a Clawback Policy and mandatory agreements by section 16 officers to comply with the Clawback Policy. He also has taken an active role, on behalf of the Board and as a member of the new Succession Committee, in driving the development of plans for internal career paths, career-related training and development and departmental crisis management, business continuity and succession plans. We believe Mr. Elmore’s legal education and professional experience, experience as an executive in the public and private sectors, experience on the Boards and on the Nominating and Governance and Audit Committees of other public companies, demonstrated commitment to social justice, safety and promotion of diversity, his experience as a professional athlete and television commentator, and his hands on approach to oversight qualify him to serve on our Board and also bring the board important leadership qualities and a high degree of financial literacy. Mr. Elmore is African-American and is one of three directors on our board who has self-identified as belonging to an underrepresented racial, ethnic, or other minority group, diversity that we believe adds to the quality, depth, and perspective of the Board.

Laurilee Kearnes has been Chief Financial Officer since July 2024. Ms. Kearnes brings over 20 years of experience in financial and operating leadership, most recently serving as CFO for Harte Hanks (Nasdaq: HHS), a Massachusetts-based global customer experience strategy company, from November 2019 to October 2023. At Harte Hanks, she oversaw all finance, accounting, and human resources for a business with over $200 million in annual revenues. Prior to her role as CFO at Harte Hanks, Ms. Kearnes held various key positions, including Corporate Controller from August 2018 to November 2019, Group VP of Finance from 2006 to 2018, and VP of Finance from 2003 to 2006. Her background also includes roles at Brooks Automation, where she managed financial operations in a high-tech manufacturing environment from 2000 to 2003, and at Nutraceutical Corporation, where she gained insights into market dynamics in consumer-focused industries from 1997 to 2000. Ms. Kearnes graduated from Utah State University, receiving both her undergraduate degree and master’s degree in accounting.

Luan Pham has been Chief Marketing and Revenue Officer since April 2021, and joined the Company as Chief Marketing Officer in January 2021. He previously served as Chief Revenue and Marketing Officer, from June 2017 to December 2020, of Laird Superfood, Inc., a creator of plant-based food products. Immediately before joining Laird, and since January 2012, Mr. Pham was Head of Marketing for Condé Nast's Golf Digest. Previously, Mr. Pham was Senior Director of Marketing for Golf and Tennis at Ralph Lauren. Mr. Pham received a B.A. from California State University, Fullerton.

John Brasseur has been Chief Operating Officer since April 24, 2024. Mr. Brasseur previously served as our Vice President of New Product Development since July 2023. Prior to joining Byrna, Mr. Brasseur served as Chief Product Officer of Tactacam, a game camera manufacturer, from October 2022 until July 2023. Prior to Tactacam, he spent twelve years at SigSauer, a global leader in firearm manufacturing, in roles of increasing responsibility, most recently as Vice President of Product Management from June 2014 through October 2022. Mr. Brasseur holds a BS in Mechanical Engineering from the University of New Hampshire and an MBA from Plymouth State University.

Family Relationships

There are no family relationships between any of our officers or directors.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met three times during fiscal year ended November 30, 2024,and also acted by unanimous written consent. During fiscal 2024 two Board meetings were held at our headquarters in Andover and included meetings with management and other employees. Members of management are invited to and attend selected board and committee meetings, depending on the agenda, to report on relevant topics and respond to questions, and engage informally with committee chairs on relevant topics.

In addition to our Board meetings during the 2024 fiscal year, the Audit Committee met four times, the Compensation Committee met six times, and also met informally which resulted in action by consent, the Nominating and Governance Committee and the Search and Succession Subcommittee met a total of three times and also acted by consent, and the Product Safety Committee met twice. Each director attended at least 75% of the combined Board and applicable committee meetings. Executive sessions or meetings of outside (non-management) directors without management present are included on the agenda for each regularly scheduled Board of Directors and Audit Committee meeting as well as any other committee meeting attended by management. During fiscal year 2024, the independent directors held three executive sessions without management present in conjunction with meetings of the full Board and Audit committees. In addition, the Compensation Committee and the Nominating and Governance Committee meet with company counsel and compensation consultants outside of the presence of management in conjunction with their scheduled meetings and as needed outside of regularly scheduled meetings.

Board Committees

During the fiscal year ended November 30, 2024, the Company’s standing committees consisted of an Audit Committee, Compensation Committee, a Nominating and Corporate Governance Committee., and a Product Safety Committee. During the fiscal year ended November 30, 2024, the Audit Committee met four times, the Compensation Committee met seven times, the Nominating and Corporate Governance Committee met three times, and the Product Safety Committee met two times. The Board has also established an Ad Hoc Search and Succession Committee of Independent Directors.

Audit Committee

Our Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act and Rule 5605(c) of the Marketplace Rules of Nasdaq. It exercises sole authority with respect to the selection, appointment, oversight of and, where appropriate, replacement of the Company’s independent registered public accounting firm and the terms of its engagement including compensation; reviews the policies and procedures of the Company and management with respect to maintaining the Company’s books and records and cybersecurity; reviews with the independent registered public accounting firm, upon the completion of its audit, the results of the auditing engagement and any other recommendations the independent registered public accounting firm may have with respect to the Company’s financial, accounting or auditing systems; and reviews with the independent registered public accounting firm, upon the completion of its quarterly review of the Company’s financial statements, the results of the quarterly review and any other recommendations the independent registered public accounting firm may have in connection with such quarterly reviews. Our Audit Committee also is responsible for, among other things, assisting our Board of Directors with oversight of: (1) the integrity of our financial statements; (2) legal, ethical and risk management compliance programs; (3) our systems of internal accounting and financial reporting control. The Audit Committee meets periodically with members of management to discuss risk topics, including cybersecurity procedures, supply chain vulnerabilities, material weaknesses if any, and any risks identified to it by management or by the Company’s independent registered public accounting firm. The Committee also receives any whistleblower reports and oversees compliance with the Company’s insider trading program among other things.

Our current Audit Committee members are Herbert Hughes (Chair), Chris Lavern Reed, and Leonard Elmore. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. Our Nominating and Governance Committee and the Board have determined that Herbert Hughes is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of the other committee members has the level of “financial literacy” required by the applicable rules and regulations of the SEC. During fiscal year 2024, each current member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director's tenure as a member of the Audit Committee.

Compensation Committee

Our Compensation Committee is responsible for, among other things: (1) reviewing and approving compensation levels of our Chief Executive Officer (“CEO” or “PEO”) and other executive officers, including salaries, awards under our incentive compensation plans and other forms of compensation; (2) reviewing and approving the corporate goals and objectives with respect to compensation for our executive officers; and (3) reviewing and recommending to the Board any changes to the compensation of our non-employee directors. The Compensation Committee also administers our equity incentive plan.

Many key compensation decisions are made during the first part of the fiscal year including review of the management team’s performance during the fiscal year concluded, determination of annual, short-term incentive cash bonus awards for the completed fiscal year, and discussion of compensation related targets, objectives and key metrics for the new fiscal year. However, compensation is an ongoing process, and the committee holds regularly scheduled meetings throughout the year, based on its annual meeting cycle, for purposes of evaluation, planning and taking appropriate action including consideration of Say on Pay votes and feedback from stockholder engagement during proxy solicitation and following our Annual Meeting, the award of new hire grants, and to discuss compensation related topics with its advisors and management. In addition, the committee may convene special meetings in addition to its regularly scheduled meetings on any of these topics, to consider compensation topics raised by management, to consider compensation packages for potential candidates for executive positions, including grants proposed in connection with promotions or to facilitate the inducement of any external candidate for a senior management position, and to discuss topics related to retention or turnover, or to consider market developments, peer group composition, feedback on or risks identified in incentive programs, changes in SEC rulemaking, Nasdaq listing requirements, or proxy advisor guidelines related to compensation, or other topics within its purview. The Compensation Committee meets with the Chief People Officer (“CPO”) on topics related to human capital resources, including employee turnover, retention or recruitment challenges, diversity, employee satisfaction, and new benefits under consideration and with the Chief Governance Officer and Corporate Secretary on matters related to new regulatory rulemaking, preparation of compensation related policies and resolutions, preparation of the compensation discussion for the annual proxy materials, stockholder engagement support, and for research and counsel on compensation related topics. In recent years, the Committee has engaged FW Cook, an independent compensation consultant to review and make recommendations related to compensation topics including retention, recruitment, peer group construction and benchmarking, recommendations related to its short- and long-term incentive programs, and potential terms of the CEO’s 2023 contract.

The members of our Compensation Committee are Chris Lavern Reed (Chair) and Herbert Hughes. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act and is “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. During fiscal year 2024, each member of the Compensation Committee was present at 100% of the Compensation Committee meetings held during such director's tenure as a member of the Compensation Committee.

Nominating and Governance Committee

Our Nominating and Governance Committee is responsible for assisting our Board of Directors by: (1) identifying individuals qualified to become members of our Board of Directors and its committees; (2) recommending to our Board of Directors nominees for election to the Board at the annual meeting of stockholders; and (3) assisting our Board of Directors in assessing director performance and the capacity and effectiveness of the Board of Directors as a whole including the breadth and depth of its substantive knowledge on topics related to general financial risk management, risks specific to the Company, strategic direction, and other matters related to its oversight and guidance of management, as well as in view of developments in the business and in legal and regulatory considerations. The Committee annually reviews the Board’s and each committee’s charter and composition and makes recommendations to Committees and the Board to improve oversight and strengthen their respective resources. The Board currently consists of one member of management and four independent directors, but up to seven directors are authorized by the Company’s by-laws, and the Committee evaluates candidates brought to its attention on a rolling basis and may recommend the addition of Board members to provide relevant expertise, experience or to add depth to the Board. Diversity of background, experience, gender, and racial and ethnic identity are considered by the Committee in board recruitment. The board’s five current members include individuals with diverse backgrounds in manufacturing, finance, business, law, public service, the media, and law enforcement. Four individuals add racial, ethnic or gender diversity: one woman, two men who identify as African American, and one man who is a member of a Native American tribe. The Nominating and Governance Committee works with our Corporate Secretary and outside counsel in recommending changes to the Company’s governance and compliance policies and protocols related to changes in Delaware law and SEC and Nasdaq rulemaking, in keeping the Board and management informed about important regulatory and legal developments related to SEC disclosure requirements, best practices, Board oversight responsibilities and educational opportunities, in preparing, administering, and reporting annual Board and Committee self-evaluations, annual D&O Questionnaires, and onboarding of any new Board members, among other things.

The members of our Nominating and Corporate Governance Committee are Leonard Elmore (Chair), Herbert Hughes, Emily Rooney, and Chris Reed. All current members of the Nominating and Corporate Governance Committee are “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. During fiscal year 2024, each member of the Nominating and Corporate Governance Committee was present at 100% of the Nominating and Governance Committee meetings held during such director's tenure as a member of the Nominating and Governance Committee. The Committee also met informally and acted by consent, recommending changes that were adopted by the Board to the Company’s Insider Trading Policy to foster compliance with new SEC and Nasdaq regulations related to insider trading and 10b5-1 plans and a new Clawback Policy to comply with regulations going into effect in the coming year. The Company’s Search and Succession Committee is a subcommittee of the Nominating and Governance Committee charged with oversight of emergency and long-term succession planning. During fiscal year 2024 the subcommittee oversaw management’s development of emergency transition planning and executive development, including long-term succession planning.

Product Safety Committee

Our Product Safety Committee, formed in December 2022, is responsible for assisting the Board with its oversight responsibilities related to the safety of products manufactured in house for consumer use, including the establishment and maintenance of safety-related policies,  procedures, reporting systems for ongoing oversight, safety-related crisis management, customer warnings, and product recalls,  and any legal and regulatory requirements related to the safety of the products manufactured and produced and services offered by the Company (collectively, “products”). The committee meets with such members of management and the Company’s operations and technical management personnel as it sees fit to review topics relevant to its responsibilities and reports on such matters to the board for further discussion and. The Committee may engage outside advisors to assist the Company in compliance with the Consumer Product Safety Act and to assist its members in understanding such legal and regulatory environment as is relevant to the safety of the Company’s products. The members of the committee are Emily Rooney (Chair), Chris Lavern Reed, and Leonard Elmore, each of whom is independent, and Bryan Ganz.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Business Conduct and Ethics is available free of charge on our website at ir.byrna.com. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at ir.byrna.com. The Company also has a formal Whistleblower Policy, a hotline monitored by the Chair of the Audit Committee, and a comprehensive Insider Trading Policy.

Insider Trading Policy

We have an Insider Trading Policy, which governs the purchase, sale and other dispositions of our securities by directors, officers, employees, and consultants of the Company, as well as their family members, household members, dependents, and anyone whose securities they influence, direct, or control. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and all applicable listing standards. The Insider Trading Policy generally prohibits covered persons from directly or indirectly purchasing or selling our securities while in possession of material non-public information concerning us. The Insider Trading Policy also applies to the securities of any other companies to the extent any covered person obtains material nonpublic information regarding such other company in the course of performing services for us. The Insider Trading Policy requires pre-approval of any transaction related to our securities by covered persons. The Insider Trading Policy details the Company’s regular quarterly blackout period and explains that special blackout periods may also be announced without prior notice. Additionally, pre-clearance is required prior to any covered person entering into a Rule 10b5-1 trading plan, and such plans may only be entered into during open trading windows.

Prohibition on Hedging

The Insider Trading Policy prohibits hedging in the Company’s securities, including trading in public options, puts, calls, or other derivative securities as well as holding Company securities in margin accounts.

Compensation Committee Incentive Equity Grant Policies

The Compensation Committee’s policy is to not grant stock options or similar awards whose exercise price is related to the market value of our common stock in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and to not time the public release of such information based on stock option grant dates. Similarly, our Compensation Committee does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. To bolster our commitment to the highest ethical standards, our Compensation Committee recently adopted a policy, effective March 1, 2024, to make awards of options or similar awards on preset dates that do not fall in our standard quarterly blackout periods and not to grant stock options or similar awards whose exercise price is related to the market price of our common stock on the date of grant during periods in which there is likely to be material nonpublic information about our company, including (i) during blackout periods or outside a trading window established in connection with the public release of earnings information under our Insider Trading Policy or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information (each, a “Filing Window”) or, in the event that any stock option grant is awarded by the Committee during a Blackout Period or a Filing Window, it will be deemed effective on the day after the earnings or other announcement has been made and one full day of trading thereafter completed, unless such day is within a Filing Window, in which case such grants will not be deemed effective until the day after the first full trading day following the filing of the applicable report with the Securities and Exchange Commission. During the year ended November 30, 2024, we did not grant stock options or stock appreciation rights to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or Current Report on Form 8-K, in each case that disclosed any material non-public information.

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

Based solely on a review of the copies of the reports furnished to us and written representations from certain reporting persons that no other reports were required, we believe that during the year ended November 30, 2024, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, other than: (i) Form 4s filed on behalf of David North and Bryan Ganz on December 15, 2023 reporting the forfeiture of RSUs on December 1, 2023, (ii) a Form 4 filed on behalf of Luan Pham on April 29, 2024 reporting the partial vesting and partial forfeiture of RSUs on April 18, 2024, (iii) Form 4s filed on behalf of Mr. Hughes, Mr. Reed, Mr. Elmore and Ms. Rooney on July 24, 2024 reporting the award of RSUs on July 19, 2024,  (iv) a Form 4 filed on behalf of Mr. Ganz on November 19, 2024 reporting the sale of common stock on November 14, 2024, and (v) a Form 4 filed on behalf of Mr. Brasseur on March 21, 2025 reporting the partial vesting and partial forfeiture of RSUs on October 18, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended November 30, 2024 and 2023. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated executive officers during the fiscal year ended November 30, 2024 whose salary and bonus for services rendered in all capacities exceeded $100,000, as well as David North, who retired as our Chief Financial Officer effective as of July 15, 2024.

Name and		Salary	Bonus	Stock Awards	Option	Other	Total
Principal Position	Year	($)(1)	($)(2)(6)	($)(3)	Awards ($)(4)	($)(5)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)
Bryan Ganz	2024	495,000	742,500	1,357,560	—	—	2,595,060
Chief Executive Officer	2023	465,000	371,250	—	424,782	—	1,278,329
Laurilee Kearnes	2024	156,458	170,625	264,250	—	—	591,333
Chief Financial Officer (6)	2023	—	—	—	—	—	—
Luan Pham	2024	318,333	360,000	49,819	204,960	—	933,112
Chief Marketing and Revenue Officer	2023	300,000	225,000	—	212,388	—	763,709
David North	2024	165,561	—	—	204,960	134,061	504,582
Former Chief Financial Officer (7)	2023	250,000	150,000	—	212,388	—	628,083

Notes:
(1)
The base salary of our CEO during the first eight months of calendar year 2023 was set pursuant to his three-year contract approved by shareholders in 2020, and since September 1, 2023 has been set pursuant to his new three year contract effective on September 1, 2023.

(2)
Amounts reflected in this column are cash awards under the Company’s short-term incentive plan paid shortly after the end of each fiscal year. Our short-term incentive awards reflect the Compensation Committee’s assessment of the named executive officers’ collective achievement of pre-selected objective and subjective financial metrics and strategic goals, adjusted to account for individual performance considerations and contributions and any other objective metric or subjective measure of performance that the Compensation Committee, in its discretion, deems appropriate and aligned with company goals. These amounts are calculated as a percentage of each named executive officer’s target short-term incentive provided in their respective employment contract or offer as subsequently set by the Compensation Committee for future fiscal years.

(3)
All stock-based awards reported for the years ended November 30, 2024 and November 30, 2023 were restricted stock units with vesting contingent upon continued employment, with a portion of such units subject to performance conditions, and subject to the terms of the governing plan and related grant agreements. The grant date fair value of these stock-based awards was determined using Monte-Carlo simulation model.

(4)
All option awards for the years ended November 30, 2023 and November 30, 2024 were stock options with vesting based on the grantee’s continuous service through specified vesting dates. The grant date fair value of each stock option is estimated on the date of grant by using the Black-Scholes model. Mr. North’s options that were granted during fiscal year 2024 were forfeited in connection with his retirement.

(5)	Compensation reported under this category includes severance and consulting payments made to the former CFO under the severance and consulting agreements that were executed in July 2024.
(6)	Ms. Kearnes’ employment began on June 7, 2024 and she was appointed as Chief Financial Officer effective July 15, 2024.
(7)	Mr. North retired as Chief Financial Officer effective July 15, 2024.

Employment Arrangements

Bryan Ganz

On November 19, 2020, 99% of shareholders voting at the Company’s Annual Meeting approved the CEO compensation terms set forth in the Company’s employment agreement with Bryan Ganz effective August 31, 2020 (the “2020 Ganz Agreement”) and the issuance to him of 900,000 restricted stock units as provided therein. Byrna and Mr. Ganz also entered into a Non-competition and Non-solicitation Agreement, covering a period of 12 months from the date of termination of Mr. Ganz’ employment. The 2020 Ganz Agreement provided that Mr. Ganz would be paid an annual salary for $450,000, be eligible for a target annual short-term incentive award of 100%, of his base salary, subject to his achievement of criteria established by the Compensation Committee. In addition, in consideration of Mr. Ganz’ rendering of services thereunder, Mr. Ganz was granted 900,000 performance-based RSUs under the 2020 Plan, which RSUs would have been eligible to vest on August 31, 2023, subject to certain stock price-based performance metrics and a time-based vesting requirement of three years.

The term of the 2020 Ganz Agreement ended on August 31, 2023 and, on September 12, 2023, we entered into a new three-year employment agreement, effective September 1, 2023, with Mr. Ganz (the “2023 Ganz Agreement”). The 2023 Ganz Agreement provides for an annual base salary of $495,000 and a target bonus of 100%, with the actual bonus awarded based on criteria established the Compensation Committee, and ends on August 31, 2026 (the “End Date”) unless terminated earlier pursuant to its terms.

As discussed above, as inducement for Mr. Ganz committing to serve as CEO for up to three additional years, the Company agreed to grant Mr. Ganz 600,000 performance-based RSUs at the start of fiscal year 2024, which were granted on December 5, 2023. The RSUs are eligible to vest on the End Date, but only to the extent the Company’s stock satisfies the specified stock performance thresholds and provided that Mr. Ganz remains employed by the Company as its Chief Executive Officer through the End Date. The RSUs are divided into three equal tranches with successively higher performance thresholds. The contract includes provisions governing certain types of termination events during the vesting period summarized below. Under the terms of the 2023 Ganz Agreement, any performance-based RSUs that do not vest on the End Date will be forfeited on that date.

Termination and Severance Provisions

The 2023 Ganz Agreement provides for termination prior to the End Date by us or by Mr. Ganz with or without cause, following the selection and approval by the Board of a successor in connection with a Qualified Retirement (as such term is defined in the Employment Agreement), or by reason of death or disability. If we terminate Mr. Ganz’s employment without Cause or he resigns for Good Reason (as such terms are defined in the Employment Agreement), then Mr. Ganz will be eligible to receive continued payment of his base salary for 12 months, plus fifty percent (50%) of his target bonus amount for the applicable year, subject to the execution of a customary release in favor of us. Additionally, if we terminate Mr. Ganz’s employment without Cause or he resigns for any reason other than a Qualified Retirement, the performance period for the performance-based RSUs will end on the earlier of six months following termination or the End Date, and to the extent that any stock price triggers are met during that period, the performance-based RSUs will vest on a prorated basis based on the duration of Mr. Ganz’s service during the term of the 2023 Ganz Agreement.

If Mr. Ganz’s employment is terminated due to a Qualified Retirement, the performance period for the RSUs will extend until the End Date and, to the extent stock price triggers are met, the RSUs will fully vest notwithstanding Mr. Ganz’s retirement prior to the End Date. If Mr. Ganz’s employment is terminated due to death or disability, the performance period for the RSUs will end on the earlier of six months following termination or the End Date, and to the extent that any stock price triggers are met during that period, the RSUs will vest on a prorated basis based on the duration of Mr. Ganz’s service during the term of the 2023 Ganz Agreement, provided that if such termination occurs after the one-year anniversary of the Effective Date then the RSUs with the threshold price trigger will not be prorated, and if such termination occurs after the two-year anniversary of the Effective Date then the RSUs with the target price trigger will not be prorated. If, due to a Change of Control (as defined in the agreement), we cease to exist as a publicly traded entity, each price trigger will be deemed satisfied to the extent that the value per share in the transaction, whether in cash, securities and/or other property, equals or exceeds the applicable price trigger, the RSUs would be converted to time-based vesting, and the RSUs would fully accelerate upon any termination of Mr. Ganz by us without Cause or if Mr. Ganz resigns for Good Reason within one year of the Change of Control.

David North

Effective August 31, 2020, Mr. North was appointed by the Board of Directors as Chief Financial Officer. In connection with Mr. North’s appointment, he accepted an offer letter (the “Offer Letter”). The Offer Letter provided that Mr. North would be paid an annual base salary of $250,000 and may be eligible for a discretionary bonus. It further provided that Mr. North would receive 60,000 restricted stock units to vest at the end of a three year period subject to time and performance conditions. At the beginning of fiscal 2022, Mr. North’s STI Target was set at 60% of his base salary and he was granted an additional 90,000 RSUs, effective on shareholder approval of plan expansion, subject to the same time and performance conditions as his earlier grant to bring his total LTI package in line with those of the other senior executives.

On June 19, 2024, we entered into a Separation Agreement and General Release with Mr. North (the “Separation Agreement”), effective as of July 15, 2024, in connection with Mr. North’s retirement. Pursuant to the Separation Agreement, (i) Mr. North received a payment of $82,500, less applicable deductions and other withholdings, which represents one-half of his estimated bonus amount for fiscal year 2024, (ii) we extended Mr. North’s exercise rights on all of his outstanding vested options under the Plan with grant dates of March 23, 2022 (the “March 2022 Options”) and December 8, 2022 (the “December 2022 Options”), for a period of twelve months following the date when Mr. North ceases to serve as either our employee or consultant, and (iii) we amended the terms of each of the March 2022 Options and the December 2022 Options, such that they shall continue to vest per each of their terms subject to Mr. North’s continuous service as either an employee or consultant. On the date that the Separation Agreement became effective, however, Mr. North forfeited his rights to options that he was granted on January 28, 2024.

On June 19, 2024, we also entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. North, effective as of July 16, 2024 (the “Start Date”), pursuant to which Mr. North provides certain consulting services to us following his retirement as CFO. The Consulting Agreement has an initial term of nine months from the Start Date, which may be extended for successive two-month periods upon prior written agreement of both parties. Mr. North receives compensation at a rate of $11,458 per month for services provided under the Consulting Agreement. The Consulting Agreement may be terminated by either party with thirty days prior written notice.

Laurilee Kearnes

On June 12, 2024, we entered into an offer letter (the “Kearnes Offer Letter”) with Ms. Kearnes. Pursuant to the Kearnes Offer Letter, Ms. Kearnes receives an annual base salary of  $325,000 and will be entitled to receive a performance bonus, at the sole discretion of the Board, with a target of 60% of her annual base salary for the applicable fiscal year based on criteria established and approved by the Compensation Committee. Ms. Kearnes is also entitled to participate in any employee benefit plans maintained by us on behalf of our employees. The Kearnes Offer Letter does not have an end date and will continue until terminated either by Ms. Kearnes or us.

Pursuant to the Kearnes Offer Letter, we agreed to grant Ms. Kearnes 25,000 RSUs, which were granted by the Compensation Committee on June 19, 2024. The RSUs will vest with respect to 20%, 30% and 50% of the underlying shares of common stock on the first, second, and third anniversary of their grant date, respectively, subject to Ms. Kearnes’ continued service through each vesting date.

Luan Pham

Mr. Pham joined Byrna on January 18, 2021, as the Chief Marketing Officer. In connection with Mr. Pham’s appointment as our Chief Marketing Officer, he accepted an offer letter (the “Pham Offer Letter”). The Pham Offer Letter provided that Mr. Pham would be paid an annual base salary of $225,000 and may be eligible for a discretionary bonus. It further provided that Mr. Pham would receive 150,000 restricted stock units (on a post reverse split basis) subject to time-based and performance-based vesting conditions. Mr. Pham’s grant was made effective on April 18, 2021 and partially vested on April 18, 2024, with the remaining performance-based RSUs that were subject to performance conditions that were not met being forfeited on that date. The Pham Offer Letter also included an offer of employee benefits, including health insurance. In April 2021, in recognition of Mr. Pham’s performance his oversight responsibilities began to expand, he received a raise to $275,000, and began to earn commissions based on targets for different sales channels in place of his discretionary target bonus. In January 2022, Mr. Pham’s duties expanded to include the Chief Revenue Officer duties in addition to his marketing responsibilities. His title changed to Chief Marketing and Revenue Officer, his salary increased to $300,000 annually, and he was given an STI target of 75% in place of his commissions, which roughly equated to his commission earnings the prior year. On January 1, 2024, Mr. Pham’s salary was increased to $320,000.

Potential Payments upon Termination or Change of Control

In the event of termination of the Employment Agreement by Mr. Ganz for Good Reason or by us without Cause, or if Mr. Ganz retires pursuant to a Qualified Retirement, Mr. Ganz will be entitled to receive the compensation described above under “Employment Agreements—Bryan Ganz—Termination and Severance Provisions” subject to his execution of a release. Additionally, the options granted to our named executive officers during the fiscal year ended November 30, 2022 provide that, in the event the grantee is terminated without cause or resigns for good reason (as those terms are defined in the applicable award agreements) within twelve months following a change of control, then the vesting of those options will be fully accelerated.

Clawback Policy and Binding Agreements to Comply

We have adopted a broad compensation recovery policy that complies with compensation “clawback” requirements under Nasdaq rules. Under the policy, in the event of certain accounting restatements, we will be required to recover incentive-based compensation from our executive officers representing the excess of the amount received over the amount that would have been received had it not been based on the restated results.

Under our Clawback Policy, compensation that is subject to recoupment includes any form of compensation that is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure, including but not limited to stock options, annual cash bonuses and other long and short-term cash incentives, restricted stock units, stock units, restricted stock, stock appreciation rights, performance shares, and performance units. Financial reporting measure is broadly defined to include stock price, total shareholder return, revenues, EBITDA, funds from operations, liquidity measures including working capital or operating cash flow, return measures including return on invested capital and return on assets, and earnings per share. The Compensation Committee has discretion to make certain exceptions to the clawback requirements (when permitted by Nasdaq rules) and determine whether any adjustment will be made.

Each of our executive officers has signed an agreement to comply with the compensation recovery policy.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has in the past served as an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of our Named Executive Officers as of November 30, 2024:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of unvested earned stock units ($)(3)	Number unearned units of stock that have not vested	Market value of unearned unvested stock units ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bryan Ganz	375,000	75,000	—	9.23	3/23/32	—	—	—	—
	13,333	53,334	—	8.96	12/8/32	—	—	—	—
	—	—	—	—	—	545,000	10,534,850	—	—
Laurilee Kearnes	—	—	—	—	—	25,000	483,250	—	—
Luan Pham	68,750	13,750	—	9.23	3/23/32	—	—	—	—
	6,666	26,667	—	8.96	12/8/32	—	—	—	—
	—	42,000	—	6.89	01/28/34	—	—	—	—
	—	—	—	—	—	20,000	386,600	—	—

Notes
(1)
All unexercisable option awards expiring 3/23/32 were granted on March 23, 2022 and vest in equal increments on the first day of each quarter ending on March 1, 2025. Unexercisable option awards expiring 12/8/32 were granted on December 8, 2022 and are back-weighted LTI options that provided for vesting as follows: 20% vested on the first anniversary of the grant (reflected in column b), 30% of the original grant will vest on the second grant anniversary, and the remaining 50% of the original grant will vest on the third anniversary of the grant date. Unexercisable option awards expiring 1/28/34 were granted on January 28, 2024 and are back-weighted LTI options that provided for vesting as follows: 20% vested on the first anniversary of the grant (reflected in column b), 30% of the original grant will vest on December 28, 2026, and the remaining 50% of the original grant will vest on December 28, 2027.

(2)
The unvested stock-based awards listed for Mr. Ganz and Mr. Pham are RSUs that were granted on December 5, 2023 with subject to a double trigger of performance and time providing that (i) performance hurdles for three equal tranches, each consisting 200,000 units, will be met when our common stock trades above $6.00, $9.00 and $12..00, respectively on a 20-day volume weighted average closing price, and (ii) subject to certain conditions in connection with a termination through a "Qualified Retirement" without cause, by resignation, by virtue of death or disability, or through a "Change in Control", Mr. Ganz must remain employed by us until August 31, 2026 for the restricted stock units to vest. Each of the performance hurdles was met prior to November 30, 2024. The unvested stock-based awards listed for Ms. Kearnes are RSUs that are subject only to time-based vesting and will vest with respect to 20% of the RSUs on June 19, 2025, with respect to 30% of the RSUs on June 19, 2026, and with respect to 50% of the RSUs on June 19, 2027, subject to her continued service through such dates.

(3)	Market value calculations are based on the $19.33 closing price on the last day of the Company’s fiscal year.

Pension Plan Benefits and Defined Contribution Plans

We do not have a pension plan or defined benefit plan that provides for payments or benefits to the named executive officers at, following, or in connection with retirement.

Compensation of Directors

The following table summarizes the director compensation of our non-employee directors for fiscal year 2024:

Name(1)	Fees earned or paid in cash ($)	Stock- based Awards ($)(2)(3)	Total ($)
Herbert Hughes	100,762	154,666	255,428
Chris Lavern Reed	66,552	110,669	177,221
Emily Rooney	63,958	110,669	174,627
Leonard Elmore	63,958	110,669	174,627

(1)
Bryan Ganz, our Chief Executive Officer, is not included in this table because Mr. Ganz is our employee, and thus received no compensation for his service as a director. The compensation received by Mr. Ganz as an employee of the Company is shown in the Summary Compensation Table on page 10.

(2)
All stock-based awards were restricted stock units valued for purposes of this table as of the grant date. The stock-based awards listed here for each director reflect awards to each independent director of 11,528 units as partial compensation for services to be rendered for the 2024 to 2025 annual meeting cycle, vesting of which is conditional upon full performance of such services. The award for Mr. Hughes includes a stipend of 4,583 units as partial compensation for his service as the Chair of the Board for the 2024 to 2025 annual meeting cycle, vesting of which is conditional upon completion of those services.

(3)
At our 2024 fiscal year end Mr. Hughes had 17,500 outstanding options exercisable at $1.90, and the non-employee directors held the following unvested restricted stock units: 16,111 for Herbert Hughes; 11,528 for Chris Lavern Reed; 11,528 for Emily Rooney; and 11,528 for Leonard Elmore. In addition, they held the following restricted stock units had vested but had not yet been settled: 30,137 units for Herbert Hughes and 21,918 units each for Emily Rooney, Chris Lavern Reed and Leonard Elmore.

During the year ended November 30, 2021, base board compensation was set at $110,000, half of which was to be paid in a combination of cash and restricted equity. In addition, the following stipends were to be paid:

Audit Committee Chair: $10,000
Compensation Committee Chair: $7,500
Nominating & Governance Committee Chair: $5,000
Lead Independent Director: $25,000

During the year ended November 30, 2022, the board compensation cycle was changed from a fiscal year basis to an annual meeting cycle basis. Additionally, based on certain criteria set following consultation with FW Cook, including peer data and incentive and retention goals, the base board compensation was increased to $135,000 per annum, of which the equity portion was $80,000 of RSUs. Committee Chair stipends were held at the rates set in 2021 with the addition of the following stipends, on a per annum basis, for new positions:

Product Safety Committee Chair: $5,000
Independent Chairman of the Board: $30,000 cash, together with RSU award of $30,000.

In July 2025, the base cash stipend for all directors was raised from was raised from $135,000 to $145,000, consisting of $62,000 cash and $83,000 in RSUs. Committee chair cash stipends and the Chairman’s stipends were raised by 7%. The increases were made retroactive from the one-year anniversary of our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our executive officers;
●	each of our directors; and
●	all our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of the applicable security, including options that are currently exercisable or exercisable within 60 days of March 26, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Our calculation of the percentage of beneficial ownership is based on 22,667,235 shares of our common stock issued and outstanding as of March 26, 2025. Common stock subject to stock options currently exercisable or exercisable within 60 days of March 26, 2025 are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Names and Address (1)	Common Stock	Percent of Class
Greater Than 5% Stockholders
Pierre Lapeyre Jr. (2)	2,891,943	12.8%
FMR LLC (3)	2,021,493	8.9%
Capital Research Global Investors (4)	1,638,421	7.2%
BlackRock, Inc. (5)	1,233,402	5.4%
Executive Officers
Bryan Scott Ganz (6)	1,766,352	7.6%
Luan Pham (7)	126,715	*
Laurilee Kearnes (8)	3,500	*
John Brasseur (9)	8,340	*
Non-employee Directors
Chris Lavern Reed (10)	42,042	*
Herbert Hughes (11)	135,226	*
Leonard Elmore (12)	34,418	*
Emily Rooney (13)	35,064	*
All Executive Officers and Directors as a group	2,151,657	9.3%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Byrna Technologies Inc., 100 Burtt Road, Suite 115, Andover, Massachusetts 01810.

(2)
This information is based in part upon a Schedule 13G filed by Mr. Lapeyre on January 31, 2022. Mr. Lapeyre’s principal business address is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(3)
This information is based upon an amended Schedule 13G filed by FMR LLC (“FMR”) and Abigail P. Johnson on February 12, 2025. The principal business address of FMR is 245 Boylston Street, Boston, Massachusetts 02110. Ms. Johnson is a director, the Chairman and Chief Executive Officer of FMR.

(4)
This information is based upon a Schedule 13G filed by Capital Research Global Investors (“CRGI”) on February 11, 2025. The principal business address of CRGI is 333 South Hope Street, 55th Floor, Los Angeles, California 90071. CRGI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (together with CRMC, the “investment management entities”). CRGI's divisions of each of the investment management entities collectively provide investment management services under the name “Capital Research Global Investors.”

(5)	This information is based upon a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) on November 8, 2024. The principal business address of BlackRock is 50 Hudson Yards, New York, New York 10001.

(6)
Consists of (i) 880,406 shares of common stock owned by Mr. Ganz in his individual capacity, (ii) options exercisable into 483,334 shares of our common stock within 60 days of March 26, 2025, (iii) 328,059 shares of common stock owned by Northeast Industrial Partners LLC, of which Mr. Ganz is the majority holder, (iv) 70,753 shares of common stock owned by the Judith Ganz Trust, of which Mr. Ganz is the trustee, and (v) 3,800 shares of common stock owned by Li Zhang, who married Mr. Ganz in January 2023.

(7)	Consists of (i) 19,148 shares of our common stock owned by Mr. Pham, and (ii) options exercisable into 107,567 shares of our common stock within 60 days of March 26, 2025.

(8)	Consists of 3,500 shares of our common stock owned by Ms. Kearnes.

(9)	Consists of 8,340 shares of our common stock owned by Mr. Brasseur.

(10)	Consists of 42,042 shares of our common stock owned by Mr. Reed.

(11)	Consists of 135,226 shares of our common stock owned by Mr. Hughes.

(12)	Consists of 34,418 shares of our common stock owned by Mr. Elmore.

(13)	Consists of 35,064 shares of our common stock owned by Ms. Rooney.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table sets forth information as of November 30, 2024 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, And Rights	Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,157,069	$9.11	2,386,730
Equity compensation plans not approved by security holders	—	—	—
Total	2,157,069		2,386,730

(1)
The number of securities in column (a) for plans approved by security holders consists of 1,241,839 outstanding stock options (includes vested and unvested) and 915,230 unvested RSUs, all governed by the Amended and Restated 2020 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have subleased office premises at our Massachusetts headquarters to a corporation owned and controlled by Mr. Ganz, our President and Chief Executive Officer, since July 1, 2020. Sublease payments received were $14,449 in total for the fiscal year ended November 30, 2024.

Related Person Transactions Policy and Procedure

The Audit Committee, pursuant to the Audit Committee Charter, must review and approve any related person transaction we propose to enter into. The Audit Committee is responsible for overseeing the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. In addition, the Audit Committee will keep the Company’s independent auditors informed of the Committee’s understanding of the Company’s relationships and transactions with related parties that are significant to the company.

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

Director Independence

A majority of the Board of Directors is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. The Board has reviewed and determined that 80% of our directors are independent under the applicable standards of Nasdaq: Herbert Hughes, Chris Lavern Reed, Leonard Elmore, and Emily Rooney. Each Board committee except the Product Safety Committee is 100% comprised of independent directors. In December 2021, Herbert Hughes was appointed as Lead Independent Director and, effective May 16, 2023, he was elected Chair.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES :

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by EisnerAmper LLP, the principal accountant for the audit of our financial statements and review of financial statements included in the Company's reports for the fiscal years ended November 30, 2024 and November 30, 2023.

	2024	2023
Audit Fees	$353,850	$299,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$353,850	$299,250

Notes

(1)
Audit Fees include fees for services rendered for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees would principally include fees incurred for due diligence in connection with potential transactions and accounting consultations. There were no audited-related fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2024 and 2023.

(3)
Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2024 and 2023.

(4)
All Other Fees include professional services rendered by EisnerAmper LLP, for compliance with state and local sales taxes and an analysis of the impact of Internal Revenue Code section 382 on the availability of the Company’s past net operating losses for application against future income taxes.

All of the services performed in the fiscal years ended November 30, 2024 and 2023 were pre-approved by the Audit Committee. It is the Audit Committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The Audit Committee’s authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. In addition, the Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

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

10.1#	Byrna Technologies Inc. 2020 Amended and Restated 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 to Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 7, 2025).

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

21.1	List of Registrant's Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.4*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 furnished with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

97.1	Byrna Technologies Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

101.INS
Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

101.CAL
Inline XBRL Taxonomy Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

101.LAB	Inline XBRL Taxonomy Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

101.PRE
Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

101.DEF
Inline XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2025).

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

Date: March 31, 2025	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director