Form 10-Q
period 2025-02-28
Byrna Technologies Inc.
filed 2025-04-10
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of April 10, 2025, the Company had 22,667,235 outstanding shares of common stock.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of February 28, 2025 (unaudited) and November 30, 2024	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended February 28, 2025 and February 29, 2024 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2025 and February 29, 2024 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended February 28, 2025 and February 29, 2024 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	February 28,	November 30,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,669	$16,829
Accounts receivable, net	2,900	2,630
Inventory, net	23,182	19,972
Prepaid expenses and other current assets	3,441	2,623
Marketable debt securities	11,620	8,904
Total current assets	48,812	50,958
LONG TERM ASSETS
Deposits for equipment	3,669	2,665
Right-of-use-asset, net	2,218	2,452
Property and equipment, net	4,651	3,408
Intangible assets, net	3,273	3,337
Goodwill	2,258	2,258
Deferred tax asset	5,468	5,837
Other assets	689	1,007
TOTAL ASSETS	$71,038	$71,922

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,182	$13,108
Operating lease liabilities, current	572	539
Deferred revenue, current	483	1,791
Total current liabilities	12,237	15,438
LONG TERM LIABILITIES
Deferred revenue, non-current	11	17
Operating lease liabilities, non-current	1,963	2,098
Total liabilities	14,211	17,553

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,182,452 shares issued and 22,667,235 shares outstanding as of February 28, 2025, and 25,010,976 shares issued and 22,495,759 outstanding as of November 30, 2024	25	25
Additional paid-in capital	133,895	133,029
Treasury stock (2,515,217 shares purchased as of February 25, 2025 and November 30, 2024, respectively)	(21,253)	(21,253)
Accumulated deficit	(55,121)	(56,783)
Accumulated other comprehensive loss	(719)	(649)

Total Stockholders’ Equity	56,827	54,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,038	$71,922

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Net revenue	$26,190	$16,654
Cost of goods sold	10,266	7,015
Gross profit	15,924	9,639
Operating expenses	14,228	9,803
INCOME (LOSS) FROM OPERATIONS	1,696	(164)
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(80)	(58)
Interest income	186	280
Loss from joint venture	-	(42)
Other income	-	1
INCOME BEFORE INCOME TAXES	1,802	17
Income tax provision	(140)	-
NET INCOME	1,662	17

Foreign exchange translation adjustment	(130)	(115)
Unrealized gain on marketable debt securities	60	-
COMPREHENSIVE INCOME (LOSS)	$1,592	$(98)

Basic net income per share	$0.07	$0.00
Diluted net income per share	$0.07	$0.00

Weighted-average number of common shares outstanding - basic	22,587,099	22,035,249
Weighted-average number of common shares outstanding - diluted	24,098,635	22,838,827

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$1,662	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	840	938
Depreciation and amortization	440	338
Amortization of debt issuance costs	—	4
Operating lease costs	234	117
Loss from joint venture	—	42
Deferred tax (benefit) provision	369	—
Changes in assets and liabilities:
Accounts receivable	(270)	1,409
Deferred revenue	(1,315)	731
Inventory	(3,210)	1,762
Prepaid expenses and other current assets	(460)	(263)
Other assets	(40)	—
Accounts payable and accrued liabilities	(1,925)	(1,027)
Operating lease liabilities	(102)	(126)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,777)	3,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,642)	(171)
Purchases of marketable debt securities	(2,656)
NET CASH USED IN INVESTING ACTIVITIES	(5,298)	(171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	93	10
Payment of taxes withheld on issuance of restricted stock units	(67)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	26	10
Effects of foreign currency exchange rate changes	(111)	(103)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(9,160)	3,678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,829	20,498
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,669	$24,176

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2025 and February 29, 2024

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	$(56,783)	$(649)	$54,369
Stock-based compensation	—	—	840	—	—	—	—	840
Issuance of common stock pursuant to exercise of stock options	74,551	—	93	—	—	—	—	93
Issuance of common stock pursuant to vesting of restricted stock units	96,925	—	(67)	—	—	—	—	(67)
Net income	—	—	—	—	—	1,662	—	1,662
Unrealized gain on marketable securities	—	—	—	—	—	—	60	60
Foreign currency translation	—	—	—	—	—	—	(130)	(130)
Balance, February 28, 2025	25,182,452	$25	$133,895	(2,515,217)	$(21,253)	$(55,121)	$(719)	$56,827

Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Stock-based compensation	—	—	938	—	—	—	—	938
Issuance of common stock pursuant to exercise of stock options	167,967	—	10	—	—	—	—	10
Issuance of common stock pursuant to vesting of restricted stock units	39,773	—	—	—	—	—	—	—
Net income	—	—	—	—	—	17	—	17
Foreign currency translation	—	—	—	—	—	—	(115)	(115)
Balance, February 29, 2024	24,375,754	$24	$131,374	(2,165,987)	$(17,500)	$(69,558)	$(1,171)	$43,169

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended February 28, 2025 and February 29, 2024

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a technology company, specializing in next generation alternatives to traditional firearms without the risk of taking a life.  The Company's launchers can be used for self-defense and personal security by consumers in all 50 states without a firearms license, subject to local regulations. The Company also sells accessories, pepper sprays, and other personal safety tools. Most of the sales are to consumers in the United States via the Company's e-commerce site, its Amazon storefront, its four Company owned brick and mortar locations, and through retailers, including big box stores.  The Company's products also may be sold to private security and public security officers. Since 2020, the Company has not manufactured or sold any products to or for use by the military. The Company operates two manufacturing facilities, a 30,000 square foot facility located in Fort Wayne, Indiana and a 20,000 square foot manufacturing facility located in Pretoria, South Africa.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to February 28, 2025, the Company has incurred an accumulated deficit of approximately $55.1 million.  The Company has funded operations through the issuance of the Company's common stock par value $0.001 per share (“Common Stock”) until reaching profitability. The Company generated net income of $1.7 million for the three months ended February 28, 2025.  The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three months ended February 28, 2025 and February 29, 2024 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three months ended February 28, 2025 and February 29, 2024, and its cash flows for the three months ended February 28, 2025 and February 29, 2024 are not necessarily indicative of results to be expected for the full year.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about stock-based compensation expense, valuation for deferred tax assets, incremental borrowing rate on leases, useful life of long-lived assets, inventory reserves, and allowance for credit losses.

5.	RECENT ACCOUNTING GUIDANCE

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.

Accounting Pronouncements Issued but Not Adopted

The FASB also issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and is to be applied retrospectively to all periods presented in the financial statements. The Company believes the adoption of ASU 2023-07 will not have a material impact on the consolidated financial statements.

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

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01). This guidance focuses on the disaggregation of income statement expenses. This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for annual periods of fiscal years beginning after December 15, 2026, and interim periods in years beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03 on our financial statement disclosures. While we anticipate that the adoption of this standard will require additional disclosures, we do not expect it to have a material impact on our financial position or results of operations.

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

7.	MARKETABLE DEBT SECURITIES

Marketable debt securities consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive loss in the consolidated statements of operations and comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and unrealized losses that are not credit related are recognized in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the months ended February 28, 2025. For the three months ended February 28, 2025, there were net unrealized gains on marketable debt securities of $0.1 million.

The following table summarizes our marketable securities and available-for-sale investments as of February 28, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$3,686	$35	$-	$3,721	$3,721
U.S. Treasury securities	7,836	63	-	7,899	7,899
Total	$11,522	$98	$-	$11,620	$11,620

	February 28, 2025
	Cost	Fair Value
Due within one year or less	$6,890	$6,964
Due after one year through five years	4,632	4,656
	$11,522	$11,620

The following table summarizes our marketable securities and available-for-sale investments as of November 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$2,950	$18	$-	$2,968	$2,968
U.S. Treasury securities	5,889	47	-	5,936	5,936
Total	$8,839	$65	$-	$8,904	$8,904

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

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of February 28, 2025:

			February 28, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,334	$4,334	$4,334	$-	$-
Corporate bonds	3,686	3,721	-	3,721	-
U.S. Treasury securities	7,836	7,899	-	7,899	-
Total	$15,856	$15,954	$4,334	$11,620	$-

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of November 30, 2024:

			November 30, 2024
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$11,304	$11,304	$11,304	$-	$-
Corporate bonds	2,950	2,968	-	2,968	-
U.S. Treasury securities	5,889	5,936	-	5,936	-
Total	$20,143	$20,208	$11,304	$8,904	$-

8.	INVESTMENT IN JOINT VENTURE

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

On August 19, 2024, the Company sold its 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned during the three months ended February 28, 2025 and outstanding as of February 28, 2025 and November 30, 2024, was not material. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers which expire on August 19, 2029.

In January 2023, the Company loaned $1.6 million to Byrna LATAM. The loan bore interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. Interest income related to the loan receivable was less than $0.1 million and $0.1 million for the three months ended February 28, 2025 and February 29, 2024 respectively. The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). On August 19, 2024, the loan was amended to fix the loan amount at $1,431,112 plus accrued interest of $203,373 for a total loan amount of $1,634,485. The loan bears an annual rate of interest of 5% per annum. The loan will be repaid in twelve equal installments starting on August 19, 2025. The loan receivable was recorded as loan to joint venture in the Consolidated Balance Sheets until the consummation of the LATAM Share Purchase Agreement at which time the Company recorded the current portion of the loan as part of Prepaid expenses and other current assets and the non-current portion is recorded as part of the Other assets on the Condensed Consolidated Balance Sheet as of February 28, 2025 and November 30, 2024.

9.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products.  The Company recorded advertising costs of approximately $4.0 million for the three months ended February 28, 2025, and $2.8 million for the three months ended February 29, 2024.

10.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

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

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three months ended February 28, 2025 and February 29, 2024 was immaterial.

The Company does not offer a money-back guarantee to dealers or retailers. These customers  may request a return or credit for unforeseen reasons or may have agreed discounts or allowances to be netted from amounts invoiced. Accordingly, the Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three months ended February 28, 2025 and February 29, 2024 was immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributers, large end-users such as retail stores, security companies, and law enforcement agencies.  Accounts receivable, net of allowances, was $2.9 million, $2.6 million and $2.9 million as of  February 28, 2025,  November 30, 2024, and  November 30, 2023, respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of February 28, 2025,  November 30, 2024, and November 30, 2023, the total allowance for credit losses recorded was less than $0.1 million, $0.3 million and $0.6 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended 3-year service warranty, as of  February 28, 2025 and  February 29, 2024 was $0.5 million and $2.7 million, respectively, and $1.8 million and $1.9 million as of  November 30, 2024 and 2023, respectively.

	February 28,	November 30,
	2025	2024
Deferred revenue balance, beginning of period	$1,808	$1,936
Net additions to deferred revenue during the period	16,155	66,120
Reductions in deferred revenue for revenue recognized during the period	(17,469)	(66,248)
Deferred revenue balance, end of period	494	1,808
Less current portion	483	1,791
Deferred revenue, non-current	$11	$17

Revenue Disaggregation

The following table presents disaggregation of the Company’s revenue by distribution channel (in thousands):

	Three Months Ended
	February 28,	February 29,
Distribution channel	2025	2024
Wholesale (dealer/distributors)	$6,029	$3,553
E-commerce (direct to consumers)	20,161	13,101
Total	$26,190	$16,654

11.	INVENTORY

The following table summarizes inventory (in thousands):

	February 28,	November 30,
	2025	2024
Raw materials	$10,872	$10,307
Work in process	3,575	3,433
Finished goods	8,735	6,232
Total	$23,182	$19,972

12.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	February 28,	November 30,
	2025	2024
Computer equipment and software	$804	$791
Furniture and fixtures	340	276
Leasehold improvements	1,473	1,048
Machinery and equipment	5,201	4,095
	7,818	6,210
Less: accumulated depreciation	3,167	2,802
Total	$4,651	$3,408

The Company recognized $0.4 million and $0.2 million in depreciation expense during the three months ended February 28, 2025 and February 29, 2024, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

At February 28, 2025 and November 30, 2024, the Company had deposits of $3.7 million and $2.7 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

13.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at February 28, 2025			Balance at November 30, 2024
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(1,042)	$2,913	$3,955	$(978)	$2,977
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(70)	—
Total		$4,385	$(1,112)	$3,273	$4,385	$(1,048)	$3,337

The trademarks have an indefinite life and are assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Total intangible assets amortization expense for the three months ended February 28, 2025 and February 29, 2024 were $0.1 million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of February 28, 2025 are as follows (in thousands):

Fiscal Year Ending November 30,
2025 (remaining nine months)	$192
2026	257
2027	257
2028	257
2029	257
Thereafter	1,693
Total	$2,913

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	February 28,	November 30,
	2025	2024
Trade payables	$8,272	$7,715
Accrued sales and use tax	436	570
Accrued personnel costs	1,974	4,193
Accrued professional fees	322	124
Other accrued liabilities	178	506
Total	$11,182	$13,108

15.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until the Company reaches the aggregate limit of $10 million for the repurchases under the program.  The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. No repurchases were made during the three months ended February 28, 2025. As of February 28, 2025, 0.3 million shares of common stock have been repurchased for $3.8 million.

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis. Total stock-based compensation expense was $0.8 million and $0.9 million for the three months ended February 28, 2025 and February 29, 2024, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Restricted Stock Units

During the three months ended February 28, 2025 the Company did not grant RSUs. During the three months ended February 29, 2024, the Company granted 600,000 of the RSU's with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs would be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs would be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs would be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. The Company granted 97,974 time-based RSU's during the three months ended February 29, 2024. Stock-based compensation expense for the RSUs for the three months ended February 28, 2025 and February 29, 2024 was $0.4 million and $0.5 million, respectively.

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSUs granted with a double trigger for the three months ended February 29, 2024 were as follows:

Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s Common Stock on date of grant	$6.03

As of  February 28, 2025, there was $2.0 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.4 years.

The following table summarizes the RSU activity during the three months ended February 28, 2025:

RSUs
Unvested and outstanding as of November 30, 2024	915,230
Granted	—
Settled	(97,197)
Forfeited	—
Unvested and outstanding at February 28, 2025	818,033

Of the 97,197 restricted units issued, 272 units were returned to the Company in exchange for the Company paying for the payroll withholding taxes. For the three months ended February 28, 2025, RSUs of 96,925, net, were issued.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.4 million and $0.4 million during the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025, there was $0.9 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.3 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model. The assumptions that the Company used to determine the grant-date fair value of stock options granted for the three months ended February 29, 2024 were as follows:

Risk free rate	4.10%
Expected dividends	$—
Expected volatility	75.75%
Expected life (in years)	6.5
Market price of the Company’s Common Stock on date of grant	$6.89

The following table summarizes option activity under the 2020 Plan during the three months ended February 28, 2025:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2024	1,241,839	$9.11
Granted	—	—
Exercised	(102,329)	9.16
Expired	(586)	1.90
Forfeited	—	—
Outstanding, February 28, 2025	1,138,924	$9.13
Exercisable, February 28, 2025	835,092	$9.49

Of the 102,329 shares issued upon exercise of options, 27,778 options were surrendered due to cashless exercise.

17.	EARNINGS PER SHARE

For the three months ended February 28, 2025 and February 29, 2024, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three months ended February 28, 2025. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Net income	$1,662	$17

Weighted-average number of shares used in computing net income per share, basic	22,587,099	22,035,249
Net income per share - basic	$0.07	$-
Weighted-average number of shares used in computing net income per share, diluted	24,098,635	22,838,827
Net income per share - diluted	$0.07	$-

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended February 28, 2025 and February 29, 2024:

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Weighted-average common shares outstanding- basic	22,587,099	22,035,249
Assumed conversion of:
Dilutive stock options	720,689	37,014
Dilutive RSUs	790,847	766,564
Weighted-average common share outstanding- diluted	24,098,635	22,838,827

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Options	—	1,130,166
RSUs	—	301,667
Total	—	1,431,833

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were a nominal amount for the three months ended February 28, 2025 and February 29, 2024.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were no sales to Bersa S.A. during the three months ended February 28, 2025 and February 29, 2024. Because of the divesture of the joint venture in August 2024 (see Note 8), Fusady is no longer considered a related party.

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

The Company leases office and warehouse space in South Africa. The Company has exercised its right to extend the lease for an additional year. The lease, which was originally set to expire in December 2024, was extended to December 2025.

The Company leased warehouse and manufacturing space in Fort Wayne, Indiana. The lease was to expire on July 31, 2025. Commencing in August 2022, the Company sub-leased the former Fort Wayne facility.  The amount received from the sub-lease was immaterial.  In March 2024, the Company terminated the lease and sublease.

Commencing in July 2024, the Company entered into a new operating lease for warehouse and retail office space located in Fort Wayne, Indiana. The lease term is for seven years, commencing on July 15, 2024 and expiring on July 14, 2029. As of February 28, 2025, the total right-of-use asset amounting to $0.3 million and the corresponding lease liability of $0.3 million are reflected in the Company's financial statements.

The Company also leases office space in Las Vegas, Nevada, which expires on January 31, 2027. The base rent is less than $0.1 million per month.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Salem, New Hampshire. The lease term is for seven years, commencing on August 22, 2024 and expiring on August 21, 2029. As of February 28, 2025, the total right-of-use asset amounting to $0.1 million and the corresponding lease liability of $0.1 million are reflected in the Company's financial statements.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Scottsdale, Arizona. The lease term is for ten years, commencing on August 27, 2024 and expiring on July 31, 2032. As of February 28, 2025, the total right-of-use asset amounting to $0.7 million and the corresponding lease liability of $0.6 million are reflected in the Company's financial statements.

Commencing in November 2024, the Company entered into a new operating lease for retail office space located in Franklin, Tennessee. The lease term is for five and a half years, commencing on November 1, 2024 and expiring on April 30, 2030. As of February 28, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.3 million are reflected in the Company's consolidated financial statements.

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

For the three months ended February 28, 2025, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	February 28, 2025	February 29, 2024
Lease Cost:
Operating lease cost	$181	$160
Short-term lease cost	19	-
Total lease cost	$200	$160

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$105	$169

Operating Leases:
Weighted-average remaining lease term (in years)		4.6
Weighted-average discount rate		8.0%

Future lease payments under non-cancelable operating leases as of February 28, 2025 are as follows (in thousands):

Fiscal Year Ending November 30,
2025 (nine months)	$555
2026	773
2027	669
2028	356
2029	266
Thereafter	387
Total lease payments	3,006
Less: imputed interest	471
Present value of operating lease liabilities	$2,535
Operating lease liabilities, current	$572
Operating lease liabilities, non-current	$1,963

20.	INCOME TAXES

For the three months ended February 28, 2025, the Company recorded $0.1 million of income tax expense. For the three months ended February 29, 2024, the Company recorded less than $0.1 million of income tax expense. For the three months ended February 28, 2025 and February 29, 2024, the effective tax rate was 6.4% and 0.0%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

21.	COMMITMENTS AND CONTINGENCIES

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

The tables below summarize the Company’s revenue for the three months ended February 28, 2025 and February 29, 2024, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
February 28, 2025	$24,168	$151	$1,329	$542	$26,190
February 29, 2024	$15,538	$63	$517	$536	$16,654

23.	FINANCIAL INSTRUMENTS

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

During the three months ended February 28, 2025, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand.  The Company recorded a translation adjustment loss of $0.1 million related to the South African rand during the three months ended February 28, 2025 and February 29, 2024, respectively.

The Company’s South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the U.S. dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the U.S. exchange rate, the impact on the income and stockholders’ equity is not material.

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

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of February 28, 2025, three of the Company's customers accounted for approximately 26% of total accounts receivable. As of November 30, 2024, two of the Company's customers accounted for approximately 36% of total accounts receivable.

The Company loaned $1.6 million to Byrna LATAM in January 2023 (see Note 8). The Company determines if an estimate for a credit loss on this loan is needed by considering the financial position of Byrna LATAM, the current economic environment, collections on our accounts receivable balances with Byrna LATAM, as well reasonable and supportable forecasts to support the payment of this loan.  The Company reviews these factors quarterly to determine if any adjustments are needed.

The Company’s marketable debt securities consist of U.S. Treasury Securities, and Corporate Bonds. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” "opportunity," "could," “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 7, 2025, as amended on March 31, 2025 (the “2024 10-K”), and the Company’s subsequent filings with the SEC, all of which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, restrictions or prohibitions imposed by advertising platforms, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or credit losses, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South America and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

RESULTS OF OPERATIONS

Three months ended February 28, 2025 as compared to three months ended February 29, 2024:

Net Revenue

Revenues were $26.2 million in the first fiscal quarter of 2025 which represents an increase of $9.5 million, or 57%, as compared to the prior year period revenues of $16.7 million.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and towards celebrity endorsers. Direct to customer sales, via Amazon and our website, which increased by $6.7 million, or 52%, from $12.8 million in the first fiscal quarter of 2024 to $19.5 million in the fiscal quarter of 2025.  Sales to domestic dealers and retailers also improved, increasing by 80% to $4.7 million from $2.6 million in the three months ended February 29, 2024. Sales to international markets increased from $1.3 million in the three months ended February 29, 2024 to $2.0 million in the three months ended February 28, 2025.

Cost of Goods Sold

Cost of goods sold was $10.3 million in the first fiscal quarter of 2025 compared to $7.0 million in the prior year period. This increase of $3.3 million, or 47%, is primarily due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $15.9 million in the first fiscal quarter of 2025, or 60.8% of net revenue, as compared to gross profit of approximately $9.6 million, or 57.9% of net revenue, in the prior year period. The majority of the increase was driven by volume, resulting from heightened demand linked to marketing initiatives and channel growth. This was further supported by higher absorption of fixed costs due to increased production volume and a reduced reliance on price discounts for sales promotions.

Operating Expenses

Operating expenses were $14.2 million in the first fiscal quarter of 2025, an increase of $4.4 million, as compared to the prior year period expenses of $9.8 million.  The increase is due to an increase of $1.3 million in marketing expenses, an increase of $1.2 million in variable expenses, which increase in proportion to sales volume, an increase of $1.1 million in employee compensation costs.

Other Income (Expense)

We recorded $0.1 million of foreign currency transaction loss during the three months ended February 28, 2025 and February 29, 2024. We recorded $0.2 million of interest income during the three months ended February 28, 2025 compared to $0.3 million in the three months ended February 29, 2024.

Income Tax Provision

For the three months ended February 28, 2025 and February 29, 2024, we recorded less than $0.1 million of income tax expense. For the three months ended February 28, 2025 and February 29, 2024, the effective tax rate was 6.4% and 0.0%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

Net Income

Net income was $1.7 million for the three months ended February 28, 2025, an improvement of $1.7 million compared to less than $0.1 million for the three months ended February 29, 2024.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income as reported in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, (v) impairment loss and (vi) one-time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Net income	$1,662	$17

Adjustments:
Interest income	(186)	(280)
Income tax expense	140	—
Depreciation and amortization	185	338
Non-GAAP EBITDA	1,801	75

Stock-based compensation expense	840	938
Severance/Officer recruiting	130	163
Non-GAAP adjusted EBITDA	$2,771	$1,176

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of February 28, 2025 totaled $7.7 million, a decrease of $9.1 million from $16.8 million of cash and cash equivalents as of November 30, 2024.

Operating Activities

Cash used in operating activities was $3.8 million for the three months ended February 28, 2025 compared to cash provided by operations of $3.9 million during the prior year period. Net income was $1.7 million compared to less than $0.1 million for the three months ended February 28, 2025 and February 29, 2024, respectively. Cash outlays for operating activities are typically higher in the first quarter of the year. The Company expects to generate cash in subsequent quarters of the fiscal year. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expenses of $0.8 million for the three months ended February 28, 2025 compared to $0.9 million for the three months ended February 29, 2024; depreciation and amortization expense of $0.4 million for the three months ended February 28, 2025 compared to $0.3 million for the three months ended February 29, 2024.

Inventory increased during the three months ended February 28, 2025 by $3.2 million compared to a decrease of $1.8 million for the three months ended February 29, 2024.  Accounts receivable increased by $0.3 million during the three months ended February 28, 2025 as compared to a decrease of $1.4 million for the three months ended February 29, 2024.  Accounts payable and accrued liabilities decreased during the three months ended February 28, 2025 by $1.9 million compared to a decrease of $1.0 million for the three months ended February 29, 2024. Prepaid expenses and other current assets increased by $0.5 million during the three months ended February 28, 2025 compared to an increase of $0.3 million during the three months ended February 29, 2024. Operating lease liabilities decreased by $0.1 million during the three months ended February 28, 2025 compared to a decrease of $0.1 million during the three months ended February 29, 2024. Deferred revenues decreased $1.3 million during the three months ended February 28, 2025 compared to an increase of $0.7 million for the three months ended February 29, 2024. Inventory is expected to increase in preparation for the commercial release of the Company's new compact launcher product.

Investing Activities

Cash used in investing activities was $5.3 million for the three months ended February 28, 2025 compared to $0.1 million for the three months ended February 29, 2024. The prior year period investing activities primarily relates to the purchases of property and equipment while the current period relates to purchases of property and equipment and marketable securities. Capital expenditures were higher than typical in the first quarter of the fiscal year due to the build out of retail stores and new ammunition manufacturing facility. Capital expenditures may continue to be elevated in the second quarter of the fiscal year but are expected to decrease in the third and fourth quarters of the current fiscal year.

Financing Activities

Cash provided by financing activities was less than $0.1 million for the three months ended February 28, 2025 compared to less than $0.1 million for the three months ended February 29, 2024. The current year amount was primarily composed of proceeds from stock option exercises and taxes paid on issuances of restricted stock units. The prior year amount was primarily composed of proceeds from stock option exercises. The Company requires significant capital to meet its obligations as they become due. Throughout the next twelve months, the Company intends to fund its operations primarily from the funds raised through its operations. The Company may pursue secondary equity offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2024 10-K. During the three months ended February 28, 2025, there were no significant changes to our critical accounting policies from those described in our 2024 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2025 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s CEO and CFO concluded with reasonable assurance, that as of February 28, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the SEC on February 7, 2025, as amended on March 31, 2025.  There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  There were no repurchases of shares of our Common Stock under the Stock Buyback Program during the three months ended February 28, 2025.  See Note 14 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended February 28, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
4.1	Byrna Technologies Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 7, 2025).
10.2	Separation Agreement between Byrna Technologies Inc. and David North, dated June 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
10.3	Consulting Agreement between Byrna Technologies Inc. and David North, dated June 19, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: April 10, 2025		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	President and Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: April 10, 2025		/s/ Laurilee Kearnes
	Name:	Laurilee Kearnes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)