Form 10-Q
period 2025-05-31
Byrna Technologies Inc.
filed 2025-07-10
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of July 10, 2025, the Company had 22,703,814 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	May 31,	November 30,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,001	$16,829
Accounts receivable, net	6,536	2,630
Inventory, net	32,286	19,972
Prepaid expenses and other current assets	3,931	2,623
Marketable debt securities	5,984	8,904
Total current assets	55,738	50,958
LONG TERM ASSETS
Deposits for equipment	1,981	2,665
Right-of-use-asset, net	2,262	2,452
Property and equipment, net	6,844	3,408
Intangible assets, net	3,215	3,337
Goodwill	2,258	2,258
Deferred tax asset	4,797	5,837
Other assets	355	1,007
TOTAL ASSETS	$77,450	$71,922

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,377	$13,108
Operating lease liabilities, current	652	539
Deferred revenue, current	335	1,791
Total current liabilities	15,364	15,438
LONG TERM LIABILITIES
Deferred revenue, non-current	15	17
Operating lease liabilities, non-current	1,935	2,098
Total liabilities	17,314	17,553

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,197,613 shares issued and 22,678,469 shares outstanding as of May 31, 2025, and 25,010,976 shares issued and 22,495,759 outstanding as of November 30, 2024	25	25
Additional paid-in capital	134,739	133,029
Treasury stock (2,519,144 and 2,515,217 shares purchased as of May 31, 2025 and November 30, 2024, respectively)	(21,308)	(21,253)
Accumulated deficit	(52,694)	(56,783)
Accumulated other comprehensive loss	(626)	(649)

Total Stockholders’ Equity	60,136	54,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,450	$71,922

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Net revenue	$28,505	$20,269	$54,695	$36,923
Cost of goods sold	10,941	7,709	21,207	14,724
Gross profit	17,564	12,560	33,488	22,199
Operating expenses	14,238	10,647	28,466	20,450
INCOME FROM OPERATIONS	3,326	1,913	5,022	1,749
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(135)	(220)	(215)	(279)
Interest income	116	323	303	604
Income from joint venture	-	62	-	20
Other income	18	2	17	3
INCOME BEFORE INCOME TAXES	3,325	2,080	5,127	2,097
Income tax provision	(898)	(3)	(1,038)	(3)
NET INCOME	2,427	2,077	4,089	2,094

Foreign exchange translation adjustment	76	144	(54)	29
Unrealized gain on marketable debt securities	17	-	77	-
COMPREHENSIVE INCOME	$2,520	$2,221	$4,112	$2,123

Basic net income per share	$0.11	$0.09	$0.18	$0.09
Diluted net income per share	$0.10	$0.09	$0.17	$0.09

Weighted-average number of common shares outstanding - basic	22,668,546	22,728,500	22,628,270	22,383,769
Weighted-average number of common shares outstanding - diluted	23,951,297	23,731,076	24,021,948	22,942,530

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$4,089	$2,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,562	1,796
Depreciation and amortization	999	675
Amortization of debt issuance costs	—	4
Operating lease costs	368	332
Income from joint venture	—	(20)
Deferred tax provision	1,040	—
Changes in assets and liabilities:
Accounts receivable	(3,906)	1,310
Deferred revenue	(1,458)	(483)
Inventory	(12,314)	(1,610)
Prepaid expenses and other current assets	(592)	(910)
Other assets	(64)	—
Accounts payable and accrued liabilities	1,269	3,049
Operating lease liabilities	(228)	(362)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,235)	5,875

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,581)	(693)
Proceeds from sale of marketable debt securities	2,997	—
Acquisition of Federal Firearms License	(6)	—
NET CASH USED IN INVESTING ACTIVITIES	(590)	(693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	234	128
Repurchase of common stock	(55)	(253)
Payment of taxes withheld on issuance of restricted stock units	(86)	(800)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	93	(925)
Effects of foreign currency exchange rate changes	(96)	33
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(9,828)	4,290
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,829	20,498
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,001	$24,788

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended May 31, 2025 and May 31, 2024

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, February 28, 2025	25,182,452	$25	$133,895	(2,515,217)	$(21,253)	$(55,121)	$(719)	$56,827
Stock-based compensation	—	—	722	—	—	—	—	722
Issuance of common stock pursuant to exercise of stock options	12,720	—	141	—	—	—	—	141
Issuance of common stock pursuant to vesting of restricted stock units	2,441	—	(19)	—	—	—	—	(19)
Repurchase of common stock	—	—	—	(3,927)	(55)	—	—	(55)
Net income	—	—	—	—	—	2,427	—	2,427
Unrealized gain on marketable securities	—	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	—	—	76	76
Balance, May 31, 2025	25,197,613	$25	$134,739	(2,519,144)	$(21,308)	$(52,694)	$(626)	$60,136

Balance, February 29, 2024	24,375,754	$24	$131,374	(2,165,987)	$(17,500)	$(69,558)	$(1,171)	$43,169
Stock-based compensation	—	—	858	—	—	—	—	858
Issuance of common stock pursuant to exercise of stock options	39,465	—	118	—	—	—	—	118
Issuance of common stock pursuant to vesting of restricted stock units	549,568	—	(800)	—	—	—	—	(800)
Repurchase of common stock	—	—	—	(21,905)	(253)	—	—	(253)
Net income	—	—	—	—	—	2,077	—	2,077
Foreign currency translation	—	—	—	—	—	—	144	144
Balance, May 31, 2024	24,964,787	$24	$131,550	(2,187,892)	$(17,753)	$(67,481)	$(1,027)	$45,313

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	$(56,783)	$(649)	$54,369
Stock-based compensation	—	—	1,562	—	—	—	—	1,562
Issuance of common stock pursuant to exercise of stock options	87,271	—	234	—	—	—	—	234
Issuance of common stock pursuant to vesting of restricted stock units	99,366	—	(86)	—	—	—	—	(86)
Repurchase of common shares	—	—	—	(3,927)	(55)	—	—	(55)
Net income	—	—	—	—	—	4,089	—	4,089
Unrealized gain on marketable securities	—	—	—	—	—	—	77	77
Foreign currency translation	—	—	—	—	—	—	(54)	(54)
Balance, May 31, 2025	25,197,613	$25	$134,739	(2,519,144)	$(21,308)	$(52,694)	$(626)	$60,136

Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Stock-based compensation	—	—	1,796	—	—	—	—	1,796
Issuance of common stock pursuant to exercise of stock options	207,432	—	128	—	—	—	—	128
Issuance of common stock pursuant to vesting of restricted stock units	589,341	—	(800)	—	—	—	—	(800)
Repurchase of common shares	—	—	—	(21,905)	(253)	—	—	(253)
Net income	—	—	—	—	—	2,094	—	2,094
Foreign currency translation	—	—	—	—	—	—	29	29
Balance, May 31, 2024	24,964,787	$24	$131,550	(2,187,892)	$(17,753)	$(67,481)	$(1,027)	$45,313

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended May 31, 2025 and 2024

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

From inception to May 31, 2025, the Company has incurred an accumulated deficit of approximately $52.7 million.  The Company has funded operations through the issuance of the Company's common stock par value $0.001 per share (“Common Stock”) until reaching profitability. The Company generated net income of $4.1 million for the six months ended May 31, 2025.  The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three and six months ended May 31, 2025 and 2024 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and six months ended May 31, 2025 and 2024, and its cash flows for the six months ended May 31, 2025 and May 31, 2024 are not necessarily indicative of results to be expected for the full year.

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

Accounting Pronouncements Issued but Not Adopted

The FASB issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and is to be applied retrospectively to all periods presented in the financial statements. The Company will reflect any needed changes in its annual financial statements for the year ended November 30, 2025, and believes the adoption of ASU 2023-07 will not have a material impact on the consolidated financial statements.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. This update is required to be effective for the Company for fiscal years beginning after December 15, 2024, which for the Company will be the year ended November 30, 2026. The Company is evaluating the effect that ASU 2023-09 will have on its financial statements and disclosures.

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01). This guidance focuses on the disaggregation of income statement expenses. This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for annual periods of fiscal years beginning after December 15, 2026, and interim periods in years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03 on its financial statement disclosures. While the Company anticipates that the adoption of this standard will require additional disclosures, it does not expect it to have a material impact on the Company's financial position or results of operations.

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

Marketable debt securities consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity and a component of total comprehensive income in the consolidated statements of operations and comprehensive income, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in net income and unrealized losses that are not credit related are recognized in accumulated other comprehensive income. For the three and six months ended May 31, 2025, there were realized gains on investments of $0.1 million. For the three and six months ended May 31, 2025, there were net unrealized gains on marketable debt securities of $0.1 million.

The following table summarizes our marketable securities and available-for-sale investments as of May 31, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$2,938	$47	$-	$2,985	$2,985
U.S. Treasury securities	2,969	30	-	$2,999	$2,999
Total	$5,907	$77	$-	$5,984	$5,984

	May 31, 2025
	Cost	Fair Value
Due within one year or less	$4,907	$4,980
Due after one year through five years	999	1,004
	$5,907	$5,984

The following table summarizes our marketable securities and available-for-sale investments as of November 30, 2024 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$2,950	$18	$-	$2,968	$2,968
U.S. Treasury securities	5,889	47	-	5,936	5,936
Total	$8,839	$65	$-	$8,904	$8,904

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

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of May 31, 2025:

			May 31, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$2,064	$2,064	$2,064	$-	$-
Corporate bonds	2,938	2,985	-	2,985	-
U.S. Treasury securities	2,969	2,999	-	2,999	-
Total	$7,971	$8,048	$2,064	$5,984	$-

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of November 30, 2024:

			November 30, 2024
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$11,304	$11,304	$11,304	$-	$-
Corporate bonds	2,950	2,968	-	2,968	-
U.S. Treasury securities	5,889	5,936	-	5,936	-
Total	$20,143	$20,208	$11,304	$8,904	$-

8.	INVESTMENT IN JOINT VENTURE

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM S.A. ("Byrna LATAM"), a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounted for the investment in the joint venture using the equity method since the Company did not have voting control of Byrna LATAM.  Additionally, the Company did not have substantive participating rights that would result in the Company having control of Byrna LATAM.

On August 19, 2024, the Company sold its 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned during the three and six months ended May 31, 2025 and outstanding as of May 31, 2025, was $0.8 million. The amount outstanding as of November 30, 2024, was not material. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers which expire on August 19, 2029.

In January 2023, the Company loaned $1.6 million to Byrna LATAM. The loan bore interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. Interest income related to the loan receivable was less than $0.1 million for the three and six months ended May 31, 2025 and 2024. The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. On August 19, 2024, the loan was amended to fix the loan amount at $1,431,112 plus accrued interest of $203,373 for a total loan amount of $1,634,485. The loan bears an annual rate of interest of 5% per annum. The loan will be repaid in twelve equal installments starting on August 19, 2024. The loan receivable was recorded as loan to joint venture in the Consolidated Balance Sheets until the consummation of the LATAM Share Purchase Agreement at which time the Company recorded the current portion of the loan as part of Prepaid expenses and other current assets and the non-current portion is recorded as part of the Other assets on the Condensed Consolidated Balance Sheet as of May 31, 2025 and November 30, 2024.

9.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products.  The Company recorded advertising costs of approximately $3.8 million and $7.9 million for the three and six months ended May 31, 2025, respectively. The Company recorded advertising costs of approximately $2.5 million and $5.3 million for the three and six months ended May 31, 2024, respectively.

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

During the second quarter of 2025, the Company offered a complimentary five-year extended warranty with the purchase of any launcher during the month of May. The Company determined the standalone selling price of the five-year extended warranty and, in accordance with ASC 606, allocated a portion of the total transaction price to the warranty using the relative standalone selling price method. The amount allocated to the five-year extended warranty is recorded as deferred revenue and is recognized on a straight-line basis over the five-year warranty period. Revenue related to the five-year extended warranty was immaterial.

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and six months ended May 31, 2025 and 2024 was immaterial.

The Company does not offer a money-back guarantee to dealers or retailers. These customers  may request a return or credit for unforeseen reasons or may have agreed discounts or allowances to be netted from amounts invoiced. Accordingly, the Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and six months ended May 31, 2025 and 2024 was immaterial.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and are recognized when the product is shipped to the customer.

Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

The Company has granted Byrna LATAM an exclusive license under the LATAM Licensing Agreement to manufacture, market, sell, and distribute Byrna products within specified territories. Under the LATAM Licensing Agreement, Byrna LATAM is authorized to use the Byrna® trademark and logo for marketing and sales of approved products, subject to the terms outlined in the LATAM Licensing Agreement. In consideration for these rights, Byrna LATAM is required to pay the Company a royalty fee based on quantities and values of licensed products manufactured. The Company recognizes revenue as the licensed products are manufactured as reported to the Company by Byrna LATAM. The LATAM Licensing Agreement establishes minimum revenue requirements for designated countries. There is no minimum guaranteed royalty fee unless otherwise stipulated by the minimum revenue provisions of the LATAM Licensing Agreement.

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies, and law enforcement agencies. Accounts receivable, net of allowances, was $6.5 million, $2.6 million and $2.9 million as of  May 31, 2025,  November 30, 2024, and  November 30, 2023, respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of May 31, 2025,  November 30, 2024, and November 30, 2023, the total allowance for credit losses recorded was less than $0.1 million, $0.3 million and $0.6 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended three-year and five-year service warranty, as of  May 31, 2025 and  May 31, 2024 was $0.4 million and $1.5 million, respectively, and $1.8 million and $1.9 million as of  November 30, 2024 and 2023, respectively.

	May 31,	November 30,
	2025	2024
Deferred revenue balance, beginning of period	$1,808	$1,936
Net additions to deferred revenue during the period	33,249	66,120
Reductions in deferred revenue for revenue recognized during the period	(34,707)	(66,248)
Deferred revenue balance, end of period	350	1,808
Less current portion	335	1,791
Deferred revenue, non-current	$15	$17

Revenue Disaggregation

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by distribution channel (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Distribution channel	2025	2024	2025	2024
Wholesale (dealer/distributors)	$11,465	$5,177	$17,494	$8,731
E-commerce (direct to consumers)	17,040	15,092	37,201	28,192
Total	$28,505	$20,269	$54,695	$36,923

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by revenue stream (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Revenue type	2025	2024	2025	2024
Product	$27,697	$20,269	$53,884	$36,923
Royalties	808	—	811	—
Total	$28,505	$20,269	$54,695	$36,923

11.	INVENTORY

The following table summarizes inventory (in thousands):

	May 31,	November 30,
	2025	2024
Raw materials	$18,375	$10,307
Work in process	3,823	3,433
Finished goods	10,088	6,232
Total	$32,286	$19,972

12.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	May 31,	November 30,
	2025	2024
Computer equipment and software	$817	$791
Furniture and fixtures	501	276
Leasehold improvements	2,028	1,048
Machinery and equipment	7,137	4,095
	10,483	6,210
Less: accumulated depreciation	3,639	2,802
Total	$6,844	$3,408

The Company recognized $0.9 million and $0.6 million in depreciation expense during the six months ended May 31, 2025 and May 31, 2024, respectively. The Company recognized $0.5 million and $0.3 million in depreciation expense during the three months ended May 31, 2025 and 2024, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

At May 31, 2025 and November 30, 2024, the Company had deposits of $2.0 million and $2.7 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

13.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at May 31, 2025			Balance at November 30, 2024
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(1,106)	$2,849	$3,955	$(978)	$2,977
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(70)	—
Federal Firearms License	3	6	—	6
Total		$4,391	$(1,176)	$3,215	$4,385	$(1,048)	$3,337

The trademarks have an indefinite life and are assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.  Total intangible assets amortization expense for the six months ended May 31, 2025 and May 31, 2024 were $0.1 million and $0.1 million, respectively. Total intangible assets amortization expense for the three months ended May 31, 2025 and 2024 were $0.1 million and less than $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of May 31, 2025 are as follows (in thousands):

Fiscal Year Ending November 30,
2025 (remaining six months)	$129
2026	259
2027	259
2028	258
2029	257
Thereafter	1,693
Total	$2,855

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	May 31,	November 30,
	2025	2024
Trade payables	$10,315	$7,715
Accrued sales and use tax	782	570
Accrued personnel costs	3,035	4,193
Accrued professional fees	226	124
Other accrued liabilities	19	506
Total	$14,377	$13,108

15.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until the Company reaches the aggregate limit of $10 million for the repurchases under the program.  The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the three and six months ended May 31, 2025, the Company repurchased 3,927 shares of common stock for $0.05 million. As of May 31, 2025, 353,157 shares of common stock have been repurchased for $3.8 million.

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased - March 2024	21,905	$253,003	$11.6
Shares purchased - August 2024	291,141	2,994,296	10.3
Shares purchased - September 2024	506	5,695	11.3
Shares purchased - October 2024	35,678	499,997	14.0
Shares purchased - April 2025	3,927	54,940	14.0
Total	353,157	$3,807,931	$10.8

16.	STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis. Total stock-based compensation expense was $1.6 million and $1.8 million for the six months ended May 31, 2025 and May 31, 2024, respectively.  Total stock-based compensation expense was $0.7 million and $0.9 million for the three months ended May 31, 2025 and May 31, 2024, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units

During the three months ended May 31, 2025, the Company granted performance-based restricted stock units (“PSUs”) to certain employees. The number of PSUs that may ultimately vest is contingent upon the achievement of specified GAAP revenue targets for the fiscal year 2026 performance period ( December 1, 2025 through November 30, 2026), as well as the participant’s continued employment through November 30, 2027. The actual number of shares that may be earned ranges from 0% to 200% of the target award, depending on the level of achievement of the performance goals. Any earned PSUs will vest on November 30, 2027, subject to continued service through such date. Compensation expense is recognized for PSUs only to the extent that it is probable the performance conditions will be achieved.

During the six months ended May 31, 2025 the Company granted 78,886 RSUs consisting of 46,400 time-based RSUs and 32,486 performance-based RSUs. During the six months ended May 31, 2024, the Company granted 600,000 of the RSUs with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs would be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs would be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs would be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. Stock-based compensation expense for the RSUs for the six months ended May 31, 2025 and May 31, 2024 was $0.9 million and $0.9 million, respectively. Stock-based compensation expense for the RSUs for the three months ended May 31, 2025 and May 31, 2024 was $0.5 million and $0.4 million, respectively.

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSUs granted with a double trigger for the six months ended May 31, 2024 were as follows:

Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s Common Stock on date of grant	$6.03

As of  May 31, 2025, there was $3.5 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.1 years.

The following table summarizes the RSU activity during the six months ended May 31, 2025:

RSUs
Unvested and outstanding as of November 30, 2024	915,230
Granted	78,886
Settled	(101,001)
Forfeited	(1,161)
Unvested and outstanding at May 31, 2025	891,954

Of the 101,001 RSUs that were settled during the six months ended May 31, 2025, 1,636 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes. For the six months ended May 31, 2025, RSUs of 99,366, net, were issued in connection with the settlement of RSUs.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.7 million and $0.9 million during the six months ended May 31, 2025 and May 31, 2024, respectively, and $0.3 million and $0.5 million for the three months ended May 31, 2025 and 2024, respectively. As of May 31, 2025, there was $0.6 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.3 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model. The assumptions that the Company used to determine the grant-date fair value of stock options granted for the six months ended May 31, 2024 were as follows:

Risk free rate	4.10%
Expected dividends	$—
Expected volatility	75.75%
Expected life (in years)	6.5
Market price of the Company’s Common Stock on date of grant	$6.89

The following table summarizes option activity under the 2020 Plan during the six months ended May 31, 2025:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2024	1,241,839	$9.11
Granted	—	—
Exercised	(115,050)	9.38
Expired	(586)	1.90
Forfeited	(16,667)	8.96
Outstanding, May 31, 2025	1,109,536	$9.11
Exercisable, May 31, 2025	900,201	$9.44

Of the 115,050 shares issued upon exercise of options, 27,777 options were surrendered due to cashless exercise.

17.	EARNINGS PER SHARE

For the three and six months ended May 31, 2025 and 2024, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended May 31, 2025 and 2024. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Net income	$2,427	$2,077	$4,089	$2,094

Weighted-average number of shares used in computing net income per share, basic	22,668,546	22,728,500	22,628,270	22,383,769
Net income per share - basic	$0.11	$0.09	$0.18	$0.09
Weighted-average number of shares used in computing net income per share, diluted	23,951,297	23,731,076	24,021,948	22,942,530
Net income per share - diluted	$0.10	$0.09	$0.17	$0.09

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended May 31, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Weighted-average common shares outstanding- basic	22,668,546	22,728,500	22,628,270	22,383,769
Assumed conversion of:
Dilutive stock options	588,289	315,374	659,644	117,374
Dilutive RSUs	694,462	687,202	734,034	441,387
Weighted-average common share outstanding- diluted	23,951,297	23,731,076	24,021,948	22,942,530

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024
Options	—	36,000	—	452,166
RSUs	64,972	—	64,972	224,513
Total	64,972	36,000	64,972	676,679

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were a nominal amount for the three and six months ended May 31, 2025 and 2024.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were sales of $0.1 million during the three and six months ended May 31, 2024. Because of the divesture of the joint venture in August 2024 (see Note 8), Fusady is no longer considered a related party.

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

Commencing in July 2024, the Company entered into a new operating lease for warehouse and retail office space located in Fort Wayne, Indiana. The lease term is for five years, commencing on July 15, 2024 and expiring on July 14, 2029. As of May 31, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.3 million are reflected in the Company's financial statements.

The Company also leases office space in Las Vegas, Nevada, which expires on January 31, 2027. The base rent is less than $0.1 million per month.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Salem, New Hampshire. The lease term is for five years, commencing on August 22, 2024 and expiring on August 21, 2029. As of May 31, 2025, the total right-of-use asset amounting to $0.1 million and the corresponding lease liability of $0.1 million are reflected in the Company's financial statements.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Scottsdale, Arizona. The lease term is for eight years, commencing on August 27, 2024 and expiring on July 31, 2032. As of May 31, 2025, the total right-of-use asset amounting to $0.6 million and the corresponding lease liability of $0.7 million are reflected in the Company's financial statements.

Commencing in November 2024, the Company entered into a new operating lease for retail office space located in Franklin, Tennessee. The lease term is for five and a half years, commencing on November 1, 2024 and expiring on April 30, 2030. As of May 31, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.3 million are reflected in the Company's consolidated financial statements.

Commencing in April 2025, the Company entered into another operating lease for office space located in Las Vegas, Nevada. The lease term is for three years, commencing on April 1, 2025 and expiring on April 30, 2028. As of May 31, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.2 million are reflected in the Company's consolidated financial statements.

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

For the three and six months ended May 31, 2025, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2025	May 31, 2025
Lease Cost:
Operating lease cost	$190	$370
Short-term lease cost	20	39
Total lease cost	$210	$409

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$135	$240
Operating lease liabilities arising from obtaining right-of-use assets	$178	$178

Operating Leases:
Weighted-average remaining lease term (in years)	4.3	4.3
Weighted-average discount rate	7.9%	7.9%

Future lease payments under non-cancelable operating leases as of May 31, 2025 are as follows (in thousands):

Fiscal Year Ending November 30,
2025 (six months)	$410
2026	840
2027	738
2028	386
2029	266
Thereafter	387
Total lease payments	3,027
Less: imputed interest	440
Present value of operating lease liabilities	$2,587
Operating lease liabilities, current	$652
Operating lease liabilities, non-current	$1,935

20.	INCOME TAXES

For the three months ended May 31, 2025, the Company recorded $0.9 million of income tax expense. For the three months ended  May 31, 2024, the Company recorded a nominal amount of income tax expense. For the three months ended May 31, 2025 and May 31, 2024, the effective tax rate was 23.3% and 0.1%, respectively. For the six months ended May 31, 2025, the Company recorded $1.0 million of income tax expense. For the six months ended May 31, 2024, the Company recorded a nominal amount of income tax expense. For the six months ended May 31, 2025 and May 31, 2024, the effective tax rate was 17.2% and 0.2%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

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

The tables below summarize the Company’s revenue for the three and six months ended May 31, 2025 and 2024, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2025	$25,038	$222	$2,932	$313	$28,505
May 31, 2024	$18,659	$41	$1,015	$554	$20,269

Six Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2025	$49,155	$381	$4,255	$904	$54,695
May 31, 2024	$34,197	$104	$1,532	$1,090	$36,923

23.	FINANCIAL INSTRUMENTS

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

During the six months ended May 31, 2025, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand.  The Company recorded a translation adjustment loss of $0.1 million and gain of $0.03 million related to the South African rand during the six months ended May 31, 2025 and May 31, 2024, respectively. The Company recorded a translation adjustment loss of approximately $0.1 million related to the South African rand during the three months ended May 31, 2025 and May 31, 2024

The Company’s South African subsidiary revenues, cost of goods sold, operating costs and capital expenditures are denominated in South African rand. Consequently, fluctuations in the U.S. dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the U.S. exchange rate, the impact on the income and stockholders’ equity is not material.

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

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of May 31, 2025, one of the Company's customers accounted for approximately 37% of total accounts receivable. As of November 30, 2024, two of the Company's customers accounted for approximately 36% of total accounts receivable.

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

On January 10, 2023, we created a new joint venture, Byrna LATAM, with Fusady S.A. ("Fusady") located in Uruguay, to expand our operations and presence in South American markets.  We held 51% of the stock in Byrna LATAM, and the remaining 49% of stock in Byrna LATAM was held by Fusady. Under the terms of the joint venture, we did not control the Byrna LATAM. On August 19, 2024 we sold our 51% ownership interest to Fusady for $1 and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM.  The LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay us a royalty on Byrna products manufactured.   The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers that expire August 19, 2029.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2025 as compared to three months ended May 31, 2024:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $28.5 million in the second fiscal quarter of 2025 which represents an increase of $8.2 million, or 40.6%, as compared to the prior year period revenues of $20.3 million.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and towards celebrity endorsers. Direct to customer sales, via Amazon and our website, increased by $1.8 million, or 12.2%, from $14.8 million in the second fiscal quarter of 2024 to $16.6 million in the same fiscal quarter of 2025. Sales to domestic dealers and retailers also improved, increasing by 121.1% to $8.4 million from $3.8 million in the three months ended May 31, 2024. Sales to international markets, including Canada, increased from $1.7 million in the three months ended May 31, 2024 to $2.8 million in the three months ended May 31, 2025. In addition, the Company recognized $0.8 million in royalty revenue related to the LATAM Licensing Agreement during the second fiscal quarter of 2025.

Cost of Goods Sold

Cost of goods sold was $10.9 million in the second fiscal quarter of 2025 compared to $7.7 million in the prior year period. This increase of $3.2 million, or 41.9%, is primarily due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $17.6 million in the second fiscal quarter of 2025, or 61.6% of net revenue, as compared to gross profit of approximately $12.6 million, or 62.0% of net revenue, in the prior year period. The decrease was primarily due to a shift in sales channel mix as a larger proportion of sales were generated through wholesale channels, which typically carry lower gross margins than our higher-margin ecommerce sales.

Operating Expenses

Operating expenses were $14.2 million in the second fiscal quarter of 2025, an increase of $3.6 million, as compared to the prior year period expenses of $10.6 million.  The increase is due to an increase of $1.3 million in marketing expenses, an increase of $0.7 million in variable expenses, which increase in proportion to sales volume, an increase of $1.0 million in employee compensation costs.

Other Income (Expense)

We recorded $0.1 million of foreign currency transaction loss during the three months ended May 31, 2025 compared to $0.2 million during the three months ended May 31, 2024. We recorded $0.1 million of interest income during the three months ended May 31, 2025 compared to $0.3 million in the three months ended May 31, 2024.

Income Tax Provision

For the three months ended May 31, 2025 and May 31, 2024, we recorded $0.9 million and a nominal amount of income tax expense, respectively. For the three months ended May 31, 2025 and May 31, 2024, the effective tax rate was 23.3% and 0.1%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

Net Income

Net income was $2.4 million for the three months ended May 31, 2025, an improvement of $0.3 million compared to $2.1 million for the three months ended May 31, 2024.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net income as reported in our Condensed Consolidated Statements of Operations and Comprehensive Income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, (v) impairment loss and (vi) one-time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Three Months Ended
	May 31,
	2025	2024
Net income	$2,427	$2,077

Adjustments:
Interest income	(116)	(323)
Income tax expense	898	3
Depreciation and amortization	252	165
Non-GAAP EBITDA	3,461	1,922

Stock-based compensation expense	723	858
Severance/Officer recruiting	116	—
Non-GAAP adjusted EBITDA	$4,300	$2,780

Six months ended May 31, 2025 as compared to six months ended May 31, 2024:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $54.7 million in the six months ended May 31, 2025 which represents an increase of $17.8 million, or 48.1%, as compared to the prior year period revenues of $36.9 million.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and towards celebrity endorsers. Direct to customer sales, via Amazon and our website, which increased by $8.5 million, or 30.9%, from $27.5 million in the first half of 2024 to $36.0 million in the first half of 2025.  Sales to domestic dealers and retailers also improved, increasing by 103.1% to $12.9 million from $6.4 million in the six months ended May 31, 2024. Sales to international markets, including Canada, increased from $3.0 million in the six months ended May 31, 2024 to $5.0 million in the six months ended May 31, 2025. In addition, the Company recognized $0.8 million in royalty revenue related to the LATAM Licensing Agreement during the first half of 2025.

Cost of Goods Sold

Cost of goods sold was $21.2 million in the first half of 2025 compared to $14.7 million in the prior year period. This increase of $6.5 million, or 44.0%, is primarily due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $33.5 million in the first half of 2025, or 61.2%of net revenue, as compared to gross profit of approximately $22.2 million, or 60.1% of net revenue, in the prior year period. The majority of the increase was driven by volume, resulting from heightened demand linked to marketing initiatives and channel growth. This was further supported by higher absorption of fixed costs due to increased production volume and a reduced reliance on price discounts for sales promotions.

Operating Expenses

Operating expenses were $28.5 million in the first half of 2025, an increase of $8.0 million, as compared to the prior year period expenses of $20.5 million. The increase is due to an increase of $2.5 million in marketing expenses, an increase of $1.9 million in variable expenses, which increase in proportion to sales volume, an increase of $2.2 million in employee compensation costs.

Other Income (Expense)

We recorded $0.2 million of foreign currency transaction loss during the first half of 2025 compared to $0.3 million during the first half of 2024. We recorded $0.3 million of interest income during the six months ended May 31, 2025 compared to $0.6 million in the six months ended May 31, 2024.

Income Tax Provision

For the six months ended May 31, 2025 and May 31, 2024, we recorded $1.0 million and $0.01 million of income tax expense, respectively. For the six months ended May 31, 2025 and May 31, 2024, the effective tax rate was 17.2% and 0.2%, respectively.  Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

Net Income

Net income was $4.1 million for the six months ended May 31, 2025, an improvement of $2.0 million compared to $2.1 million for the six months ended May 31, 2024.

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

Adjusted EBITDA

Adjusted EBITDA is defined as net income as reported in our Condensed Consolidated Statements of Operations and Comprehensive Income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest income (expense); (iv) stock-based compensation expense, (v) impairment loss and (vi) one-time, non-recurring other expenses or income. Our Adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Six Months Ended
	May 31,
	2025	2024
Net income (loss)	$4,089	$2,094

Adjustments:
Interest income	(303)	(604)
Income tax benefit	1,038	3
Depreciation and amortization	437	335
Non-GAAP EBITDA	5,261	1,828

Stock-based compensation expense	1,562	1,796
Severance/Separation	246	175
Non-GAAP adjusted EBITDA	$7,069	$3,799

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of May 31, 2025 totaled $7.0 million, a decrease of $9.8 million from $16.8 million of cash and cash equivalents as of November 30, 2024.

Operating Activities

Cash used in operating activities was $9.2 million for the six months ended May 31, 2025 compared to cash provided by operations of $5.9 million during the prior year period. Net income was $4.1 million compared to $2.1 million for the six months ended May 31, 2025 and May 31, 2024, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expenses of $1.6 million for the six months ended May 31, 2025, compared to $1.8 million for the six months ended May 31, 2024; depreciation and amortization expense of $1.0 million for the six months ended May 31, 2025 compared to $0.7 million for the six months ended May 31, 2024.

Inventory increased during the six months ended May 31, 2025 by $12.3 million compared to a increase of $1.6 million for the six months ended May 31, 2024.  Accounts receivable increased by $3.9 million during the six months ended May 31, 2025 as compared to a decrease of $1.3 million for the six months ended May 31, 2024.  Accounts payable and accrued liabilities increased during the six months ended May 31, 2025 by $1.3 million compared to a decrease of $3.0 million for the six months ended May 31, 2024. Prepaid expenses and other current assets increased by $0.6 million during the six months ended May 31, 2025 compared to an increase of $0.9 million during the six months ended May 31, 2024. Operating lease liabilities decreased by $0.2 million during the six months ended May 31, 2025 compared to a decrease of $0.4 million during the six months ended May 31, 2024. Deferred revenues decreased $1.5 million during the six months ended May 31, 2025 compared to a decrease of $0.5 million for the six months ended May 31, 2024.

Investing Activities

Cash used in investing activities was $0.6 million for the six months ended May 31, 2025 compared to $0.7 million for the six months ended May 31, 2024. The prior year period investing activities primarily relates to the purchases of property and equipment while the current period relates to purchases of property and equipment, acquisition of Federal Firearms Licenses, and proceeds from sale of marketable securities. Property and equipment increased during the six months ended May 31, 2025 by $3.6 million compared to a decrease of $0.7 million for the six months ended May 31, 2024. Marketable debt securities decreased during the six months ended May 31, 2025 by $2.9 million. There were no marketable debt securities held during the same period in the prior year. Capital expenditures were higher than typical in the first half of the fiscal year due to the build out of retail stores and new ammunition manufacturing facility. Capital expenditures are expected to decrease in the third and fourth quarters of the current fiscal year.

Financing Activities

Cash provided by financing activities was $0.1 million for the six months ended May 31, 2025 compared to cash used in financing activities of $0.9 million for the six months ended May 31, 2024. The current year amount was primarily composed of proceeds from stock option exercises of $0.2 million, taxes paid on issuances of restricted stock units of $0.1 million, and payments of $0.05 million for repurchases of common stock. The prior year amount was primarily composed of proceeds from stock option exercises of $0.1 million, stock repurchases of $0.3 million and taxes paid on issuances of restricted stock units of $0.8 million.

We require significant capital to meet our obligations as they become due. Throughout the next twelve months, we intend to fund our operations primarily from the funds raised through our operations. We may pursue secondary equity offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If we are required to raise capital to support our operations and are unable to secure additional funding, we may be forced to curtail or suspend our business plans.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2024 10-K. During the three and six months ended May 31, 2025, there were no significant changes to our critical accounting policies from those described in our 2024 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2025 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information that we are required to disclose in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO concluded with reasonable assurance, that as of May 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the second quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we occasionally becomes involved in various legal proceedings. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. In our opinion, at this time, any liability from such proceedings would not have a material adverse effect on our business or financial condition.

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

Tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries may impact our revenue and results of operations.

Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward internationally operating companies, and resulting tariffs, export controls, trade sanctions, sanctions blocking statutes, or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our business, and these can interfere with our expanding international sales, supply chain, production costs, customer relationships, and competitive position. For example, the current presidential administration has imposed tariffs on goods from a variety of countries. These tariffs currently affect a small portion of the components of our products that we import and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. We work closely with third parties who monitor, evaluate and keep us informed about the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and seek to implement strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants to seek to minimize product coming from China and other countries both in existing and new product development and select suppliers in low cost regions where tariff issues are less challenging. Notwithstanding these efforts, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. Further escalation of specific trade tensions, such as those between the United States and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We do business in emerging market jurisdictions, such as South Africa and South America, where economic, political and legal risks are heightened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the three months ended May 31, 2025, we repurchased 3,927 shares of common stock for $0.05 million. See Note 15 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

	Number of Shares	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
March 2025	—	$—	—	$6,500,000
April 2025	3,927	14.0	3,927	$6,445,000
May 2025	—	—	—	$6,445,000
Total	3,927	$14.0	3,927

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended  May 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Aggregate Number of
Shares of Common
		Character of	Stock to be Purchased		Other
		Trading	or Sold Pursuant to		Material	Date
Name & Title	Date Adopted	Arrangement (2)	Trading Arrangement	Duration (3)	Terms	Terminated
Northeast Industrial Partners LLP (1)	April 14, 2025	Rule 10b5-1 Trading Arrangement	Up to 100,000 shares to be sold	July 14, 2025 through July 14, 2026	N/A	N/A
Herbert Hughes	April 16, 2025	Rule 10b5-1 Trading Arrangement	Up to 15,000 shares to be sold	July 16, 2025 through July 16, 2026	N/A	N/A

1.

Bryan Ganz, ourChief Executive Officer and a member of our Board of Directors, is an indirect holder of shares held by Northeast Industrial Partners LLC and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.  The inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

2.

The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”), and complied with the then applicable requirements of the Rule at the time of adoption.

3.

Except as indicated by footnote and unless terminated or suspended, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. Each trading arrangement also provides for automatic expiration on the date on which the broker receives notice of the death of the applicable seller or of the commencement of any proceedings in respect of or triggered by the applicable seller’s bankruptcy or insolvency.

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

Byrna Technologies Inc.

Date: July 10, 2025		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	President and Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: July 10, 2025		/s/ Laurilee Kearnes
	Name:	Laurilee Kearnes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)