Form 10-Q
period 2025-08-31
Byrna Technologies Inc.
filed 2025-10-09
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of October 9, 2025, the Company had 22,725,515 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	August 31,	November 30,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,495	$16,829
Accounts receivable, net	8,872	2,630
Inventory, net	34,106	19,972
Prepaid expenses and other current assets	5,402	2,623
Marketable debt securities	2,501	8,904
Total current assets	57,376	50,958
LONG TERM ASSETS
Deposits for equipment	2,642	2,665
Right-of-use-assets, net	2,117	2,452
Property and equipment, net	6,780	3,408
Intangible assets, net	3,151	3,337
Goodwill	2,258	2,258
Deferred tax asset	4,187	5,837
Other assets	51	1,007
TOTAL ASSETS	$78,562	$71,922

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,698	$13,108
Operating lease liabilities, current	672	539
Deferred revenue, current	249	1,791
Total current liabilities	13,619	15,438
LONG TERM LIABILITIES
Deferred revenue, non-current	40	17
Operating lease liabilities, non-current	1,760	2,098
Total liabilities	15,419	17,553

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,214,110 shares issued and 22,694,966 shares outstanding as of August 31, 2025, and 25,010,976 shares issued and 22,495,759 outstanding as of November 30, 2024	25	25
Additional paid-in capital	135,480	133,029
Treasury stock (2,519,144 and 2,515,217 shares purchased as of August 31, 2025 and November 30, 2024, respectively)	(21,308)	(21,253)
Accumulated deficit	(50,459)	(56,783)
Accumulated other comprehensive loss	(595)	(649)

Total Stockholders’ Equity	63,143	54,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,562	$71,922

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
Net revenue	$28,179	$20,854	$82,874	$57,777
Cost of goods sold	11,257	7,842	32,464	22,566
Gross profit	16,922	13,012	50,410	35,211
Operating expenses	14,059	12,184	42,525	32,633
INCOME FROM OPERATIONS	2,863	828	7,885	2,578
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(91)	(103)	(305)	(381)
Interest income	97	281	400	883
Loss from joint venture	-	(62)	-	(42)
Other (loss) income	(6)	3	10	7
INCOME BEFORE INCOME TAXES	2,863	947	7,990	3,045
Income tax (provision) benefit	(628)	78	(1,666)	75
NET INCOME	2,235	1,025	6,324	3,120

Foreign exchange translation adjustment	82	381	27	410
Unrealized gain (loss) on marketable debt securities	(51)	-	27	-
COMPREHENSIVE INCOME	$2,266	$1,406	$6,378	$3,530

Basic net income per share	$0.10	$0.05	$0.28	$0.14
Diluted net income per share	$0.09	$0.04	$0.26	$0.14

Weighted-average number of common shares outstanding - basic	22,691,574	22,758,155	22,649,525	22,509,018
Weighted-average number of common shares outstanding - diluted	24,103,760	23,410,159	24,147,430	23,072,498

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	August 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$6,324	$3,120
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,297	2,615
Depreciation and amortization	1,617	1,113
Loss on disposal	607	—
Amortization of debt issuance costs	—	4
Operating lease costs	513	483
Loss from joint venture	—	42
Deferred tax provision	1,650	—
Changes in assets and liabilities:
Accounts receivable	(6,242)	817
Deferred revenue	(1,519)	(1,089)
Inventory	(14,134)	(5,907)
Prepaid expenses and other current assets	(1,857)	(1,199)
Other assets	34	—
Accounts payable and accrued liabilities	(410)	4,966
Operating lease liabilities	(383)	(486)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(11,503)	4,479

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,830)	(1,382)
Proceeds from sale of property and equipment	67
Proceeds from sale of marketable debt securities	6,352	—
Acquisition of Federal Firearms License	(6)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	583	(1,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	296	149
Repurchase of common stock	(55)	(3,247)
Payment of taxes withheld on issuance of restricted stock units	(142)	(826)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	99	(3,924)
Effects of foreign currency exchange rate changes	487	406
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(10,334)	(421)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,829	20,498
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,495	$20,077

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended August 31, 2025 and August 31, 2024

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, May 31, 2025	25,197,613	$25	$134,739	(2,519,144)	$(21,308)	$(52,694)	$(626)	$60,136
Stock-based compensation	—	—	734	—	—	—	—	734
Issuance of common stock pursuant to exercise of stock options	12,923	—	62	—	—	—	—	62
Issuance of common stock pursuant to vesting of restricted stock units	3,574	—	(55)	—	—	—	—	(55)
Net income	—	—	—	—	—	2,235	—	2,235
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(51)	(51)
Foreign currency translation	—	—	—	—	—	—	82	82
Balance, August 31, 2025	25,214,110	$25	$135,480	(2,519,144)	$(21,308)	$(50,459)	$(595)	$63,143

Balance, May 31, 2024	24,964,787	$24	$131,550	(2,187,892)	$(17,753)	$(67,481)	$(1,027)	$45,313
Stock-based compensation	—	—	819	—	—	—	—	819
Issuance of common stock pursuant to exercise of stock options	12,635	—	21	—	—	—	—	21
Issuance of common stock pursuant to vesting of restricted stock units	—	—	(26)	—	—	—	—	(26)
Repurchase of common stock	—	—	—	(291,141)	(2,994)	—	—	(2,994)
Net income	—	—	—	—	—	1,025	—	1,025
Foreign currency translation	—	—	—	—	—	—	381	381
Balance, August 31, 2024	24,977,422	$24	$132,364	(2,479,033)	$(20,747)	$(66,456)	$(646)	$44,539

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	$(56,783)	$(649)	$54,369
Stock-based compensation	—	—	2,297	—	—	—	—	2,297
Issuance of common stock pursuant to exercise of stock options	100,194	—	296	—	—	—	—	296
Issuance of common stock pursuant to vesting of restricted stock units	102,940	—	(142)	—	—	—	—	(142)
Repurchase of common stock	—	—	—	(3,927)	(55)	—	—	(55)
Net income	—	—	—	—	—	6,324	—	6,324
Unrealized gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	27	27
Balance, August 31, 2025	25,214,110	$25	$135,480	(2,519,144)	$(21,308)	$(50,459)	$(595)	$63,143

Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Stock-based compensation	—	—	2,615	—	—	—	—	2,615
Issuance of common stock pursuant to exercise of stock options	220,067	—	149	—	—	—	—	149
Issuance of common stock pursuant to vesting of restricted stock units	589,341	—	(826)	—	—	—	—	(826)
Repurchase of common shares	—	—	—	(313,046)	(3,247)	—	—	(3,247)
Net income	—	—	—	—	—	3,120	—	3,120
Foreign currency translation	—	—	—	—	—	—	410	410
Balance, August 31, 2024	24,977,422	$24	$132,364	(2,479,033)	$(20,747)	$(66,456)	$(646)	$44,539

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended August 31, 2025 and 2024

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company” or “Byrna”) is a technology company, specializing in next generation alternatives to traditional firearms without the risk of taking a life.  The Company's launchers can be used for self-defense and personal security by consumers in all 50 states without a firearms license, subject to local regulations. The Company also sells accessories, pepper sprays, and other personal safety tools. Most of the sales are to consumers in the United States via the Company's e-commerce site, its Amazon storefront, its four Company owned brick and mortar locations, and through retailers, including big box stores.  The Company's products also may be sold to private security and public security officers. Since 2020, the Company has not manufactured or sold any products to or for use by the military. The Company operates three manufacturing facilities: a 30,000 square foot facility located in Fort Wayne, Indiana; a 10,000 square foot facility located in Fort Wayne, Indiana; and a 20,000 square foot manufacturing facility located in Pretoria, South Africa. The facility in South Africa has ceased manufacturing operations during the third quarter of 2025.

2.	OPERATIONS AND MANAGEMENT PLANS

As of  August 31, 2025, the Company has incurred an accumulated deficit of approximately $50.5 million.  The Company has funded operations through the issuance of the Company's common stock par value $0.001 per share (“Common Stock”) until reaching profitability. The Company generated net income of $6.3 million for the nine months ended August 31, 2025.  The Company’s future success is dependent upon its ability to continue to raise sufficient capital or generate adequate revenues, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2025 and 2024 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.   All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and nine months ended August 31, 2025 and 2024, and its cash flows for the nine months ended August 31, 2025 and August 31, 2024 are not necessarily indicative of results to be expected for the full year.

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

Accounting Pronouncements Issued but Not Adopted

The FASB issued ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update will be effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and is to be applied retrospectively to all periods presented in the financial statements. The Company will reflect any needed changes in its annual financial statements for the year ended November 30, 2025, and believes the adoption of ASU 2023-07 will not have a material impact on the consolidated financial statements other than expanded disclosures.

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

In July 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-05, which addresses the measurement of credit losses for accounts receivable and contract assets. This update introduces a practical expedient that allows entities to assume that current conditions will remain unchanged until the maturity of the asset, simplifying the estimation of expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods thereafter, requiring prospective application to estimates of expected credit losses post-adoption. The Company is currently evaluating the impact that ASU 2025-05 will have on its financial statements and disclosures. While it is too early to determine the specific effects, the Company anticipates that the adoption may improve the relevance and usability of the financial information provided to users without having a material impact on its consolidated financial position or results of operations.

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

Marketable debt securities consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity and a component of total comprehensive income in the consolidated statements of operations and comprehensive income, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in net income and unrealized losses that are not credit related are recognized in accumulated other comprehensive income. For the three and nine months ended August 31, 2025, there were realized gains on investments of less than $0.1 million. For the three and nine months ended August 31, 2025, there were net unrealized gains on marketable debt securities of less than $0.1 million.

The following table summarizes our marketable securities and available-for-sale investments as of August 31, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$1,475	$20	$-	$1,495	$1,495
U.S. Treasury securities	999	7	-	1,006	1,006
Total	$2,474	$27	$-	$2,501	$2,501

	August 31, 2025
	Cost	Fair Value
Due within one year or less	$1,475	$1,495
Due after one year through five years	999	1,006
	$2,474	$2,501

The following table summarizes our marketable securities and available-for-sale investments as of November 30, 2024 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$2,950	$18	$-	$2,968	$2,968
U.S. Treasury securities	5,889	47	-	5,936	5,936
Total	$8,839	$65	$-	$8,904	$8,904

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

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of August 31, 2025:

			August 31, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$551	$551	$551	$-	$-
Corporate bonds	1,475	1,495	-	1,495	-
U.S. Treasury securities	999	1,006	-	1,006	-
Total	$3,025	$3,052	$551	$2,501	$-

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of November 30, 2024:

			November 30, 2024
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$11,304	$11,304	$11,304	$-	$-
Corporate bonds	2,950	2,968	-	2,968	-
U.S. Treasury securities	5,889	5,936	-	5,936	-
Total	$20,143	$20,208	$11,304	$8,904	$-

8.	INVESTMENT IN JOINT VENTURE

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

On August 19, 2024, the Company sold its 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned during the three and nine months ended August 31, 2025 and outstanding as of August 31, 2025, was $0.3 million and $1.1 million, respectively. The amount outstanding as of August 31, 2025 and November 30, 2024, was not material. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers which expire on August 19, 2029.

In January 2023, the Company loaned $1.6 million to Byrna LATAM. The loan bore interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. Interest income related to the loan receivable was less than $0.1 million for the three and nine months ended August 31, 2025 and 2024. The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. On August 19, 2024, the loan was amended to fix the loan amount at $1,431,112 plus accrued interest of $203,373 for a total loan amount of $1,634,485. The loan bears an annual rate of interest of 5% per annum. The loan is to be repaid in twelve equal monthly installments beginning on August 19, 2025. The loan receivable was recorded as loan to joint venture in the Consolidated Balance Sheets until the consummation of the LATAM Share Purchase Agreement at which time the Company recorded the current portion of the loan as part of Prepaid expenses and other current assets and the non-current portion is recorded as part of the Other assets on the Condensed Consolidated Balance Sheet as of August 31, 2025 and November 30, 2024. The loan amount outstanding as of August 31, 2025 was $1.6 million, all of which is recorded as part of Prepaid expenses in the consolidated balance sheet. The loan amount outstanding as of  November 30, 2024, was $1.7 million. $0.7 million was recorded as part of Prepaid expenses and $1.0 million was recorded as part of Other assets in the consolidated balance sheet.

9.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products.  The Company recorded advertising costs of approximately $4.0 million and $11.9 million for the three and nine months ended August 31, 2025, respectively. The Company recorded advertising costs of approximately $3.2 million and $8.6 million for the three and nine months ended August 31, 2024, respectively.

10.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

The Company generates most of its revenue through e-commerce portals to consumers, as well as wholesale distribution of its products and accessories to dealers/distributors and retail stores.  The Company also sells products to large end-users such as private security companies and law enforcement agencies.  The Company does not manufacture or sell any products regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives or for military applications. Revenue is recognized upon the transfer of control of goods to the customer, which occurs when the Company has satisfied its performance obligation by making the goods available to the customer’s designated carrier in accordance with the Company’s shipping terms. Under the Company’s standard terms, which are Ex-Works (EXW), title and risk of loss pass to the customer once the goods are picked, packed, and loaded into the carrier’s trailer at the Company’s facility and the order is marked as shipped in the Company’s ERP system. At that point, the Company has a present right to payment, the customer has obtained legal title, and the carrier—acting as the customer’s agent—has physical possession of the goods. Accordingly, revenue is recognized as of the date goods are loaded into the carrier’s trailer, regardless of when the carrier physically removes the trailer from the Company’s premises. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers, whereas new wholesale and large end-user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers. Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended 3-year warranty can be purchased separately from the product and is classified as a service warranty. Since a warranty for the first year after sale is included and non-separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company accumulates billings of these transactions on the balance sheet as deferred revenue, to be recognized on a straight-line basis during the second and third year after sale. The Company recognizes an estimated reserve for warranty based on its analysis of historical experience, and an evaluation of current market conditions.

During the second quarter of 2025, the Company offered a complimentary five-year extended warranty with the purchase of any launcher during the month of May. The Company determined the standalone selling price of the five-year extended warranty and, in accordance with ASC 606, allocated a portion of the total transaction price to the warranty using the relative standalone selling price method. The amount allocated to the five-year extended warranty is recorded as deferred revenue and is recognized on a straight-line basis over the five-year warranty period. Revenue related to the five and three-year extended warranty was immaterial.

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price and needs to be considered for any possible constraints. The Company estimates returns using the expected value method, as there will likely be a range of potential return amounts. The Company’s reserve for returns under the 14-day money back guarantee for the three and nine months ended August 31, 2025 and 2024 was immaterial. For customer purchases made through Amazon, certain Byrna products are designated as non-returnable, including Byrna launchers, CO₂ tubes, chemical irritant projectiles, and pepper sprays. All other Byrna accessories sold on Amazon are subject to Amazon’s standard return policy, which generally permits returns within 30 days of delivery. The Company evaluates expected returns from Amazon sales using the same expected value method applied to its direct-to-consumer sales. The Company’s reserve for Amazon-related returns for the three and nine months ended August 31, 2025 and 2024 was immaterial.

The Company does not offer a money-back guarantee to dealers or retailers. These customers  may request a return or credit for unforeseen reasons or may have agreed discounts or allowances to be netted from amounts invoiced. Accordingly, the Company reserves for returns, discounts and allowances based on past performance and on agreement terms and reports revenue net of the estimated reserve.  The Company's reserve for returns, discounts, and allowances for the three and nine months ended August 31, 2025 and 2024 was immaterial.

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

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies, and law enforcement agencies. Accounts receivable, net of allowances, was $8.9 million, $2.6 million and $2.9 million as of  August 31, 2025,  November 30, 2024, and  November 30, 2023, respectively. Accounts receivable also includes royalty receivables. The amount of royalty receivable included in accounts receivable was $1.1 million, not material, and nil as of  August 31, 2025,  November 30, 2024, and  November 30, 2023, respectively.

Allowance for Expected Credit Losses

The Company estimates the balance of its allowance for expected credit losses. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of August 31, 2025,  November 30, 2024, and November 30, 2023, the total allowance for credit losses recorded was less than $0.1 million, $0.3 million and $0.6 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended three-year and five-year service warranty, as of  August 31, 2025 and  August 31, 2024 was $0.3 million and $0.8 million, respectively, and $1.8 million and $1.9 million as of  November 30, 2024 and 2023, respectively.

	August 31,	November 30,
	2025	2024
Deferred revenue balance, beginning of period	$1,808	$1,936
Net additions to deferred revenue during the period	49,413	66,120
Reductions in deferred revenue for revenue recognized during the period	(50,932)	(66,248)
Deferred revenue balance, end of period	289	1,808
Less current portion	249	1,791
Deferred revenue, non-current	$40	$17

Revenue Disaggregation

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by distribution channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Distribution channel	2025	2024	2025	2024
Wholesale (dealer/distributors)	$11,530	$4,781	$29,653	$13,512
E-commerce (direct to consumers)	16,335	16,073	52,096	44,265
Royalties	314	—	1,125	—
Total	$28,179	$20,854	$82,874	$57,777

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by revenue stream (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Revenue type	2025	2024	2025	2024
Product	$27,865	$20,854	$81,749	$57,777
Royalties	314	—	1,125	—
Total	$28,179	$20,854	$82,874	$57,777

11.	INVENTORY

The following table summarizes inventory (in thousands):

	August 31,	November 30,
	2025	2024
Raw materials	$17,970	$10,307
Work in process	5,186	3,433
Finished goods	10,950	6,232
Total	$34,106	$19,972

12.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	August 31,	November 30,
	2025	2024
Computer equipment and software	$787	$791
Furniture and fixtures	628	276
Leasehold improvements	1,907	1,048
Machinery and equipment	7,503	4,095
	10,825	6,210
Less: accumulated depreciation	4,045	2,802
Total	$6,780	$3,408

The Company recognized $1.4 million and $0.9 million in depreciation expense during the nine months ended August 31, 2025 and August 31, 2024, respectively. The Company recognized $0.6 million and $0.4 million in depreciation expense during the three months ended August 31, 2025 and 2024, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

At August 31, 2025 and November 30, 2024, the Company had deposits of $2.6 million and $2.7 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

13.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at August 31, 2025			Balance at November 30, 2024
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(1,170)	$2,785	$3,955	$(978)	$2,977
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(70)	—
Federal Firearms License	3	6	(0)	6	—	—	—
Total		$4,391	$(1,240)	$3,151	$4,385	$(1,048)	$3,337

The trademarks have an indefinite life and are assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.  Total intangible assets amortization expense for the nine months ended August 31, 2025 and August 31, 2024 were $0.2 million and $0.1 million, respectively. Total intangible assets amortization expense was less than $0.1 million for the three months ended August 31, 2025 and 2024.

Estimated future amortization expense related to intangible assets as of August 31, 2025 are as follows (in thousands):

Fiscal Year Ending November 30,
2025 (remaining three months)	$65
2026	259
2027	259
2028	259
2029	259
Thereafter	1,690
Total	$2,791

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	August 31,	November 30,
	2025	2024
Trade payables	$8,540	$7,715
Accrued sales, use and income tax	556	570
Accrued personnel costs	3,216	4,193
Accrued professional fees	135	124
Other accrued liabilities	251	506
Total	$12,698	$13,108

15.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until the Company reaches the aggregate limit of $10 million for the repurchases under the program.  The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the nine months ended August 31, 2025, the Company repurchased 3,927 shares of common stock for $0.05 million. No shares were repurchased during the three months ended August 31, 2025. As of August 31, 2025, 353,157 shares of common stock have been repurchased for $3.8 million.

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis. Total stock-based compensation expense was $2.3 million and $2.6 million for the nine months ended August 31, 2025 and August 31, 2024, respectively.  Total stock-based compensation expense was $0.7 million and $0.8 million for the three months ended August 31, 2025 and August 31, 2024, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units

During the nine months ended August 31, 2025, the Company granted performance-based RSUs (“PSUs”) to certain employees. The number of PSUs that may ultimately vest is contingent upon the achievement of specified GAAP revenue targets for the fiscal year 2026 performance period ( December 1, 2025 through November 30, 2026), as well as the participant’s continued employment through November 30, 2027. The actual number of shares that may be earned ranges from 0% to 200% of the target award, depending on the level of achievement of the performance goals. Any earned PSUs will vest on November 30, 2027, subject to continued service through such date. Compensation expense is recognized for PSUs only to the extent that it is probable the performance conditions will be achieved. During the nine months ended August 31, 2025 the Company granted 120,830 RSUs consisting of 88,344 time-based RSUs and 32,486 PSUs. During the nine months ended August 31, 2024, the Company granted 600,000 PSUs with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs would be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs would be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs would be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. Stock-based compensation expense for the RSUs and PSUs for the nine months ended August 31, 2025 and August 31, 2024 was $1.4 million and $1.2 million, respectively. Stock-based compensation expense for the RSUs and PSUs for the three months ended August 31, 2025 and August 31, 2024 was $0.5 million and $0.4 million, respectively.

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSUs granted with a double trigger for the nine months ended August 31, 2024 were as follows:

Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s Common Stock on date of grant	$6.03

As of  August 31, 2025, there was $3.9 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.1 years.

The following table summarizes the RSU activity during the nine months ended August 31, 2025:

RSUs
Unvested and outstanding as of November 30, 2024	915,230
Granted	120,830
Settled	(106,001)
Forfeited	(7,246)
Unvested and outstanding at August 31, 2025	922,813

Of the 106,001 RSUs that were settled during the nine months ended August 31, 2025, 3,061 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes. For the nine months ended August 31, 2025, RSUs of 102,940, net, were issued in connection with the settlement of RSUs.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.9 million and $1.4 million during the nine months ended August 31, 2025 and August 31, 2024, respectively, and $0.2 million and $0.4 million for the three months ended August 31, 2025 and 2024, respectively. As of August 31, 2025, there was $0.4 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.2 years.

Stock Option Valuation

The fair value of stock options at the date of grant was estimated using the Black Scholes option pricing model. The assumptions that the Company used to determine the grant-date fair value of stock options granted for the nine months ended August 31, 2024 were as follows:

Risk free rate	4.10%
Expected dividends	$—
Expected volatility	75.75%
Expected life (in years)	6.5
Market price of the Company’s Common Stock on date of grant	$6.89

The following table summarizes option activity under the 2020 Plan during the nine months ended August 31, 2025:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2024	1,241,839	$9.11
Granted	—	—
Exercised	(137,001)	10.58
Expired	(586)	1.90
Forfeited	(16,667)	8.96
Outstanding, August 31, 2025	1,087,585	$8.96
Exercisable, August 31, 2025	878,250	$9.26

Of the 137,001 shares issued upon exercise of options, 36,807 options were surrendered due to cashless exercise.

17.	EARNINGS PER SHARE

For the three and nine months ended August 31, 2025 and 2024, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and nine months ended August 31, 2025 and 2024. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
Net income	$2,235	$1,025	$6,324	$3,120

Weighted-average number of shares used in computing net income per share, basic	22,691,574	22,758,155	22,649,525	22,509,018
Net income per share - basic	$0.10	$0.05	$0.28	$0.14
Weighted-average number of shares used in computing net income per share, diluted	24,103,760	23,410,159	24,147,430	23,072,498
Net income per share - diluted	$0.09	$0.04	$0.26	$0.14

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended August 31, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
Weighted-average common shares outstanding- basic	22,691,574	22,758,155	22,649,525	22,509,018
Assumed conversion of:
Dilutive stock options	679,720	135,886	657,234	113,617
Dilutive RSUs	732,465	516,118	840,670	449,863
Weighted-average common share outstanding- diluted	24,103,760	23,410,159	24,147,430	23,072,498

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
Options	—	437,666	—	437,666
RSUs	20,919	16,513	41,944	41,513
Total	20,919	454,179	41,944	479,179

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were a nominal amount for the three and nine months ended August 31, 2025 and 2024.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were sales of $0.1 million during the three and nine months ended August 31, 2024. Because of the divesture of the joint venture in August 2024 (see Note 8), Fusady is no longer considered a related party.

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

Commencing in July 2024, the Company entered into a new operating lease for warehouse and retail office space located in Fort Wayne, Indiana. The lease term is for five years, commencing on July 15, 2024 and expiring on July 14, 2029. As of August 31, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.2 million are reflected in the Company's financial statements.

The Company also leases office space in Las Vegas, Nevada, which expires on January 31, 2027. The base rent is less than $0.1 million per month.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Salem, New Hampshire. The lease term is for five years, commencing on August 22, 2024 and expiring on August 21, 2029. As of August 31, 2025, the total right-of-use asset amounting to $0.1 million and the corresponding lease liability of $0.1 million are reflected in the Company's financial statements.

Commencing in August 2024, the Company entered into a new operating lease for retail office space located in Scottsdale, Arizona. The lease term is for eight years, commencing on August 27, 2024 and expiring on July 31, 2032. As of August 31, 2025, the total right-of-use asset amounting to $0.6 million and the corresponding lease liability of $0.7 million are reflected in the Company's financial statements.

Commencing in November 2024, the Company entered into a new operating lease for retail office space located in Franklin, Tennessee. The lease term is for five and a half years, commencing on November 1, 2024 and expiring on April 30, 2030. As of August 31, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.3 million are reflected in the Company's consolidated financial statements.

Commencing in April 2025, the Company entered into another operating lease for office space located in Las Vegas, Nevada. The lease term is for three years, commencing on April 1, 2025 and expiring on April 30, 2028. As of August 31, 2025, the total right-of-use asset amounting to $0.2 million and the corresponding lease liability of $0.2 million are reflected in the Company's consolidated financial statements.

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

For the nine months ended August 31, 2025 and August 31, 2024, the elements of lease expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	August 31, 2025	August 31, 2024
Lease Cost:
Operating lease cost	$565	$459
Short-term lease cost	60	-
Total lease cost	$625	$459

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$395	$504
Operating lease liabilities arising from obtaining right-of-use assets	$178	$1,146

Operating Leases:
Weighted-average remaining lease term (in years)	4.1	4.6
Weighted-average discount rate	7.9%	8.3%

Future lease payments under non-cancelable operating leases as of August 31, 2025 are as follows (in thousands):

Fiscal Year Ending November 30,
2025 (three months)	$206
2026	840
2027	738
2028	386
2029	266
Thereafter	387
Total lease payments	2,823
Less: imputed interest	391
Present value of operating lease liabilities	$2,432
Operating lease liabilities, current	$672
Operating lease liabilities, non-current	$1,760

20.	INCOME TAXES

For the three months ended August 31, 2025, the Company recorded $0.6 million of income tax expense. For the three months ended  August 31, 2024, the Company recorded a nominal amount of income tax expense. For the three months ended August 31, 2025 and August 31, 2024, the effective tax rate was 20.6% and 0.1%, respectively. For the nine months ended August 31, 2025, the Company recorded $1.7 million of income tax expense. For the nine months ended August 31, 2024, the Company recorded $0.1 million of income tax benefit. For the nine months ended August 31, 2025 and August 31, 2024, the effective tax rate was 18.3% and 0.2%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law including provisions related to domestic research and development expenses and bonus depreciation, among others.  The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements and has included the estimated impact of items affecting its current tax period as part of its income tax expense computed for the quarter ending August 31, 2025.

21.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business, the Company may be involved in various legal actions and claims, including but not limited to product liability, consumer, commercial, tax, and governmental matters, which may arise from time to time. Currently, the Company is engaged in a number of legal proceedings; however, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss concerning loss contingencies for asserted legal and other claims. While the Company does not anticipate any adverse outcomes from these proceedings, legal actions inherently carry uncertainties, and an unfavorable ruling could result in monetary damages that may impact the Company’s business, financial position, results of operations, or cash flows. Although the Company maintains specific insurance coverage for certain risks, it may still face judgments or need to settle claims in the future that could have potential material adverse effects on its business, financial condition, or results of operations.

22.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

The CEO, who is also the Chief Operating Decision Maker, evaluates the entire business as a single entity, which includes reviewing financial information and making business decisions based on the overall results of the business. As such, the Company’s operations constitute a single operating segment and one reportable segment.

The tables below summarize the Company’s revenue for the three and nine months ended August 31, 2025 and 2024, respectively, by geographic region (in thousands):

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2025	$25,240	$998	$1,475	$466	$28,179
August 31, 2024	$19,264	$53	$812	$725	$20,854

Nine Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2025	$74,395	$1,379	$5,730	$1,370	$82,874
August 31, 2024	$53,462	$157	$2,344	$1,814	$57,777

23.	FINANCIAL INSTRUMENTS

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

During the nine months ended August 31, 2025, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities held in South African rand.  The Company recorded a translation adjustment gain of less than $0.1 million and $0.4 million related to the South African rand during the nine months ended August 31, 2025 and August 31, 2024, respectively. The Company recorded a translation adjustment gain of approximately $0.1 million and $0.4 million related to the South African rand during the three months ended August 31, 2025 and August 31, 2024.

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

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of August 31, 2025, two of the Company's customers accounted for approximately 32% of total accounts receivable. As of November 30, 2024, two of the Company's customers accounted for approximately 36% of total accounts receivable.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2025 as compared to three months ended August 31, 2024:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $28.2 million in the second fiscal quarter of 2025 which represents an increase of $7.3 million, or 35.1%, as compared to the prior year period revenues of $20.9 million. Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and towards celebrity endorsers. Direct to customer sales, via Amazon and our website, increased by $0.2 million, or 1.4%, from $16.1 million in the third fiscal quarter of 2024 to $16.3 million in the same fiscal quarter of 2025. Sales to domestic dealers and retailers also improved in the three months ended August 31, 2025, increasing by 155.2% to $8.7 million from $3.4 million in the three months ended August 31, 2024. Sales to international markets, including Canada, increased from $1.3 million in the three months ended August 31, 2024 to $2.9 million in the three months ended August 31, 2025. In addition, the Company recognized $0.3 million in royalty revenue related to the LATAM Licensing Agreement during the third fiscal quarter of 2025.

Cost of Goods Sold

Cost of goods sold was $11.3 million in the second fiscal quarter of 2025 compared to $7.8 million in the prior year period. This increase of $3.5 million, or 44.9%, is primarily due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $16.9 million in the third fiscal quarter of 2025, or 60.1% of net revenue, as compared to gross profit of approximately $13.0 million, or 62.4% of net revenue, in the prior year period. The decrease was primarily due to a shift in sales channel mix as a larger proportion of sales were generated through wholesale channels, which typically carry lower gross margins than our higher-margin ecommerce sales.

Operating Expenses

Operating expenses were $14.1 million in the third fiscal quarter of 2025, an increase of $1.9 million, as compared to the prior year period expenses of $12.2 million.  The increase is due to an increase of $0.8 million in marketing expenses, an increase of $0.8 million in variable expenses, which increase in proportion to sales volume, an increase of $0.3 million in employee compensation costs.

Other Income (Expense)

We recorded $0.1 million of foreign currency transaction loss during the three months ended August 31, 2025 compared to $0.1 million during the three months ended August 31, 2024. We recorded $0.1 million of interest income during the three months ended August 31, 2025 compared to $0.3 million in the three months ended August 31, 2024.

Income Tax Provision

For the three months ended August 31, 2025 and August 31, 2024, we recorded $0.6 million and a nominal amount of income tax expense, respectively. For the three months ended August 31, 2025 and August 31, 2024, the effective tax rate was 20.56% and 0.1%, respectively. Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

Net Income

Net income was $2.2 million for the three months ended August 31, 2025, an improvement of $1.2 million compared to $1.0 million for the three months ended August 31, 2024.

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

	For the Three Months Ended
	August 31,
	2025	2024
Net income	$2,235	$1,025

Adjustments:
Interest income	(97)	(281)
Income tax expense (benefit)	628	(78)
Depreciation and amortization	259	263
Non-GAAP EBITDA	3,025	929

Stock-based compensation expense	734	819
Severance/Officer recruiting	(36)	196
Non-GAAP adjusted EBITDA	$3,723	$1,944

Nine months ended August 31, 2025 as compared to nine months ended August 31, 2024:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $82.9 million in the nine months ended August 31, 2025 which represents an increase of $25.1 million, or 43.4%, as compared to the prior year period revenues of $57.8 million.  Most of the increase in revenue can be attributed to a new marketing strategy, implemented in September of 2023, shifting advertising efforts away from social media platforms and towards celebrity endorsers. Direct to customer sales, via Amazon and our website, which increased by $7.7 million, or 17.3%, from $44.4 million in the nine months ended August 31, 2024 to $52.1 million in the nine months ended August 31, 2025. Sales to domestic dealers and retailers also improved, increasing by 122.4% to $21.8 million from $9.8 million in the nine months ended August 31, 2024. Sales to international markets, including Canada, increased from $3.6 million in the nine months ended August 31, 2024 to $7.9 million in the nine months ended August 31, 2025. In addition, the Company recognized $1.1 million in royalty revenue related to the LATAM Licensing Agreement during the nine months ended August 31, 2025.

Cost of Goods Sold

Cost of goods sold was $32.5 million in the nine months ended August 31, 2025, compared to $22.6 million in the prior year period. This increase of $9.9 million, or 43.9%, is primarily due to the increase in sales volumes.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $50.4 million in the nine months ended August 31, 2025, or 60.8% of net revenue, as compared to gross profit of approximately $35.2 million, or 60.9% of net revenue, in the prior year period. The decrease was primarily due to a shift in sales channel mix as a larger proportion of sales were generated through wholesale channels, which typically carry lower gross margins than our higher-margin ecommerce sales.

Operating Expenses

Operating expenses were $42.5 million in the nine months ended August 31, 2025, an increase of $9.9 million, as compared to the prior year period expenses of $32.6 million. The increase is due to an increase of $3.3 million in marketing expenses, an increase of $2.7 million in variable expenses, which increase in proportion to sales volume, and an increase of $2.4 million in employee compensation costs.

Other Income (Expense)

We recorded $0.3 million of foreign currency transaction loss during the nine months ended August 31, 2025, compared to $0.4 million during the nine months ended August 31, 2024. We recorded $0.4 million of interest income during the nine months ended August 31, 2025, compared to $0.9 million in the nine months ended August 31, 2024.

Income Tax Provision

For the nine months ended August 31, 2025 and August 31, 2024, we recorded $1.7 million of income tax expense and $0.1 million of income tax benefit, respectively. For the nine months ended August 31, 2025 and August 31, 2024, the effective tax rate was 18.3% and 0.2%, respectively. Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, effects of permanent non-deductible expenses, and other effects.

Net Income

Net income was $6.3 million for the nine months ended August 31, 2025, an improvement of $3.2 million compared to $3.1 million for the nine months ended August 31, 2024.

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

	For the Nine Months Ended
	August 31,
	2025	2024
Net income (loss)	$6,324	$3,120

Adjustments:
Interest income	(400)	(883)
Income tax expense (benefit)	1,666	(75)
Depreciation and amortization	696	1,113
Non-GAAP EBITDA	$8,286	3,275

Stock-based compensation expense	2,297	2,615
Severance/Separation	210	431
Non-GAAP adjusted EBITDA	$10,793	$6,321

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of August 31, 2025 totaled $6.5 million, a decrease of $10.3 million from $16.8 million of cash and cash equivalents as of November 30, 2024.

Operating Activities

Cash used in operating activities was $11.5 million for the nine months ended August 31, 2025 compared to cash provided by operations of $4.5 million during the prior year period. Net income was $6.3 million compared to $3.1 million for the nine months ended August 31, 2025 and August 31, 2024, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expense of $2.3 million for the nine months ended August 31, 2025, compared to $2.6 million for the nine months ended August 31, 2024; depreciation and amortization expense of $1.6 million for the nine months ended August 31, 2025, compared to $1.1 million for the nine months ended August 31, 2024; and a loss on disposal of fixed assets of $0.6 million for the nine months ended August 31, 2025 compared to less than $0.1 million for the nine months ended August 31, 2024. In addition to the non-cash activities mentioned above, the Company recognized a deferred tax asset of $1.7 million for the nine months ended August 31, 2025, compared to less than $0.1 million for the nine months ended August 31, 2024.

Inventory increased during the nine months ended August 31, 2025 by $14.1 million compared to a increase of $5.9 million for the nine months ended August 31, 2024.  Accounts receivable increased by $6.2 million during the nine months ended August 31, 2025 as compared to a decrease of $0.8 million for the nine months ended August 31, 2024. Accounts payable and accrued liabilities decreased during the nine months ended August 31, 2025 by $0.4 million compared to an increase of $5.0 million for the nine months ended August 31, 2024. Prepaid expenses and other current assets increased by $1.9 million during the nine months ended August 31, 2025 compared to an increase of $1.2 million during the nine months ended August 31, 2024. Operating lease liabilities decreased by $0.4 million during the nine months ended August 31, 2025 compared to a decrease of $0.5 million during the nine months ended August 31, 2024. Deferred revenues decreased $1.5 million during the nine months ended August 31, 2025 compared to a decrease of $1.1 million for the nine months ended August 31, 2024.

Investing Activities

Cash provided by investing activities was $0.6 million for the nine months ended August 31, 2025 compared to $1.4 million cash used for the nine months ended August 31, 2024. The prior year period investing activities primarily relates to the purchases of property and equipment while the current period relates to purchases of property and equipment, acquisition of Federal Firearms Licenses, and proceeds from sale of marketable securities. Property and equipment increased during the nine months ended August 31, 2025 by $4.6 million compared to an increase of $1.4 million for the nine months ended August 31, 2024. Proceeds from the sale of property and equipment during the nine months ended August 31, 2025, was $0.1 million compared to less than $0.1 million for the nine months ended August 31, 2024. Marketable debt securities decreased during the nine months ended August 31, 2025 by $6.4 million. There were no marketable debt securities held during the same period in the prior year. Capital expenditures were higher than typical in the first half of the fiscal year due to the build out of retail stores and new ammunition manufacturing facility. Capital expenditures are expected to decrease in the fourth quarter of the current fiscal year.

Financing Activities

Cash provided by financing activities was $0.1 million for the nine months ended August 31, 2025 compared to cash used in financing activities of $3.9 million for the nine months ended August 31, 2024. The current year amount was primarily composed of proceeds from stock option exercises of $0.3 million, taxes paid on issuances of restricted stock units of $0.1 million, and payments of $0.1 million for repurchases of common stock. The prior year amount was primarily composed of proceeds from stock option exercises of $0.1 million, stock repurchases of $3.2 million and taxes paid on issuances of restricted stock units of $0.8 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2024 10-K. During the three and nine months ended August 31, 2025, there were no significant changes to our critical accounting policies from those described in our 2024 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2025 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO concluded with reasonable assurance, that as of August 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the third quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we occasionally become involved in various legal proceedings. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. In our opinion, at this time, any liability from such proceedings would not have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the SEC on February 7, 2025, as amended on March 31, 2025. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

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

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the three months ended August 31, 2025, no shares of common stock were repurchased. See Note 15 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended  August 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Aggregate Number of
Shares of Common
		Character of	Stock to be Purchased		Other
		Trading	or Sold Pursuant to		Material	Date
Name & Title	Date Adopted	Arrangement (2)	Trading Arrangement	Duration (3)	Terms	Terminated
Luan Pham (1)	July 14, 2025	Rule 10b5-1 Trading Arrangement	Up to 142,661 shares to be sold	January 5, 2026 through December 21, 2026	N/A	N/A

1.

Bryan Ganz, our Chief Executive Officer and a member of our Board of Directors, is an indirect holder of shares held by Northeast Industrial Partners LLC and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.  The inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

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

Byrna Technologies Inc.

Date: October 9, 2025		/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	President and Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: October 9, 2025		/s/ Laurilee Kearnes
	Name:	Laurilee Kearnes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)