Form 10-K
period 2025-11-30
Byrna Technologies Inc.
filed 2026-02-05
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 31, 2025) was approximately $406,511,947 based upon a share valuation of $26.66 per share.

As of February 5, 2026, the Company had 25,309,866 issued and 22,671,283 outstanding shares of common stock.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements in this Report, other than statements of historical fact, including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Forward-looking statements are also subject to risks and uncertainties related to regulatory classification, enforcement discretion, evolving public sentiment, and changes in laws or interpretations affecting less-lethal security products. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

Forward-looking statements include, but are not limited to, statements about:

●	the impact of any regulatory proceedings or litigation;
●	our ability to protect our intellectual property and compete with existing and new products;
●	the impact of stock compensation expense, dividends and related accounting, impairment expense and income tax expense on our financial results;
●	our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins;
●	our ability to recruit, retain and incentivize key management personnel;
●	our ability to design, manufacture, market and sell new products and product lines;
●	our ability to integrate the operations and product lines of companies that we acquire;
●	risks related to product defects;
●	the success of our entry into new markets;
●	customer purchase behavior and negative media publicity or public perception of our brand or products;
●

risks related to any loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third-party cloud based storage providers;

●	exposure to international operational risks;
●	risks related to delayed cash collections or bad debt; and
●

risks related to determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the U.S. Bureau of Alcohol, Tobacco, and Firearms ("ATF"), import and export regulators, and other federal or state authorities, or changes to the law in key international jurisdictions including Canada and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

In this Report, unless otherwise specified, all references to “common stock” refer to our common stock, par value $0.001 per share.

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

PART I

ITEM 1. BUSINESS

Overview

We are a less‑lethal self‑defense technology company specializing in innovative, next‑generation solutions for security situations that do not require the use of lethal force. Our mantra is Live Safe®, and our core mission is to empower people to safely embrace life. We seek to fulfill our mission by developing easy‑to‑use self‑defense tools that are designed to allow people to live more safely. We are also focused on providing law enforcement and private security customers with less‑lethal alternatives to firearms that are intended to reduce the use of lethal force and facilitate trust within the communities they serve.

Since 2023, the Company has modernized its product line, diversified its distribution channels, and implemented technology‑driven marketing tools that significantly expand reach and brand engagement. In 2024 and 2025, Byrna launched the Byrna CL™ (Compact Launcher), expanded its law‑enforcement‑grade Byrna LE™ and LE PRO™ product lines, deployed a proprietary AI‑assisted advertising platform, expanded retail distribution through Sportsman’s Warehouse and other partners, and opened additional Byrna‑branded retail locations. The Company also established Byrna Technologies Canada, a wholly owned subsidiary supporting regulatory compliance, warehousing, marketing, and sales for the Canadian market.

Our product portfolio includes:

●

handheld personal security devices and shoulder-fired launchers designed for use by consumers and professional security customers without the need for a background check or firearms license in most U.S. jurisdictions;

●	a line of projectiles that are fired by Byrna devices, including chemical irritant, kinetic and inert rounds;

●	a line of self-defense aerosol products, including Byrna Bad Guy Repellent™; and

●	accessories and related safety products, including the Byrna Banshee™, Byrna Shield™, compressed carbon dioxide (CO2) canisters, sighting systems, holsters and Byrna-branded apparel.

Our Byrna personal security devices are powerful and effective less-lethal self-defense devices that are powered by CO2 and fire .68 caliber spherical kinetic and chemical irritant projectiles that are designed to disable a threat from a standoff distance of up to approximately 60 feet, depending on the launcher and the projectile used. We have designed our Byrna devices to function as a platform that can be enhanced, upgraded and customized in a modular fashion with our accessory products. Only Byrna projectiles are approved for use with Byrna launchers, which creates the potential for recurring sales of consumable products.

Our products are sold in both the consumer and security professional markets. In the consumer market, our solutions are designed to provide ordinary civilians with an effective, less-lethal tool to disable, disarm and deter would-be assailants and to escape harm’s way. In the professional market, our products are designed to provide domestic and international law enforcement agencies, corrections and custodial officers, private security professionals, private investigators and other professional security users with a practical, less-lethal option to address threats and resolve conflicts without the need to resort to lethal force. Our products can be purchased in most U.S. locations quickly, simply and discreetly, generally without the requirement for a license, background check or waiting period, subject to applicable state and local laws.

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

Our product offerings include handheld CO₂‑powered launchers, chemical irritant projectiles, kinetic projectiles, and a variety of accessories. Our flagship product, the Byrna SD, is a compact, ergonomically designed handheld personal security device with the size and form factor of a compact handgun. It is easy to use, has virtually no recoil, and is designed to fire accurately from a standoff distance of  up to approximately 60 feet, depending on the projectile used. The Byrna SD utilizes our patented technology and more than 60 custom‑designed parts, and features reloadable magazines that hold five or seven .68‑caliber projectiles. In 2025, we introduced the Byrna CL™ (Compact Launcher), a compact, lightweight launcher designed specifically for the everyday carry (“EDC”) consumer segment. The CL platform incorporates improved ergonomics, simplified operation, enhanced concealability, and utilizes newly developed .61‑caliber projectiles. We also expanded our law‑enforcement‑grade offerings with the Byrna LE™ and Byrna LE PRO™, which feature improved accuracy, higher muzzle velocity, and enhanced duty‑grade performance for both law enforcement and advanced civilian consumers. Our projectile portfolio was updated in 2024–2025 to include Eco‑Kinetic rounds, updated Max and Pepper chemical irritant formulations, and state‑compliant chemical‑free variants aligned with evolving legal requirements. Accessories now include premium holsters, optics‑integrated attachments, magazines, CO₂ cartridges, and EDC‑focused gear bundles tailored to both new and experienced users. The Byrna family of launchers is designed to provide less‑lethal alternatives to firearms, effective at significantly greater standoff distances than pepper spray or conductive energy devices, which have recommended maximum ranges of 10 feet and 20 feet, respectively.

Our family of tactical launchers includes the Byrna TCR and Byrna M‑4, which continue to meet the needs of law enforcement, private security teams, and other users who require durable, high‑capacity less‑lethal solutions. The TCR is a compact tactical rifle capable of firing 19 rounds in rapid succession at more than approximately 325 feet per second using a standard 12‑gram CO₂ cartridge. The M‑4 is a full‑sized tactical launcher available in configurations suited for both law enforcement and civilian users, with magazine capacities tailored to situational and jurisdictional requirements. These launchers remain important components of our product portfolio, supporting organizations and individuals seeking effective less‑lethal alternatives to traditional firearms.

We continue to offer a full line of professional‑grade defensive sprays under the Fox Labs International brand, which is widely recognized among law enforcement and security professionals for its strength and reliability. These formulations are also marketed to consumers through our e‑commerce and dealer channels under the Byrna Bad Guy Repellent™ line, providing civilians access to high‑quality chemical irritant sprays that meet professional standards. The Fox Labs product line remains an important complement to our launcher platform, expanding our presence in both the professional and consumer self‑defense markets.

In January 2023, we acquired a 51% ownership interest in Byrna LATAM S.A. (“Byrna LATAM”), a corporate joint venture formed to expand our operations and presence in South American markets. On August 19, 2024, we sold our 51% ownership interest to Fusady S.A., an affiliate of Bersa S.A. (“Fusady”) for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). See Note 6, "Transactions with Byrna LATAM" to our consolidated financial statements for additional information.

We offer a broad portfolio of projectiles designed for self‑defense, professional use, and training. Our chemical irritant projectiles include Byrna Max, which contains a pepper and tear‑gas blend, and Byrna Pepper, which contains a pepper and PAVA blend. These projectiles produce a burning sensation on an assailant’s eyes and skin and temporarily impair respiratory function, providing fast‑acting, incapacitating effects. Our Byrna Kinetic rounds are hard‑plastic impact projectiles suitable for self‑defense or training, while our Byrna Pro Training rounds contain inert powder to simulate chemical irritant use in controlled environments. In addition, we offer our Eco‑Kinetic line of projectiles, which are fully biodegradable, environmentally safe, and engineered for high accuracy, making them suitable for both recreational shooting and safety‑focused training. For users requiring extended range and compatibility with common law enforcement platforms, we also offer a less‑lethal 12‑gauge kinetic round featuring patented fin‑stabilized technology designed to be fired from most 12‑gauge shotguns with a standard cylinder or improved‑cylinder bore choke, providing increased speed and accuracy at distances of up to 100 feet. To support the Byrna CL™ Compact Launcher, we introduced newly developed .61‑caliber projectiles engineered specifically for the EDC (“everyday carry”) market, offering enhanced concealability, lighter weight, and optimized performance in the CL platform.

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

Marketing and Sales

We sell our products into the consumer market through the Byrna e‑commerce store, the Side Hustle dealer program, premier dealers, Amazon, and a network of more than 1,300 local, regional, and national outdoor and sporting‑goods retailers, either directly or through distributors. In the professional security market, we promote product adoption through our Train the Trainer program, which provides instruction to police and security officers on proper use‑of‑force protocols and de‑escalation practices.

International sales are fulfilled primarily through select distribution partners with expertise in their respective markets. International revenue represented 10.0% of total revenue in fiscal 2025 and 8.0% in fiscal 2024. We believe there is an opportunity to expand our international sales mix due to increasing interest from foreign law‑enforcement agencies in less‑lethal secondary security devices and de‑escalation solutions.

Historically, our marketing efforts relied on e‑commerce and digital advertising—including promotional specials and banner advertisements—to drive brand awareness and online traffic. Beginning in 2024, we expanded this model by establishing a large‑scale influencer network focused on personal safety, outdoor activities, and women's self‑defense. We also deployed a proprietary AI‑assisted advertising system designed to automate creative generation, audience targeting, content iteration, and bid optimization, resulting in improved marketing efficiency and reduced customer‑acquisition costs.

Our current marketing strategy includes continued engagement with influencers in relevant segments, participation in public discussions relating to firearm regulation and school safety as they pertain to less‑lethal security solutions, support for police training initiatives, and expanded digital‑marketing capabilities. In addition to digital channels, we utilize national and regional television advertising, talk‑radio placements, and long‑form broadcast integrations to increase brand awareness, particularly given advertising limitations affecting less‑lethal and personal‑security products on major social‑media platforms.

In 2024, we launched a nationally recognized television and digital campaign referred to internally as the “Banana” campaign. Using humor and a non‑threatening visual metaphor, the campaign communicated Byrna’s core value proposition as an effective personal‑security solution without the legal, moral, or emotional consequences associated with lethal force. The campaign generated more than 60 million organic views across television, streaming, and digital channels and materially increased brand recognition and consumer engagement while remaining compliant with advertising restrictions applicable to personal‑security products.

These broadcast initiatives were supported by talk‑radio endorsements, podcast integrations, and long‑form interviews with nationally syndicated personalities, enabling more in‑depth discussion of less‑lethal alternatives, de‑escalation, and responsible personal protection. This approach has expanded our reach to demographics less accessible through traditional digital advertising and strengthened brand trust and credibility.

Beginning in 2024, we integrated these broadcast efforts with our AI‑driven advertising system to automate creative testing, audience targeting, content optimization, and media buying across digital and streaming platforms. This system enables rapid message testing, improved conversion rates, and lower customer‑acquisition costs while ensuring compliance with platform advertising policies.

As a result of this diversified media strategy—combining television, radio, influencer partnerships, and AI‑optimized digital campaigns—we have reduced reliance on traditional social‑media advertising while increasing brand awareness, marketing efficiency, and customer‑acquisition performance.

Manufacturing, Suppliers and Distribution

We operate two manufacturing facilities in Fort Wayne, Indiana, consisting of a 30,000‑square‑foot facility and a 10,000‑square‑foot facility. We previously operated a 20,000‑square‑foot facility in Pretoria, South Africa; however, manufacturing operations at that location were discontinued during the third quarter of fiscal 2025. Our U.S. facilities support production for domestic demand and utilize a labor‑intensive manufacturing model involving skilled manual assembly of precision components. Following the cessation of South African operations, all active production has been consolidated within our U.S. manufacturing footprint. Based on the current capacity of these facilities, we believe we have sufficient production capability to meet anticipated demand based on current forecasts for at least the next two years, and that additional capacity can be secured on commercially reasonable terms if required.

We test 100% of our products at our production facilities prior to shipment to confirm that they meet defined quality and performance standards. We also conduct long‑term testing of our launchers during product development. In‑field quality performance is measured in part by customer return rates.

Our Byrna SD, LE, and CL launchers incorporate a substantial number of individual components, including custom‑designed parts. We source these components from third‑party suppliers located in the United States and abroad. Historically, we sole‑sourced projectiles from South Africa; however, we have since established internal U.S. manufacturing capability for projectiles, which has improved quality control, enhanced supply reliability, and reduced dependency on external suppliers.

Beginning in 2024, we expanded our retail distribution footprint. We entered into a national retail partnership with Sportsman’s Warehouse, making Byrna launchers and accessories available in select stores across the United States. Additional regional and independent retailers increased distribution coverage in key domestic markets. We also opened several Byrna‑branded retail stores in states including Nevada, Florida, and Texas. These locations provide in‑store demonstrations, training, and merchandising, and support both product‑education and direct‑sales functions. Collectively, these initiatives advance Byrna’s evolution into an omnichannel distributor incorporating direct‑to‑consumer sales, national retailers, specialty dealers, and Byrna‑operated locations.

Research and Development

Our research and development (“R&D”) activities are conducted primarily at our headquarters in Andover, Massachusetts. These activities focus on the design, testing, and improvement of less‑lethal personal security devices, associated projectiles, and launcher technologies. Our R&D team consists of specialists in mechanical engineering, precision manufacturing, CO₂‑powered propulsion systems, and advanced materials.

Since 2023, we have continued to expand our development pipeline with both new product platforms and enhancements to existing models. Our R&D efforts supported the successful commercial launch of the Byrna Compact Launcher (“CL”) in April 2025, a product conceived, designed, and manufactured in the United States and incorporating approximately 90% U.S.-sourced components. The CL represents a new platform developed through multi‑year engineering initiatives focusing on improved portability, energy efficiency, and compact CO₂‑powered propulsion, delivering approximately 400 feet‑per‑second muzzle velocity in a form factor 38% smaller by overall volume than the Byrna SD and 44% smaller by overall volume than the Byrna LE. The integration of new .61‑caliber proprietary projectiles, produced at our ammunition facility in Fort Wayne, Indiana, required coordinated launcher and ammunition co‑development efforts.

We also continue to invest in the development of new projectile technologies. This includes our 12‑gauge less‑lethal kinetic round, designed with patented fin‑tailed stabilization technology to enhance accuracy at distances exceeding 100 feet, powered solely by a primer rather than gunpowder, and engineered for reduced noise and recoil relative to traditional shotgun rounds. R&D activities further include refinement of clamshell sabot designs, frangible projectile structures, and integration of future payload variants.

In addition to launcher and projectile development, we have initiated R&D programs targeting next‑generation system capabilities. As referenced in industry coverage, our ongoing R&D strategy includes investments in AI‑enabled training, simulation, and system optimization concepts, as well as smart projectile technologies intended to potentially enhance accuracy, expand platform compatibility, and support future product differentiation. These initiatives align with broader market trends favoring more precise, low‑risk personal defense solutions.

To support these programs, we continue to evaluate performance metrics such as muzzle velocity consistency, cold‑weather reliability, CO₂ utilization efficiency, improved trigger performance, ergonomics, and integration of enhanced sighting systems. All new product platforms and substantial design modifications undergo staged prototype testing, long‑term launcher durability testing, and validation of component manufacturability at scale.

In connection with our “Made in America” domestic sourcing initiative, we have expanded R&D collaboration with U.S. suppliers, particularly following the establishment of a dedicated ammunition production facility in Fort Wayne, Indiana, which enables accelerated iteration cycles for new projectile designs and improved quality control.

Our R&D efforts are intended to support a continued cadence of new product introductions, including enhancements to the Byrna SD, Byrna LE, and Byrna CL platforms; expanded projectile offerings across multiple calibers; and future launcher concepts that emphasize reliability, concealability, and ease of use for both consumer and professional markets.

Intellectual Property

Our ability to compete effectively depends in part on protecting our proprietary technology and maintaining adequate intellectual property rights. We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as contractual protections, including confidentiality agreements, licenses, and intellectual property assignment agreements. Our patent expirations range from 2032 to 2038. We maintain policies requiring certain employees, contractors, consultants, and other third parties to execute confidentiality and proprietary‑rights agreements, as appropriate, to safeguard access to our proprietary information.

We hold a portfolio of issued utility and design patents and currently have several additional patent applications, including provisional filings, under active prosecution. Our trademark portfolio includes multiple registered marks, as well as additional marks that are pending registration.

In June 2025, the Company acquired two Federal Firearms Licenses, each effective June 1, 2025 and expiring July 1, 2028. These licenses support our ability to conduct certain regulated firearms‑related activities primarily in connection with our product development, testing, and compliance functions.

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

Regulatory Matters

The manufacture, sale, and purchase of weapons, ammunition, and explosives are subject to extensive federal, state, local, and foreign laws. We are also subject to the rules and regulations of the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and various state and international agencies that regulate the manufacture, export, import, distribution, and sale of ammunition and explosives. Such regulations may adversely affect demand for our products by imposing limitations that increase costs, restrict permissible distribution channels, or limit the availability of our products.

In order to manufacture, sell, import, and export our 40mm products and certain related components, we are required to obtain and maintain several Federal Firearms License (“FFL”) and Federal Explosive License (“FEL”) permits.

Our launcher products—including the Byrna SD, Byrna LE, TCR, M4, and our newest product, the Byrna CL launched in 2025—use CO₂ to propel projectiles and do not use gunpowder or other explosives. As a result, these launchers are not currently classified as “firearms” under applicable BATF regulations. However, they remain subject to certain state and local restrictions applicable to “pepper spray,” “tear gas,” or other chemical‑irritant devices. Changes in applicable laws, new legislative or regulatory actions, or re‑characterization of any of our launchers or projectiles as firearms or other regulated devices could affect our ability to manufacture or sell these products, limit the markets in which they may be sold, or increase compliance costs. Similarly, changes in domestic or international laws governing civilian or law‑enforcement use of chemical irritants could reduce demand for our products or restrict access to certain markets.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our products, technology, operations and markets. For example, the development, production, (re-)exportation, importation, and transfer of our products and technology is subject to U.S. and foreign export control, sanctions, customs, import and anti-boycott laws and regulations, including the Export Administration Regulations (the “EAR”) (collectively, “Trade Control Laws”). If one or more of our products or technology, or the parts and components we buy from others, are or become subject to the International Traffic in Arms Regulations (the “ITAR”) or national security controls or other controls under the EAR, this could significantly impact our operations, for example by severely limiting our ability to sell, (re-)export, or otherwise transfer our products and technology, or to release controlled technology to foreign person employees (as defined under applicable Trade Control Laws) or others in the United States or abroad. We may not be able to obtain licenses and other authorizations required under the applicable Trade Control Laws. The failure to satisfy the requirements under the Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, (re-)export, import, and/or in-country transfer of our products and technology, which could adversely affect our revenues and profitability.

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

We believe that existing federal, state, and local legislation relating to the regulation of firearms and ammunition has not had  a material adverse effect on our sales of products to date. However, the regulation of firearms and ammunition may become more restrictive in the future, and any such developments might have a material adverse effect on our business, operating results, financial condition, and cash flows.

Human Capital

As of February 1, 2026, we had 159 employees. We believe that our employee relations are good, and that our human capital meets the needs of our business. None of our employees are represented by a collective bargaining agreement, and we have never experienced any material work stoppage.  Our future performance depends significantly upon the continued service of our key engineering, technical and senior management personnel, and our continued ability to attract and retain skilled employees.

Environmental Compliance

Our facilities are subject to federal, state, local and foreign environmental laws and regulations. Compliance with these provisions has not had, nor do we expect such compliance will have, any material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are not currently subject to any material costs for compliance with any environmental laws.

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

We currently have two wholly-owned subsidiaries, Byrna South Africa (Pty) Ltd (“Byrna South Africa”) and Byrna Technologies Canada, Inc. (“Byrna Canada”).

Manufacturing operations at Byrna South Africa were discontinued during the third quarter of fiscal 2025, and the lease for the facility expired in December 2025. All manufacturing activities have been consolidated at our Fort Wayne, Indiana facilities. Although Byrna South Africa remains a legal entity, it does not currently conduct active manufacturing operations.

On March 24, 2025, we incorporated Byrna Technologies Canada Ltd. under the laws of the Province of Ontario, Canada, in order to facilitate our ability to conduct business in Canada.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Report and our other filings with the SEC before making an investment decision regarding our common stock.

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
●

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop. Also, high-profile incidents involving the use or alleged misuse of our products, whether or not such use complies with applicable law or our intended use guidelines, could result in reputational harm, increased regulatory scrutiny, civil litigation, or reduced demand for our products.

●	Restrictions imposed by advertising and social media platforms that we use may result in decreased sales and market presence.
●	The failure to attract and retain key personnel could have an adverse effect on our operating results.
●	Executive Officer Transition
●	Leadership Succession and Executive Management Transitions Could Adversely Affect Our Operations
●	We depend on the sale of our personal security devices.
●	Sale of our personal security devices and kits depends on the continued availability of our ammunition, some of which is dependent on sole source suppliers.
●	Our business depends on maintaining and strengthening our brand and generating and maintaining demand for our products, and a reduction in such demand could harm our results of operations.
●	We are dependent on our relationships with key third-party suppliers for our business.
●	We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.
●	Higher costs or unavailability of components, freight, materials and accessories, including ammunition, could adversely affect our financial results.
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

●	The less-lethal defense technology industry and security products markets are highly competitive and our success depends upon our ability to effectively compete with numerous worldwide businesses.
●	We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.
●	Changes in government policies and legislation could adversely affect our financial results.
●	Health and safety risks could expose us to potential liability and adversely affect our operating results and financial condition.
●	Our directors, executive officers, and significant stockholders may be able to influence us.
●	If our analyst coverage decreases or results in negative reports about our business, our stock price and trading volume could decline.
●	We do not intend to pay dividends on our common stock for the foreseeable future.
●	Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.
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

Risk Factors

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to an investment decision.  If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements contained in the risk factors below are forward-looking statements, and our actual results may differ materially from those expressed or implied by such statements.

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

We have a history of operating losses during prior periods, and we cannot guarantee that we will be able to sustain profitability.

We have a history of operating losses during prior periods, although we recorded net income for the years ended November 30, 2025, and November 30, 2024. However, we have recorded net losses during prior fiscal years. Our accumulated deficit at November 30, 2025, was $47.1 million. While we achieved profitability during the two most recently completed fiscal years, there can be no assurance that we will not experience net losses in the future and there can be no assurance of continued profitability.

If we are unable to successfully implement our business plan for the sale of our products, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.

There can be no assurance that our revenues or revenue growth can be sustained and revenues are not expected to grow at the rates experienced in certain prior years. Revenue growth that we have achieved or may achieve may not be indicative of future operating results. The Byrna line of personal security devices are relatively new products and their long-term adoption by the U.S. consumer market, and by potential other markets including law enforcement, private security, and international markets, remains unknown. We have experienced product development and production delays, unanticipated costs associated with the development and manufacture of new products, constraints on material and component availability and pricing, air freight availability and costs, volatile demand levels related to unexpected publicity and civil unrest, and backlogs and order cancellations from our inability to timely fulfill orders (and cancellations of orders).  Given our limited sales history, number of new products introduced and planned, these types of factors and events may continue to affect the long term success and growth of our business and ability to sustain our revenues or revenue growth. Further, performance failures, new legislation or regulation, competition, or negative publicity could stall or prevent the success of existing and new products in the market and our generation of revenue. In addition, we have increased and may increase further our operating expenses in order to fund increases in our manufacturing, distribution, and sales and marketing efforts and increase our administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not followed by timely increases in our revenues, our business, operating results, margins, growth rates, and financial condition may be materially adversely affected.

We may not be able to effectively manage our future growth.

We have experienced rapid growth in our headcount and operations over the last several years, integration of which will continue to place significant demands on our management and our operational and financial infrastructure. Additional growth in the future could increase that demand. We have a limited history operating our business at its current scale. We may experience difficulties in managing this growth and building the appropriate processes and controls. Continued growth (including our expansion in Fort Wayne, international expansion, and growth associated with new product introductions and marketing campaigns) may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

We must effectively integrate, develop and motivate a large number of employees in various locations around the United States and internationally, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments in research and development, marketing and sales, our general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we may need to improve and will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock can make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture may increase our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

Our products are used in activities and situations that inherently involve a risk of personal injury. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. In addition, our products may be used or alleged to be misused in high-profile incidents involving civilians or law enforcement personnel. Even where such use is lawful or consistent with our product guidelines, these incidents may attract significant media attention, public criticism, or political scrutiny. Such events could lead to calls for increased regulation or bans on our products, loss of consumer or institutional trust, termination of distribution relationships, increased litigation risk, or damage to our brand and reputation, any of which could materially adversely affect our business. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

We maintain general liability insurance that includes product liability coverage in amounts that we believe are appropriate for our business, but there is no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage.

Restrictions imposed by advertising and social media platforms that we use may result in decreased sales and market presence.

Our direct-to-consumer sales rely to a significant degree on advertising that we place on advertising platforms, including social media platforms. During 2023, certain advertising and social media platforms prohibited or significantly restricted advertising of Byrna products, which restrictions largely remain in place. Any prohibitions or restrictions on advertising imposed by these or other platforms, or any changes in the algorithms used by such platforms, may result in reduced direct-to-consumer sales, reduced traffic to our website and a decreased market presence, which could have a material adverse effect on our business, operating results, and financial condition. In addition, many of these platforms rely on automated systems, algorithms, or discretionary enforcement practices that may deprioritize, restrict, or remove our content without notice or clear explanation. We often have limited ability to appeal or reverse such decisions. Changes in platform policies, content moderation standards, or algorithms could occur rapidly and without warning, and could disproportionately impact our ability to reach customers, drive traffic to our e-commerce channels, or maintain brand visibility.

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

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Bryan Ganz, our President, Chief Executive Officer and member of the Board of Directors, and Lauri Kearnes, our Chief Financial Officer, and other members of our senior management team. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

Executive Officer Transition.

On January 29, 2026, the Company announced that its Chief Operating Officer notified the Company of his decision to voluntarily depart to pursue another professional opportunity, effective February 17, 2026. The departure was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. The Company is in the process of transitioning the COO’s responsibilities to other members of senior management while it conducts a search for a permanent replacement. Additional information regarding this transition is set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2026.

Leadership Succession and Executive Management Transitions Could Adversely Affect Our Operations.

The Company is currently managing and expects to continue managing significant executive leadership transitions. Our Chief Operating Officer’s employment will end on February 17, 2026, as previously disclosed in a Current Report on Form 8-K filed on January 29, 2026, and the position has not yet been permanently filled. In addition, the employment agreement of our Chief Executive Officer expires in 2026, and the Company is evaluating its leadership succession plans. If we are not successful in recruiting, onboarding and retaining qualified executive leadership, or if we fail to manage these transitions effectively, we could experience operational disruption, delays in executing our strategic initiatives, loss of institutional knowledge, adverse impacts on employee retention and engagement, and negative perceptions among customers, suppliers and investors. Any such events could materially and adversely affect our business, financial condition and results of operations.

We depend on the sale of our personal security devices.

Although we do sell certain other products and we expect to introduce new products, including products being developed and products acquired in connection with acquisitions, our revenue has been derived mainly from the sale of the Byrna SD, its successor, the Byrna LE, and, more recently, the Byrna CL. The sale of such personal security devices is influenced by a variety of economic, social, and political factors, including without limitation the level of confidence of consumers in our products and in the security and reliability of online shopping and e-commerce on which we significantly rely, which may result in volatile sales. Sales of the Byrna SD and Byrna CL, including ammunition and accessories, represent most of our revenue.  There can be no assurances of continued demand for the Byrna SD and Byrna CL, and any change in the factors that impact demand and sales that are likely to materially and adversely affect our prospects.

Sale of our personal security devices and kits depends on the continued availability of our ammunition, some of which is dependent on sole source suppliers.

Our introductory product is purchased most often as a “kit” including the Byrna SD and CL launchers and samples of our various projectiles. Unavailability of projectiles could delay shipment of kits and materially and adversely affect our operations. Moreover, our “razor/razor blade model” which anticipates future orders of ammunition from the owners of our personal security devices could be materially impacted by the unavailability of projectiles. See "We are dependent on our relationships with key third-party suppliers for our business" below. We have experienced actual and threatened shortages of our projectiles and third-party products due to pandemic related factors that affected our suppliers as well as competition and other business specific considerations.  Such situations may require a quick pivot on our packaging or bundling of products, marketing or product mix, including, in certain circumstances, legal action.  There are human capital and monetary costs associated with such adaptations, and there is no guarantee that we will be able to successfully meet such challenges in the future or that they will not materially increase costs of production or operations and negatively impact our financial results.

Our business depends on maintaining and strengthening our brand and generating and maintaining demand for our products, and a reduction in such demand could harm our results of operations.

The Byrna name and brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail presence, our communication activities, including advertising, social media, brand ambassadors, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base, and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. We intend to make substantial investments in these areas in order to maintain and enhance our brand, however such investments may not be successful. Ineffective marketing, negative publicity, social media advertising restrictions, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, failure to protect the intellectual property rights in our brand, and an inability to provide satisfactory customer service experience as we rapidly expand our business, are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the Byrna brand. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

We are dependent on our relationships with key third-party suppliers for our business.

We rely on certain third-party suppliers for our business, including sole source suppliers.  Our future operating results depend upon our ability to obtain timely delivery of a sufficient amount and a reliable quality of all components on commercially reasonable terms. Failure of a supplier’s business or consolidation within the industry could further limit our ability to purchase key components at all (in the case of sole source suppliers) or in sufficient quantities and on commercially reasonable terms. Demands of competitors, including those with larger operations and stronger bargaining power or those that are willing to pay a higher price or to accept lower standards, could also limit our ability to purchase key components in sufficient quantities on commercially reasonable terms. Failure of our suppliers to provide sufficient quantities of components on favorable terms, meet quality standards, or deliver components on a timely basis has occurred in the past due to industry shortages of certain raw materials, and could occur in the future for similar or other reasons. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our liquidity and revenues.

We are dependent on the quality of parts supplied by and quality controls of our third-party suppliers.

Our products contain numerous parts and we rely on third-party suppliers to deliver parts and materials that comply with our specifications. While we test all of our finished products, we do not test all of the components and materials they contain. We use randomized statistical inspection for components and materials and these protocols, while we believe them to be reliable, have inherent limitations and may miss parts that do not meet specifications. If those parts pass our completed launcher testing but subsequently cause failures of the products in which they are installed, we may need to undertake product recalls or implement protocols for improved performance or safety, which could negatively impact our reputation and business. Moreover, if any such part failure resulted in a physical injury, it could also subject us to the risks of potential product liability actions and, if our stock price were impacted, securities class action litigation.

Higher costs or unavailability of components, freight, materials and accessories, including ammunition, could adversely affect our financial results.

Delays in delivery caused by industry allocations, material shortages (such as plastic or resins), or obsolescence have occurred in recent years, including as a result of the COVID-19 pandemic, and may continue and could occur in the future. Such delays may take weeks or months to resolve and may result in increased costs as well as production and product fulfillment delays. In addition, in some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could injure our reputation.

Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; port closures; theft in transit; permit or customs clearance issues; increased government regulation or changes for imports of foreign products into the United States; delays created by terrorist attacks or threats, public health issues (including new pandemics and epidemics), national disasters or work stoppages; climate change related effects on the availability of raw materials, the operations of our suppliers, or on transportation systems or routes, and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. Additional compliance with existing or new regulations related to climate change could increase production costs of our suppliers and indirectly lead to increased cost to us of components, materials, or accessories. International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components, could adversely impact the supply and cost of these raw materials or components, and could adversely impact the profitability of our operations. In addition, due to rapidly increasing demand for our products, we have faced significant challenges, including production backlogs and resulting customer complaints. All of the foregoing could negatively impact our financial results.

If we are unable to successfully design and develop or acquire new and appealing products, our business may be harmed.

To maintain and increase sales we must continue to introduce new products and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems or acquiring new solutions through mergers and acquisitions, differentiating our products from those of our competitors, and maintaining the strength of our brand. The design and development of our products as well as acquisitions of other businesses are costly and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brand, business, financial condition, and results of operations.

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

We rely on a limited number of third parties for shipping, transportation, logistics, marketing and sales of our products and components. A loss of any such third-party relationship might have a material adverse effect on our operating results.

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

Our information technology systems, including third-party run e-commerce and payment service systems, may be subject to cyber-attacks, security breaches or computer hacking including a ransomware attack encrypting corporate information technology equipment, a directed attack against us or a data breach or cyber incident happening to a third-party network and affecting us. Regardless of our efforts, there may still be a breach, and the costs to eliminate, mitigate or address the threats and vulnerabilities before or after a cyber-incident could be significant. Any such breaches or attacks could result in interruptions, delays or cessation of operations and loss of existing or potential suppliers or customers. In addition, breaches of our information technology systems or security measures (including those of our third-party partners) and the unauthorized dissemination of sensitive personal, proprietary or confidential information about our business, our business partners, customers or other third parties could expose us to significant potential liability and reputational harm, materially damage our customer and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences. Moreover, any such breach or attack could result in litigation against us by customers or other third parties whose data is compromised by any such attack. Despite the implementation of security measures and controls, we cannot assure that our cybersecurity risk management program will prevent, detect, or mitigate all cybersecurity incidents. Any such incident could go undetected for a period of time and could result in regulatory investigations, mandatory disclosures, private litigation, disruption of operations, loss of data, or significant remediation and response costs. Any of these outcomes could materially adversely affect our business, financial condition, and results of operations.

Conducting our operations through current or future joint ventures could expose us to risks and uncertainties, many of which are outside of our control, and such risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to any joint venture that we may enter into in the future, any differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We would also not be able to control the actions of any future joint venture partners, including any nonperformance, default or bankruptcy of our future joint venture partners. As a result, we could be unable to control the quality of products produced by any future joint venture or achieve consistency of product quality as compared with our other operations. In addition to net sales and market share, this may have a material negative impact on our brand and how it is perceived thereafter. Moreover, if our partners also fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, any future joint venture may be unable to adequately perform and conduct its operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint venture’s customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As we seek to expand our business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings.

Our efforts to grow our business depend in part upon access to, and our success in developing, market share and operating profitably in additional geographic markets including but not limited to international markets outside the United States. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than our other markets. Operating and seeking to expand business in a number of different regions and countries exposes us to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use capital and other of our resources that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect our financial results.  Although we are taking measures to adapt to these changing circumstances, our business, financial condition, results of operations and cash flows could be materially adversely affected should these efforts prove unsuccessful.

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

The less-lethal defense technology industry and security products markets are highly competitive, and our success depends upon our ability to effectively compete with numerous worldwide businesses.

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

Further expansion of sales of our product to law enforcement and other governmental or quasi-governmental entities may require expenditure of resources and lengthen our sale cycle.

Generally, entities such as law enforcement and other governmental or quasi-governmental entities consider a wide range of issues before committing to purchase less-lethal defense products, including product benefits, training costs, the cost to use our products in addition to, or in place of, other products, budget constraints and product reliability, safety and efficacy. Such considerations may result in a sales cycle that is longer than and different from sales process related to dealers and consumers. Adverse publicity surrounding our products or the safety of such products also could lengthen our sales cycle with these customers. In addition, if we continue to expand sales of our products to these customers, we could encounter challenges related to funding of law enforcement and other governmental and quasi-governmental entities generally, states and municipalities that fund such entities and any future changes in public sentiment around police funding. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our products by such potential customers before they place an order. If these potential customers do not ultimately purchase our products, we will have expended significant resources and received no revenue in return.

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

Political and social factors can affect our performance. Concerns about political trends, as well as firearm-related incidents, incidents involving less lethal weapons including pepper spray and chemical irritant rounds, and social reaction thereto, and legislature and policy shifts resulting from elections can affect the demand for our products. In addition, speculation about control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

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

We are subject to numerous federal, state and local environmental, health and safety legislation and other applicable regulations, laws, and measures relating to the manufacture and sale of our products. There can be no assurance that we will not experience difficulties in complying with applicable regulations as they change over time, or that our compliance efforts (or failure to comply with applicable requirements) will not have a material adverse effect on our results of operations, business, prospects and financial condition. Our continued compliance with present and changing future laws could restrict our ability to sell our products and expand our operations.

Changes in government policies and legislation could adversely affect our financial results.

The manufacture, sale, purchase, possession and use of devices that may be treated as weapons, including CO2 powered launchers and chemical irritant devices, are subject to federal, state, local, and foreign laws. If such regulation becomes more expansive in the future, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. Our products are relatively new and may be subject to certain laws and regulations, including those related to CO2 powered launchers, “pepper spray” or “tear gas” devices, and future legislation or regulation. New legislation, regulations, or changes to or new interpretations of existing regulations could impact our ability to manufacture or sell products and our projectiles, or limit their market, which could impact our cost of sales and demand for Byrna products. Similarly, changes in laws related to the domestic or international use of chemical irritants by civilians or law enforcement could impact both our cost of sales and the size of the addressable market.

We may be subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our products, technology, operations and markets. For example, the development, production, (re-)exportation, importation, and transfer of our products and technology is subject to U.S. and foreign export control, sanctions, customs, import and anti-boycott laws and regulations, including the EAR (collectively, “Trade Control Laws”). If one or more of our products or technology, or the parts and components we buy from others, are or become subject to the International Traffic in Arms Regulations (the “ITAR”) or national security controls or other controls under the EAR, this could significantly impact our operations, for example by severely limiting our ability to sell, (re-)export, or otherwise transfer our products and technology, or to release controlled technology to foreign person employees or others in the U.S. or abroad. We may not be able to obtain licenses and other authorizations required under the applicable Trade Control Laws. The failure to satisfy the requirements under the Trade Control Laws, including the failure or inability to obtain necessary licenses or qualify for license exceptions, could delay or prevent the development, production, (re-)export, import, and/or in-country transfer of our products and technology, which could adversely affect our revenues and profitability.

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

Our business is subject to a number of risks and hazards including loss of parts or finished goods in inventory or shipment, labor disputes and changes in the regulatory environment. Such occurrences could delay or halt production or sale of goods, result in damage to equipment, personal injury or death, monetary losses and possible legal liability. Although we currently maintain freight and inventory insurance and general liability insurance in amounts which we consider appropriate for our busienss, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or we may elect in the future not to insure against such liabilities due to high premium costs or other reasons, in which event we could incur significant costs that could have a materially adverse effect upon our financial position.

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

Our common stock is currently listed on the Nasdaq Capital Market. The Nasdaq Capital Market requires listed companies to meet certain listing criteria including corporate governance requirements (such as Board of Director independence), and quantitative listing standards (such as minimum bid price, total value of publicly held shares, and in some cases total stockholders’ equity and market capitalization requirements, and other thresholds). If for any reason our common stock does not maintain eligibility for listing on the Nasdaq Capital Market, it could be subject to delisting, in which case our common stock would be quoted elsewhere, such as one of the OTC markets, which are generally considered less liquid and more volatile than a national securities exchange.  Loss of our Nasdaq listing could mean that certain institutional investors could no longer hold or purchase our stock, and as a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This could materially and adversely affect the liquidity of our common stock.

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

In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint against us asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our governing documents to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or multiple jurisdictions, which could result in expensive and protracted litigation with potentially conflicting outcomes that could exhaust our insurance coverage leaving us exposed to substantial legal expenses and judgments, or otherwise harm our business, results of operations, and financial condition.

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

Outbreaks of epidemic, pandemic, or contagious diseases could cause disruptions in our business and the businesses of third parties who we depend upon for materials and manufacturing, marketing and other services. These disruptions could include disruptions in our ability to receive materials, manufacture our products, distribute our products, market our products, or obtain services. These disruptions have in the past caused, and could in the future cause, closures of our facilities or the facilities of our suppliers, manufacturers and dealers, as well as cancellation of events that present significant marketing opportunities such as industry conventions and trade shows. Any disruption of the businesses of our suppliers, manufacturers or dealers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward internationally operating companies, and resulting tariffs, export controls, trade sanctions, sanctions blocking statutes, or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our business, and these can interfere with our expanding international sales, supply chain, production costs, customer relationships, and competitive position. For example, the U.S. government has imposed tariffs on goods from a variety of countries, including China, Canada, Mexico and others. These tariffs currently affect some of the components of our products we import from China and other countries, and we may be required to raise our prices on those products due to the tariffs or share the cost of such tariffs with our customers, which could harm our operating performance. We work closely with third parties who monitor, evaluate and keep us informed about the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and seek to implement strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants to seek to minimize product coming from China and other countries both in existing and new product development and select suppliers in low cost regions where tariff issues are less challenging. Notwithstanding these efforts, it is possible that further tariffs may be imposed on our other imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results. Further escalation of specific trade tensions, such as those between the United States and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We may pursue opportunities in emerging market jurisdictions, where economic, political, and legal risks may be heightened.

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

In addition, a number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, all U.S. states have enacted data breach notification laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. State law developments, which may impose substantial penalties for violations, could impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Our stock price could decline as a result of substantial sales of our common stock, or the perception that such sales could occur, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares becoming available for sale, or perceptions that holders of a large number of shares intend to sell.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Nasdaq Capital Market listing standards and other applicable securities laws, rules, and regulations. Our compliance with these laws, rules, and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demands on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and our internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and our internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. Further, because we previously were listed on the Canadian Securities Exchange, we remain subject to the continuing disclosure rules of the Ontario Securities Commission (“OSC”), which requires us to make somewhat duplicative filings related to certain matters on SEDAR and SEDI and pay annual fees in certain Canadian jurisdictions until such time as the OSC releases us from those obligations.  These requirements are costly, and increase demand on our management, systems and resources.

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

We may not be able to accurately forecast our results of operations and growth rate. Forecasts may be particularly challenging as we expand into new markets and geographies and develop and market new products for which we have no or limited historical data. Our historical sales, expense levels, and profitability may not be an appropriate basis for forecasting future results. Our lack of long-term historical data related to new products makes it particularly difficult to make forecasts related to such products. The lead times and reliability of our suppliers may be affected by global events in the future. Forecast corrections may require rapid pivots and adjustments to our supply chain, production planning, and marketing. If we are unable to make these changes quickly or at all, our inventory levels, production, and sales could be materially adversely affected.

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

Climate change has been identified as resulting in an increase in average temperatures in key places we operate, including in Indiana and Nevada. Projected increases in temperature in these locations may impact us in a number of ways, including increasing the costs of maintaining comfortable working environments, increasing the risk of fires, increasing the risk of illness and absence as well as turnover, and increasing the risk of severe storm weather that could lead to flooding and damage to our facilities or the homes and commuting routes of our employees. Our Nevada locations are in a desert environment where water is scarce and hot temperatures require heavy use of air conditioning. While we have not experienced shortages of energy or water in the past, we may in the future.

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

The availability and costs of materials, components, and operating and freight costs of our suppliers and suppliers of third-party manufactured products may be similarly impacted by climate change.  Our suppliers may pass down such increased costs by raising the price of goods. While we cannot predict the impact of future climate-related laws and regulations on our operations, such laws could increase costs for us and our suppliers. Consequential increases in costs of components or materials or reduction of suppliers could materially impact our business and cost of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our business is highly dependent on the availability, integrity, and security of our information systems. These systems support, among other things, our manufacturing operations, retail and e‑commerce activity, point‑of‑sale data flows, influencer marketing infrastructure, and our expanding international operations, including Byrna Technologies Canada. As our digital footprint and reliance on cloud‑based platforms continue to grow, our exposure to cybersecurity threats increases. We must protect the confidentiality, integrity, and availability of data related to our business, employees, customers, and third parties. Our operations involve the collection, processing, storage, and transmission of personally identifiable information and other sensitive or confidential data.

The Company’s cybersecurity risk‑management program is overseen by our Chief Executive Officer and senior management team, including leaders responsible for information technology, operations, finance, and compliance. These individuals have experience overseeing the implementation of IT controls, evaluating security frameworks, and managing third‑party vendors. Our Audit Committee oversees cybersecurity as part of its general risk‑oversight responsibilities and receives periodic updates on cybersecurity risks, incidents, and mitigation activities, as appropriate.

Our cybersecurity posture is designed to support compliance with applicable global data‑protection laws and cybersecurity regulations in the jurisdictions in which we operate. The program incorporates preventive, detective, and responsive measures intended to maintain the availability of critical systems, reduce exposure to material risks, and enhance resiliency. Key activities include:

●	Monitoring emerging data-protection and privacy laws and updating internal control processes to support compliance;

●	Reviewing consumer-facing and internal policies related to cybersecurity and data handling;

●	Providing communications to customers, where appropriate, regarding substantive changes in data-handling practices;

●	Conducting annual cybersecurity training for all our employees;

●	Running regular phishing-simulation exercises for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;

●	Requiring employees and applicable third-party service providers, through policy and contract, to handle customer information with appropriate care;

●	Updating, enhancing, and assessing cybersecurity technologies to address evolving threats and vulnerabilities; and

●	Maintaining cybersecurity insurance intended to mitigate potential financial losses arising from cybersecurity incidents.

As we increase our use of artificial‑intelligence‑assisted advertising and analytics tools, we also assess emerging AI‑related cybersecurity risks, including model manipulation, prompt‑based attacks, and data‑ingestion vulnerabilities. We have begun implementing safeguards and monitoring protocols tailored to these risks.

Cybersecurity Risk Assessment Program

We do not maintain a standalone third-party cybersecurity risk management program. However, we assess cybersecurity risks associated with third-party service providers through a combination of contractual requirements, reliance on SOC 1 Type 2 or SOC 2 Type 2 reports for materially in-scope applications, internal reviews, and ongoing monitoring where appropriate based on the nature and criticality of the services provided.

Policies and Procedures for Third-Party Service Providers

We do not maintain a standalone third-party cybersecurity risk management program. However, we assess cybersecurity risks associated with third-party service providers through a combination of contractual requirements, reliance on SOC 1 Type 2 reports for materially in-scope applications, internal reviews, and ongoing monitoring where appropriate based on the nature and criticality of the services provided.

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

Cybersecurity Incident Response and Materiality Assessment

We maintain incident response processes designed to enable timely identification, escalation, investigation, and remediation of cybersecurity incidents. In the event of a cybersecurity incident, management evaluates the materiality of the incident, including its potential impact on our operations, financial condition, results of operations, and reputation, as well as applicable disclosure obligations under federal securities laws.

Impact of Previous Cybersecurity Incidents

To date, we have not identified any known cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. To date, we have not identified any known cybersecurity incidents that have materially affected the Company. However, we face ongoing cybersecurity risks that, if realized, could materially affect our business, results of operations, or financial condition.

Consideration of Cybersecurity Risks in Business Strategy, Financial Planning, and Capital Allocation

Cybersecurity risks are considered as part of our business strategy, financial planning, and capital allocation. We regularly review and update our cybersecurity posture to address emerging threats and ensure the protection of our information systems. However, cybersecurity risks are subject to rapid technological change, evolving threat landscapes, and increasing regulatory scrutiny, and there can be no assurance that our controls and processes will prevent all cybersecurity incidents.

ITEM 2. PROPERTIES

The Company leases all of its facilities, including its corporate headquarters, manufacturing facilities, office space, warehouse space, and retail store locations. Our corporate headquarters is located in Andover, Massachusetts. We operate two manufacturing facilities in Fort Wayne, Indiana, which support all active production operations. The Company also leases multiple retail and office locations across the United States, including sites in Nevada, New Hampshire, Arizona, Tennessee, and California, which support our sales, marketing, and direct‑to‑consumer retail activities. The Company previously leased a facility in Pretoria, South Africa; manufacturing operations at that location ceased during the third quarter of 2025, and the lease expired in December 2025 and was not renewed. All of the Company’s facilities are leased, and we believe that our existing properties are suitable and adequate for our current operational needs. Additional information regarding the Company’s lease commitments is included in Note 17 – Leases to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the United States on the Nasdaq Capital Market under symbol "BYRN".  The holders of our common stock are entitled to one vote per share on any matter to be voted upon by the stockholders. All shares of common stock rank equally as to voting and all other matters.

Holders

On February 1, 2026, there were approximately 74 holders of record of our common stock.

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

Stock Repurchases

On July 31, 2024, our Board of Directors approved a plan to repurchase up to $10 million worth of shares of our common stock (the “Stock Buyback Program”). The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until we reach the aggregate limit of $10 million for the repurchases under the program. See Note 14, "Stockholders’ Equity—Stock Buyback Plan", in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

During the three months ended November 30, 2025, we repurchased 60,534 shares of common stock for $1.05 million. The following table summarizes repurchases made during the three months ended November 30, 2025:

	Number of Shares	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 2025	—	-	—	$6,445,000
October 2025	—	-	—	$6,445,000
November 2025	60,534	17.3	60,534	$5,398,000
Total	64,461	$17.1	60,534

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

OVERVIEW

Byrna Technologies Inc. designs, manufactures, retails, and distributes less‑lethal personal security solutions intended for situations that do not require the use of lethal force. Our mission is to empower individuals to protect themselves and others, and our product strategy emphasizes ease of use, effectiveness, and reliability in both consumer and professional safety environments. We also develop tools intended to serve as alternatives to traditional firearms for law enforcement and private security customers, with the goal of reducing firearm‑related incidents and supporting de‑escalation practices. Our strategy includes positioning Byrna® as a consumer lifestyle brand associated with personal confidence and safety, while expanding our product portfolio to broaden market reach and drive sales growth from both new and existing customers.

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

We believe demand for less‑lethal products in the United States and globally continues to rise and that this category will remain a growing segment of the broader security market. We plan to meet this demand by manufacturing and distributing our Byrna SD, Byrna LE, and most recently our Byrna CL launchers, along with continued expansion of our accessory and ammunition offerings.

On January 10, 2023, we acquired a 51% ownership interest in Byrna LATAM S.A. (“Byrna LATAM”), a corporate joint venture formed to expand our operations and presence in South American markets, for $0.5 million. We accounted for this investment using the equity method because we did not have voting control or substantive participating rights that would give us control over Byrna LATAM. On August 19, 2024, we sold our 51% ownership interest to Fusady S.A. for $1 pursuant to the LATAM Share Purchase Agreement and entered into an exclusive distribution, manufacturing, and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). Under this agreement, Byrna LATAM is authorized to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and is required to pay us royalties on Byrna products manufactured. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers that expire on August 19, 2029.

Beginning in fiscal 2024 and continuing through fiscal 2025, we expanded our go‑to‑market strategy beyond our historical e‑commerce focus by adopting a broader omnichannel distribution model. These initiatives included the commercial launch of the Byrna CL, expansion of the Byrna LE and LE PRO platforms, the opening of Byrna‑branded retail locations, and onboarding national retail partners such as Sportsman’s Warehouse. In addition, we implemented an AI‑driven advertising engine and expanded our influencer‑based marketing program, both of which contributed to improved customer‑acquisition efficiency and increased brand reach. Beginning in fiscal 2025, we also reorganized our operations into two reportable sales channels, Direct‑to‑Consumer (“DTC”) and Wholesale (dealer/distributor), to align with our expanded omnichannel strategy, the opening of Company‑operated retail stores, and increased penetration into national retail chains and international distributors.

RESULTS OF OPERATIONS

Revenue of $118.1 million for the fiscal year ended November 30, 2025 increased $32.3 million, or 37.7%, compared to $85.8 million in the prior fiscal year. The increase was primarily driven by higher wholesale dealer and distributor sales, which increased by $21.6 million, as well as continued growth in direct‑to‑consumer e‑commerce sales. E‑commerce transactions through Amazon and our website remained the largest revenue contributor, accounting for 64.8% of total net revenue for fiscal year 2025 compared to 76.8% in fiscal year 2024. We also achieved growth in our dealer channel and experienced increased sales in Canada.

Gross margin declined by 1.0% compared to the prior year. Operating expenses increased due to higher marketing expenditures, personnel‑related costs, and professional fees. Although revenue growth resulted in higher gross profit, the increase in operating expenses partially offset these gains, resulting in profit from operations of $11.8 million for fiscal year 2025, compared to an operating profit of $6.7 million for fiscal year 2024. Gross margin declined primarily due to a higher proportion of Wholesale and Retail revenue, which are lower‑margin channels, partially offset by improved cost absorption in manufacturing and lower per‑unit freight costs.

Year ended November 30, 2025, as compared to year ended November 30, 2024:

Net Revenue

We present revenue net of returns, allowances, and discounts. Net revenue for the year ended November 30, 2025 was $118.1 million, an increase of $32.3 million, or 37.7%, compared to $85.8 million in the prior year. Direct‑to‑consumer revenue, including sales through Amazon and our website, increased by $10.7 million, or 16.3%, from $65.9 million in fiscal year 2024 to $76.6 million in fiscal year 2025. Domestic dealer and retail sales increased by $14.0 million, or 108.4%, from $12.9 million in fiscal year 2024 to $26.9 million in fiscal year 2025. International revenue, including Canada, increased from $6.8 million to $12.1 million year‑over‑year. We recognized $1.6 million in royalty revenue related to the LATAM Licensing Agreement during fiscal year 2025.

Segment Results

Direct‑to‑Consumer (DTC)

DTC revenue increased to $76.6 million in fiscal year 2025, driven by increased web sessions and expanded consumer reach, expanded digital‑marketing initiatives, enhanced influencer partnerships, and the launch of new Byrna‑operated retail locations. These efforts increased overall brand visibility and market reach.

Wholesale (Dealer/Distributor)

Wholesale revenue increased to $41.5 million in fiscal year 2025, reflecting (i) expanded relationships with national and regional retailers, (ii) enhanced engagement with distributors, (iii) increased law‑enforcement interest, and (iv) the first year of royalty revenue under the LATAM Licensing Agreement.

Cost of Goods Sold

Cost of goods sold was $46.7 million for fiscal year 2025, compared to $33.0 million in fiscal year 2024. The $13.7 million increase was driven primarily by higher sales volume. Cost of goods sold attributable to Direct‑to‑Consumer (“DTC”) was $26.5 million in fiscal year 2025, compared to $22.9 million in fiscal year 2024. Cost of goods sold attributable to Wholesale was $20.2 million in fiscal year 2025, compared to $10.1 million in fiscal year 2024.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Included as cost of goods sold are costs associated with the production and procurement of products, such as inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $71.5 million, or 60.5% of net revenue, for fiscal year 2025, compared to $52.8 million, or 61.5%, in the prior year. The decline in gross margin resulted from an increased proportion of wholesale revenue relative to DTC revenue as well as manufacturing inefficiencies. The broader shift toward Wholesale and Retail channels reduced the proportion of higher‑margin DTC revenue, contributing to the decline in consolidated gross margin for the year. Because wholesale transactions generally carry lower average selling prices relative to DTC sales, the higher wholesale mix contributed to the decline in consolidated gross margin during the period.

Operating Expenses

Operating expenses were $59.6 million for the fiscal year ended November 30, 2025, compared to $46.1 million in the prior fiscal year. The $13.5 million increase was primarily driven by higher marketing expenditures, personnel‑related costs, and variable selling expenses. Marketing expenditures increased by $5.5 million, from $12.4 million in fiscal year 2024 to $17.9 million in fiscal year 2025. Total employee compensation costs decreased by $0.7 million, from $17.8 million in fiscal year 2024 to $17.1 million in fiscal year 2025. Variable selling expenses increased by $3.6 million, from $7.8 million in fiscal year 2024 to $11.4 million in fiscal year 2025. Professional fees increased by $0.1 million, from $2.0 million in fiscal year 2024 to $2.1 million in fiscal year 2025. Other operating costs, including administrative expenses, increased by $2.0 million, from $6.1 million in fiscal year 2024 to $8.1 million in fiscal year 2025. The increase was primarily driven by higher insurance costs—including D&O, umbrella, general liability, and cyber coverage—along with increases in facility expenses, repairs and maintenance, depreciation and amortization, and production‑related operating expenses. These increases were partially offset by lower research and development expenses. In addition, the overall increase in operating expenses reflects higher spending on influencer‑marketing programs, expanded creative‑content production to support AI‑assisted advertising initiatives, and initial occupancy and labor costs associated with new Company‑operated retail stores.

Profit from Operations

The increase in revenue, off-set by the increase in operating expenses resulted in an increase of $5.1 million in profit from operations of $11.8 million in fiscal year 2025, compared to a profit from operations of $6.7 million in fiscal year 2024.

Interest Income/Expense

Interest income for the fiscal year ended November 30, 2025 was $0.4 million compared to $1.0 million for the fiscal year ended November 30, 2024. The decrease in interest income is primarily due to a decrease in the amount of interest-earning funds held in cash and cash equivalents, marketable securities, and accrued interest receivable on loan receivable.

Income Tax Provision (Benefit)

Our effective income tax rate was 17.49% for the year ended November 30, 2025, compared to an effective income tax rate of (80.31)% for the year ended November 30, 2024. Our income tax expense was $2.1 million for the fiscal year ended November 30, 2025 compared to an income tax benefit of $5.7 million for the fiscal year ended November 30, 2024. Our tax rate differs from the statutory rate of 21.0% primarily due to the release of the valuation allowance, the impact of stock compensation, as well as state income taxes, tax credits, the foreign tax rate differential for Byrna South Africa, and effects of permanent non-deductible expenses and other effects.

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

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States (GAAP), we provide non-GAAP adjusted EBITDA, which is a financial metric that is not prepared in accordance with GAAP. Management uses this non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance. We believe that these non-GAAP financial measures help us to identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we exclude in the calculations of the non-GAAP financial measures.

Accordingly, we believe that this non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

This non-GAAP financial measures does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures, because they do not include all the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other non-GAAP measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison.

Non-GAAP Adjusted EBITDA

Non-GAAP Adjusted EBITDA is defined as net income as reported in our consolidated statements of operations and comprehensive income excluding the impact of (i) depreciation and amortization; (ii) income tax provision (benefit); (iii) interest (income) expense; (iv) stock-based compensation expense; (v) severance/separation expense; (vi) other income; and (vii) other financing expenses. Our non-GAAP adjusted EBITDA measure eliminates potential differences in performance caused by variations in capital structures (affecting finance costs), tax positions, the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense). We also exclude certain one-time and non-cash costs. Reconciliation of  non-GAAP Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows (in thousands):

	For the Year Ended
	November 30,
	2025	2024
Net income	$9,687	$12,792

Adjustments:
Interest income, net	(410)	(1,024)
Income tax provision	2,054	(5,708)
Depreciation and amortization	2,117	1,491
NON-GAAP EBITDA	13,448	7,551

Stock-based compensation	3,071	3,403
Severance/Recruitment costs	291	524
NON-GAAP adjusted EBITDA	$16,810	$11,478

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of November 30, 2025, totaled $13.7 million, a decrease of approximately $3.1 million from $16.8 million of cash as of November 30, 2024.

Management believes existing cash balances, operating cash flows, and access to capital markets will be sufficient to fund operations, planned retail expansion, and manufacturing investments over the next 12 months. Capital allocation priorities for fiscal 2026 include continued inventory optimization, retail buildout, and potential selective share repurchases under the Stock Buyback Program.

Operating Activities

Cash used in operating activities was $1.6 million for the fiscal year ended November 30, 2025, compared to cash provided by operations of $11.7 million for the fiscal year ended November 30, 2024. Net income was $9.7 million for the fiscal year ended November 30, 2025, compared to $12.8 million for the fiscal year ended November 30, 2024. Significant changes in noncash and working capital activity are described below.

Our non-cash activity adds back several non-cash items to net income to calculate cash provided by operations during the fiscal year ended November 30, 2025.  These include stock-based compensation expense of $3.1 million during the fiscal year ended November 30, 2025 compared to $3.4 million for the fiscal year ended November 30, 2024; operating lease costs of $0.7 million during the fiscal year ended November 30, 2025 compared to $0.8 million for the fiscal year ended November 30, 2024; depreciation and amortization of $2.1 million during the fiscal year ended November 30, 2025 compared to $1.5 million during the fiscal year ended November 30, 2024; loss on disposal of fixed assets of $2.3 million during the fiscal year ended November 30, 2025 compared to zero for the fiscal year ended November 30, 2024; In addition to the non‑cash activities mentioned above, we recognized a decrease in its deferred tax asset of $1.7 million during the fiscal year ended November 30, 2025, compared to an increase of $5.8 million during the fiscal year ended November 30, 2024.

During the fiscal year ended November 30, 2025, operating activities resulted in a net use of cash, driven primarily by increases in working capital balances associated with higher sales volumes and planned inventory investments. Inventory increased $12.7 million during the fiscal year ended November 30, 2025, compared to an increase of $5.9 million during the fiscal year ended November 30, 2024, representing an approximate 64% increase from the prior-year ending balance. The increase in inventory reflects intentional production builds ahead of anticipated demand for CL and LE product lines, expanded retail distribution, and the timing of inbound component deliveries related to production of new product configurations. Management continues to monitor inventory levels to balance service levels with working capital efficiency. Accounts receivable increased by $8.0 million during the fiscal year ended November 30, 2025 compared to a decrease of $0.5 million during the fiscal year ended November 30, 2024 due to a significant increase in overall wholesale sales. Accounts payable and accrued liabilities increased $2.8 million for the fiscal year ended November 30, 2025 compared to an increase of $7.0 million for the fiscal year ended November 30, 2024. Deferred revenue decreased $1.3 million during the fiscal year ended November 30, 2025 compared to a decrease of $0.1 million during the fiscal year ended November 30, 2024. Prepaid expenses and other current assets increased by $1.7 million for the fiscal year ended November 30, 2025 compared to an increase of $1.8 million for the fiscal year ended November 30, 2024. Loan receivable decreased by $0.6 million for the fiscal year ended November 30, 2025 compared to a decrease of $0.5 million for the fiscal year ended November 30, 2024. Operating lease liabilities decreased by $0.5 million during the fiscal year ended November 30, 2025 compared to a decrease of $0.7 million for the fiscal year ended November 30, 2024.

Investing Activities

Cash flows used in investing activities was $0.5 million for the fiscal year ended November 30, 2025, compared to $11.2 million of cash used during the fiscal year ended November 30, 2024. The prior year investing activities primarily related to purchases of property and equipment and marketable securities, while the current year activity reflects purchases of property and equipment, the acquisition of Federal Firearms Licenses, and proceeds from the sale of marketable securities. Property and equipment increased by $7.6 million during the fiscal year ended November 30, 2025, compared to an increase of $2.3 million during the fiscal year ended November 30, 2024. During the fiscal year ended November 30, 2025, proceeds from the sale of marketable debt securities totaled $8.8 million, while purchases amounted to $1.7 million, compared to no proceeds and $8.9 million in purchases of marketable debt securities during the fiscal year ended November 30, 2024. Capital expenditures were higher than typical due to the build‑out of retail stores and the new ammunition manufacturing facility.

Financing Activities

Cash flows used in financing activities was $1.3 million during the fiscal year ended November 30, 2025, compared to $4.6 million during the fiscal year ended November 30, 2024.  The fiscal year ended November 30, 2025 amount was primarily due to tax payments of $0.5 million related to payroll taxes withheld on the vesting of restricted stock units, $0.3 million received in proceeds from stock option exercises and payments of $1.1 million for repurchases of common stock, compared to tax payments of $0.9 million related to payroll taxes withheld on the vesting of restricted stock units, $0.1 million received in proceeds from stock option exercises and payments of $3.8 million for repurchases of common stock during the fiscal year ended November 30, 2024.

MATERIAL CASH REQUIREMENTS FROM CONTRACTUAL OBLIGATIONS

Leases

As of November 30, 2025, we reported current and long-term operating lease liabilities of $0.7 million and $1.6 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. All leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements.  See Note 17, “Leases”, in the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements as of November 30, 2025 and 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this Report for a discussion of recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of this report. We believe that the following are the more critical judgmental areas in the application of our accounting policies that currently affect our financial position and results of operations.

Allowance for Credit Losses

The Company evaluates expected credit losses on trade receivables based on historical experience, current economic conditions, customer credit profiles, and forward‑looking information. The increase in accounts receivable is primarily attributable to expanded wholesale and retail distribution. This shift may increase collection risk relative to prior years’ e‑commerce‑dominant sales and is reflected in management’s estimates of expected credit losses. Management reassesses the adequacy of the allowance each reporting period based on updated information, including aging trends, payment patterns, known customer‑specific risks, and reasonable and supportable forecasts of future economic conditions.

Revenue Recognition

Product Sales

The Company generates revenue through the wholesale distribution of its products and accessories to dealers/distributors, large end‑users such as retail stores, security companies, and law enforcement agencies, and through e‑commerce portals to consumers. Revenue is recognized upon transfer of control of goods to the customer, which generally occurs when title to the goods is passed and risk of loss transfers to the customer. Depending on the contract terms, transfer of control occurs upon shipment of goods to or upon the customer’s pickup of the goods. Payment terms to customers other than e‑commerce customers are generally 30–60 days for established customers, whereas new wholesale and large end‑user customers have prepaid terms for their first order. The amount of revenue recognized is net of returns and discounts that the Company offers to its customers.

Products purchased include a standard warranty that cannot be purchased separately. This allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended warranty for the same terms over three years. The extended three‑year warranty can be purchased separately from the product and therefore must be classified as a service warranty. Since a warranty for the first year after sale is included and non‑separable from all launcher purchases, the Company considers this extended warranty to represent a service obligation during the second and third years after sale. Therefore, the Company records billings for these transactions as deferred revenue, to be recognized on a straight‑line basis during the second and third years after sale. The Company recognizes an estimated returns and discounts allowance based on its analysis of historical experience and an evaluation of current market conditions.

The Company also provides its e‑commerce consumers a 14‑day money‑back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. This right of return creates a variable component to the transaction price and must be evaluated for possible constraints. The Company estimates returns using the expected‑value method. The Company’s returns under the 14‑day money‑back guarantee for the fiscal years ended November 30, 2025 and November 30, 2024 were immaterial.

The Company sells to dealers and retailers for whom there is no money‑back guarantee, but who may request a return or credit for unforeseen reasons or who may have contractually agreed‑upon discounts, marketing allowances, cooperative advertising programs, or other consideration to be netted from invoiced amounts. The Company estimates and reserves for returns, discounts, marketing allowances, and other customer incentives based on historical experience, current contractual terms, and expectations of future activity, and reports revenue net of the estimated reserve. The reserve for returns, discounts, marketing allowances, and other customer incentives for the fiscal years ended November 30, 2025 and November 30, 2024 was immaterial.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with the distribution of finished products to customers are recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income and are recognized when the product is shipped to the customer.

Included in cost of goods sold are costs associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Royalty Revenue

The Royalty revenue is recognized under licensing arrangements based on the total number of units manufactured by the licensee, to the extent collectability is probable. Beginning in fiscal year 2025, this includes royalties earned under the LATAM Licensing Agreement.

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

Deferred tax assets are recognized to the extent the Company believes these assets are more likely than not to be realized. As of November 30, 2025, the Company has evaluated the available evidence regarding the realization of its deferred tax assets in different jurisdictions. In the United States, the Company has concluded that it is more-likely-than-not that it will realize its net deferred tax assets. This conclusion is based on net income in 2025 and the expectation of continued profitability due to increased product sales. As a result, the Company released its US valuation allowance as of November 30, 2024.

Conversely, in South Africa, the Company has determined that it is more-likely-than-not that it will not realize its net deferred tax assets. This determination is based on a cumulative three-year loss position through November 30, 2025, and the closure of manufacturing operations in 2025. Therefore, a full valuation allowance remains on the deferred tax assets in South Africa as of November 30, 2025 and 2024.

The Company will continue to monitor its forecasted income on a quarterly basis, particularly focusing on the US operations.

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2025 and 2024, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to income taxes on the income tax expense line in the Consolidated Statement of Operations and Comprehensive Income. As of November 30, 2025 and 2024, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2021 to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

Goodwill

Goodwill resulting from a business combination is not amortized but is reviewed for impairment annually, or more frequently when events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual impairment assessment during the fourth quarter of each year. Goodwill is assessed for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment (a component).

As of November 30, 2025, the Company’s consolidated goodwill balance was $2.3 million. Based on the Company’s annual assessment performed during the fourth quarter of fiscal year 2025, no impairment of goodwill was identified.

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options and restricted stock units. The Company values simple restricted stock units (RSUs) at the quoted price on date of grant and RSUs with certain market triggers using the Monte Carlo model for valuation. The Company values stock options using the Black Scholes model.  The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Consolidated Statements of Operations and Comprehensive Income based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. Forfeitures are accounted for as they occur.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date in ensuring that information required to be filed in this Report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2025.  Management based this assessment on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation management concluded that as of November 30, 2025 our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fiscal year ended November 30, 2025. Based on that evaluation, management concluded that there were no changes to our internal control over financial accounting and reporting that occurred during the fiscal year ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended November 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Aggregate Number of
Shares of Common
		Character of	Stock to be Purchased		Other
		Trading	or Sold Pursuant to		Material	Date
Name & Title	Date Adopted	Arrangement (2)	Trading Arrangement	Duration (3)	Terms	Terminated
Laurilee Kearnes (1)	October 13, 2025	Rule 10b5-1 Trading Arrangement	Up to 2,500 shares to be sold	February 9, 2026 through December 31, 2026	N/A	N/A
NEIP (2)	November 4, 2025	Rule 10b5-1 Trading Arrangement	Up to 288,059 shares to be sold	February 10, 2026 through December 31, 2026	N/A	N/A

1.	Laurilee Kearnes is our Chief Financial Officer.

2.	Bryan Ganz, Chief Executive Officer and a director of the Company is an indirect holder of shares held by Northeast Industrial Partners LLC (“NEIP” or“Seller”) , disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this reportshall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

3.	The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”), and complied with the then applicable requirements of the Rule at the time of adoption.

Loan and Security Agreement

On February 3, 2026, Byrna Technologies Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Texas Capital Bank, pursuant to which the Company obtained a senior secured credit facility consisting of (i) a revolving credit facility in an aggregate principal amount of up to $5.0 million and (ii) a delayed draw term loan facility in an aggregate principal amount of up to $15.0 million.

Borrowings under the credit facility bear interest at a variable rate equal to Term SOFR plus an applicable margin determined in accordance with the Loan Agreement. The Company is also required to pay certain customary fees, including unused commitment fees on the revolving credit commitments and ticking fees on the unfunded portion of the delayed draw term loan commitments during the applicable availability period.

The obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of the Company’s assets, subject to customary exclusions. The Loan Agreement contains customary affirmative and negative covenants and financial maintenance covenants, as well as events of default upon the occurrence of which the lender may accelerate the obligations and exercise remedies.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan and Security Agreement, which is filed as Exhibit 10.23 to this Annual Report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-28

(2) Financial Statements Schedules

None.

BYRNA TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED November 30, 2025 and 2024

Together with Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Byrna Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Byrna Technologies Inc. and Subsidiaries (the “Company”) as of November 30, 2025 and 2024, and the related  consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Evaluation of Wholesale Contracts for Proper Revenue Recognition

As discussed in Notes 4 and 7 to the consolidated financial statements, the Company’s wholesale contracts may include negotiated pricing, volume-based incentives, cooperative advertising allowances, and other customer-specific incentives that give rise to variable consideration under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The number and significance of such contracts increased during the year ended November 30, 2025.

We identified revenue recognition of wholesale contracts as a critical audit matter due to the risk of material misstatement and the management judgement and the complexity involved in the evaluation of wholesale contracts and the estimates of variable consideration related to them. Auditing the Company’s estimates of variable consideration required especially challenging judgment because certain contracts contain non‑standard terms, limited historical experience existed for some incentive structures, and assessing the appropriate identification, estimation, and constraint of variable amounts involved significant auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures included, among others, evaluating the design and implementation of controls over revenue recognition; examining a sample of new wholesale agreements to assess the identification of variable consideration; evaluating management’s estimates, including comparison to historical realization trends where applicable; and assessing whether the resulting amounts were appropriately reflected in the transaction price, revenue recognized, and related disclosures.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

New York, New York

February 5, 2026

BYRNA TECHNOLOGIES INC.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	November 30,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,727	$16,829
Accounts receivable, net	10,840	2,630
Inventory, net	32,694	19,972
Prepaid expenses and other current assets	4,681	2,623
Marketable debt securities	1,754	8,904
Total current assets	63,696	50,958

Deposits for equipment	1,495	2,665
Right-of-use-asset, net	2,042	2,452
Property and equipment, net	7,726	3,408
Intangible assets, net	3,086	3,337
Goodwill	2,258	2,258
Deferred tax assets	4,134	5,837
Other assets	51	1,007
TOTAL ASSETS	$84,488	$71,922
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,864	$13,108
Operating lease liabilities, current	734	539
Deferred revenue	496	1,791
Total current liabilities	17,094	15,438

LONG TERM LIABILITIES
Deferred revenue, non-current	25	17
Operating lease liabilities, non-current	1,612	2,098
Total Liabilities	18,731	17,553

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,258,393 shares issued and 22,678,715 outstanding as of November 30, 2025 and, 25,010,976 shares issued and 22,495,759 outstanding as of November 30, 2024	25	25
Additional paid-in capital	135,870	133,029
Treasury stock (2,579,678 shares purchased as of November 30, 2025 and 2,515,217 shares purchased as of November 30, 2024)	(22,355)	(21,253)
Accumulated deficit	(47,096)	(56,783)
Accumulated other comprehensive loss	(687)	(649)

Total Stockholders’ Equity	65,757	54,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,488	$71,922

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except share and per share data)

	Years Ended November 30,
	2025	2024
Net revenues	$118,120	$85,756
Cost of goods sold	(46,650)	(32,984)
Gross profit	71,470	52,772
Operating expenses	59,632	46,101
PROFIT FROM OPERATIONS	11,838	6,671
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(410)	(576)
Interest income, net	410	1,024
Loss from joint venture	—	(42)
Other (Expense) / Income	(97)	7
INCOME BEFORE INCOME TAXES	11,741	7,084
Income tax provision (benefit)	2,054	(5,708)
NET INCOME	9,687	12,792

Foreign exchange translation adjustment	9	342
Unrealized gain (loss) on marketable debt securities	(47)	65
COMPREHENSIVE INCOME	$9,649	$13,199

Net profit per share – basic	$0.43	$0.57
Net profit per share – diluted	$0.40	$0.55
Weighted-average number of common shares outstanding during the year – basic	22,665,395	22,504,938
Weighted-average number of common shares outstanding during the year – diluted	24,149,794	23,139,549

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended November 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,687	$12,792
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Stock-based compensation expense	3,071	3,403
Amortization of debt issuance costs	—	4
Operating lease costs	667	757
Depreciation and amortization	2,115	1,491
Loss on disposal of property and equipment	2,298	—
Recovery of allowance for credit losses	(244)	(176)
Recovery of allowance for inventory	(21)	(230)
Loss from joint venture	—	42
Deferred taxes	1,703	(5,837)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(7,966)	491
Deferred revenue	(1,287)	(127)
Inventory	(12,701)	(5,852)
Prepaid expenses and other current assets	(1,679)	(1,755)
Loan receivable	599	455
Other assets	(22)	—
Accounts payable and accrued liabilities	2,756	6,950
Operating lease liabilities	(548)	(669)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,572)	11,739

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,623)	(2,347)
Proceeds from sale of property and equipment	67	—
Proceeds from sale of marketable debt securities	8,839	—
Purchases of marketable debt securities	(1,736)	(8,856)
Acquisition of Federal Firearms License	(6)	—
Purchase of patent rights	—	(24)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(459)	(11,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	296	149
Repurchases of common stock	(1,102)	(3,753)
Payment of taxes withheld on issuance of restricted stock units	(526)	(948)
NET CASH USED IN FINANCING ACTIVITIES	(1,332)	(4,552)
Effects of foreign currency exchange rate changes	261	371
NET CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(3,102)	(3,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,829	20,498
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,727	$16,829

Supplemental schedule of noncash operating activities:
Income taxes paid	706	—
Operating lease liabilities arising from obtaining right-of-use assets	264	1,404
Unrealized gain on marketable securities	(47)	65
Reclassification of interest receivable from accounts receivable to other assets	—	203
Recapitalization of loan receivable in connection with the divesture of the joint venture	—	119

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Amounts in thousands, except share numbers)

							Accumulated
			Additional				Other
			Paid-	Treasury		Accumulated	Comprehensive
	Common Stock		in Capital	Stock		Deficit	Loss	Total
	Shares (Issued)	$	$	Shares	$	$	$	$
Balance, November 30, 2023	24,168,014	$24	$130,426	(2,165,987)	$(17,500)	$(69,575)	$(1,056)	$42,319
Issuance of common stock pursuant to exercise of stock options	230,968	—	149	—	—	—	—	149
Issuance of common stock pursuant to vesting of restricted stock units	611,994	1	(949)	—	—	—	—	(948)
Stock-based compensation	—	—	3,403	—	—	—	—	3,403
Repurchase of common shares under Stock Buyback Plan	—	—	—	(349,230)	(3,753)	—	—	(3,753)
Net income	—	—	—	—	—	12,792	—	12,792
Unrealized gain on marketable securities	—	—	—	—	—	—	65	65
Foreign currency translation	—	—	—	—	—	—	342	342
Balance, November 30, 2024	25,010,976	25	133,029	(2,515,217)	(21,253)	(56,783)	(649)	54,369
Issuance of common stock pursuant to exercise of stock options	100,194	—	296	—	—	—	—	296
Issuance of common stock pursuant to vesting of restricted stock units	147,223	—	(526)	—	—	—	—	(526)
Stock-based compensation	—	—	3,071	—	—	—	—	3,071
Repurchase of common shares under Stock Buyback Plan	—	—	—	(64,461)	(1,102)	—	—	(1,102)
Net income	—	—	—	—	—	9,687	—	9,687
Unrealized gain on marketable securities	—	—	—	—	—	—	(47)	(47)
Foreign currency translation	—	—	—	—	—	—	9	9
Balance, November 30, 2025	25,258,393	$25	$135,870	(2,579,678)	$(22,355)	$(47,096)	$(687)	$65,757

See accompanying notes to consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company,” or “Byrna,”) is a less‑lethal defense technology company specializing in next generation solutions for security situations that do not require the use of lethal force. The Company designs, develops, manufactures, and markets a portfolio of personal security devices, kinetic and chemical irritant projectiles, and related accessories for consumer, law enforcement, private security, and other institutional markets. Byrna personal security devices are less-lethal self-defense devices that are powered by CO2 and fire .61 and .68 caliber spherical kinetic and chemical irritant projectiles. The Company’s mission is to provide effective, easy‑to‑use, and reliable less‑lethal solutions that enable responsible self‑defense and de‑escalation.

The Company sells its products through multiple channels including its e‑commerce websites, Amazon storefronts, Company‑operated retail stores, domestic and international dealers and distributors, and direct sales to law enforcement agencies. The Company was incorporated in Delaware on March 1, 2005. The Company’s products are manufactured at its facilities in Fort Wayne, Indiana. The Company previously operated a manufacturing facility in Pretoria, South Africa; these operations ceased during the third quarter of fiscal 2025, and the related lease was not renewed. In March 2025, the Company established a wholly owned subsidiary, Byrna Technologies Canada Inc., to support the distribution of Byrna products within the Canadian market. Byrna Canada does not conduct manufacturing activities and does not operate any owned or leased facilities; instead, it utilizes a third‑party logistics provider to fulfill customer orders placed through the Company’s Canadian e‑commerce platform.

In January 2023, the Company acquired a 51% interest in Byrna Latam S.A. ("Byran LATAM"), a corporate joint venture formed to expand the Company's presence in South America. On August 19, 2024, the Company sold its ownership interest in Byrna LATAM S.A., its South American joint venture, and concurrently entered into an exclusive distribution, manufacturing, and licensing agreement with Byrna LATAM. Under this agreement, Byrna LATAM manufactures certain Byrna products for South American markets and pays the Company royalties on units manufactured. The Company continues to market and sell products throughout Latin America through this new structure.

Effective for the fiscal year ended November 30, 2025, the Company operates and reports its results through two reportable sales channels: Direct‑to‑Consumer (“DTC”) and Wholesale (dealer/distributors).

Segment Reporting

Effective for the fiscal year ended November 30, 2025, the Company adopted ASU 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Separately from this adoption, and due to the significant growth in the Wholesale business and corresponding changes in how the Company’s Chief Operating Decision Maker (“CODM”) manages and evaluates the business, the Company now operates and reports its results through two reportable sales channels. The two sales channels are:

●	Direct‑to‑Consumer (“DTC”) – includes sales through e‑commerce platforms, Amazon storefronts, and Company‑operated retail stores.
●

Wholesale (dealer/distributors) – includes sales to domestic and international dealers, distributors, retailers, and law enforcement and other institutional customers, as well as royalty revenue earned under the Company’s licensing agreements.

Financial information for these segments is presented in Note 19 — "Segment and Geographical Disclosures." Prior‑period segment disclosures have been conformed to the current presentation where applicable.

2.	OPERATIONS AND MANAGEMENT PLANS

From inception to November 30, 2025, the Company had incurred a cumulative loss of $47.1 million. The Company has funded operations through the issuance of common stock. The Company generated $118.1 million in revenue and a net income of $9.7 million for the year ended November 30, 2025. Having achieved profitability this year, the Company is optimistic about its ability to sustain operations through its revenue streams. The Company’s future success will depend on its continued ability to generate sufficient revenue to cover operating expenses and to effectively market its products.

3.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended November 30, 2025 and 2024 include the accounts of the Company and its subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Company's consolidated financial statements. Significant estimates include assumptions about reserves for returns, allowances, and discounts, stock-based compensation expense, valuation allowance for deferred tax assets, incremental borrowing rate on leases, useful life of long-lived assets, allowance for estimated credit losses, and inventory reserves.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

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

The Company conducts its annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company performs its annual impairment analysis on this reporting‑unit basis. At November 30, 2025 and 2024, the Company determined that there was no impairment of goodwill.

c)	Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and short-term, highly liquid investments. Investments acquired with maturity dates of three months or less are considered cash equivalents.

d)	Marketable Debt Securities

The Company considers debt securities acquired with maturities of greater than 90 days to be available for sale debt securities. Available for sale debt securities are classified as either current or non-current assets based on the nature of the securities and their availability for use in current operations. Securities with an effective maturity greater than one year from the balance sheet date are classified as non-current. Available for sale debt securities are recorded at fair value and unrealized gains and losses, other than the portion related to credit losses, are recorded within accumulated other comprehensive income. The estimated fair value of the available for sale debt securities is determined based on quoted market prices or rates for similar instruments.

e)	Allowance for Current Expected Credit Losses

The Company estimates the balance of its allowance for current expected credit losses. In determining the amount of the allowance for current expected credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. As of November 30, 2025, 2024, and 2023, the total allowance for credit losses recorded was $0.1 million, $0.3 million and $0.6 million, respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

f)	Inventories

Inventories, which are comprised of raw materials, work‑in‑process, and finished goods, are stated at the lower of cost or net realizable value.  Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.  Inventory costs include labor, overhead, subcontracted manufacturing costs and inbound freight costs.  The Company reviews inventories for obsolete items to determine adjustments that it estimates will be needed to record inventory at lower of cost or net realizable value (see Note 8, "Inventory").

g)	Property and Equipment

Property and equipment are recorded at cost and reflected net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer equipment and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives of three to seven years or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the Consolidated Statements of Operations and Comprehensive Income. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

h)	Intangible Assets

In June 2025, the Company acquired two Federal Firearms Licenses, each effective June 1, 2025 and expiring July 1, 2028. These licenses support the Company’s ability to conduct certain regulated firearms‑related activities in connection with product development, testing, and compliance functions. The licenses are recorded as finite‑lived intangible assets and are amortized over their contractual term.

The perpetual, irrevocable, exclusive and non‑exclusive permit to use technology with respect to the cost of patent rights is capitalized and amortized over the estimated useful life, currently estimated to be 10 to 17 years. Customer lists acquired are amortized over an estimated useful life of two years. These assets are tested for impairment if events or changes in circumstances indicate that the asset might be impaired.

Trademarks have an indefinite life as the Company intends to renew the trademarks indefinitely.

Indefinite‑lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that an intangible asset is impaired. If the carrying amount of an indefinite‑lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset’s new accounting basis.

At November 30, 2025 and 2024, the Company determined that there was no impairment of intangible assets.

i)	Impairment of Long-Lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. There were no impairments of long-lived assets during the years ended November 30, 2025 and 2024.

j)	Fair Value of Financial Instruments

The Company determines fair value based on its accounting policy for fair value measurement (i.e. exit price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date). See Note 4 (u). The Company has not used derivative financial instruments such as forwards to hedge foreign currency exposures. The Company measures investments, including investments in marketable debt securities, at fair value and recognizes unrealized gains (losses), other than credit losses, through other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 2 definition in the fair value hierarchy) to measure the fair value of its marketable debt securities on a recurring basis.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

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

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when the Company is reasonably certain it will exercise such options. Lease costs for the Company’s operating leases are recognized on a straight-line basis over the lease term. Variable lease payments include lease operating expenses. Lease expense is included in operating expenses on the consolidated statements of operations and comprehensive income.

The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

l)	Revenue Recognition

Product Sales

The Company generates revenue through e‑commerce portals to consumers, as well as through the wholesale distribution of its products and accessories to dealers, distributors, retail stores, and large end‑users such as private security companies and law enforcement agencies. The Company does not manufacture or sell any products regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives or for military applications. Revenue is recognized upon the transfer of control of goods to the customer, which occurs when the Company has satisfied its performance obligation by making the goods available to the customer’s designated carrier in accordance with the Company’s standard shipping terms. Under these terms, which are Ex‑Works (EXW), title and risk of loss pass to the customer once the goods are picked, packed, and loaded into the carrier’s trailer at the Company’s facility and the order is marked as shipped in the Company’s ERP system. At that point, the Company has a present right to payment, the customer has obtained legal title, and the carrier—acting as the customer’s agent—has physical possession of the goods. Accordingly, revenue is recognized as of the date the goods are loaded into the carrier’s trailer, regardless of when the carrier physically removes the trailer from the Company’s premises. Payment terms to customers other than e‑commerce customers are generally 30–60 days for established customers. New wholesale and large end‑user customers typically prepay for their initial order. Revenue is recognized net of estimated returns, discounts, and allowances. Products purchased include a standard one‑year assurance‑type warranty that cannot be purchased separately. This warranty allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended three‑year warranty that may be purchased separately and is accounted for as a service‑type warranty. Because the first year of warranty coverage is included and non‑separable from all launcher purchases, the extended three‑year warranty represents a service obligation during the second and third years after sale. Amounts billed for extended warranties are recorded as deferred revenue and recognized on a straight‑line basis during the coverage period. The Company maintains a reserve for expected warranty claims based on historical experience and current conditions.

During the second quarter of fiscal 2025, the Company offered a complimentary five‑year extended warranty with any launcher purchased during May 2025. The Company determined the standalone selling price of the five‑year warranty and, in accordance with ASC 606, allocated a portion of the transaction price to this separate performance obligation using the relative standalone selling price method. The allocated amount is recorded as deferred revenue and is recognized on a straight‑line basis over the five‑year coverage period. Revenue related to both the three‑year and five‑year extended warranties was immaterial for the years ended November 30, 2025 and 2024.

The Company offers e‑commerce customers a 14‑day money‑back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery. This right of return creates a variable component of the transaction price. The Company estimates expected returns using the expected value method, as a range of potential outcomes may exist. Returns under the 14‑day money‑back guarantee were immaterial for the years ended November 30, 2025 and 2024. For purchases made through Amazon, certain Byrna products—including launchers, CO₂ tubes, chemical irritant projectiles, and pepper sprays—are designated as non‑returnable. Other accessories are subject to Amazon’s standard 30‑day return policy. The Company estimates expected Amazon returns using the same expected value method applied to its direct‑to‑consumer sales. Expected Amazon‑related return reserves were immaterial for the years ended November 30, 2025 and 2024.

The Company sells to dealers and retailers for whom there is no money‑back guarantee but who may request a return or credit for unforeseen reasons or who may have agreed‑upon discounts, marketing allowances, cooperative advertising programs, or other promotional incentives to be netted from amounts invoiced. The Company reserves for returns, discounts, marketing programs, and allowances based on past performance, contractual terms, and expectations of future activity, and reports revenue net of the estimated reserve. The Company’s reserve for returns, discounts, marketing programs, and allowances for the years ended November 30, 2025 and 2024 was immaterial.

Shipping and handling activities related to contracts with customers are accounted for as costs to fulfill the performance obligation. Shipping and handling costs associated with distribution of finished products to customers are recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income and are recognized when the related product is shipped.

Included in cost of goods sold are expenses associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Royalty Revenue

The Company recognizes royalty revenue associated with the LATAM Licensing Agreement. Under the Company’s exclusive LATAM Licensing Agreement, Byrna LATAM has been granted the right to manufacture, market, sell, and distribute certain Byrna products within specified Latin American territories. Byrna LATAM is authorized to use the Byrna® trademark and logo subject to the terms of the agreement. In exchange, Byrna LATAM pays the Company a royalty fee based on quantities and values of licensed products manufactured. The agreement includes minimum revenue requirements for certain territories; no minimum guaranteed royalty exists unless triggered by these minimum revenue provisions.

Royalty revenue is recognized in accordance with ASC 606. Sales‑based royalties related to licenses of functional intellectual property are recognized when the licensed products are manufactured, provided the amount is fixed or determinable and collection is probable. Accordingly, the Company recognizes royalty revenue when (i) the licensee’s manufacturing activity occurs, (ii) the royalty amount is fixed or determinable under the agreement, and (iii) collection is probable. Royalty revenue totaled $1.6 million for the fiscal year ended November 30, 2025.

Contract Liabilities

Current deferred revenue at November 30, 2025 includes $0.5 million in advance payments from customers, less than $0.1 million in current portion of sales from extended warranties, and less than $0.1 in deferred revenue pertaining to the non-current portion of extended warranty sales. Current deferred revenue at November 30, 2024 includes $1.7 million in advance payments from customers, $0.1 million in current portion of sales from extended warranties, and less than $0.1 in deferred revenue pertaining to the non-current portion of extended warranty sales. See Note 7, "Revenue, Deferred Revenue and Accounts Receivable".

m)	Marketing and Advertising

Marketing and advertising related costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income and were $17.9 million and $12.4 million during the years ended November 30, 2025 and 2024, respectively.

n)	Research and Development

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. R&D costs were $0.3 million and $0.6 million during the years ended November 30, 2025 and 2024, respectively.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of November 30, 2025 and 2024, the Company has not recorded any uncertain tax positions in the consolidated financial statements.

If incurred, the Company recognizes interest and penalties related to income taxes on the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Income. As of November 30, 2025 and 2024, no accrued interest or penalties related to income taxes are included in the Consolidated Balance Sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from November 30, 2021 to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

p)	Earnings Per Share

Basic earnings per share is computed by dividing net income, reduced by dividends, by the weighted-average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing net income, reduced by dividends, by the weighted-average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and restricted stock units.

q)	Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and directors as stock-based compensation expense at their grant date fair value, which the Company uses Black-Scholes valuations, Monte Carlo models, and other market valuations to determine fair value.

The Company’s stock-based payments include stock options and restricted stock units. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for director awards is the date of grant and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying Statements of Operations and Comprehensive Income based on the function to which the related services are provided, which is included in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using either the Black‑Scholes model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case the Company uses a Monte Carlo simulation model. The expected term of stock options granted to employees is determined using the simplified method prescribed by the SEC’s Staff Accounting Bulletin Topic 14. The expected term for stock options granted to non‑employees is equal to the contractual term of the options. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for periods approximating the expected term of the award. Expected dividend yield is based on the fact that the Company has not paid cash dividends on its common stock and does not expect to do so in the foreseeable future.

r)	Foreign Currency Transactions

Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is recorded as foreign currency transaction income (loss), in the accompanying Consolidated Statements of Operations and Comprehensive Income.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

s)	Foreign Currency Translation

The Company maintains its books and records in US Dollars, which is its functional and reporting currency. Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into US Dollars at period-end exchange rates. Income and expenses are translated into US Dollars at the average exchange rates during the period. The resulting translation adjustments, including adjustments on intercompany loans that are considered permanent, are included in the Company’s Consolidated Balance Sheets as a component of accumulated other comprehensive loss.  The Company considers intercompany loans to be of a permanent or long-term nature if management expects and intends that the loans will not be repaid. For the fiscal years ended November 30, 2025 and 2024, all intercompany loan arrangements were determined to be permanent based on management’s intention as well as actual lending and repayment activity. Therefore, the foreign currency transaction gains or losses associated with the intercompany loans were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets for the fiscal years ended November 30, 2025 and 2024.

t)	Other Comprehensive Income

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains or losses on available for sale securities. For the fiscal years ended November 30, 2025 and 2024, the Company recorded foreign currency translation gain of less than $0.1 million and foreign currency translation loss of $0.1 million, respectively. For the fiscal years ended November 30, 2025 and 2024, the Company recorded foreign currency translation gain of less than $0.1 million and $0.4 million, respectively, on its intercompany loan, which is considered permanent or long-term nature. For the fiscal year ended November 30, 2025, the Company recorded net unrealized loss on available for sale securities of less than $0.1 million. Unrealized gains recorded for the fiscal year ended November 30, 2024, was $0.1 million.

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

Recently Adopted Accounting Pronouncement

In 2023, the FASB issued ASU 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The guidance also requires enhanced reconciliations of segment measures to consolidated financial results. The Company adopted the guidance effective for the fiscal year ended November 30, 2025. Adoption resulted in expanded segment disclosures, including significant segment expenses and reconciliations to consolidated measures. See Note 19, "Segment and Geographical Disclosures" for additional information.

Accounting Pronouncements Issued but Not Adopted

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

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01. This guidance focuses on the disaggregation of income statement expenses. This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this standard on our financial statement disclosures. While we anticipate that the adoption of this standard will require additional disclosures, we do not expect it to have a material impact on our financial position or results of operations.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

5.	MARKETABLE DEBT SECURITIES

The following table summarizes the Company's available-for-sale marketable debt securities as of  November 30, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$737	$11	$-	$748	$748
U.S. Treasury securities	999	7	-	1,006	1,006
Total	$1,736	$18	$-	$1,754	$1,754

The following table summarizes the Company's available-for-sale marketable debt securities as of  November 30, 2024 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$2,950	$18	$-	$2,968	$2,968
U.S. Treasury securities	5,889	47	-	5,936	5,936
Total	$8,839	$65	$-	$8,904	$8,904

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of November 30, 2025:

			November 30, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,043	$5,043	$5,043	$-	$-
Corporate bonds	737	748	-	748	-
U.S. Treasury securities	999	1,006	-	1,006	-
Total	$6,779	$6,797	$5,043	$1,754	$-

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of November 30, 2024:

			November 30, 2024
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$11,304	$11,304	$11,304	$-	$-
Corporate bonds	2,950	2,968	-	2,968	-
U.S. Treasury securities	5,889	5,936	-	5,936	-
Total	$20,143	$20,208	$11,304	$8,904	$-

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

6.	TRANSACTIONS WITH BYRNA LATAM

In January 2023, the Company acquired a 51% ownership interest in Byrna LATAM S.A. ("Byrna LATAM"), a corporate joint venture formed to expand the Company’s operations and presence in South American markets, for $0.5 million. The Company accounted for the investment in the joint venture using the equity method.

On August 19, 2024, the Company sold its 51% ownership interest to Fusady S.A. for $1 (the “LATAM Share Purchase Agreement”) and entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned during the fiscal year ended November 30, 2025, and outstanding as of November 30, 2025, was $1.6 million and $1.1 million, respectively. The amount outstanding as of November 30, 2024, was not material. The LATAM Share Purchase Agreement also includes put and call rights based on defined triggers which expire on August 19, 2029.

In January 2023, the Company loaned $1.6 million to Byrna LATAM. The loan bore interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 3.0%. Interest income related to the loan receivable was less than $0.1 million for the years ended November 30, 2025 and 2024. The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. On August 19, 2024, the loan was amended to fix the loan amount at $1,431,112 plus accrued interest of $203,373 for a total loan amount of $1,634,485. The loan bears an annual rate of interest of 5% per annum. The loan is to be repaid in twelve equal monthly installments beginning on August 19, 2025. The loan receivable was recorded as loan to joint venture in the Consolidated Balance Sheets until the consummation of the LATAM Share Purchase Agreement at which time the Company recorded the current portion of the loan as part of Prepaid expenses and other current assets and the non-current portion is recorded as part of the Other assets on the Consolidated Balance Sheets as of November 30, 2025 and 2024. The loan amount outstanding as of November 30, 2025 was $1.1 million, all of which is recorded as part of Prepaid expenses in the consolidated balance sheet. The loan amount outstanding as of November 30, 2024, was $1.7 million. $0.7 million was recorded as part of Prepaid expenses and $1.0 million was recorded as part of Other assets in the consolidated balance sheet.

7.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended three-year and five-year service warranty, was $0.5 million as of  November 30, 2025, $1.8 million as of November 30, 2024, and $1.9 million as of November 30, 2023.

Changes in deferred revenue for the years ended November 30, 2025 and 2024 are summarized below (in thousands). The Company recognized warranty revenue totaling $0.3 million and $0.3 million, respectively, during the years ended November 30, 2025 and 2024.

Deferred revenue balance, November 30, 2023	$1,936
Net additions to deferred revenue	66,120
Reductions in deferred revenue for revenue recognized during the fiscal year	(66,248)
Deferred revenue balance, November 30, 2024	1,808
Net additions to deferred revenue	69,351
Reductions in deferred revenue for revenue recognized during the fiscal year	(70,638)
Deferred revenue balance, November 30, 2025	$521
Less current portion	$496
Deferred revenue, non-current	$25

Revenue Disaggregation

The Company presents disaggregation of revenue by reportable sales channel consistent with ASC 280, as the CODM evaluates the business on a segment basis.

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Years Ended
	November 30,
Geographical Market	2025	2024
U.S./Mexico	$106,128	$78,932
South Africa	1,365	198
Europe/South America/Asia	8,114	4,156
Canada	2,513	2,470
Total	$118,120	$85,756

	Years Ended
	November 30,
Distribution channel	2025	2024
Wholesale (dealer/distributors)	$39,910	$19,900
E-commerce	76,572	65,856
Royalties	1,638	—
Total	$118,120	$85,756

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by revenue stream (in thousands):

	Years Ended
	November 30,
Revenue type	2025	2024
Product	$116,482	$85,756
Royalties	1,638	—
Total	$118,120	$85,756

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies and law enforcement agencies. Accounts receivable, net of allowances, was $10.8 million, $2.6 million, and $2.9 million as of  November 30, 2025, 2024 and 2023 respectively.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

8.	INVENTORY

The following table summarizes inventory (in thousands):

	November 30,	November 30,
	2025	2024
Raw materials	$18,736	$10,307
Work in process	4,387	3,433
Finished goods	9,571	6,232
Total	$32,694	$19,972

The Company reviews inventory for excess and obsolete products and records provisions based on its estimate of the probability that material will not be consumed in production or will be sold below cost. Inventory increased from $20.0 million as of November 30, 2024 to $32.7 million as of November 30, 2025, primarily due to planned production increases to support the expansion of the wholesale and retail segment and the launch of new product configurations. The Company recorded an inventory reserve of $0.4 million at  November 30, 2025 related to slow‑moving components and discontinued SKUs, which is consistent with the $0.4 million inventory reserve recorded at November 30, 2024.

9.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	Estimated Useful	November 30,
	Lives in Years	2025	2024
Computer equipment and software	3-5	$886	$791
Furniture and fixtures	5	820	276
Leasehold improvements	3-7	1,931	1,048
Machinery and equipment	5-7	8,307	4,095
		11,944	6,210
Less: accumulated depreciation and amortization		4,218	2,802
Total		$7,726	$3,408

The Company recognized approximately $1.9 million and $1.2 million in depreciation expense during the years ended November 30, 2025 and 2024, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At November 30, 2025 and 2024, the Company deposited $1.5 million and $2.7 million, respectively, with vendors primarily for supply of molds and equipment where the vendors have not completed supply of these assets. The deposits are presented in the Consolidated Balance Sheets as deposits for equipment. The Company placed $1.1 million, less than $0.1 million, and $7.1 million of leasehold improvements deposits, software deposits, and molds and equipment deposits, respectively, from  November 30, 2024 into service during fiscal year November 30, 2025.  The Company placed $0.4 million and less than $0.1 million of molds and equipment deposits and software deposits, respectively from  November 30, 2023 into service during fiscal year  November 30, 2024.

10.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		As of November 30, 2025			As of November 30, 2024
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(1,234)	$2,721	$3,955	$(978)	$2,977
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(70)	—
Federal Firearms License	3	6	(1)	5
Total		$4,391	$(1,305)	$3,086	$4,385	$(1,048)	$3,337

The trademarks have an indefinite life and will be assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.  Total intangible assets amortization expense for the years ended  November 30, 2025 and 2024 were $0.3 million and $0.3 million, respectively.

Estimated future amortization expense related to intangible assets as of November 30, 2025, are as follows (in thousands):

Fiscal Year Ending November 30,
2026	$259
2027	259
2028	258
2029	257
2030	257
Thereafter	1,436
Total	$2,726

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	November 30,
	2025	2024
Trade payables	$10,082	$7,715
Accrued sales and use tax	648	570
Personnel costs	4,696	4,193
Accrued professional fees	153	124
Other accrued liabilities	285	506
	$15,864	$13,108

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

12.	STOCKHOLDERS’ EQUITY

Stock Buyback Plan

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”). The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until we reach the aggregate limit of $10 million for the repurchases under the program. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. For the year ended November 30, 2025, the Company repurchased 0.06 million shares of common stock for $1.1 million. For the year ended November 30, 2024, the Company repurchased 0.3 million shares of common stock for $3.8 million.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

13.	STOCK-BASED COMPENSATION

2020 Plan

In 2020, the Board and the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 2,500,000. In 2022, the Company’s Board of Directors and the Company's stockholders approved the increase of the number of shares of common stock available for issuance under the 2020 Plan by 1,300,000 shares to a total of 3,800,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee.

Stock-Based Compensation Expense

Total stock-based compensation expense was $3.1 million and $3.4 million for the years ended November 30, 2025 and 2024, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units

During the year ended November 30, 2025, the Company granted performance-based RSUs (“PSUs”) to certain employees. The number of PSUs that may ultimately vest is contingent upon the achievement of specified GAAP revenue targets for the fiscal year 2026 performance period ( December 1, 2025 through November 30, 2026), as well as the participant’s continued employment through November 30, 2027. As of November 30, 2025, the performance metrics are probable of being achieved. The actual number of shares that may be earned ranges from 0% to 200% of the target award, depending on the level of achievement of the performance goals. Any earned PSUs will vest on November 30, 2027, subject to continued service through such date. Compensation expense is recognized for PSUs only to the extent that it is probable the performance conditions will be achieved. During the year ended November 30, 2025, the Company granted 129,588 RSUs consisting of 97,102 time-based RSUs and 32,486 PSUs. During the year ended November 30, 2024, the Company granted 600,000 PSUs with a “double trigger” for vesting based on stock price and time, as follows: (1) one-third of the RSUs would be triggered when the Company’s stock trades above $6.00 on a 20-day VWAP, the second one-third of the RSUs would be triggered when the Company’s stock trades above $9.00 on a 20-day VWAP, and the final one-third of the RSUs would be triggered when the stock trades above $12.00 on a 20-day VWAP and (2) the employee must remain employed by the Company for three years from the effective date for the RSUs to vest. Stock-based compensation expense for the RSUs and PSUs for the year ended November 30, 2025, and November 30, 2024, was $2.1 million and $1.6 million, respectively.

As of November 30, 2025, there was $3.4 million of unrecognized stock‑based compensation cost related to unvested awards, consisting of $2.8 million associated with RSUs and $0.6 million associated with PSUs. This cost is expected to be recognized over a weighted‑average period of approximately 0.9 years.

RSU Valuation

The assumptions that the Company used in a Monte Carlo simulation model to determine the grant-date fair value of RSU's granted with a double trigger for the year ended November 30, 2024, are presented in the table below. The Company did not grant RSUs for the year ended November 30, 2025, that required a Monte Carlo simulation model.

(Monte Carlo simulation model)

2024
Risk free rate	4.33%
Expected dividends	$—
Expected volatility	33%
Expected life (in years)	2.7
Market price of the Company’s common stock on date of grant	$6.03

The following table summarizes the RSU activity during the year ended November 30, 2025:

RSUs
Outstanding, November 30, 2023	976,226
Granted	753,230
Issued	(691,596)
Forfeited	(122,630)
Outstanding, November 30, 2024	915,230
Granted	129,588
Issued	(165,017)
Forfeited	(12,664)
Outstanding, November 30, 2025	867,137

Of the 165,017 RSUs that were settled during the year ended November 30, 2025, 17,794 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes. For the year ended November 30, 2025, RSUs of 147,223, net, were issued in connection with the settlement of RSUs. Of the 691,596 RSUs that were settled during the year ended November 30, 2024, 57,697 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes, and 21,905 units were repurchased by the Company for $0.3 million for shares withheld to pay the payroll tax liability of the vesting RSUs and treated as treasury stock. For the year ended November 30, 2024, RSUs of 611,994, net, were issued in connection with the settlement of RSUs.

Stock Options

During the year ended  November 30, 2025, the Company did not grant any options. During the year ended  November 30, 2024, the Company granted options to employees and directors to purchase 199,500 shares of common stock. The Company recorded stock-based compensation expense for options granted to its employees and directors of $1.0 million and $1.8 million during the years ended  November 30, 2025 and 2024, respectively.

As of  November 30, 2025, there was $0.3 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.2 years.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and non-employees for the year ended November 30, 2024, were as follows:

2024
Risk free rate	4.10%
Expected dividends	0%
Expected volatility	76%
Expected life (in years)	6.5
Market price of the Company’s common stock on date of grant	$6.89
Exercise price	$6.89

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

The following table summarizes option activity under the 2020 Plan during the years ended  November 30, 2025 and 2024:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2023	1,384,666	$7.12
Granted	199,500	6.89
Exercised	(292,827)	3.01
Expired	—	—
Forfeited	(49,500)	7.24
Outstanding, November 30, 2024	1,241,839	$9.11
Granted	—	—
Exercised	(137,001)	10.58
Expired	(586)	1.90
Forfeited	(16,667)	8.96
Outstanding, November 30, 2025	1,087,585	$8.96

Exercisable, November 30, 2025	878,250	$9.26
Exercisable, November 30, 2024	766,196	$9.58

Of the 137,001 shares issued upon exercise of options during the year ended  November 30, 2025, 36,807 options were surrendered due to cashless exercise. Of the 292,827 shares issued upon exercise of options during the year ended  November 30, 2024, 61,859 options were surrendered due to cashless exercise.

The stock options outstanding at the end of the year had weighted-average contractual life as follows:

	2025	2024
	(in years)	(in years)
Total outstanding options	6.60	7.48
Total exercisable options	6.33	7.04

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

14.	EARNINGS PER SHARE

Diluted earnings per share (“EPS”) includes the effect of potentially dilutive common stock equivalents, including stock options and restricted stock units (“RSUs”), to the extent such securities are dilutive. Basic EPS is computed using the weighted‑average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

	November 30,
	2025	2024
Net income	$9,687	$12,792

Weighted-average number of shares used in computing net income per share, basic	22,665,395	22,504,938
Weighted-average number of shares used in computing net income per share, diluted	24,149,794	23,139,549
Net income per share - basic	$0.43	$0.57
Net income per share - diluted	$0.40	$0.55

The Company’s potential dilutive securities, which include stock options and RSUs have been excluded from the computation of diluted net income per share as the effect would be anti-dilutive. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	November 30,
	2025	2024
Stock options	—	256,423
Restricted stock	29,233	19,374
Total	29,233	275,797

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

15.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the Chief Executive Officer ("CEO") of the Company beginning July 1, 2020, with no stated termination date. Sublease payments received were less than $0.1 million and less than $0.1 million during the years ended November 30, 2025 and 2024, respectively.

Fusady is owned, in equal 25% shares, by four individual investors. These four individuals also each own 25% of Bersa S.A. Bersa S.A. is a distributor of the Company’s products in Argentina. There were $0.1 million sales to Bersa S.A. during the year ended November 30, 2024. Because of the divesture of the joint venture in August 2024, Fusady is no longer considered a related party.

16.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and formerly in South Africa and does not have any finance leases.

In 2019, the Company entered into a real estate lease for office space in Andover, Massachusetts. In August 2021, the lease was amended to include additional space and extended the term of the existing space by one year. The new lease expiration date is February 29, 2028.

The Company previously leased office and warehouse space in South Africa. The lease had been extended through December 2025 and was not renewed. Manufacturing operations at this location ceased during the third quarter of 2025.

The Company leased warehouse and manufacturing space in Fort Wayne, Indiana. The lease was to expire on July 31, 2025. Commencing in August 2022, the Company sub-leased this Fort Wayne facility. The amount received from the sub-lease was immaterial. In March 2024, the Company terminated the lease and sublease.

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

Commencing on April 1, 2025, the Company entered into another operating lease for office space located in Las Vegas, Nevada. The lease term is for three years, expiring on April 30, 2028. As of November 30, 2025, the total right-of-use asset amounting to $0.1 million and the corresponding lease liability of $0.2 million are reflected in the Company's consolidated financial statements.

Commencing in October 2025, the Company assumed two operating leases for retail suites located in Santa Clarita, California. The leases each have a two-year term, commencing on October 3, 2025 and expiring on September 14, 2027. The Company subleases both suites to a third-party dealer. The Company remains the primary obligor under the head leases and invoices the subtenant for an equivalent amount of rent with no markup. As of November 30, 2025, the combined right-of-use assets and lease liabilities associated with the two leases are reflected in the Company’s consolidated financial statements.

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

As of November 30, 2025 and 2024, the elements of lease expense were as follows (in thousands):

	November 30,
	2025	2024
Lease Cost:
Operating lease cost	$767	$599
Short-term lease cost	74	—
Total lease cost	$841	$599

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$562	$633
Operating lease liabilities arising from obtaining right-of-use assets	$264	$1,404

Operating Leases:
Weighted-average remaining lease term (in years)	3.8	4.7
Weighted-average discount rate	7.8%	8.04%

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

Future lease payments under non-cancelable operating leases as of November 30, 2025 are as follows (in thousands):

Fiscal Year Ended November 30,
2026	$885
2027	773
2028	386
2029	266
2030	160
Thereafter	226
Total lease payments	2,696
Less: imputed interest	350
Total lease liabilities	$2,346
Operating lease liabilities, current	$734
Operating lease liabilities, non-current	$1,612

17.	INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended November 30,
	2025	2024
United States	$12,418	$8,226
Foreign	(677)	(1,142)
Total	$11,741	$7,084

The components of the provision (benefit) for income taxes is as follows (in thousands):

	Year Ended November 30,
	2025	2024
Current expense:
Federal	$67	$6
State	267	123
Foreign	17	—
Total current expense:	351	129

Deferred expense (benefit):
Federal	1,832	(5,164)
State	(129)	(673)
Foreign	—	—
Total deferred expense (benefit)	1,703	(5,837)

Total income tax provision (benefit)	$2,054	$(5,708)

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended November 30,
	2025	2024
Income at US statutory rate	21.00%	21.00%
State income taxes	0.74%	3.15%
Permanent differences	(1.82)%	15.06%
Foreign rate differential	(0.35)%	(0.96)%
Valuation allowance	(0.33)%	(118.75)%
Tax credits	(2.03)%	(4.41)%
Other	0.28%	4.60%
Total	17.49%	(80.31)%

The net deferred income tax asset (liability) balance related to the following (in thousands):

	November 30,
	2025	2024
Net operating loss ("NOL") carryforwards	$2,002	$3,438
Research and development tax credits	430	318
Stock-based compensation	1,230	1,033
Inventory reserve	110	107
Allowance for current expected credit losses	14	70
Personnel costs	949	879
Warranty reserves	35	57
Foreign tax credit carryforwards	9	9
Capital loss carryover	118	115
Unrealized losses	23	14
Deferred revenue	—	21
Lease liability	535	583
Research and experimental capitalization	1,113	802
Business interest limitation	425	325
Subtotal deferred tax assets	6,993	7,771
Valuation allowance	(775)	(837)
Total deferred tax assets	6,218	6,934

Depreciation and amortization	(1,619)	(555)
Right of use asset	(465)	(542)
Total deferred tax liabilities	(2,084)	(1,097)

Net deferred tax assets (liabilities)	$4,134	$5,837

The Company notes less than $0.1 million of a United States state refundable tax credit awarded in the year has been recorded as a component of income before income taxes in accordance with U.S. GAAP.  As of November 30, 2025, the Company had federal and state NOL carryforwards of approximately $7.5 million and $3.2 million, respectively, which begin to expire in 2029 for federal and state purposes. The federal NOL carryforwards include approximately $4.7 million, which do not expire. The Company had foreign NOL carryforwards of $0.9 million which can be carried forward indefinitely. The Company had federal and state research and development tax credits of approximately $0.2 and $0.2 million, respectively, as of November 30, 2025. The federal and state research and development credits begin to expire in 2044 and 2039, respectively. There were $0.1 and $0.2 million of federal or state research and development tax credits as of  November 30, 2024, respectively. Deferred tax assets are presented separately in the accompanying Consolidated Balance Sheets.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of November 30, 2025 and 2024, respectively, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the US deferred tax assets will be realized. Accordingly, the Company has reversed most of its US valuation allowance as of November 30, 2024, and maintains a full valuation allowance on the South Africa deferred tax assets as of November 30, 2025 and 2024.

At November 30, 2025 and 2024, the Company recognized valuation allowances of $0.8 million and $0.8 million, respectively, related to its deferred tax assets. The net increase (decrease) of less than $0.1 million and $(8.5) million in the valuation allowance reflects the net operating loss position in South Africa for November 30, 2025 and the release of the U.S. valuation allowance for November 30, 2024, respectively

.

Pursuant to Internal Revenue Code Section 382, use of NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize the NOL carryforwards remaining at an ownership change date. The Company last completed a Section 382 analysis regarding whether an ownership change had occurred for Company through November 30, 2024. Based on the analysis, the cumulative ownership change is 12.07%. As a result, no resulting limitation of NOL carryforwards has been considered in determining the valuation allowance position against the related deferred tax assets as noted above.

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize, rather than deduct, research and experimental, or R&E, expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the prior year ended November 30, 2023 and resulted in the capitalization for income tax purposes of R&E costs through November 30, 2024 of $4.5 million. During the year ended November 30, 2025, the capitalization for income tax purposes of R&E costs is $2.4 million. The Company will amortize these costs for tax purposes over five years if the R&E was performed in the U.S. and over 15 years if the R&E was performed outside the U.S.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law including provisions related to domestic research and development expenses and bonus depreciation, among others. Bonus depreciation on new fixed asset additions placed in service after January 19, 2025 is now 100% and the Company has included the estimated impact of items affecting its current tax period as part of its income tax expense computed for the year ended November 30, 2025. The provision related to domestic research and development expenses and other provisions are in effect for tax years beginning after December 31, 2024 and will not be in effect for the Company until next year, but the Company does not expect a material impact of the OBBBA on its consolidated financial statements as of November 30, 2025.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

18.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of its business, the Company may be subject to certain legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company does not believe it is currently a party to any pending legal proceedings. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows.

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

19.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

Effective for the fiscal year ended November 30, 2025, the Company adopted ASU 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. As a result, the Company expanded its segment disclosures to provide information about significant segment channel expenses, other segment items, and the measures used by the Company’s Chief Operating Decision Maker (“CODM”) in evaluating segment performance. Beginning in fiscal 2025, the Company manages its operations through two reportable channels: (1) Direct‑to‑Consumer (“DTC”) – includes sales through the Company’s e‑commerce websites, Amazon storefronts, and Company‑operated retail stores, and (2) Wholesale ("dealer/distributor") – includes sales to distributors, law‑enforcement agencies, retailers, and international distributors.

The CEO, who is also the CODM, evaluates sales channel performance primarily based on sales channel revenue less cost of sales and gross margin. Operating expenses, including marketing and variable expenses, executive compensation, public company costs, certain IT infrastructure costs, share‑based compensation, and items not allocable to a specific segment, are reported as Other Items. No segment‑specific balance sheet information is regularly reviewed by the CODM; therefore, the Company does not report segment assets or segment liabilities.

The tables below (in thousands) summarize the Company’s revenue, long-lived assets and total assets as of November 30, 2025 and 2024, respectively by geographic region. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
2025	$106,128	$1,365	$8,114	$2,513	$118,120
2024	$78,932	$198	$4,156	$2,470	$85,756

Long-lived assets	US	South Africa	Total
2025	$14,256	$93	$14,349
2024	$10,966	$896	11,862

Total Assets	US	South Africa	Canada	Total
2025	$80,160	$3,990	$338	$84,488
2024	$66,794	$5,128	$—	$71,922

The table below (in thousands) summarize the Company’s revenue by reportable sales channel as of November 30, 2025:

	Year Ended
	November 30, 2025

	DTC	Wholesale	Total
Revenue	$76,572	$41,548	$118,120
COS	26,493	20,157	46,650
Gross Margin	$50,079	$21,391	$71,470
Gross Margin %	65.4%	51.5%	60.5%

Operating Expenses			$59,632

Profit from operations			$11,838
Operating Margin %			10.0%

The table below (in thousands) summarize the Company’s revenue by reportable sales channel as of November 30, 2024:

	Year Ended
	November 30, 2024

	DTC	Wholesale	Total
Revenue	$65,856	$19,900	$85,756
COS	22,863	10,121	$32,984
Gross Margin	$42,993	$9,779	$52,772
Gross Margin %	65.3%	49.1%	61.5%

Operating Expenses			$46,101

Profit from operations			$6,671
Operating Margin %			7.8%

20.	FINANCIAL INSTRUMENTS

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

BYRNA TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

November 30, 2025 and 2024

(Amounts expressed in US Dollars)

During the years ended November 30, 2025 and 2024, the US dollar weakened in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ revenues, expenses, assets and liabilities, and intercompany loan held in South African rand, respectively. As a result, the Company recorded a translation adjustment loss of $0.4 million and $0.6 million primarily related to the South African rand during the years ended November 30, 2025 and 2024, respectively. The translation adjustment related to the Company’s Canadian subsidiary, which was established in 2025, was immaterial for the period.

The Company’s South African subsidiary's revenues, cost of goods sold, and operating costs are denominated in South African rand. Consequently, fluctuations in the US dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into US dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the US exchange rate, the impact on the loss and stockholders’ equity is not material.

The Company’s Canadian subsidiary’s revenues, cost of goods sold, operating costs, and capital expenditures are denominated in Canadian dollars. Consequently, fluctuations in the U.S. dollar exchange rate against the Canadian dollar may increase the volatility of reported sales, cost of goods sold, operating costs, and net earnings when translated into U.S. dollars. The Company does not currently use forward contracts, options, or other derivative instruments to manage foreign‑currency exchange risk. Management believes that the impact of reasonably possible changes in foreign‑currency exchange rates on the Company’s loss and stockholders’ equity is not material.

ii)	Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, marketable securities, accounts receivable, and the loan receivable from Byrna LATAM. The Company maintains cash and cash equivalents with high credit quality financial institutions located in the US, Canada, and South Africa. The Company maintains cash and cash equivalents balances along with marketable securities with financial institutions in the US in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of November 30, 2025, two of the Company's customers accounted for approximately 47% of total accounts receivable. As of  November 30, 2024, two customers accounted for 36% of total accounts receivable.

The Company loaned $1.6 million to Byrna LATAM in January 2023. As of November 30, 2025, the outstanding balance on this loan was $1.1 million. The Company determines if an estimate for a credit loss on this loan is needed by considering the financial position of Byrna LATAM, the current economic environment, collections on our accounts receivable balances with Byrna LATAM, as well reasonable and supportable forecasts to support the payment of this loan. The Company reviews these factors quarterly to determine if any adjustments are needed.

21.	SUBSEQUENT EVENTS

On February 3, 2026, the Company entered into a credit agreement with Texas Capital Bank (the "Credit Agreement").  The Credit Agreement is for a total of $20 million credit facility and is made up of a $5 million revolving line of credit and a $15 million delayed term loan.  The term of the Credit Agreement is five years with a maturity date of February 3, 2031. The interest rate is SOFR plus 2.5% - 2.75% depending on certain ratios. The Credit Agreement is collateralized by all assets of the Company.

(3) Exhibits.

The following exhibits are filed as part of this Report. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

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

10.16†	Asset Purchase Agreement by and between Byrna Technologies Inc. and Fox Labs International, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K wiled with the Securities and Exchange Commission on May 25, 2022).

10.17#	Employment Agreement, dated September 1, 2023, by and between the Company and Bryan Ganz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2023).

10.18#	Employment Agreement, dated June 12, 2024, by and between the Company and Laurilee Kearnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

10.19#	Separation Agreement, dated June 19, 2024 between the Company and David North (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

10.20	Consulting Agreement, dated June 19, 2024 between the Company and David North (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2024).

10.21#	Byrna Technologies, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025).

10.22#	Form of Participation Agreement for Byrna Technologies, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025).

10.23	Credit Agreement dated February 3, 2026, between the Company and Texas Capital Bank.

19.1	Insider Trading Policy.*

21.1	List of Registrant's Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Byrna Technologies Inc. Clawback Policy.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith

**	Furnished herewith

#	Management contract or compensatory plan or arrangement

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

February 5, 2026	Byrna Technologies Inc.

	By:	/s/ Bryan Ganz
	Name:	Bryan Ganz
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryan Ganz	Chief Executive Officer, President and Director	February 5, 2026
Bryan Ganz	(Principal Executive Officer)

/s/ Laurilee Kearnes	Chief Financial Officer	February 5, 2026
Laurilee Kearnes	(Principal Financial Officer and Principal Accounting Officer)

/s/ Herbert Hughes	Chairman	February 5, 2026
Herbert Hughes

/s/ Leonard Elmore	Director	February 5, 2026
Leonard Elmore

/s/ Chris Lavern Reed	Director	February 5, 2026
Chris Lavern Reed

/s/ Emily Rooney	Director	February 5, 2026
Emily Rooney