Form 10-K/A
period 2025-11-30
Byrna Technologies Inc.
filed 2026-03-30
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-40385

Byrna Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-1050654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Burtt Road, Suite 115
Andover, MA 01810
(Address of Principal Executive Offices, including zip code)

(978) 868-5011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	BYRN	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 30, 2025) was approximately $406,511,947 based upon a share valuation of $26.66 per share.

As of March 30, 2026, the Company had 25,324,237 issued and 22,685,654 outstanding shares of common stock.

Auditor Name: EisnerAmper LLP Auditor FirmID: 274 Auditor Location: Iselin, New Jersey

EXPLANATORY NOTE

Byrna Technologies Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2025 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 5, 2026 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. We currently expect that our definitive proxy statement for the 2026 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●

Amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items and file agreements described in Part III that were entered into following the filing of the Original Form 10-K;

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

References in this Report to the “Company,” “we,” “us,” or “our” refer to Byrna Technologies Inc. and its subsidiaries unless the context clearly requires otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

As of the date of this Report, our directors and executive officers are as follows:

Conn Davis	44	Chief Executive Officer and Director
TJ Kennedy	54	Chair of the Board
Herbert Hughes	66	Director
Leonard Elmore	74	Director
Chris Lavern Reed	57	Director
Adam Roth	57	Director
Emily Rooney	76	Director
Laurilee Kearnes	54	Chief Financial Officer and Treasurer
Luan Pham	54	President

Conn Davis became the Company’s Chief Executive Officer and a member of the Board of Directors effective March 2, 2026.  Mr. Davis previously served, from March 1 2025 to March 1, 2026, as Managing Director of Annalex Equity (“Annalex”), a private equity independent sponsor that he founded. Prior to founding Annalex, Mr. Davis was a senior member of the executive leadership team at MasterBrand Inc. (NYSE: MBC) (“MasterBrand”), serving from April, 2023 to February, 2025 as Executive Vice President, Strategy & Corporate Development, from September, 2021, to April, 2023, as EVP, Corporate Strategy and GM eCommerce and from June, 2020 to September, 2021, as Vice President, Corporate Strategy. Prior to joining MasterBrand, Mr. Davis served as Director of Strategy at Fortune Brands Home & Security, before which he worked at Bain & Company. Earlier in his career he practiced as an attorney. Mr. Davis holds a bachelor’s degree from Southeast Missouri State University, a J.D. from DePaul University, and an M.B.A. from the Olin Business School at Washington University in St. Louis.  Mr. Davis is an accomplished executive with significant experience leading strategies and teams across product innovation and development, marketing, and eComerce. Mr. Davis’s qualifications to sit on the Board of Directors include his deep experience building M&A strategies and pipelines, creating product innovation roadmaps, leading pricing and go-to-market redesign, his track record of delivering measurable efficiency gains, performance improvements, and driving top- and bottom-line growth.

TJ Kennedy became Chair of the Company’s Board of Directors on March 2, 2026, and has served as an Independent Director on the Board of Directors since September 2025. Since October 13, 2025, Mr. Kennedy has served as Chief Executive Officer & President (and since April 2022 as a director) of GeoComm (part of the Granite Partners private equity portfolio), a SaaS public safety company that provides precise location intelligence to communities across the United States. Since January 2025, Mr. Kennedy also has served as a fractional Chief Executive Officer of Fractional Source, which provides fractional C-Level leadership to government agencies and technology companies. From April 2022 to April 2023,  Mr. Kennedy served as Chief Executive Officer of Wrap Technologies (Nasdaq: WRAP), where he was also a member of the Board of Directors from April 2021 to April 2023. From July 2020 to April 2022, Mr. Kennedy served as Chief Executive Officer, President, and a member of the Board of Directors of Qumu (Nasdaq: QUMU).  Previously, Mr. Kennedy held positions at other technology companies and in public service, including service as a critical care flight paramedic, firefighter and State Trooper, and President of FirstNet. Mr. Kennedy brings more than two decades of leadership experience in technology, wireless, and public safety. Mr. Kennedy holds a B.S. in health promotion and education from the University of Utah and an M.B.A. from Johns Hopkins University.  Mr. Kennedy’s qualifications to sit on our Board of Directors include his extensive executive, technology industry, board governance and public safety experience.

Herbert Hughes has been a director since July 9, 2019, and served as Board Chair from June 2022 through March 2, 2026. He served as Lead Independent Director from December 2021 through June 16, 2022. Mr. Hughes also is Chair of the Audit Committee serves as a member of the Compensation Committee, a member of the Nominating and Governance Committee, and previously served as search Chair of the Succession sub-committee. Mr. Hughes previously served as Chair of an Ad Hoc Committee during 2021 and 2022 overseeing the establishment of the Company’s stock repurchase program. Mr. Hughes has over three decades of experience in finance, risk management, operational management, and derivatives modeling as an advisor and leader of a diverse range of businesses and is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Since November 2024 Mr. Hughes has served on the Board of Directors of Mission Arizona Health Acquisitions, Inc., a private nutritional health company. Most recently, is serving as a co-chair of the board of directors for Data X Energy, Inc., a private AI datacenter company that is building a 1-gigawatt data center in Arizona. Since March 2017, Mr. Hughes has been Chief Financial Officer of Wormhole Labs Inc. (“Wormhole Labs”), a metaverse emerging technology company using mixed and augmented applications in enterprise and consumer markets and has served on its board of directors. On December 27, 2023, Wormhole Labs filed a voluntary petition for protection under Chapter 11 of the bankruptcy code in the U.S. Bankruptcy Court for the Western District of Texas, and Mr. Hughes has continued as a manager and Chief Financial Officer of the reorganized company. At Wormhole Labs, Mr. Hughes is responsible for financial reporting, capital structure and formation, and SAAS and ecommerce negotiations, and has worked with the Chief Technology Officer on issues related to the development of Wormhole’s cybersecurity program. Since September 2023, Mr. Hughes has been Chief Financial Officer of Wormhole Information Technology Systems (“WITS”), and a member of its Board. At WITS Mr. Hughes is responsible for financial reporting, capital structure, and SAAS and enterprise negotiations. WITS is owned in part by Wormhole Labs and builds augmented reality-based enterprise software for power grid companies and other enterprises. Mr. Hughes has held executive level positions in several industries including technology, hospitality, asset management, oil and gas exploration and production, and oil industry services.

Through his professional investment and advisory positions, Mr. Hughes has gained valuable experience with some of the unique challenges related to leadership and growth of an early-stage technology business. Mr. Hughes received a B.A. from Harvard University, and is a member of the Minnesota Chippewa tribe and the National Congress of American Indians. Mr. Hughes was the Company’s first independent Board Chair. During his tenure as Chair of the Audit Committee, the Company eliminated material weaknesses in its financial processes and controls, the Audit Committee has established and implemented a robust oversight program to monitor financial and enterprise risk, facilitate timely and reliable financial reporting, systems, and controls, facilitate information flow to the Board of Directors and improve communication Among stakeholders, management and the Board. Mr. Hughes prioritizes shareholder engagement and management input, seeking to improve the transparency and responsiveness of the Board of Directors to all constituencies, with the overriding goal of aligning the interests of shareholders with Board and management decisions to deliver sustained shareholder value and alignment. In his past role as Board Chair and as the senior member of the Compensation Committee he has taken the lead in (i) engaging with stockholders on compensation topics (ii) including stockholder and proxy advisor feedback in the Compensation Committee’s decision-making processes, and (iii) working to improve the transparency of compensation processes and decisions.

Chris Lavern Reed has been a Director since September 1, 2020, and, since April 2012, has been the managing partner of Roca Property Group (previously Garcia Reed Investments, LLC), a real estate management and investment entity. Mr. Reed is Chair of the Compensation Committee and is a member of the Audit, Nominating and Governance, and Product Safety Committees. Mr. Reed has over three decades of experience in global law enforcement. Since August 2022 Mr. Reed has served as an International Financial Crimes Advisor, providing strategic consultation, project management, and risk analysis services in the anti-money laundering and counter-terrorism financing field to international clients. From October 2018 through April 29, 2022, he served with the U.S. Department of State, overseeing classified investigations. From December 2016 to July 2018, Mr. Reed served as the Special Agent in Charge and Director at the U.S. Agency for International Development Office of Inspector General (“USAID OIG”). Prior to his leadership role with USAID, Mr. Reed served in numerous leadership roles within the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”). Most recently in February 2026, Mr. Reed was selected as an advisory board member for the Arizona International Business Association (AIBA). Through his work, Mr. Reed has established professional qualifications and training in leadership, security, and financial crime investigations and has strategic and operational experience related to financial risk and fraud matters. Mr. Reed has served as an instructor for the U.S. Department of State Foreign Service Institute and has spoken internationally on the topics of fraud, corruption, and a host of investigative topics. He has served as a subject matter expert in the U.S. Senate on law enforcement, homeland security and fraud issues. Through his government work, Mr. Reed has developed an understanding of complex public policy matters, the government contracting process, and has extensive experience in crisis management and global law enforcement training. He has completed continuing education coursework related to cybercrime, fraud, and business identity theft, among other cybersecurity topics, is a member of the Association of Certified Fraud Examiners and has been a Certified Fraud Examiner since April 2018. Mr. Reed also is a graduate of Georgetown University’s Congressional Fellow Program and has completed Columbia Business School’s Executive Development and Management Programs. Through his business degree, professional certifications, 10 plus years of business experience in the private sector, over 30 years of experience in relevant global and federal law enforcement, and BATF experience, Mr. Reed has developed a broad legal and technical knowledge base including expertise related to money-laundering, bribery, financial fraud corruption and internal conflict of interest schemes designed to hide illicit proceeds. His education, experience and training bring the Board critical oversight and investigative skills, important subject matter expertise, and a high degree of financial literacy. A veteran of the U.S. Marine Corps., he received an M.B.A. from Champlain College, an M.A. from Northern Arizona University, and a B.A. from Indiana University.

Since Mr. Reed became Chair of the Compensation Committee, the Committee has worked to understand and address stockholder and proxy advisor feedback concerning past executive compensation decisions and the Company’s incentive compensation programs by, among other things, negotiating a new agreement with the Company’s last CEO with only performance-based equity incentives, restructuring the short-term incentive program to a formulaic program including pre-determined metrics and corresponding payouts, restructuring the Company’s Long-Term incentive program to include 50% performance based stock units, added transparency to compensation decisions and the compensation process, and expanding stockholder outreach to better engage with a broader range of investors, particularly institutional investors.

Emily Rooney has been a director since October 1, 2021. She chairs the Company’s Product Safety Committee and serves on the Nominating and Governance Committee and the Search and Succession sub-Committee. She previously served on the Audit Committee from October 2021 to June 2022 and on an Ad Hoc Committee during 2021 and 2022 overseeing the establishment of the Company’s stock repurchase program. Ms. Rooney has over 40 years of experience as a journalist. Since October 1, 2021, she has been working with Muddhouse Media producing a bi-monthly podcast entitled “Beat the Press” which can be heard through Spotify and Apple Music. From December 1998 through September 2021, she was Executive Editor and host for WGBH’s Emmy Award winning television show Beat the Press, examining media coverage of current events. From January 1997 to December 2014, she was also the creator, Executive Editor, and host of the television show Greater Boston with Emily Rooney. Previously she was the political director for Fox News in New York and Executive Producer of World News Tonight with Peter Jennings, positions in which she oversaw multimillion-dollar budgets. Ms. Rooney’s deep understanding and discerning examination of media, politics, and culture, and her writing and speaking skills, have earned her numerous awards, including the National Press Club’s Arthur Rowse Award for Press Criticism, a series of New England Emmy Awards, and Associated Press recognition for Best News/Talk Show. As an investigative journalist she has examined such company relevant topics as media coverage, financial fraud, police use of lethal force, social justice initiatives, and legislative initiatives related to gun control. Ms. Rooney’s relationships help further the Company’s deep understanding of politics, culture, the media, and public sentiment, are beneficial to the Board in overseeing and facilitating the development of the Company’s business strategy. Ms. Rooney received a B.A. from The American University, Washington D.C.

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

Leonard Elmore has been a director since December 2021. He serves as Chair of the Nominating and Governance Committee, was a member of the Search and Succession Subcommittee, and is a member of the Audit Committee and the Product Safety Committee. He previously served as a member of the Product Safety Committee from December 2021 to June 2022, and during 2021 and 2022 as a member of an Ad Hoc Committee overseeing the establishment of the Company’s stock repurchase program. Mr. Elmore is a retired attorney and business leader, a television sports personality, and an educator. He has a wide spectrum of experience in the private and public sectors, and, through his Co-Chairmanship of the John and James L. Knight Foundation’s Knight Commission on Intercollegiate Athletics, is involved in public interest initiatives directed at promoting diversity, inclusion, and reform in college athletics. A former collegiate basketball All American at the University of Maryland at College Park and a ten-year professional player in both the ABA and NBA, Mr. Elmore has been a Broadcast Analyst for the BIG Ten Network since November 2020. Since August 2018, Mr. Elmore has also served as Senior Lecturer in Discipline at the Columbia University School of Professional Studies Sports Management Program. Mr. Elmore’s prior business experience includes serving as Chief Executive Officer of iHoops, the official youth basketball initiative of the NCAA and NBA, and as the President of Test University, a leading provider of Internet-delivered learning solutions for pre-college students. As a practicing attorney, Mr. Elmore was a Partner with the law firm of Dreier LLP and, before that, Senior Counsel with LeBoeuf, Lamb, et. Al. (subsequently, Dewey & LeBoeuf). He began his legal career as an Assistant District Attorney with the King’s County (Brooklyn) District Attorney in New York City. Mr. Elmore has extensive public and private Board experience. Since October 2020, Mr. Elmore has been a member of the Board of Directors of 1800Flowers.com (Nasdaq: FLWS), a leading online and telephonic gift and flower retailer, and is the Chair of its Nominating and Corporate Governance Committee. From 2007 until February 2020, Mr. Elmore served as a Director on the Board of Directors of Lee Enterprises, Inc. (Nasdaq: LEE), a newspaper publishing company, where he served on the Audit Committee. He also sat on the Board of iHoops from its foundation. Mr. Elmore has been involved for over a decade in public interest endeavors of the John and James L. Knight Foundation’s Knight Commission on Intercollegiate Athletics, whose focus is to develop, promote and lead transformational change that prioritizes the education, health, safety and success of college athletes, and currently serves as one of the Commission’s Co-Chairs. He chairs the Commission’s Racial Equity Task Force and is a member of its Leadership Committee. He also is on the Board of Advisors of the Shirley Povich Center for Sports Journalism at the University of Maryland College Park Merrill School of Journalism. He received a J.D. from Harvard Law School and a B.A. from the University of Maryland. Mr. Elmore’s education, business experience and experience as a director of other public companies, including as a member of Audit and Governance committees, bring the Board experience in oversight (including of financial reporting and ESG areas), public relations (including media relationships), and a high degree of financial literacy. During his tenure on the Nominating and Governance Committee.

During his tenure on the Nominating and Governance Committee Mr. Elmore was instrumental in the transition to an independent Chair, the restructuring of the Compensation Committee’s responsibilities to improve Board efficiency, improvements to the Board self-evaluation process, development of various ESG related policies, adoption of a Clawback Policy and mandatory agreements by section 16 officers and other senior officers to comply with the Clawback Policy. He also has taken an active role, on behalf of the Board and as a member of the new Succession Committee, in driving the development of plans for internal career paths, career-related training and development and departmental crisis management, business continuity and succession plans. We believe Mr. Elmore’s legal education and professional experience, experience as an executive in the public and private sectors, experience on the Boards and on the Nominating and Governance and Audit Committees of other public companies, demonstrated commitment to social justice, safety and promotion of diversity, his experience as a professional athlete and television commentator, and his hands on approach to oversight qualify him to serve on our Board and also bring the board important leadership qualities and a high degree of financial literacy. Mr. Elmore is African-American and is one of three directors on our board who has self-identified as belonging to an underrepresented racial, ethnic, or other minority group, diversity that we believe adds to the quality, depth, and perspective of the Board.

Adam Roth has been a director since September 4, 2025. Since May,2025, he has served as Managing Director of Synthesis Consulting Group, a strategic brand advisory firm that he founded, focused on advising senior executives, identifying and maximizing key growth opportunities. Mr. Roth retired in May, 2024, from Nike, Inc. (NYSE: NKE) after a 25-year career.  At the time of his retirement, Mr. Roth was the VP of North America Marketing from September 2021, through May 2024. Earlier Nike roles included VP of Asia-Pacific & Latin America Marketing, from August, 2019 to September, 2021, VP of Global Brand Communications, VP of Global Brand Innovation, VP of Global Running Brand, and VP of Global Basketball Brand. Earlier in his career he held senior roles at TBWA\Chiat\Day, Foote Cone & Belding, and Saatchi & Saatchi. With more than three decades of global branding and marketing experience, Mr. Roth provides valuable guidance and insights to Byrna’s Board and Management to facilitate the Company’s development and execution of its long-term growth strategy. He graduated magna cum laude from Brown University.

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

Luan Pham was named President of the Company effective March 17, 2026, and previously served as Chief Marketing and Revenue Officer since January 2022, and joined the Company as Chief Marketing Officer in January 2021. He previously served as Chief Revenue and Marketing Officer, from June 2017 to December 2020, of Laird Superfood, Inc. (NYSE: LSF), a creator of plant-based food products. Immediately before joining Laird, and since January 2012, Mr. Pham was Head of Marketing for Condé Nast's Golf Digest. Previously, Mr. Pham was Senior Director of Marketing for Golf and Tennis at Ralph Lauren. Mr. Pham received a B.A. from California State University, Fullerton.

Family Relationships

There are no family relationships between any of our officers or directors.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met seven times during fiscal year ended November 30, 2025, and also acted by unanimous written consent. Two of the Board meetings were held at our headquarters in Andover and at our facilities in Ft. Wayne, Indiana. Members of management are invited to and attend selected board and committee meetings, depending on the agenda, to report on relevant topics and respond to questions, and engage informally with committee chairs on relevant topics.

Our Annual Meeting of Shareholders was held in Andover on July 19, 2025.

Board Committees

During the fiscal year ended November 30, 2025, the Company’s standing committees consisted of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Product Safety Committee. During the fiscal year ended November 30, 2025, the Audit Committee met four times, the Compensation Committee met six times, the Nominating and Governance Committee and the Search and Succession Subcommittee met a total of eight times, and the Product Safety Committee met once independently and also reported to the full board on safety topics, including during a visit to the Company’s facilities in Fort Wayne, at Board meetings. Each director attended at least 75% of the combined Board and applicable committee meetings. Executive sessions or meetings of outside (non-management) directors without management present are included on the agenda for each regularly scheduled Board of Directors and Audit Committee meeting as well as any other committee meeting attended by management. During the fiscal year ended November 30, 2025, the independent directors held executive sessions without management present in conjunction with meetings of the full Board and Audit committees. In addition, the Compensation Committee and the Nominating and Governance Committee meet with outside counsel and compensation and executive search consultants outside of the presence of management in conjunction with their scheduled meetings, meetings of the Search and Succession subcommittee and as needed outside of regularly scheduled meetings.

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

Our current Audit Committee members are Herbert Hughes (Chair), Chris Lavern Reed, and Leonard Elmore. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. Our Nominating and Governance Committee and the Board have determined that Herbert Hughes is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of the other committee members has the level of “financial literacy” required by the applicable rules and regulations of the SEC. During fiscal year 2025, each current member of the Audit Committee was present at 100% of the Audit Committee meetings held during such director's tenure as a member of the Audit Committee.

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

Many key compensation decisions are made during the first part of the fiscal year including review of the management team’s performance during the fiscal year concluded, determination of annual, short-term incentive cash bonus awards for the completed fiscal year, and discussion of compensation related targets, objectives and key metrics for the new fiscal year. However, compensation is an ongoing process, and the committee holds regularly scheduled meetings throughout the year, based on its annual meeting cycle, for purposes of evaluation, planning and taking appropriate action including consideration of Say on Pay votes and feedback from stockholder engagement during proxy solicitation and following our Annual Meeting, the award of new hire grants, and to discuss compensation related topics with its advisors and management. In addition, the committee may convene special meetings in addition to its regularly scheduled meetings on any of these topics, to consider compensation topics raised by management, to consider compensation packages for potential candidates for executive positions, including grants proposed in connection with promotions or to facilitate the inducement of any external candidate for a senior management position, and to discuss topics related to retention or turnover, or to consider market developments, peer group composition, feedback on or risks identified in incentive programs, changes in SEC rulemaking, Nasdaq listing requirements, or proxy advisor guidelines related to compensation, or other topics within its purview. The Compensation Committee meets with the Chief People Officer (“CPO”) on topics related to human capital resources, including employee turnover, retention or recruitment challenges, diversity, employee satisfaction, and new benefits under consideration and with the Chief Governance Officer and Corporate Secretary on matters related to new regulatory rulemaking, preparation of compensation related policies and resolutions, preparation of the compensation discussion for the annual proxy materials, stockholder engagement support, and for research and counsel on compensation related topics. In recent years, and continuing in 2025, the Committee engaged FW Cook, an independent compensation consultant to review and make recommendations related to compensation topics including retention, recruitment, peer group construction and benchmarking, recommendations related to its short- and long-term incentive programs, and potential terms of Mr. Ganz’s 2023 contract, and Mr. Davis’s 2026 offer letter.

The members of our Compensation Committee are Chris Lavern Reed (Chair) and Herbert Hughes. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act and is “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. During fiscal year 2025, each member of the Compensation Committee was present at 100% of the Compensation Committee meetings held during such director's tenure as a member of the Compensation Committee.

Nominating and Governance Committee

Our Nominating and Governance Committee is responsible for assisting our Board of Directors by: (1) identifying individuals qualified to become members of our Board of Directors and its committees; (2) recommending to our Board of Directors nominees for election to the Board at the annual meeting of stockholders; and (3) assisting our Board of Directors in assessing director performance and the capacity and effectiveness of the Board of Directors as a whole including the breadth and depth of its substantive knowledge on topics related to general financial risk management, risks specific to the Company, strategic direction, and other matters related to its oversight and guidance of management, as well as in view of developments in the business and in legal and regulatory considerations. The Committee annually reviews the Board’s and the committee’s charter and each committee’s composition and makes recommendations to Committees and the Board to improve oversight and strengthen their respective resources. The Board currently consists of one member of management and six independent directors, but up to nine directors are authorized by the Company’s by-laws, and the Committee evaluates candidates brought to its attention on a rolling basis and may recommend the addition of Board members to provide relevant expertise, experience or to add depth to the Board. Diversity of background, experience, gender, and racial and ethnic identity are considered by the Committee in board recruitment. The board’s seven current members include individuals with diverse backgrounds in manufacturing, marketing, finance, M&A, business, law, public service, and public safety technology, the media, and law enforcement. Four individuals add racial, ethnic or gender diversity: one woman, two men who identify as African American, and one man who is a member of a Native American tribe. The Nominating and Governance Committee works with our Corporate Secretary and outside counsel in recommending changes to the Company’s governance and compliance policies and protocols related to changes in Delaware law and SEC and Nasdaq rulemaking, in keeping the Board and management informed about important regulatory and legal developments related to SEC disclosure requirements, best practices, Board oversight responsibilities and educational opportunities, in preparing, administering, and reporting annual Board and Committee self-evaluations, annual D&O Questionnaires, and onboarding of any new Board members, among other things.

The members of our Nominating and Corporate Governance Committee are Leonard Elmore (Chair), Herbert Hughes, Emily Rooney, and Chris Reed. All current members of the Nominating and Corporate Governance Committee are “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. During fiscal year 2024, each member of the Nominating and Corporate Governance Committee was present at 100% of the Nominating and Governance Committee meetings held during such director's tenure as a member of the Nominating and Governance Committee. The Committee also met informally and acted by consent, recommending changes that were adopted by the Board to the Company’s Insider Trading Policy to foster compliance with new SEC and Nasdaq regulations related to insider trading and 10b5-1 plans and working with the Compensation Committee to amend our Clawback Policy to broaden its purview.

During the fiscal year ended November 30, 2025, the Nominating and Governance Committee conducted a search for new directors to expand the Board and add additional depth in marketing, technology, and public safety among other possible criteria.  As a result of this search, which was conducted with the assistance of an independent search firm, Mr. Kennedy and Mr. Roth were added to the Board. In addition, during the fiscal year ended November 30, 2025, the Search and Succession Subcommittee of the Nominating and Governance Committee, consisting of Mr. Hughes (Chair), Mr. Elmore, and Ms. Rooney, engaged Grey Search, a leading boutique search firm, to assist it in completing its search for a successor to Mr. Ganz as CEO, including its evaluation of leading internal candidates and a nationwide search for independent candidates.  As a result of this process, in late February 2026, the Company announced Mr. Ganz’s pending retirement and the appointment of Mr. Davis to succeed him effective March 2, 2026.

Product Safety Committee

Our Product Safety Committee, formed in December 2022, is responsible for assisting the Board with its oversight responsibilities related to the safety of products manufactured in house for consumer use, including the establishment and maintenance of safety-related policies, procedures, reporting systems for ongoing oversight, safety-related crisis management, customer warnings, and product recalls,  and any legal and regulatory requirements related to the safety of the products manufactured and produced and services offered by the Company (collectively, “products”). The committee meets with such members of management and the Company’s operations and technical management personnel as it sees fit to review topics relevant to its responsibilities and reports on such matters to the board for further discussion and. The Committee may engage outside advisors to assist the Company in compliance with the Consumer Product Safety Act and to assist its members in understanding such legal and regulatory environment as is relevant to the safety of the Company’s products. The current members of the committee are Emily Rooney (Chair), Chris Lavern Reed, and Leonard Elmore, each of whom is independent. Mr. Ganz served as a member of the Product Safety Committee prior to his retirement.

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

Compensation Committee Incentive Equity Grant Policies

The Compensation Committee’s policy is to not grant stock options or similar awards whose exercise price is related to the market value of our common stock in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and to not time the public release of such information based on stock option grant dates. Similarly, our Compensation Committee does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. To bolster our commitment to the highest ethical standards, our Compensation Committee previously adopted a policy, effective March 1, 2024, to make awards of options or similar awards on preset dates that do not fall in our standard quarterly blackout periods and not to grant stock options or similar awards whose exercise price is related to the market price of our common stock on the date of grant during periods in which there is likely to be material nonpublic information about our company, including (i) during blackout periods or outside a trading window established in connection with the public release of earnings information under our Insider Trading Policy or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information (each, a “Filing Window”) or, in the event that any stock option grant is awarded by the Committee during a Blackout Period or a Filing Window, it will be deemed effective on the day after the earnings or other announcement has been made and one full day of trading thereafter completed, unless such day is within a Filing Window, in which case such grants will not be deemed effective until the day after the first full trading day following the filing of the applicable report with the Securities and Exchange Commission. During the year ended November 30, 2025, we did not grant stock options or stock appreciation rights to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or Current Report on Form 8-K, in each case that disclosed any material non-public information.

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

Based solely on a review of the copies of the reports furnished to us and written representations from certain reporting persons that no other reports were required, we believe that during the year ended November 30, 2025, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, other than: (i) a Form 4 filed on behalf of Mr. Brasseur on March 21, 2025 reporting the partial vesting and partial forfeiture of RSUs on October 18, 2024; (ii) Forms 4 filed two days late on May 8, 2025 on behalf of Mr. Brasseur, Mr. Pham and Ms. Kearnes due to needed clarification of performance vesting terms; (iii) a Form 4 filed on behalf of Ms. Kearnes reflecting  partial settlement of an RSU award due to a delay related to calculation of unit forfeitures for withholding tax, (iv) Forms 4 filed on July 15, 2025 on behalf of Messrs. Ganz and Pham due to a delay in gift documentation, and (v) Forms 3 filed September 23, 2025 on behalf of Messrs. Kennedy and Roth due to a delay in receiving new EDGAR codes.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended November 30, 2025 and 2024. Individuals we refer to as our “named executive officers” include our former Chief Executive Officer and our two other most highly compensated executive officers during the fiscal year ended November 30, 2025 whose salary and bonus for services rendered in all capacities exceeded $100,000.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Other ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)
Bryan Ganz	2025	495,000	678,150	—	—	—	1,173,150
Former Chief Executive Officer (5)	2024	495,000	742,500	1,357,560	424,782	—	2,595,060
Laurilee Kearnes	2025	334,167	275,370	330,018	—	—	939,555
Chief Financial Officer (6)	2024	156,458	170,625	264,250	—	—	591,333
Luan Pham	2025	329,167	339,075	380,004	—	—	1,048,246
President (7)	2024	318,333	360,000	49,819	204,960	—	933,112

Notes:

(1)	The base salary of Mr. Ganz was set pursuant to a three-year contract effective on September 1, 2023.
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

(3)

Stock-based awards reported for the years ended November 30, 2025, and November 30, 2024 were restricted stock units with vesting contingent upon continued employment, with a portion of such units subject to performance conditions, and subject to the terms of the governing plan and related grant agreements. The grant date fair value of these stock-based awards was determined using Monte-Carlo simulation model.

(4)

All option awards for the fiscal year ended November 30, 2024, were stock options with vesting based on the grantee’s continuous service through specified vesting dates. The grant date fair value of each stock option is estimated on the date of grant by using the Black-Scholes model.

(5)	Mr. Ganz retired as Chief Executive Officer effective March 2, 2026.
(6)	Ms. Kearnes’ employment began on June 7, 2024, and she was appointed as Chief Financial Officer effective July 15, 2024.
(7)	Mr. Pham was appointed as President effective March 17, 2026, and served as Chief Marketing and Revenue Officer prior to that date.

Employment Arrangements

Conn Davis

In connection with his appointment, we entered into an offer letter with Mr. Davis on March 2, 2026 (the “Davis Offer Letter”), setting forth the material terms of his employment.

Under the Davis Offer Letter:

●	Mr. Davis receives an initial base salary of $450,000 per year.
●

Mr. Davis will be eligible to participate in our short-term incentive program, with an initial target annual bonus equal to 100% of base salary, subject to Company and individual performance and approval by the Compensation Committee.

●

As approved by the Compensation Committee, a 2026 annual equity award to Mr. Davis with a target grant-date value of $750,000, consisting of (i) 50% time-based RSUs vesting ratably over three years and (ii) 50% performance-based RSUs, both of which are subject to performance conditions and continued service.

●

As approved by the Compensation Committee, a performance-based new-hire equity award for Mr. Davis with a target value of $250,000, which will vest in full, if at all, on the second anniversary of his start date, subject to the achievement of a specified stock-price performance condition and continued employment.

●

Mr. Davis will be subject to our executive stock ownership guidelines, which currently require the Chief Executive Officer to own Company equity with a value equal to three times base salary within five years of his start date.

●	Mr. Davis will be eligible to participate as a Tier 1 participant in our Executive Severance Plan, as further described below.
●	Mr. Davis will be entitled to participate in our employee benefit plans and programs on the same basis as other senior executives.
●	Mr. Davis’s employment is at will.

Bryan Ganz

On November 19, 2020, 99% of shareholders voting at the Company’s Annual Meeting approved the compensation terms set forth in the Company’s employment agreement with Bryan Ganz effective August 31, 2020 (the “2020 Ganz Agreement”) and the issuance to him of 900,000 restricted stock units as provided therein. Byrna and Mr. Ganz also entered into a Non-competition and Non-solicitation Agreement, covering a period of 12 months from the date of termination of Mr. Ganz’s employment. The 2020 Ganz Agreement provided that Mr. Ganz would be paid an annual salary for $450,000, be eligible for a target annual short-term incentive award of 100%, of his base salary, subject to his achievement of criteria established by the Compensation Committee. In addition, in consideration of Mr. Ganz’ rendering of services thereunder, Mr. Ganz was granted 900,000 performance-based RSUs under our Amended and Restated 2020 Equity Incentive Plan (the “2020 Plan”), which RSUs would have been eligible to vest on August 31, 2023, subject to certain stock price-based performance metrics and a time-based vesting requirement of three years.

The term of the 2020 Ganz Agreement ended on August 31, 2023 and, on September 12, 2023, we entered into a new three-year employment agreement, effective September 1, 2023, with Mr. Ganz (the “2023 Ganz Agreement”). The 2023 Ganz Agreement provided for an annual base salary of $495,000 and a target bonus of 100%, with the actual bonus awarded based on criteria established the Compensation Committee, and would end on August 31, 2026 (the “End Date”) unless terminated earlier pursuant to its terms.

As discussed above, as inducement for Mr. Ganz committing to serve as CEO for up to three additional years, the Company agreed to grant Mr. Ganz 600,000 performance-based RSUs at the start of fiscal year 2024, which were granted on December 5, 2023. The RSUs were eligible to vest on the End Date, but only to the extent the Company’s stock satisfies the specified stock performance thresholds and provided that Mr. Ganz remained employed by the Company as its Chief Executive Officer through the End Date. The RSUs were divided into three equal tranches with successively higher performance thresholds of $6.00, $9.00 and $12.00. The contract included provisions governing certain types of termination events during the vesting period summarized below. Under the terms of the 2023 Ganz Agreement, any performance-based RSUs that did not vest on the End Date would be forfeited on that date.

The 2023 Ganz Agreement provided for termination prior to the End Date by us or by Mr. Ganz with or without cause, following the selection and approval by the Board of a successor in connection with a Qualified Retirement (as such term is defined in the Employment Agreement), or by reason of death or disability. If we terminated Mr. Ganz’s employment without Cause or he resigned for Good Reason (as such terms are defined in the Employment Agreement), then Mr. Ganz would have been eligible to receive continued payment of his base salary for 12 months, plus fifty percent (50%) of his target bonus amount for the applicable year, subject to the execution of a customary release in favor of us. Additionally, if we terminated Mr. Ganz’s employment without Cause or he resigned for any reason other than a Qualified Retirement, the performance period for the performance-based RSUs would end on the earlier of six months following termination or the End Date, and to the extent that any stock price triggers are met during that period, the performance-based RSUs would vest on a prorated basis based on the duration of Mr. Ganz’s service during the term of the 2023 Ganz Agreement.

Under the 2023 Ganz Agreement, if Mr. Ganz’s employment was terminated due to a Qualified Retirement, the performance period for the RSUs would extend until the End Date and, to the extent stock price triggers are met, the RSUs would fully vest notwithstanding Mr. Ganz’s retirement prior to the End Date. If Mr. Ganz’s employment was terminated due to death or disability, the performance period for the RSUs would end on the earlier of six months following termination or the End Date, and to the extent that any stock price triggers are met during that period, the RSUs would vest on a prorated basis based on the duration of Mr. Ganz’s service during the term of the 2023 Ganz Agreement, provided that if such termination occurred after the one-year anniversary of the Effective Date, then the RSUs with the threshold price trigger would not be prorated, and if such termination occurred after the two-year anniversary of the Effective Date then the RSUs with the target price trigger will not be prorated. If, due to a Change of Control (as defined in the agreement), we ceased to exist as a publicly traded entity, each price trigger would be deemed satisfied to the extent that the value per share in the transaction, whether in cash, securities and/or other property, equals or exceeds the applicable price trigger, the RSUs would be converted to time-based vesting, and the RSUs would fully accelerate upon any termination of Mr. Ganz by us without Cause or if Mr. Ganz resigns for Good Reason within one year of the Change of Control.

On February 26, 2026, the Company and Mr. Ganz entered into an Amended and Restated Employment Agreement (the “Ganz Amended Employment Agreement”), pursuant to which Mr. Ganz agreed to terminate his employment with the Company effective March 2, 2026, in connection with a Qualified Retirement under the 2023 Ganz Agreement. Pursuant to the Ganz Amended Employment Agreement, Mr. Ganz became entitled to the following material payments and benefits:

●	payment of accrued base salary and other earned compensation through March 2, 2026;
●	payment of a pro-rated 2026 target bonus in the amount of $123,750;
●	reimbursement of 100% of the employer-equivalent portion of monthly COBRA premiums for a period of three months following the date he ceased to be eligible for employee health insurance coverage;
●	reimbursement of up to $20,000 of relocation-related moving expenses;
●	extension of the exercise period for 66,667 outstanding stock options until March 31, 2027; and
●

confirmation that, out of the original grant of 600,000 RSUs provided for in the 2023 Ganz Agreement, applicable time and stock-price-based vesting conditions for certain outstanding restricted stock units had been satisfied, resulting in a total of 545,000 restricted stock units issuable to Mr. Ganz as of the date of his retirement, subject to the terms of the applicable award agreements; provided that such number may increase by up to an aggregate of 30,000 additional RSUs if certain share reversions under such awards occur.

In addition, on February 26, 2026, the Company and Mr. Ganz entered into an Advisory Agreement, effective March 2, 2026 (the “Advisory Agreement”), pursuant to which Mr. Ganz will provide advisory and transition services to the Company for an initial term of 30 days, with the Company having the option to extend the advisory relationship for up to an additional five months. Under the Advisory Agreement, Mr. Ganz is entitled to receive compensation of $41,250 for services provided during the initial term. No additional compensation is payable during any extended advisory term.

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

Luan Pham

Mr. Pham joined Byrna on January 18, 2021, as the Chief Marketing Officer. In connection with Mr. Pham’s appointment as our Chief Marketing Officer, he accepted an offer letter (the “Pham Offer Letter”). The Pham Offer Letter provided that Mr. Pham would be paid an annual base salary of $225,000 and may be eligible for a discretionary bonus. It further provided that Mr. Pham would receive 150,000 restricted stock units (on a post reverse split basis) subject to time-based and performance-based vesting conditions. Mr. Pham’s grant was made effective on April 18, 2021 and partially vested on April 18, 2024, with the remaining performance-based RSUs that were subject to performance conditions that were not met being forfeited on that date. The Pham Offer Letter also included an offer of employee benefits, including health insurance. In April 2021, in recognition of Mr. Pham’s performance his oversight responsibilities began to expand, he received a raise to $275,000, and began to earn commissions based on targets for different sales channels in place of his discretionary target bonus. In January 2022, Mr. Pham’s duties expanded to include the Chief Revenue Officer duties in addition to his marketing responsibilities. His title changed to Chief Marketing and Revenue Officer, his salary was increased to $300,000 annually, and he was given an STI target of 75% in place of his commissions, which roughly equated to his commission earnings the prior year. On January 1, 2024, Mr. Pham’s salary was increased to $320,000.

In connection with Mr. Pham's appointment as President, the Company and Mr. Pham entered into an offer letter dated March 17, 2026 (the "2026 Pham Offer Letter"). Pursuant to 2026 Pham Offer Letter, Mr. Pham receives an initial annual base salary of $380,000, subject to annual review by the Compensation Committee. Mr. Pham is eligible to participate in our short-term incentive program with an initial target of 80% of base salary. Actual awards are subject to achievement of individual and Company performance objectives established by the Compensation Committee and may be modified or discontinued at the Compensation Committee's discretion. In addition, in the event that Mr. Pham is terminated without cause or resigns for good reason in the first year, other than following a Change in Control under the Severance Plan, and subject to Compensation Committee approval, he will receive a cash payment equal to his prorated target short term incentive award for services rendered during the portion of the year that he was employed by the Company.

Subject to Compensation Committee approval, Mr. Pham will receive a 2026 annual long-term incentive equity grant with a target grant-date value of not less than $380,000, comprised of 50% time-vested RSUs vesting in equal annual installments over three years and 50% performance-based RSUs with vesting subject to pre-established performance goals, in each case pursuant to the 2020 Plan and applicable award agreements. Vesting of the time-based RSUs is accelerated upon death or disability or upon a termination without cause or resignation for good reason within twelve months following a qualifying change of control transaction. Vesting of the performance-based RSUs will occur on November 30, 2028, if and to the extent that (a) we achieve preset revenue levels for our fiscal year ending November 30, 2027, and (b) Mr. Pham (i) remains employed by us through November 30, 2028, or (ii) is terminated without cause after November 30, 2027. Such vesting will be accelerated upon the death or disability of Mr. Pham or upon the termination of Mr. Pham without cause or resignation by Mr. Pham for good reason within twelve months following a qualifying change of control transaction. Any units that do not vest on the designated vesting date will be forfeited on that date.

Subject to Compensation Committee approval, Mr. Pham will receive a promotion retention award of 20,810 shares in the aggregate, comprised of (i) 10,405 time-based RSUs vesting in full on the one year anniversary of the grant date, subject to continued employment, and (ii) 10,405 performance-based RSUs cliff vesting on the one year anniversary of the grant date conditioned upon (a) the volume-weighted average price of our common stock over the final 90 days of the one-year performance period equaling or exceeding 125% of our closing stock price on March 16, 2026, and (b) Mr. Pham’s continuous service to us through March 17, 2027, subject to acceleration upon certain terminations following a change of control. If the performance condition is not satisfied and no qualifying termination has occurred, the performance-based RSUs will be forfeited in their entirety.

Executive Severance Plan. Mr. Pham will continue to participate in our Executive Severance Plan as a Tier 2 participant, as further described below.

Potential Payments upon Termination or Change of Control

Executive Severance Plan

On July 29, the Board, based on the recommendation of the Compensation Committee, approved the adoption of the Byrna Technologies Inc. Executive Severance Plan (the “Severance Plan”) to provide severance benefits to certain executive-level employees in the event their employment with us terminates under certain qualifying circumstances, as further described below.

The Severance Plan contains the following material terms and conditions:

Eligibility and Participation. Any full-time employee who is an officer and other key employees who are specifically designated by the Compensation Committee are eligible to participate in the Severance Plan. Mr. Ganz was not eligible to participate in the Severance Plan. To participate in the Severance Plan, a participant must enter into a participation agreement that sets forth the specific benefits that the participant is entitled to under the Severance Plan based on three tiers. Laurilee Kearnes, our Chief Financial Officer, and Luan Pham, our Chief Marketing and Revenue Officer, are designated as Tier 2, and Conn Davis, our Chief Executive Officer, is designated as Tier 1.

Benefits Under the Severance Plan – Qualifying Termination absent Change in Control. In the event that a participant in the Severance Plan is terminated by us without cause, or resigns for good reason, other than in during the twelve-month period following a change in control, the participant will be entitled to receive accrued but unpaid compensation plus, subject to the timely execution and non-revocation of a release of claims:

●

an amount equal to product of (A) the participant’s base salary at the time of such termination, multiplied by (B) a multiple (the “Severance Multiple”), payable in monthly installments, with the Severance Multiple for Tier 1 and Tier 2 being 1.0 and the Severance Multiple for Tier 3 being 0.5;

●

reimbursement for monthly COBRA premiums for a specified continuation period (the “Benefit Continuation Period”), with the Benefit Continuation Period for Tier 1 and Tier 2 being twelve months and the Benefit Continuation Period for Tier 3 being six months; and

●	previously earned but unpaid annual bonus for a completed calendar year prior to the date of the termination.

Benefits Under the Severance Plan – Qualifying Termination following Change in Control. In the event that a participant in the Severance Plan is terminated by us without cause, or resigns for good reason, during the twelve-month period following a change in control, the participant will be entitled to receive accrued but unpaid compensation plus, subject to the timely execution and non-revocation of a release of claims:

●

a lump-sum payment in an amount equal to product of (A) the sum of (i) the participant’s base salary at the time of such termination or, if greater, in effect on the first occurrence of a change in control, plus (ii) the participant’s target annual bonus for the year in which the termination occurred or, if greater, in effect on the first occurrence of a change in control, multiplied by (B) a multiple (the “CIC Severance Multiple”), with the CIC Severance Multiple for Tier 1 being 2.0, the CIC Severance Multiple for Tier 2 being 1.5, and the CIC Severance Multiple for Tier 3 being 0.75;

●

a lump sum payment equal to the participant’s monthly COBRA premiums that would have otherwise been payable during a specified continuation period (the “CIC Benefit Continuation Period”), with the CIC Benefit Continuation Period for Tier and Tier 2 being eighteen months and the CIC Benefit Continuation Period for Tier 3 being nine months;

●	previously earned but unpaid annual bonus for a completed calendar year prior to the date of the termination; and
●	full acceleration of outstanding time-based equity awards and acceleration of performance-based equity awards at target level.

The Severance Plan does not provide for a gross-up payment to participants in the event that a participant is subject to an excise tax under Internal Revenue Code Section 280G and Section 4999. Instead, if such excise taxes would be triggered, payments to a participant would be cut back if doing so would result in a greater after-tax payment to the participant than if the participant received the payments and paid the excise taxes. Any benefits received by a participant pursuant to the Severance Plan will be reduced by the amount of any other severance benefits received by the participant under another severance plan maintained by us or any agreement between the participant and us that provides for severance benefits.

Amounts payable under the Severance Plan are subject to any policy of ours providing for clawback or recovery of amounts paid to a participant, whether in existence as of the effective date of the Severance Plan or later adopted. We may amend or terminate the Severance Plan at any time by providing 90 days’ advance notice to each participant, provided that such amendment or termination cannot reduce or diminish a participant’s rights under the Severance Plan without the written consent of the participant. Each participant in the severance plan is required to, and has signed, an agreement to abide by the Clawback Policy.

Ganz Agreements

See above under “Employment Arrangements—Bryan Ganz” for a description of severance and retirement payments that would have become payable under the 2023 Ganz Agreement and that become payable upon Mr. Ganz’s retirement under the Ganz Amended Employment Agreement.

2022 Option Grant

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of our Named Executive Officers as of November 30, 2025:

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of unvested earned stock units ($)(3)	Number unearned units of stock that have not vested	Market value of unearned unvested stock units ($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(4)	(j)
Bryan Ganz	450,000	-	—	9.23	3/23/32	—	—	—	—
	33,333	33,334	—	8.96	12/8/32	—	—	—	—
	—	—	—	—	—	545,000	9,946,250	—	—
Laurilee Kearnes	—	—	—	—	—	26,939	491,637	6,939	126,637
Luan Pham	82,500	-	—	9.23	3/23/32	—	—	—	—
	16,666	16,667	—	8.96	12/8/32	—	—	—	—
	8,400	33,600	—	6.89	01/28/34	—	—	—	—
	—	—	—	—	—	27,990	510,818	7,990	145,818

Notes

(1)

All unexercisable option awards expiring 3/23/32 were granted on March 23, 2022 and vest in equal increments on the first day of each quarter ending on March 1, 2025. Unexercisable option awards expiring 12/8/32 were granted on December 8, 2022 and are back-weighted LTI options that provided for vesting as follows: 20% vested on the first anniversary of the grant (reflected in column b), 30% of the original grant will vest on the second grant anniversary, and the remaining 50% of the original grant will vest on the third anniversary of the grant date. Unexercisable option awards expiring 1/28/34 were granted on January 28, 2024 and are back-weighted LTI options that provided for vesting as follows: 20% vested on the first anniversary of the grant (reflected in column b), 30% of the original grant will vest on December 28, 2026, and the remaining 50% of the original grant will vest on December 28, 2027. Vesting of all of the foregoing options is contingent upon the holder remaining employed by the Company on the vesting date.

(2)

The unvested stock-based awards listed for Mr. Ganz and 20,000 of Mr. Pham’s are RSUs that were granted on December 5, 2023 with subject to a double trigger of performance and time providing that (i) performance hurdles for three equal tranches, each consisting 200,000 units, will be met when our common stock trades above $6.00, $9.00 and $12..00, respectively on a 20-day volume weighted average closing price, and (ii) subject to certain conditions in connection with a termination through a "Qualified Retirement" without cause, by resignation, by virtue of death or disability, or through a "Change in Control", Mr. Ganz must remain employed by us until August 31, 2026 for the restricted stock units to vest. Each of the performance hurdles was met prior to November 30, 2024. The unvested stock-based awards listed for Ms. Kearnes include 20,000 RSUs that are subject only to time-based vesting and will vest with respect to 7,500 of the RSUs on June 19, 2026, and with respect to 12,500 of the RSUs on June 19, 2027, subject to her continued service through such dates. Additionally, 6,939 of Ms. Kearnes’s RSUs and 7,990 of Mr. Pham’s RSUs were granted on 5/2/25 and are subject only to time-based vesting and will vest with respect to 1/3 on the first anniversary of the grant, 1/3 on March 1, 2027 and the final 1/3 on March 1, 2028, contingent upon each person’s continued employment on each vesting date.

(3)	Market value calculations are based on the $18.25 closing price on the last day of the Company’s fiscal year.

(4)

The unvested and unearned stock-based awards listed for Ms. Kearnes and Mr. Pham are RSUs that were granted on May 2, 2025, and are subject to a double trigger of performance and time.  The performance trigger is based on certain pre-set revenue targets to be achieved for fiscal year 2026.  There is a sliding scale of shares to be issued based on that performance and the number of shares that are awarded could range from zero to 200% of the performance based RSUs.   The RSU’s will cliff-vest on November 30, 2027, only to the extent the revenue targets were satisfied, and conditioned on employment through the vesting date. Any units that do not vest on November 30, 2027, will be forfeited.

Pension Plan Benefits and Defined Contribution Plans

We do not have a pension plan or defined benefit plan that provides for payments or benefits to the named executive officers at, following, or in connection with retirement.

Compensation of Directors

The following table summarizes the director compensation of our non-employee directors for fiscal year 2025:

Name(1)	Fees earned or paid in cash ($)	Stock- based Awards ($)(2)(3)	Total ($)
Herbert Hughes	112,960	142,986	255,945
Chris Lavern Reed	73,465	109,998	183,463
Emily Rooney	70,419	109,998	180,417
Leonard Elmore	73,005	109,998	183,003
TJ Kennedy	12,939	92,266	105,205
Adam Roth	12,939	92,266	105,205

(1)

Bryan Ganz, our Chief Executive Officer, is not included in this table because Mr. Ganz was our employee during fiscal year 2025, and thus received no compensation for his service as a director. The compensation received by Mr. Ganz as an employee of the Company is shown in the Summary Compensation Table on page 29.

(2)

All stock-based awards were RSUs valued for purposes of this table as of the grant date. The stock based awards listed here for each director reflect awards to each independent director of 4,865 units as partial compensation for services to be rendered for the 2025 to 2026 annual meeting cycle, vesting of which is conditional upon full performance of such services. The stock based awards for Mr. Kennedy and Mr. Roth were pro-rated based on their time of service which amounted to 4,379 units. The award for Mr. Hughes includes a stipend of 1,459 units as partial compensation for his service as the Chair of the Board for the 2025 to 2026 annual meeting cycle.

(3)

At our 2025 fiscal year end the non-employee directors held the following unvested restricted stock units: 6,324 for Herbert Hughes; 4,865 for Chris Lavern Reed; 4,865 for Emily Rooney; 4,865 for Leonard Elmore; 4,379 for TJ Kennedy; and 4,379 for Mr. Roth. In addition, they held the following restricted stock units had vested but had not yet been settled: 16,111 units for Herbert Hughes and 11,528 units each for Emily Rooney, Chris Lavern Reed and Leonard Elmore.

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

In July 2024, the base salary for all directors was raised from was raised from $135,000 to $145,000, consisting of $62,000 cash and $83,000 in RSUs. committee chair cash stipends and the Chairman’s stipends were raised by 7%. The increases were made retroactive to May 19, 2024, the one-year anniversary of the Company’s 2023 annual meeting.

In July 2025, on the recommendation of FW Cook informed by an updated peer study, and the recommendation of the Compensation Committee, the Board adjusted the Company’s non-employee director compensation structure to bring it in better alignment with peers and to further align it with shareholder interests by: (i) decreasing the cash component of the base compensation from (ii) increasing the overall base compensation but shifting the weight of equity to cash components by increasing the equity component, (iii) providing cash compensation for service on each standing board committee and on the CEO Search and Succession subcommittee, and (iv) approving adjusted committee Chair stipends as laid out in the FW Cook recommendations. As a result of these changes total base compensation per annum was set at $165,0000 comprised of $55,000 in cash and $110,000 in restricted stock units (“RSUs”). No changes were recommended or made to the cash or equity stipends to the Chairman of the Board for his services as such. The new compensation program for non-employee directors for service on board committees provides the following stipends: (i) $7500 per annum for each member of the Audit Committee and an additional $7,500 for the Chair of the Audit Committee, (ii) $5000 per annum for each member of the Compensation Committee and an additional $5000 for the Chair, (iii) $3,750 for each member of the Nominating and Governance and Product Safety committees, and an additional $3,750 to each of their chairs, and (iv) payment of a $10,000 additional stipend to each member of the Search and Succession Committee, with an additional $5000 for the Chair.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2026, information regarding beneficial ownership of our capital stock by:

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

Our calculation of the percentage of beneficial ownership is based on 22,684,340 shares of our common stock issued and outstanding as of March 30, 2026. Common stock subject to stock options currently exercisable or exercisable within 60 days of March 30, 2026 are deemed to be outstanding for computing the percentage ownership of the person holding these securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Names and Address (1)	Common Stock	Percent of Class
Greater Than 5% Stockholders
Pierre Lapeyre Jr. (2)	2,891,943	12.8%
FMR LLC (3)	3,408,758	15.0%
Capital Research Global Investors (4)	1,405,931	6.2%
BlackRock, Inc. (5)	1,183,064	5.2%
Named Executive Officers
Conn Davis	—	*
Bryan Scott Ganz (6)	1,729,685	7.5%
Luan Pham (7)	155,981	*
Laurilee Kearnes (8)	7,074	*

Non-employee Directors
Chris Lavern Reed (9)	53,570	*
Herbert Hughes (10)	147,796	*
Leonard Elmore (11)	45,946	*
Emily Rooney (12)	49,092	*
All Executive Officers and Directors as a group		9.5%

* Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Byrna Technologies Inc., 100 Burtt Road, Suite 115, Andover, Massachusetts 01810.

(2)

This information is based in part upon a Schedule 13G filed by Mr. Lapeyre on January 31, 2022. Mr. Lapeyre’s principal business address is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(3)

This information is based upon an amended Schedule 13F filed by FMR LLC (“FMR”) and Abigail P. Johnson on February 17, 2026. The principal business address of FMR is 245 Boylston Street, Boston, Massachusetts 02110. Ms. Johnson is a director, the Chairman and Chief Executive Officer of FMR.

(4)

This information is based upon a Schedule 13G filed by Capital Research Global Investors (“CRGI”) on February 12, 2026. The principal business address of CRGI is 333 South Hope Street, 55th Floor, Los Angeles, California 90071. CRGI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (together with CRMC, the “investment management entities”). CRGI's divisions of each of the investment management entities collectively provide investment management services under the name “Capital Research Global Investors.”

(5)	This information is based upon a Schedule 13F filed by BlackRock, Inc. (“BlackRock”) on February 12, 2026. The principal business address of BlackRock is 50 Hudson Yards, New York, New York 10001.

(6)

Consists of (i) 381,173 shares of common stock owned by Mr. Ganz in his individual capacity, (ii) options exercisable into 516,667 shares of our common stock within 60 days of March 30, 2026, (iii) 288,059 shares of common stock owned by Northeast Industrial Partners LLC, of which Mr. Ganz is the majority holder, (iv) 70,753 shares of common stock owned by the Judith Ganz Trust, of which Mr. Ganz is the trustee, (v) 3,800 shares of common stock owned by Li Zhang, who married Mr. Ganz in January 2023, and (vi) 469,233 shares of common stock owned by BSG Family Investment LLC.

(7)	Consists of (i) 19,148 shares of our common stock owned by Mr. Pham, and (ii) options exercisable into 136,833 shares of our common stock within 60 days of March 30, 2026.

(8)	Consists of 7,074 shares of our common stock owned by Ms. Kearnes.

(9)	Consists of 53,570 shares of our common stock owned by Mr. Reed.

(10)	Consists of 146,337 shares of our common stock owned by Mr. Hughes.

(11)	Consists of 45,946 shares of our common stock owned by Mr. Elmore.

(12)	Consists of 46,592 shares of our common stock owned by Ms. Rooney.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table sets forth information as of November 30, 2025 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, And Rights	Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,954,722	$8.96	2,281,133
Equity compensation plans not approved by security holders	—	—	—
Total	1,954,722		2,281,133

(1)

The number of securities in column (a) for plans approved by security holders consists of 1,087,585 outstanding stock options (includes vested and unvested) and 867,137 unvested RSUs, all governed by the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have subleased office premises at our Massachusetts headquarters to a corporation owned and controlled by Mr. Ganz, our former President and Chief Executive Officer, since July 1, 2020. Sublease payments received were $18,062 in total for the fiscal year ended November 30, 2025.

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

Director Independence

A majority of the Board of Directors is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of Nasdaq. The Board has reviewed and determined that approximately 86% of our directors are independent under the applicable standards of Nasdaq: Herbert Hughes, Chris Lavern Reed, Leonard Elmore, Emily Rooney, TJ Kennedy, and Adam Roth. Each Board committee is 100% comprised of independent directors. In December 2021, Herbert Hughes was appointed as Lead Independent Director and, from May 16, 2023 to March 2, 2026, he served as Chair. Effective March 2, 2026, Mr. Kennedy was appointed as Chair.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES :

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by EisnerAmper LLP, the principal accountant for the audit of our financial statements and review of financial statements included in the Company's reports for the fiscal years ended November 30, 2025 and November 30, 2024.

	2025	2024
Audit Fees	$496,950	$374,288
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$496,950	$374,288

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

(3)

Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with EisnerAmper LLP in the fiscal years ended November 30, 2025 and 2024.

(4)	All Other Fees include professional services rendered by EisnerAmper LLP. There were no other professional fees incurre4d with EisnerAmper LLP for fiscal years ended November 30, 2025 and 2024.

All of the services performed in the fiscal years ended November 30, 2025 and 2024 were pre-approved by the Audit Committee. It is the Audit Committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The Audit Committee’s authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full audit committee at its first meeting following such decision. In addition, the Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

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

10.11

Purchase and Sale Agreement by and among by and among the Company and Andre Buys of South Africa, dated April 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018).

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

10.23

Credit Agreement dated February 3, 2026, between the Company and Texas Capital Bank (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2026).

10.24#

Offer Letter dated March 1, 2026 between the Company and Conn Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2026).

10.25#

Amended and Restated Employment Agreement dated February 26, 2026 between the Company and Bryan Ganz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2026).

10.26#

Advisory Agreement dated March 2, 2026 between the Company and Bryan Ganz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2026).

10.27#

Offer Letter dated March 17, 2026 between the Company and Luan Pham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2026).

21.1	List of Registrant's Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2026).

23.1

Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2026).

31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2026).

31.2

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 5, 2026).

31.3	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.4	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Byrna Technologies Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed by the Securities and Exchange Commission on February 5, 2026).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement
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

Date: March 30, 2026	Byrna Technologies Inc.

	By:	/s/ Conn Davis
	Name:	Conn Davis
	Title:	Chief Executive Officer