Form 10-Q
period 2026-02-28
Byrna Technologies Inc.
filed 2026-04-09
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 9, 2026, the Company had 22,685,654 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	February 28,	November 30,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,452	$13,727
Accounts receivable, net	11,561	10,840
Restricted cash - current	400	—
Inventory, net	33,099	32,694
Prepaid expenses and other current assets	5,082	4,681
Marketable debt securities	1,755	1,754
Total current assets	59,349	63,696
LONG TERM ASSETS
Deposits for equipment	1,852	1,495
Right-of-use-assets, net	1,879	2,042
Property and equipment, net	7,419	7,726
Intangible assets, net	3,021	3,086
Goodwill	2,258	2,258
Deferred tax asset, net	3,990	4,134
Other assets	132	51
TOTAL ASSETS	$79,900	$84,488

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,775	$15,864
Operating lease liabilities, current	751	734
Deferred revenue, current	445	496
Total current liabilities	11,971	17,094
LONG TERM LIABILITIES
Deferred revenue, non-current	22	25
Operating lease liabilities, non-current	1,419	1,612
Total liabilities	13,412	18,731

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,322,923 shares issued and 22,684,340 shares outstanding as of February 28, 2026, and 25,258,393 shares issued and 22,678,715 outstanding as of November 30, 2025	25	25
Additional paid-in capital	136,398	135,870
Treasury stock (2,638,583 and 2,579,678 shares purchased as of February 28, 2026 and November 30, 2025, respectively)	(23,308)	(22,355)
Accumulated deficit	(46,295)	(47,096)
Accumulated other comprehensive loss	(332)	(687)

Total Stockholders’ Equity	66,488	65,757

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,900	$84,488

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended
	February 28,
	2026	2025
Net revenue	$29,049	$26,190
Cost of goods sold	11,648	10,266
Gross profit	17,401	15,924
Operating expenses	16,473	14,228
INCOME FROM OPERATIONS	928	1,696
OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(238)	(80)
Interest income, net	88	186
Other income	19	-
INCOME BEFORE INCOME TAXES	797	1,802
Income tax benefit (provision)	4	(140)
NET INCOME	801	1,662

Foreign exchange translation adjustment	354	(130)
Unrealized gain on marketable debt securities	1	60
COMPREHENSIVE INCOME	$1,156	$1,592

Basic net income per share	$0.04	$0.07
Diluted net income per share	$0.03	$0.07

Weighted-average number of common shares outstanding - basic	22,667,850	22,587,099
Weighted-average number of common shares outstanding - diluted	23,829,637	24,098,635

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended
	February 28,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$801	$1,662
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	535	840
Depreciation and amortization	635	440
Operating lease costs	163	234
Deferred tax provision (asset)	144	369
Allowance for expected credit losses	360	—
Recovery of allowance for inventory	(76)	—
Changes in assets and liabilities:
Accounts receivable	(856)	(270)
Deferred revenue	(54)	(1,315)
Inventory	(329)	(3,210)
Prepaid expenses and other current assets	(401)	(460)
Other assets	(81)	(40)
Accounts payable and accrued liabilities	(5,089)	(1,925)
Operating lease liabilities	(176)	(102)
NET CASH USED IN OPERATING ACTIVITIES	(4,424)	(3,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(621)	(2,642)
Purchases of marketable debt securities	—	(2,656)
NET CASH USED IN INVESTING ACTIVITIES	(621)	(5,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	93
Repurchase of common stock	(953)	—
Payment of taxes withheld on issuance of restricted stock units	(7)	(67)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(960)	26
Effects of foreign currency exchange rate changes	130	(111)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH FOR THE PERIOD	(5,875)	(9,160)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	13,727	16,829
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,852	$7,669

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$7,452	$7,669
Restricted cash, end of period	400	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,852	$7,669

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended February 28, 2026 and 2025

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2025	25,258,393	$25	$135,870	(2,579,678)	$(22,355)	$(47,096)	$(687)	$65,757
Stock-based compensation	—	—	535	—	—	—	—	535
Issuance of common stock pursuant to vesting of restricted stock units	64,530	—	(7)	—	—	—	—	(7)
Repurchase of common shares under StockBuyback Plan	—	—	—	(58,905)	(953)	—	—	(953)
Net income	—	—	—	—	—	801	—	801
Unrealized gain on marketable securities	—	—	—	—	—	—	1	1
Foreign currency translation	—	—	—	—	—	—	354	354
Balance, February 28, 2026	25,322,923	$25	$136,398	(2,638,583)	$(23,308)	$(46,295)	$(332)	$66,488

Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	$(56,783)	$(649)	$54,369
Stock-based compensation	—	—	840	—	—	—	—	840
Issuance of common stock pursuant to exercise of stock options	74,551	—	93	—	—	—	—	93
Issuance of common stock pursuant to vesting of restricted stock units	96,925	—	(67)	—	—	—	—	(67)
Net income	—	—	—	—	—	1,662	—	1,662
Unrealized gain on marketable securities	—	—	—	—	—	—	60	60
Foreign currency translation	—	—	—	—	—	—	(130)	(130)
Balance, February 28, 2025	25,182,452	$25	$133,895	(2,515,217)	$(21,253)	$(55,121)	$(719)	$56,827

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended February 28, 2026 and 2025

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the “Company,” or “Byrna,”) is a less‑lethal defense technology company specializing in next generation solutions for security situations that do not require the use of lethal force. The Company designs, develops, manufactures, and markets a portfolio of personal security devices, kinetic and chemical irritant projectiles, and related accessories for consumer, law enforcement, private security, and other institutional markets. Byrna personal security devices are less-lethal self-defense devices that are powered by CO2 and fire .61 and .68 caliber spherical kinetic and chemical irritant projectiles. The Company’s mission is to provide effective, easy‑to‑use, and reliable less‑lethal solutions that enable responsible self‑defense and de‑escalation. The Company sells its products through multiple channels including its e‑commerce website, Amazon storefronts, Company‑operated retail stores, domestic and international dealers and distributors, and direct sales to law enforcement agencies. The Company’s products are manufactured at its facilities in Fort Wayne, Indiana. The Company previously operated a manufacturing facility in Pretoria, South Africa; these operations ceased during the third quarter of fiscal 2025, and the related lease was not renewed. In March 2025, the Company established a wholly owned subsidiary, Byrna Technologies Canada Inc., to support the distribution of Byrna products within the Canadian market. Byrna Canada does not conduct manufacturing activities and does not operate any owned or leased facilities; instead, it utilizes a third‑party logistics provider to fulfill customer orders placed through the Company’s Canadian e‑commerce platform.

The Company operates and reports its results through two reportable sales channels: Direct‑to‑Consumer(“DTC”) and Wholesale (dealer/distributors).

2.	OPERATIONS AND MANAGEMENT PLANS

As of February 28, 2026, the Company had an accumulated deficit of approximately $46.3  million. The Company has historically funded its operations primarily through the issuance of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Company generated net income of $0.8 million for the three months ended February 28, 2026. The Company’s future results will depend on its ability to continue generating sufficient revenue to fund operating expenses and to effectively market its products.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three months ended February 28, 2026 and 2025 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three months ended February 28, 2026 and 2025, and its cash flows for the three months ended February 28, 2026 and 2025 are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. These reclassifications had no impact on previously reported net income, total assets, or cash flows.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about reserves for sales returns, allowances, and discounts, stock-based compensation expense, valuation allowance for deferred tax assets, incremental borrowing rate on leases, useful life of long-lived assets, allowance for estimated credit losses, and inventory reserves.

5.	RECENT ACCOUNTING GUIDANCE

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.

Recently Adopted Accounting Pronouncements

Effective December 1, 2025, the Company early adopted FASB Accounting Standards Update (“ASU”) 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that permits entities to assume that economic conditions existing as of the balance sheet date will remain unchanged when estimating expected credit losses on current trade receivables and contract assets. The Company elected this practical expedient and applied the guidance prospectively. The adoption of ASU 2025‑05 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Goodwill resulting from a business combination is not amortized but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount. The Company performs its annual goodwill impairment assessment during the fourth quarter of each fiscal year. As of three months ended February 28, 2026 and 2025, the Company determined that there were no indicators of goodwill impairment.

7.	MARKETABLE DEBT SECURITIES

Marketable debt securities consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity and a component of total comprehensive income in the consolidated statements of operations and comprehensive income, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in net income and unrealized losses that are not credit related are recognized in accumulated other comprehensive income. For the three months ended February 28, 2026, there were realized gains on investments of less than $0.1 million. There were no realized gains or losses on investments for the three months ended February 28, 2025. For the three months ended February 28, 2026 and 2025, there were net unrealized gains on marketable debt securities of less than $0.1 million in both periods.

The following table summarizes our marketable securities and available-for-sale investments as of February 28, 2026 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$737	$12	$-	$749	$749
U.S. Treasury securities	999	7	-	1,006	1,006
Total	$1,736	$19	$-	$1,755	$1,755

The following table summarizes our marketable securities and available-for-sale investments as of November 30, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$737	$11	$-	$748	$748
U.S. Treasury securities	999	7	-	1,006	1,006
Total	$1,736	$18	$-	$1,754	$1,754

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

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of February 28, 2026:

			February 28, 2026
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,668	$4,668	$4,668	$-	$-
Corporate bonds	737	749	-	749	-
U.S. Treasury securities	999	1,006	-	1,006	-
Total	$6,404	$6,423	$4,668	$1,755	$-

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of  November 30, 2025:

			November 30, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,043	$5,043	$5,043	$-	$-
Corporate bonds	737	748	-	748	-
U.S. Treasury securities	999	1,006	-	1,006	-
Total	$6,779	$6,797	$5,043	$1,754	$-

8.	TRANSACTIONS WITH BYRNA LATAM

On August 19, 2024, the Company entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the “LATAM Licensing Agreement”). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned during the three months ended February 28, 2026 was $0.2 million, and royalties receivable outstanding as of February 28, 2026 totaled $1.4 million, net of allowance for expected credit losses, and are included in accounts receivable. The amount outstanding as of November 30, 2025 was $1.1 million.

In January 2023 and as amended in August 2024, the Company loaned $1.6 million to Byrna LATAM.  The loan bears an annual rate of interest of 5% per annum. The loan is to be repaid in twelve equal monthly installments beginning on August 19, 2025. Interest income related to the loan receivable was less than $0.1 million for the three months ended February 28, 2026 and 2025. The interest income is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The loan receivable of $1.0 million and $1.1 million was recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheet as of February 28, 2026 and November 30, 2025, respectively.

Subsequent to February 28, 2026, the Company and Byrna LATAM entered into a third amendment to the loan agreement, pursuant to which accrued interest from the stub period was capitalized into principal and the outstanding loan balance was restated at approximately $0.6 million. The amended agreement provides for repayment of the restated principal balance, together with interest at 5%, in thirteen equal monthly installments commencing April 20, 2026 and concluding April 20, 2027.

9.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products. The Company recorded advertising costs of approximately $5.3 million and $4.0 million for the three months ended February 28, 2026 and 2025, respectively.

10.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Product Sales

The Company generates revenue through e-commerce portals to consumers, as well as wholesale distribution of its products and accessories to dealers, distributors, retail stores and large end-users such as private security companies and law enforcement agencies.   The Company does not manufacture or sell any products regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives or for military applications. Revenue is recognized upon the transfer of control of goods to the customer, which occurs when the Company has satisfied its performance obligation by making the goods available to the customer’s designated carrier in accordance with the Company’s shipping terms. Under these terms, which are Ex-Works (EXW), title and risk of loss pass to the customer once the goods are picked, packed, and loaded into the carrier’s trailer at the Company’s facility and the order is marked as shipped in the Company’s ERP system. At that point, the Company has a present right to payment, the customer has obtained legal title, and the carrier—acting as the customer’s agent—has physical possession of the goods. Accordingly, revenue is recognized as of the date goods are loaded into the carrier’s trailer, regardless of when the carrier physically removes the trailer from the Company’s premises. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers. New wholesale and large end-user customers typically prepay for their initial order. Revenue is recognized net of estimated returns, discounts, and allowances.  Products purchased include a standard one-year assurance-type warranty that cannot be purchased separately. This warranty allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended three-year warranty that may be purchased separately and is accounted for as a service-type warranty. Because the first year of warranty coverage is included and non-separable from all launcher purchases, the extended three-year warranty represents a service obligation during the second and third years after sale. Amounts billed for extended warranties are recorded as deferred revenue and recognized on a straight-line basis during the coverage period. The Company maintains a reserve for expected warranty claims based on historical experience, and current conditions

During the second quarter of 2025, the Company offered a complimentary five-year extended warranty with any launcher purchased during  May 2025. The Company determined the standalone selling price of the five-year warranty and, in accordance with ASC 606, allocated a portion of the transaction price to this separate performance obligation using the relative standalone selling price method. The allocated amount is recorded as deferred revenue and is recognized on a straight-line basis over the five-year coverage period. Revenue related to both the three-year and five-year extended warranties was immaterial for the three months ended February 28, 2026 and 2025.

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price. The Company estimates returns using the expected value method, as a range of potential outcomes may exist. Returns under the 14-day money back guarantee for the three months ended February 28, 2026 and February 28, 2025 was immaterial. For purchases made through Amazon, certain Byrna products-including launchers, CO₂ tubes, chemical irritant projectiles, and pepper sprays are designated as non-returnable. Other accessories are subject to Amazon’s standard 30-day return policy. The Company estimates expected Amazon returns using the same expected value method applied to its direct-to-consumer sales. Expected Amazon-related return reserves for the three months ended February 28, 2026 and 2025 was immaterial.

The Company sells to dealers and retailers for whom there is no money-back guarantee but may request a return or credit for unforeseen reasons or may have agreed-upon discounts marketing allowances, cooperative advertising programs, or other promotional incentives  to be netted from amounts invoiced. The Company reserves for returns, discounts marketing programs, and allowances based on past performance, contractual terms and expectations of future activity and reports revenue net of the estimated reserve. The Company's reserve for returns, discounts, marketing programs and allowances for the three months ended February 28, 2026 and 2025 was $0.1 million and immaterial, respectively.

Shipping and handling activities related to contracts with customers are accounted for as costs to fulfill the performance obligation. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and are recognized when the product is shipped

Included as cost of goods sold are expenses associated with the production and procurement of products, such as labor and overhead, inbound freight costs, manufacturing depreciation, purchasing and receiving costs, and inspection costs.

Royalty Revenue

The Company recognizes royalty revenue associated with the LATAM Licensing Agreement.

Royalty revenue is recognized in accordance with ASC 606. Sales based royalties related to licenses of functional intellectual property are recognized when the licensed products are manufactured, provided the amount is fixed or determinable and collection is probable. Accordingly, the Company recognizes royalty revenue when (i) the licensee’s manufacturing activity occurs, (ii) the royalty amount is fixed or determinable under the agreement, and (iii) collection is probable.

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies, and law enforcement agencies. Accounts receivable, net of allowances, was $11.6 million, $10.8 million and $2.6 million as of  February 28, 2026,  November 30, 2025, and  November 30, 2024, respectively. Accounts receivable also includes royalty receivables. The amount of royalty receivable included in accounts receivable was $1.4 million, $1.1 million, and not material as of  February 28, 2026,  November 30, 2025, and  November 30, 2024, respectively.

Allowance for Expected Credit Losses

The Company maintains an allowance for current expected credit losses on trade receivables. Effective December 1, 2025, the Company early adopted ASU 2025‑05 and applied the guidance prospectively. In connection with the adoption, the Company elected the practical expedient that allows entities to assume that economic conditions existing as of the balance sheet date will remain unchanged when estimating expected credit losses on current trade receivables. Under this approach, the Company estimates expected credit losses based on relevant customer‑specific credit risk information and collection patterns without incorporating forward‑looking economic forecasts for these short‑term receivables. Prior to adoption, the Company estimated its allowance for credit losses by considering historical collectability based on past due status, the creditworthiness of customers based on ongoing credit evaluations, current market conditions, and reasonable and supportable forecasts of future economic conditions. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.

As of February 28, 2026,  November 30, 2025, and November 30, 2024, the total allowance for expected credit losses recorded was $0.4 million, $0.1 million, and $0.3 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended three-year, five-year, service warranty, was $0.5 million as of  February 28, 2026 and  November 30, 2025 and $1.8 million as of  November 30, 2024, respectively.

Changes in deferred revenue for the three months ended February 28, 2026 and  November 30, 2025 are summarized below (in thousands). The Company recognized warranty revenue totaling less than $0.1 million during each of the three months ended February 28, 2026 and 2025.

	February 28,	November 30,
	2026	2025
Deferred revenue balance, beginning of period	$521	$1,808
Net additions to deferred revenue during the period	14,492	69,351
Reductions in deferred revenue for revenue recognized during the period	(14,546)	(70,638)
Deferred revenue balance, end of period	467	521
Less current portion	445	496
Deferred revenue, non-current	$22	$25

Revenue Disaggregation

The Company presents disaggregated revenue information by reportable sales channel consistent with ASC 280, Segment Reporting, as these channels represent the basis on which the Chief Operating Decision Maker evaluates the Company’s performance.

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Three Months Ended
	February 28,
Geographical Market	2026	2025
U.S./Mexico	$27,796	$24,141
South Africa	—	143
Europe/South America/Asia	529	1,316
Canada	724	590
Total	$29,049	$26,190

	Three Months Ended
	February 28,
Distribution channel	2026	2025
Wholesale (dealer/distributors)	$10,699	$6,289
E-commerce (direct to consumers)	18,122	19,898
Royalties	228	3
Total	$29,049	$26,190

The following table presents disaggregation of the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	February 28,
Sales channel	2026	2025
Web (DTC)	$17,648	$19,394
International (DTC)	474	504
DTC Subtotal	$18,122	$19,898

Byrna Dedicated Dealers (Wholesale)	9,365	4,422
Law Enforcement / Schools / Pvt Security (Wholesale)	74	25
Retail Stores (Wholesale)	709	301
International (Wholesale)	551	1,541
Wholesale Subtotal	$10,699	$6,289

Royalties	$228	$3

Total	$29,049	$26,190

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by revenue stream (in thousands):

	Three Months Ended
	February 28,
Revenue type	2026	2025
Product	$28,821	$26,187
Royalties	228	3
Total	$29,049	$26,190

11.	INVENTORY

The following table summarizes inventory (in thousands):

	February 28,	November 30,
	2026	2025
Raw materials	$17,992	$18,736
Work in process	5,568	4,387
Finished goods	9,539	9,571
Total	$33,099	$32,694

12.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	February 28,	November 30,
	2026	2025
Computer equipment and software	$886	$886
Furniture and fixtures	820	820
Leasehold improvements	1,951	1,931
Machinery and equipment	8,551	8,307
	12,208	11,944
Less: accumulated depreciation and amortization	4,789	4,218
Total	$7,419	$7,726

The Company recognized $0.6 million and $0.4 million in depreciation expense during the three months ended February 28, 2026 and 2025, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

At February 28, 2026 and November 30, 2025, the Company had deposits of $1.9 million and $1.5 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

13.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at February 28, 2026			Balance at November 30, 2025
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(1,298)	$2,657	$3,955	$(1,234)	$2,721
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(70)	—
Federal Firearms License	3	6	(2)	4	6	(1)	5
Total		$4,391	$(1,370)	$3,021	$4,391	$(1,305)	$3,086

The trademarks have an indefinite life and are assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Total intangible assets amortization expense for the three months ended February 28, 2026 and 2025 were $0.1 million and $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of February 28, 2026 are as follows (in thousands):

Fiscal Year Ending November 30,
2026 (remaining nine months)	$194
2027	259
2028	259
2029	259
2030	259
Thereafter	1,431
Total	$2,661

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	February 28,	November 30,
	2026	2025
Trade payables	$8,467	$10,082
Accrued sales, use and income tax	233	648
Accrued personnel costs	1,410	4,696
Accrued professional fees	554	153
Other accrued liabilities	111	285
Total	$10,775	$15,864

15.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until the Company reaches the aggregate limit of $10 million for the repurchases under the program.  The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the three months ended February 28, 2026, the Company repurchased 58,905 shares of common stock for $1.0 million. No shares were repurchased during the three months ended February 28, 2025. As of February 28, 2026, 0.5 million shares of common stock have been repurchased for $5.8 million.

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased - December 2025	27,388	$453,035	$16.5
Shares purchased - January 2026	31,517	499,996	15.9
Total	58,905	$953,031	$16.2

16.	STOCK-BASED COMPENSATION

2020 Plan

In 2020, the Board and the stockholders approved the Byrna Technologies Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of shares of common stock available for issuance in connection with options and other awards granted under the 2020 Plan is 2,500,000. In 2022, the Company’s Board of Directors and the Company's stockholders approved the increase of the number of shares of common stock available for issuance under the 2020 Plan by 1,300,000shares to a total of 3,800,000 shares. The 2020 Plan is administered by the Compensation Committee of the Board. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and restricted or unrestricted shares of common stock may be granted. Persons eligible to receive awards under the 2020 Plan are employees, officers, directors, consultants, advisors and other individual service providers of the Company. Awards are at the discretion of the Compensation Committee

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at their grant date fair value. The Company’s stock-based payments include stock options, RSUs, and incentive warrants. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, on a straight-line basis. The measurement date for non-employee awards is generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during either the expected term or the contractual term. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Forfeitures are accounted for as they occur.

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

Stock-Based Compensation Expense

Total stock-based compensation expense was $0.5 million and $0.8 million for the three months ended February 28, 2026 and 2025, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units

During the three months ended February 28, 2026 and 2025 the Company did not grant any RSUs or PSUs. Stock-based compensation expense for RSUs and PSUs for the three months ended February 28, 2026 and 2025 was $0.4 million and $0.4 million, respectively.

As of  February 28, 2026, there was $2.3 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 0.6 years.

The following table summarizes the RSU activity during the three months ended February 28, 2026:

RSUs
Unvested and outstanding as of November 30, 2025	867,137
Granted	—
Settled	(76,861)
Forfeited	(53,092)
Unvested and outstanding at February 28, 2026	737,184

Of the 76,861 RSUs that were settled during the three months ended February 28, 2026, 12,331 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes. For the three months ended February 28, 2026, RSUs of 64,530, net, were issued in connection with the settlement of RSUs.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.1 million and $0.4 million during the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026, there was $0.2 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes option activity under the 2020 Plan during the three months ended February 28, 2026:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2025	1,087,585	$8.96
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(3,750)	9.23
Outstanding, February 28, 2026	1,083,835	$8.96
Exercisable, February 28, 2026	1,026,085	$9.08

17.	EARNINGS PER SHARE

For the three months ended February 28, 2026 and 2025, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three months ended February 28, 2026 and 2025. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

	For the Three Months Ended
	February 28,
	2026	2025
Net income	$801	$1,662

Weighted-average number of shares used in computing net income per share, basic	22,667,850	22,587,099
Net income per share - basic	$0.04	$0.07
Weighted-average number of shares used in computing net income per share, diluted	23,829,637	24,098,635
Net income per share - diluted	$0.03	$0.07

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended February 28, 2026 and 2025:

	For the Three Months Ended
	February 28,
	2026	2025
Weighted-average common shares outstanding- basic	22,667,850	22,587,099
Assumed conversion of:
Dilutive stock options	459,655	720,689
Dilutive RSUs	702,132	790,847
Weighted-average common share outstanding- diluted	23,829,637	24,098,635

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended
	February 28,
	2026	2025
Options	11,000	—
RSUs	68,016	—
Total	79,016	—

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleases office premises at its Massachusetts headquarters to a corporation owned and controlled by the former Chief Executive Officer (“CEO”) of the Company, beginning July 1, 2020. The sublease is scheduled to terminate on April 30, 2026. Sublease payments received were a nominal amount for the three months ended February 28, 2026 and 2025.

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

Commencing in October 2025, the Company assumed two operating leases for retail suites located in Santa Clarita, California. The leases each have a two-year term, commencing on October 3, 2025, and expiring on September 14, 2027. The Company subleases both suites to a third-party dealer. The Company remains the primary obligor under the head leases and invoices the subtenant for an equivalent amount of rent with no markup.

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

For the three months ended February 28, 2026 and 2025, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	February 28, 2026	February 28, 2025
Lease Cost:
Operating lease cost	$206	$181
Short-term lease cost	35	19
Variable lease cost	49	-
Total lease cost	$290	$200

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$176	$105

Operating Leases:
Weighted-average remaining lease term (in years)	3.7	4.6
Weighted-average discount rate	7.7%	8.0%

Future lease payments under non-cancelable operating leases as of February 28, 2026 are as follows (in thousands):

Fiscal Year Ending November 30,
2026 (nine months)	$666
2027	773
2028	386
2029	266
2030	160
Thereafter	226
Total lease payments	2,477
Less: imputed interest	307
Present value of operating lease liabilities	$2,170
Operating lease liabilities, current	$751
Operating lease liabilities, non-current	$1,419

20.	INCOME TAXES

For the three months ended February 28, 2026, the Company recorded less than $0.1 million of income tax benefit. For the three months ended February 28, 2025, the Company recorded $0.1 million of income tax expense. For the three months ended February 28, 2026 and 2025, the effective tax rate was (0.4)% and 6.4%, respectively.

The income tax benefit recorded for the three months ended February 28, 2026, despite pre‑tax income, was primarily attributable to discrete excess tax benefits recognized in connection with the vesting of share‑based compensation awards during the quarter, which more than offset the income tax expense attributable to ordinary income for the period.

The Company’s effective tax rate differs from the statutory federal rate of 21.0% primarily due to the effects of state income taxes net of the federal benefit, foreign tax rate differentials related to the Company’s South Africa operations, permanent non‑deductible expenses, discrete items related to share‑based compensation, and other items.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law including provisions related to domestic research and development expenses and bonus depreciation, among others.  The Company has assessed the impact of the OBBBA on its consolidated financial statements and has included the estimated impact of items affecting its forecasted tax rate as part of its income tax expense computed for the quarter ending February 28, 2026.

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

Restricted Cash

As of February 28, 2026, the Company held $0.4 million of restricted cash that was temporarily unavailable for general corporate purposes. The Company expects the restricted amount to be released to unrestricted cash within the next twelve months.

22.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

Beginning in fiscal 2025, the Company manages its operations through two reportable channels: (1) Direct to Consumer (“DTC”) – includes sales through the Company’s e commerce website, Amazon storefronts, and Company operated retail stores, and (2) Wholesale ("dealer/distributor") – includes sales to distributors, law enforcement agencies, retailers, and international distributors.

The CEO, who is also the CODM, evaluates sales channel performance primarily based on sales channel revenue less cost of sales and gross margin. Operating expenses, including marketing and variable expenses, executive compensation, public company costs, certain IT infrastructure costs, share-based compensation, and items not allocable to a specific segment, are reported as Other Items. No segment specific balance sheet information is regularly reviewed by the CODM; therefore, the Company does not report segment assets or segment liabilities

The tables below (in thousands) summarize, by geographic region, the Company’s revenue for the three months ended February 28, 2026 and 2025, respectively, and long-lived assets and total assets as of  February 28, 2026 and November 30, 2025, respectively. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
February 28, 2026	$27,796	$—	$529	$724	$29,049
February 28, 2025	$24,141	$143	$1,316	$590	$26,190

Long-lived assets	US	South Africa	Total
February 28, 2026	$14,153	$18	$14,171
November 30, 2025	$14,256	$93	$14,349

Total Assets	US	South Africa	Canada	Total
February 28, 2026	$75,947	$3,561	$392	$79,900
November 30, 2025	$80,160	$3,990	$338	$84,488

The table below (in thousands) summarize the Company’s revenue by reportable sales channel as of February 28, 2026:

	Three Months Ended
	February 28, 2026

	DTC	Wholesale	Total
Revenue	$18,122	$10,927	$29,049
COS	6,329	5,319	11,648
Gross Margin	$11,793	$5,608	$17,401
Gross Margin %	65.1%	51.3%	59.9%

Operating Expenses			$16,473

Profit from operations			$928
Operating Margin %			3.2%

The table below (in thousands) summarize the Company’s revenue by reportable sales channel as of February 28, 2025:

	Three Months Ended
	February 28, 2025

	DTC	Wholesale	Total
Revenue	$19,898	$6,292	$26,190
COS	6,947	3,319	10,266
Gross Margin	$12,951	$2,973	$15,924
Gross Margin %	65.1%	47.3%	60.8%

Operating Expenses			$14,228

Profit from operations			$1,696
Operating Margin %			6.5%

23.	FINANCIAL INSTRUMENTS

The Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them.

i)	Currency Risk

The Company held cash balances with banks in the United States denominated in U.S. dollars and with banks in South Africa denominated in U.S. dollars and South African rand, and with banks in Canada denominated in Canadian dollars. The South African rand and the Canadian dollar may fluctuate against the U.S. dollar based on changes in economic conditions.

During the three months ended February 28, 2026, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ assets, liabilities, and certain operating expenses denominated in South African rand. The Company recorded a translation adjustment gain of approximately $0.3 million and a translation adjustment loss of $0.1 million related to the South African rand during the three months ended February 28, 2026 and 2025, respectively. The translation adjustment related to the Company’s Canadian subsidiary, which was established in 2025, was immaterial for the period.

The Company’s South African subsidiary incurs operating costs denominated in South African rand. Consequently, fluctuations in the U.S. dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the U.S. exchange rate, the impact on the income and stockholders’ equity is not material.

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

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, marketable debt securities, accounts receivable, and the loan receivable from Byrna LATAM. The Company maintains cash and cash equivalents with high credit quality financial institutions located in the US, Canada, and South Africa. The Company maintains cash and cash equivalents balances along with marketable securities with financial institutions in the US in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of February 28, 2026, two of the Company's customers accounted for approximately 50% of total accounts receivable. As of November 30, 2025, two of the Company's customers accounted for approximately 47% of total accounts receivable.

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

24.	CREDIT FACILITY

On February 3, 2026, the Company entered into a credit agreement with Texas Capital Bank (the “Credit Agreement”). The Credit Agreement provides for a total committed credit facility of $20.0 million, consisting of (i) a $5.0 million revolving line of credit and (ii) a $15.0 million delayed draw term loan. The Credit Agreement has a five‑year term and matures on February 3, 2031. Borrowings under the Credit Agreement bear interest at Term SOFR plus a margin ranging from 2.50% to 2.75%, depending on certain financial ratios. The Credit Agreement is secured by substantially all of the Company’s assets.

The revolving line of credit is available for general corporate purposes, including working capital, subject to customary borrowing conditions. The delayed draw term loan is available during a 24‑month availability period beginning February 4, 2026, subject to satisfaction of certain conditions precedent at the time of each borrowing, including the absence of an event of default, compliance with applicable financial covenants on a pro forma basis, and restrictions limiting the use of proceeds to permitted acquisitions. Amounts borrowed under the delayed draw term loan may not be reborrowed once repaid.

In connection with the Credit Agreement, the Company incurred debt issuance costs, which were immaterial to the condensed consolidated financial statements. The portion of debt issuance costs expected to be amortized over the next twelve months is included in Prepaid assets and other current assets, with the remaining balance included in Other assets on the condensed consolidated balance sheet.

As of February 28, 2026, the Company had no borrowings outstanding under the Credit Agreement. The Company had $5.0 million available under the revolving line of credit and $15.0 million of committed delayed draw term loan capacity during the availability period, subject to the conditions and restrictions described above.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” "opportunity," "could," “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 5, 2026, as amended on March 30, 2026 (the “2025 10-K”), and the Company’s subsequent filings with the SEC, all of which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, restrictions or prohibitions imposed by advertising platforms, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or credit losses, determinations or audits by taxing authorities, changes in government regulations, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South America and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

OVERVIEW

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes, which are included in Item 1 of this report.

Byrna Technologies Inc. designs, manufactures, retails and distributes less lethal personal security solutions intended for situations that do not require the use of lethal force. Our mission is to empower individuals to protect themselves and others, and our product strategy emphasizes ease of use, effectiveness, and reliability in both consumer and professional safety environments. We also develop tools intended to serve as alternatives to traditional firearms for law enforcement and private security customers with the goal of reducing firearm related incidents and supporting de-escalation practices. Our strategy includes positioning Byrna® as a consumer lifestyle brand associated with personal confidence and safety, while expanding our product portfolio to broaden market reach and drive sales growth from both new and existing customers.

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

We believe demand for less lethal products in the United States and internationally continues to rise and that this category will remain a growing segment of the broader security market.  We plan to meet this demand by manufacturing and distributing our Byrna® SD, Byrna LE and most recently our Byrna CL launchers, along with continued expansion of our accessory and ammunition offerings.

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

Beginning in fiscal year 2025, we also reorganized our operations into two reportable sales channels, Direct‑to‑Consumer (“DTC”) and Wholesale (dealer/distributor), to align with our expanded omnichannel strategy, the opening of Company‑operated retail stores, and increased penetration into national retail chains and international distributors.

The Company operates primarily in the United States and Canada through wholly owned subsidiaries.

RESULTS OF OPERATIONS

Three months ended February 28, 2026 as compared to three months ended February 28, 2025:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $29.0 million in the first fiscal quarter of 2026 which represents an increase of $2.8 million, or 10.7%, as compared to the prior year period revenues of $26.2 million. The increase was primarily driven by higher wholesale dealer and distributor sales, which increased by $4.4 million. Direct to customer sales, via Amazon and our website, decreased by $1.8 million, or 8.9%, from $19.9 million in the first fiscal quarter of 2025 to $18.1 million in the same fiscal quarter of 2026. Sales to domestic dealers and retailers improved in the three months ended February 28, 2026, increasing by 114.9% to $10.1 million from $4.7 million in the three months ended February 28, 2025. Sales to international markets, including Canada, decreased from $2.0 million in the three months ended February 28, 2025 to $1.3 million in the three months ended February 28, 2026, which includes $0.2 million in royalty revenue related to the LATAM Licensing Agreement during the first fiscal quarter of 2026.

Segment Results

Direct‑to‑Consumer (DTC)

DTC revenue decreased to $18.1 million in the first fiscal quarter of 2026 compared to $19.9 million in the prior year period, primarily driven by a decline in direct‑to‑customer sales through the Company’s online channels, including Amazon and the Company’s website.

Wholesale (Dealer/Distributor)

Wholesale revenue increased to $10.7 million in the first fiscal quarter of 2026 compared to $6.3 million in the prior year period, reflecting (i) expanded relationships with national and regional retailers, (ii) enhanced engagement with distributors, and (iii) increased law‑enforcement interest.

Cost of Goods Sold

Cost of goods sold was $11.6 million in the first fiscal quarter of 2026 compared to $10.3 million in the prior year period. This increase of $1.3 million, or 12.6%, is primarily due to the increase in sales volumes. Cost of goods sold attributable to Direct‑to‑Consumer (“DTC”) was $6.3 million in the first fiscal quarter of 2026, compared to $7.0 million in the prior year period. Cost of goods sold attributable to Wholesale was $5.3 million in the first fiscal quarter of 2026, compared to $3.3 million in the prior year period.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Cost of goods sold includes costs associated with the production and procurement of products, including labor and overhead, inbound freight, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $17.4 million during the first fiscal quarter of 2026, or 59.9% of net revenue, compared to gross profit of approximately $15.9 million, or 60.8% of net revenue, in the prior‑year period. The decrease in gross margin was primarily driven by a shift in sales mix toward Wholesale and Retail channels, which generally carry lower average selling prices than Direct‑to‑Consumer (“DTC”) sales, as well as higher manufacturing costs recognized in cost of goods sold during the period related to production variances.

Operating Expenses

Operating expenses were $16.5 million in the first fiscal quarter of 2026, an increase of $2.3 million, as compared to the prior year period expenses of $14.2 million. The increase is due to an increase of $1.3 million in marketing expenses, as the company incurred additional marketing costs to support business growth, an increase of $0.2 million in variable expenses, which increased in proportion to sales volume, an increase of $0.7 million in professional fees, largely attributable to higher accounting, audit, legal, and recruitment‑related costs, a $0.3 million increase in employee compensation costs, and an increase in credit losses of $0.4 million related to a higher allowance for certain customer receivables recorded during the quarter.

Other Income (Expense)

We recorded $0.2 million and $0.1 million of foreign currency transaction loss during the three months ended February 28, 2026 and 2025, respectively. We recorded $0.1 million of interest income during the three months ended February 28, 2026 compared to $0.2 million in the three months ended February 28, 2025.

Income Tax Provision

For the three months ended February 28, 2026 and February 28, 2025, we recorded less than $0.1 million of income tax benefit and $0.1 million of income tax expense, respectively. For the three months ended February 28, 2026 and February 28, 2025, the effective tax rate was (0.4)% and 6.4%, respectively. The effective tax rate for the three months ended February 28, 2026 reflects discrete excess tax benefits related to the vesting of stock‑based compensation awards, which more than offset tax expense on pre‑tax income. Our tax rate differs from the statutory rate of 21.0% due to the effects of state taxes net of federal benefit, the foreign tax rate differential as a result of Byrna South Africa, permanent non-deductible expenses, and discrete items related to stock‑based compensation.

Net Income

Net income was $0.8 million for the three months ended February 28, 2026, a decrease of $0.9 million compared to $1.7 million for the three months ended February 28, 2025.

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

	For the Three Months Ended
	February 28,
	2026	2025
Net income	$801	$1,662

Adjustments:
Interest income	(88)	(186)
Income tax (benefit) expense	(4)	140
Depreciation and amortization	635	440
Non-GAAP EBITDA	1,344	2,056

Stock-based compensation expense	535	840
Severance/Officer recruiting	332	130
Non-GAAP adjusted EBITDA	$2,211	$3,026

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of February 28, 2026 totaled $7.5 million, a decrease of $6.2 million from $13.7 million of cash and cash equivalents as of November 30, 2025.

Operating Activities

Cash used in operating activities was $4.4 million for the three months ended February 28, 2026 compared to cash used in operations of $3.8 million during the prior year period. Net income was $0.8 million compared to $1.7 million for the three months ended February 28, 2026 and February 28, 2025, respectively. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expense of $0.5 million for the three months ended February 28, 2026, compared to $0.8 million for the three months ended February 28, 2025; and depreciation and amortization expense of $0.6 million for the three months ended February 28, 2026, compared to $0.4 million for the three months ended February 28, 2025; In addition to the non-cash activities mentioned above, the Company recognized a deferred tax asset of less than $0.1 million for the three months ended February 28, 2026, compared to $0.4 million for the three months ended February 28, 2025.

Inventory increased during the three months ended February 28, 2026 by $0.3 million compared to an increase of $3.2 million for the three months ended February 28, 2025. Accounts receivable increased by $0.9 million during the three months ended February 28, 2026 as compared to an increase of $0.3 million for the three months ended February 28, 2025. Accounts payable and accrued liabilities decreased during the three months ended February 28, 2026 by $5.1 million compared to a decrease of $1.9 million for the three months ended February 28, 2025. Prepaid expenses and other current assets increased by $0.4 million during the three months ended February 28, 2026 compared to an increase of $0.5 million during the three months ended February 28, 2025. Operating lease liabilities decreased by $0.2 million during the three months ended February 28, 2026 compared to a decrease of $0.1 million during the three months ended February 28, 2025. Deferred revenues decreased $0.1 million during the three months ended February 28, 2026 compared to a decrease of $1.3 million for the three months ended February 28, 2025.

Investing Activities

Cash flows used in investing activities was $0.6 million for the three months ended February 28, 2026 compared to $5.3 million cash used for the three months ended February 28, 2025. The prior year period investing activities primarily relates to the purchases of property and equipment and marketable securities while the current period relates to purchases of property and equipment. Property and equipment increased during the three months ended February 28, 2026 by $0.6 million compared to purchases of $2.6 million for the three months ended February 28, 2025. During the three months ended February 28, 2025, the Company purchased $2.7 million of marketable debt securities. There were no purchases of marketable debt securities during the three months ended February 28, 2026.

Financing Activities

Cash flows used in financing activities was $1.0 million for the three months ended February 28, 2026, compared to cash provided by financing activities of $0.1 million for the three months ended February 28, 2025. The current year amount was primarily composed of taxes paid on issuances of restricted stock units of less than $0.1 million and payments of $1.0 million for repurchases of common stock. The prior year amount was primarily composed of proceeds from stock option exercises and taxes paid on issuances of restricted stock units.

We require significant capital to meet our obligations as they become due. Throughout the next twelve months, we expect to fund our operations primarily from cash generated from operations. The Company also has access to an existing credit facility, as discussed in Note 24, Credit Facility, which may be used, but is not currently anticipated to be drawn, to provide additional liquidity if needed. We may pursue additional equity offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If we are required to raise additional capital to support our operations and are unable to secure additional funding, we may be forced to curtail or suspend our business plans.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2025 10-K. During the three months ended February 28, 2026, there were no significant changes to our critical accounting policies from those described in our 2025 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2026 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO concluded with reasonable assurance, that as of February 28, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the first quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those in this report include the “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed with the SEC on February 5, 2026, as amended on March 30, 2026. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the three months ended February 28, 2026, 58,905 shares of common stock were repurchased for $1.0 million. See Note 15 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended  February 28, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Byrna Technologies Inc.

Date: April 9, 2026		/s/ Conn Davis
	Name:	Conn Davis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2026		/s/ Laurilee Kearnes
	Name:	Laurilee Kearnes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)