Form 10-Q
period 2026-05-31
Byrna Technologies Inc.
filed 2026-07-09
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 9, 2026, the Company had 22,693,356 outstanding shares of common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	May 31,	November 30,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,436	$13,727
Accounts receivable, net	4,437	10,840
Inventory, net	30,445	32,694
Prepaid expenses and other current assets	4,009	4,681
Marketable debt securities	1,002	1,754
Total current assets	49,329	63,696
LONG TERM ASSETS
Deposits for equipment	541	1,495
Right-of-use-assets, net	1,714	2,042
Property and equipment, net	4,047	7,726
Intangible assets, net	2,956	3,086
Goodwill	2,258	2,258
Deferred tax asset, net	7,395	4,134
Other assets	177	51
TOTAL ASSETS	$68,417	$84,488

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,033	$15,864
Operating lease liabilities, current	777	734
Deferred revenue, current	334	496
Total current liabilities	10,144	17,094
LONG TERM LIABILITIES
Deferred revenue, non-current	20	25
Operating lease liabilities, non-current	1,270	1,612
Total liabilities	11,434	18,731

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 25,331,939 shares issued and 22,693,356 shares outstanding as of May 31, 2026, and 25,258,393 shares issued and 22,678,715 outstanding as of November 30, 2025	25	25
Additional paid-in capital	137,075	135,870
Treasury stock (2,638,583 and 2,579,678 shares purchased as of May 31, 2026 and November 30, 2025, respectively)	(23,308)	(22,355)
Accumulated deficit	(56,383)	(47,096)
Accumulated other comprehensive loss	(426)	(687)

Total Stockholders’ Equity	56,983	65,757

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,417	$84,488

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
Net revenue	$16,387	$28,505	$45,436	$54,695
Cost of goods sold	14,604	10,941	26,252	21,207
Gross profit	1,783	17,564	19,184	33,488
Operating expenses	14,629	14,238	31,102	28,466
(LOSS) INCOME FROM OPERATIONS	(12,846)	3,326	(11,918)	5,022
OTHER (EXPENSE) INCOME
Foreign currency transaction gain (loss)	41	(135)	(197)	(215)
Interest income, net	42	116	130	303
Other income	13	18	32	17
(LOSS) INCOME BEFORE INCOME TAXES	(12,750)	3,325	(11,953)	5,127
Income tax benefit (provision)	2,662	(898)	2,666	(1,038)
NET (LOSS) INCOME	(10,088)	2,427	(9,287)	4,089

Foreign exchange translation adjustment	(91)	76	245	(54)
Unrealized (loss) gain on marketable debt securities	(3)	17	16	77
COMPREHENSIVE (LOSS) INCOME	$(10,182)	$2,520	$(9,026)	$4,112

Basic net (loss) income per share	$(0.44)	$0.11	$(0.41)	$0.18
Diluted net (loss) income per share	$(0.44)	$0.10	$(0.41)	$0.17

Weighted-average number of common shares outstanding - basic	22,686,895	22,668,546	22,677,477	22,628,270
Weighted-average number of common shares outstanding - diluted	22,686,895	23,951,297	22,677,477	24,021,948

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	May 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(9,287)	$4,089
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	1,371	1,562
Depreciation and amortization	1,362	999
Loss on disposal	83	—
Operating lease costs	331	368
Deferred tax (benefit) provision	(3,261)	1,040
Unrealized gain on available-for-sale securities	18	—
Allowance for expected credit losses	295	—
Provision for inventory reserves	2,248	2,169
Write-down of ammunition inventory	3,605	—
Impairment loss on property and equipment	4,506	—
Changes in assets and liabilities:
Accounts receivable	6,108	(3,906)
Deferred revenue	(167)	(1,458)
Inventory	(3,604)	(14,483)
Prepaid expenses and other current assets	672	(592)
Other assets	(126)	(64)
Accounts payable and accrued liabilities	(6,831)	1,269
Operating lease liabilities	(357)	(228)
NET CASH USED IN OPERATING ACTIVITIES	(3,034)	(9,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,135)	(3,581)
Proceeds from sale of marketable debt securities	750	2,997
Acquisition of Federal Firearms License	—	(6)
NET CASH USED IN INVESTING ACTIVITIES	(385)	(590)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	234
Repurchase of common stock	(953)	(55)
Payment of taxes withheld on issuance of restricted stock units	(166)	(86)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,119)	93
Effects of foreign currency exchange rate changes	247	(96)
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(4,291)	(9,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,727	16,829
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,436	$7,001

Supplemental schedule of noncash investing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$58	$178

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended May 31, 2026 and 2025

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, February 28, 2026	25,322,923	$25	$136,398	(2,638,583)	$(23,308)	$(46,295)	$(332)	$66,488
Stock-based compensation	—	—	836	—	—	—	—	836
Issuance of common stock pursuant to vesting of restricted stock units	9,016	—	(159)	—	—	—	—	(159)
Net loss	—	—	—	—	—	(10,088)	—	(10,088)
Unrealized gain on marketable securities	—	—	—	—	—	—	(3)	(3)
Foreign currency translation	—	—	—	—	—	—	(91)	(91)
Balance, May 31, 2026	25,331,939	$25	$137,075	(2,638,583)	$(23,308)	$(56,383)	$(426)	$56,983

Balance, February 28, 2025	25,182,452	$25	$133,895	(2,515,217)	$(21,253)	$(55,121)	$(719)	$56,827
Stock-based compensation	—	—	722	—	—	—	—	722
Issuance of common stock pursuant to exercise of stock options	12,720	—	141	—	—	—	—	141
Issuance of common stock pursuant to vesting of restricted stock units	2,441	—	(19)	—	—	—	—	(19)
Repurchase of common shares under StockBuyback Plan	—	—	—	(3,927)	(55)	—	—	(55)
Net income	—	—	—	—	—	2,427	—	2,427
Unrealized gain on marketable securities	—	—	—	—	—	—	17	17
Foreign currency translation	—	—	—	—	—	—	76	76
Balance, May 31, 2025	25,197,613	$25	$134,739	(2,519,144)	$(21,308)	$(52,694)	$(626)	$60,136

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2025	25,258,393	$25	$135,870	(2,579,678)	$(22,355)	(47,096)	$(687)	$65,757
Stock-based compensation	—	—	1,371	—	—	—	—	1,371
Issuance of common stock pursuant to vesting of restricted stock units	73,546	—	(166)	—	—	—	—	(166)
Repurchase of common shares under StockBuyback Plan	—	—	—	(58,905)	(953)	—	—	(953)
Net loss	—	—	—	—	—	(9,287)	—	(9,287)
Unrealized gain on marketable securities	—	—	—	—	—	—	16	16
Foreign currency translation	—	—	—	—	—	—	245	245
Balance, May 31, 2026	25,331,939	$25	$137,075	(2,638,583)	$(23,308)	$(56,383)	$(426)	$56,983

Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	(56,783)	$(649)	$54,369
Stock-based compensation	—	—	1,562	—	—	—	—	1,562
Issuance of common stock pursuant to exercise of stock options	87,271	—	234	—	—	—	—	234
Issuance of common stock pursuant to vesting of restricted stock units	99,366	—	(86)	—	—	—	—	(86)
Repurchase of common shares under StockBuyback Plan	—	—	—	(3,927)	(55)	—	—	(55)
Net income	—	—	—	—	—	4,089	—	4,089
Unrealized gain on marketable securities	—	—	—	—	—	—	77	77
Foreign currency translation	—	—	—	—	—	—	(54)	(54)
Balance, May 31, 2025	25,197,613	$25	$134,739	(2,519,144)	$(21,308)	$(52,694)	$(626)	$60,136

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended May 31, 2026 and 2025

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

The Company operates and reports its results through two reportable sales channels: Direct‑to‑Consumer (“DTC”) and Wholesale (dealer/distributors).

2.	OPERATIONS AND MANAGEMENT PLANS

As of May 31, 2026, the Company had an accumulated deficit of approximately $56.4 million. The Company has historically funded its operations primarily through the issuance of the Company's common stock, par value $0.001 per share ("Common Stock"). The Company also maintains access to additional liquidity through its revolving line of credit and delayed draw term loan facility, under which $5.0 million and $15.0 million, respectively, remained available as of May 31, 2026 (see Note 24, Credit Facility). The Company generated a net loss of $9.3 million and used $3.0 million of cash in operations for the six months ended May 31, 2026. The Company's future results will depend on its ability to continue generating sufficient revenue to fund operating expenses and to effectively market its products.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three and six months ended May 31, 2026 and 2025 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and six months ended May 31, 2026 and 2025, and its cash flows for the six months ended May 31, 2026 and May 31, 2025 are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. These reclassifications had no impact on previously reported net income, total assets, or cash flows.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about reserves for sales returns, allowances, and discounts, stock-based compensation expense, valuation allowance for deferred tax assets, incremental borrowing rate on leases, useful life of long-lived assets, impairment of long-lived assets, allowance for estimated credit losses, and inventory reserves.

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

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive (Loss) Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (as clarified by ASU 2025-01). This guidance focuses on the disaggregation of income statement expenses. This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision-usefulness of financial statements. The objective is to provide users with a clearer understanding of the nature and variability of expenses reported in the income statement. The standard is effective for annual periods of fiscal years beginning after December 15, 2026, and interim periods in years beginning after December 15, 2027, with early adoption permitted. While the Company anticipates that the adoption of this standard will require additional disclosures, it does not expect it to have a material impact on the Company's financial position or results of operations.

6.	Goodwill

Goodwill resulting from a business combination is not amortized but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount. The Company performs its annual goodwill impairment assessment during the fourth quarter of each fiscal year.

During the three months ended May 31, 2026, the Company identified the cessation of ammunition production at its Fort Wayne, Indiana facility as a triggering event requiring an interim assessment of goodwill for impairment. In accordance with ASC 350-20-35-3A, the Company performed a qualitative assessment of relevant events and circumstances — including the nature and financial impact of the Fort Wayne cessation, the Company's overall financial performance, industry and market conditions, and other entity-specific factors — to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on this qualitative assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount, and therefore no quantitative impairment test was required and no impairment charge was recorded. As of November 30, 2025, the Company determined there were no indicators of goodwill impairment.

7.	MARKETABLE DEBT SECURITIES

Marketable debt securities consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive (loss) income in the consolidated statements of operations and comprehensive (loss) income, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in net (loss) income and unrealized losses that are not credit related are recognized in accumulated other comprehensive loss. For the three and six months ended May 31, 2026 and 2025, both unrealized and realized gains on marketable debt securities was immaterial.

The following table summarizes our marketable securities and available-for-sale investments as of May 31, 2026 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$-	$-	$-	$-	$-
U.S. Treasury securities	999	3	-	1,002	1,002
Total	$999	$3	$-	$1,002	$1,002

The following table summarizes our marketable securities and available-for-sale investments as of November 30, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$737	$11	$-	$748	$748
U.S. Treasury securities	999	7	-	1,006	1,006
Total	$1,736	$18	$-	$1,754	$1,754

The marketable debt securities mature within one year as of May 31, 2026 and November 30, 2025.

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

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of May 31, 2026:

			May 31, 2026
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$2,254	$2,254	$2,254	$-	$-
U.S. Treasury securities	999	1,002	-	1,002	-
Total	$3,253	$3,256	$2,254	$1,002	$-

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of  November 30, 2025:

			November 30, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,043	$5,043	$5,043	$-	$-
Corporate bonds	737	748	-	748	-
U.S. Treasury securities	999	1,006	-	1,006	-
Total	$6,779	$6,797	$5,043	$1,754	$-

8.	TRANSACTIONS WITH BYRNA LATAM

On August 19, 2024, the Company entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the "LATAM Licensing Agreement"). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The amount of royalty earned during the three and six months ended May 31, 2026 was less than $0.1 million and $0.2 million, respectively, and royalties receivable outstanding as of May 31, 2026 totaled $0.8 million, net of allowance for expected credit losses, and are included in accounts receivable. The amount of royalty earned during the three and six months ended May 31, 2025 was $0.8 million. The amount outstanding as of November 30, 2025 was $1.1 million.

In January 2023 and as amended from time to time, the Company loaned $1.6 million to Byrna LATAM. The loan bears interest at a fixed annual rate of 5% per annum. In April 2026, the Company and Byrna LATAM entered into a third amendment to the loan agreement, pursuant to which accrued interest of less than $0.1 million from the period between the last scheduled payment date under the prior repayment schedule and the effective date of the third amendment (the "stub period") was capitalized into the outstanding principal balance of approximately $0.6 million, resulting in a restated principal balance of approximately $0.6 million. The amended agreement provides for repayment of the restated principal balance, together with interest at 5%, in thirteen equal monthly installments commencing April 20, 2026 and concluding April 20, 2027. Interest income related to the loan receivable was less than $0.1 million for the three and six months ended May 31, 2026, and is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The loan receivable of $0.7 million and $1.1 million was recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheet as of May 31, 2026 and November 30, 2025, respectively. Subsequent to May 31, 2026, the Company and Byrna LATAM entered into a fourth amendment to the loan agreement; see Note 25, Subsequent Events.

9.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products. The Company recorded advertising costs of approximately $5.0 million and $10.3 million for the three and six months ended May 31, 2026, respectively. The Company recorded advertising costs of approximately $3.8 million and $7.9 million for the three and six months ended May 31, 2025, respectively.

10.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Product Sales

The Company generates revenue through e-commerce portals to consumers, as well as wholesale distribution of its products and accessories to dealers, distributors, retail stores and large end-users such as private security companies and law enforcement agencies.   The Company does not manufacture or sell any products regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives or for military applications. Revenue is recognized upon the transfer of control of goods to the customer, which occurs when the Company has satisfied its performance obligation by making the goods available to the customer’s designated carrier in accordance with the Company’s shipping terms. Under these terms, which are Ex-Works (EXW), title and risk of loss pass to the customer once the goods are picked, packed, and loaded into the carrier’s trailer at the Company’s facility and the order is marked as shipped in the Company’s ERP system. At that point, the Company has a present right to payment, the customer has obtained legal title, and the carrier—acting as the customer’s agent—has physical possession of the goods. Accordingly, revenue is recognized as of the date goods are loaded into the carrier’s trailer, regardless of when the carrier physically removes the trailer from the Company’s premises. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers. New wholesale and large end-user customers typically prepay for their initial order. Revenue is recognized net of estimated returns, discounts, and allowances.  Products purchased include a standard one-year assurance-type warranty that cannot be purchased separately. This warranty allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended three-year warranty that may be purchased separately and is accounted for as a service-type warranty. Because the first year of warranty coverage is included and non-separable from all launcher purchases, the extended three-year warranty represents a service obligation during the second and third years after sale. Amounts billed for extended warranties are recorded as deferred revenue and recognized on a straight-line basis during the coverage period. The Company maintains a reserve for expected warranty claims based on historical experience, and current conditions.

During the second quarter of 2025, the Company offered a complimentary five-year extended warranty with any launcher purchased during  May 2025. The Company determined the standalone selling price of the five-year warranty and, in accordance with ASC 606, allocated a portion of the transaction price to this separate performance obligation using the relative standalone selling price method. The allocated amount is recorded as deferred revenue and is recognized on a straight-line basis over the five-year coverage period. Revenue related to both the three-year and five-year extended warranties was immaterial for the three and six months ended May 31, 2026 and 2025 .

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price. The Company estimates returns using the expected value method, as a range of potential outcomes may exist. Returns under the 14-day money back guarantee for the three months ended May 31, 2026 was immaterial. For purchases made through Amazon, certain Byrna products-including launchers, CO₂ tubes, chemical irritant projectiles, and pepper sprays are designated as non-returnable. Other accessories are subject to Amazon’s standard 30-day return policy. The Company estimates expected Amazon returns using the same expected value method applied to its direct-to-consumer sales. Expected Amazon-related return reserves for the three and six months ended May 31, 2026 and 2025 was immaterial.

The Company sells to dealers and retailers for whom there is no money-back guarantee but may request a return or credit for unforeseen reasons or may have agreed-upon discounts marketing allowances, cooperative advertising programs, or other promotional incentives  to be netted from amounts invoiced. The Company reserves for returns, discounts marketing programs, and allowances based on past performance, contractual terms and expectations of future activity and reports revenue net of the estimated reserve. The Company's reserve for returns, discounts, marketing programs and allowances for the three and six months ended May 31, 2026 was $0.1 million and less than $0.1 million, respectively. The Company's reserve for returns, discounts, and allowances for the three and six months ended May 31, 2025 was immaterial.

Shipping and handling activities related to contracts with customers are accounted for as costs to fulfill the performance obligation. Shipping and handling costs associated with the distribution of finished products to customers, are recorded in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and are recognized when the product is shipped.

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

During the three and six months ended May 31, 2026, the Company recorded a net reversal of previously accrued royalty revenue of $0.3 million. This adjustment resulted from revised reporting received from LATAM related to its royalty obligations. The Company reviewed and reconciled these reports on a month-by-month basis dating back to the inception of the arrangement, resulting in the reversal. This reconciliation reflected updated production and sales information provided by LATAM, which differed from amounts previously reported and used as the basis for the Company's royalty accrual estimates. As a result, the Company determined that royalty revenue had been over-accrued in prior periods and recorded a corresponding reversal during the current period. The Company will continue to monitor royalty accruals as additional information from LATAM becomes available and will true-up such accruals as necessary in future periods.

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies, and law enforcement agencies. Accounts receivable, net of allowances, was $4.4 million, $10.8 million and $2.6 million as of  May 31, 2026,  November 30, 2025, and  November 30, 2024, respectively. Accounts receivable also includes royalty receivables. The amount of royalty receivable included in accounts receivable was $0.8 million, $1.1 million, and not material as of  May 31, 2026,  November 30, 2025, and  November 30, 2024, respectively.

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

As of May 31, 2026,  November 30, 2025, and November 30, 2024, the total allowance for expected credit losses recorded was $0.3 million, $0.1 million, and $0.3 million, respectively.

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended three-year, five-year, service warranty, was $0.4 million, $0.5 million, and $1.8 million as of  May 31, 2026,  November 30, 2025,  November 30, 2024, respectively.

Changes in deferred revenue for the three months ended May 31, 2026 and  November 30, 2025 are summarized below (in thousands). The Company recognized warranty revenue totaling less than $0.1 million during each of the three and six months ended May 31, 2026 and 2025.

	May 31,	November 30,
	2026	2025
Deferred revenue balance, beginning of period	$521	$1,808
Net additions to deferred revenue during the period	23,500	69,351
Reductions in deferred revenue for revenue recognized during the period	(23,667)	(70,638)
Deferred revenue balance, end of period	354	521
Less current portion	334	496
Deferred revenue, non-current	$20	$25

Revenue Disaggregation

The Company presents disaggregated revenue information by reportable sales channel consistent with ASC 280, Segment Reporting, as these channels represent the basis on which the Chief Operating Decision Maker evaluates the Company’s performance.

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Geographical Market	2026	2025	2026	2025
U.S./Mexico	$15,190	$25,037	$42,869	$49,155
South Africa	1	283	1	458
Europe/South America/Asia	555	2,872	1,200	4,178
Canada	641	313	1,366	904
Total	$16,387	$28,505	$45,436	$54,695

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Distribution channel	2026	2025	2026	2025
Wholesale (dealer/distributors)	$5,670	$10,857	$16,370	$17,181
E-commerce (direct to consumers)	10,999	16,840	29,120	36,703
Royalties	(282)	808	(54)	811
Total	$16,387	$28,505	$45,436	$54,695

The following table presents disaggregation of the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Sales channel	2026	2025	2026	2025
Web (DTC)	$10,427	$16,574	$28,074	$35,967
International (DTC)	572	266	1,046	736
DTC Subtotal	$10,999	$16,840	$29,120	$36,703

Byrna Dedicated Dealers (Wholesale)	3,993	7,504	12,992	11,760
Law Enforcement / Schools / Pvt Security (Wholesale)	54	61	128	86
Retail Stores (Wholesale)	621	777	1,330	1,078
International (Wholesale)	1,002	2,515	1,920	4,257
Wholesale Subtotal	$5,670	$10,857	$16,370	$17,181

Royalties	$(282)	$808	$(54)	$811

Total	$16,387	$28,505	$45,436	$54,695

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by revenue stream (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
Revenue type	2026	2025	2026	2025
Product	$16,669	$27,697	$45,490	$53,884
Royalties	(282)	808	(54)	811
Total	$16,387	$28,505	$45,436	$54,695

11.	INVENTORY

Inventory consists of raw materials, work-in-process, and finished goods, and is stated at the lower of cost or net realizable value. Costs included in inventory consist of materials, direct labor, and manufacturing overhead. The Company imports certain items that are subject to customs duties and tariffs. Import duties and tariffs that are directly attributable to the acquisition of inventory are capitalized as part of the cost of inventory and are subsequently recognized in cost of goods sold as the related inventory is sold. From time to time, the Company may become entitled to refunds of previously paid tariffs as a result of governmental actions, legal proceedings, administrative rulings, or approved refund claims. Consistent with ASC 450-30, Gain Contingencies, the Company does not recognize a tariff refund until the gain is realized or realizable — generally upon receipt of funds, or when a refund claim has been approved and quantified by the applicable governmental authority such that realization is assured. Amounts recognized are recorded as a reduction of the carrying value of inventory to the extent the related inventory remains on hand, or as a reduction of cost of goods sold to the extent the related inventory has already been sold.

During the six months ended May 31, 2026, the Company received refunds of previously paid tariffs of approximately $1.1 million in cash, which were recorded as a reduction of cost of goods sold in the period received, as the related inventory had already been sold. Subsequent to May 31, 2026, the Company received an additional tariff refund of approximately $2.3 million (see Note 25, Subsequent Events).

Potential tariff refunds that remain contingent upon future events, unresolved legal or administrative proceedings, or pending governmental approval are not recognized until the applicable recognition criteria have been met. The Company evaluates outstanding refund claims each reporting period and provides disclosure of significant contingencies and subsequent developments, as appropriate.

The Company periodically reviews its inventory for excess, slow-moving, and obsolete items and records a reserve when the carrying value of inventory exceeds its estimated net realizable value. During the three and six months ended May 31, 2026, the Company recorded inventory write-downs and reserves totaling $5.9 million, which are included in cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income. Of this amount, $3.6 million related to the write-down of raw materials, work-in-process, and finished goods inventory associated with the cessation of ammunition production operations at the Company's Fort Wayne, Indiana facility (see Note 12, Property and Equipment), as such inventory was determined to have limited or no recoverable value following the decision to cease production.

The majority of the remaining $2.2 million related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped or for which expected future demand and marketability had declined, resulting in an incremental reserve to reduce the carrying value of such inventory to its estimated net realizable value. The remaining reserve balance was due to the Company's review of inventory aging, turnover rates, and updated demand forecasts, conducted in connection with an evaluation of product line strategy and sales priorities undertaken during the quarter.

The following table summarizes inventory (in thousands):

	May 31,	November 30,
	2026	2025
Raw materials	$11,772	$18,736
Work in process	6,550	4,387
Finished goods	12,123	9,571
Total	$30,445	$32,694

12.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	May 31,	November 30,
	2026	2025
Computer equipment and software	$886	$886
Furniture and fixtures	1,041	820
Leasehold improvements	1,926	1,931
Machinery and equipment	5,478	8,307
	9,331	11,944
Less: accumulated depreciation and amortization	5,284	4,218
Total	$4,047	$7,726

The Company recognized $1.2 million and $0.9 million in depreciation expense during the six months ended May 31, 2026 and 2025, respectively. The Company recognized $0.7 million and $0.5 million in depreciation expense during the three months ended May 31, 2026 and 2025, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the second fiscal quarter of 2026, the Company committed to a plan to permanently cease in-house ammunition production operations at its Fort Wayne, Indiana facility. Going forward, ammunition will be sourced from a third-party contract manufacturer. In connection with this decision, the Company performed an impairment assessment of the long-lived assets associated with the ammunition production function under ASC 360, Property, Plant, and Equipment.

The ammunition production machinery, equipment, and production-specific leasehold improvements were determined to constitute an abandoned asset group, as these assets have no alternative use within the Company's remaining operations. The fair value of the production equipment was determined to approximate zero, as expected scrap and salvage proceeds were not material after considering costs to dismantle and remove the equipment. Accordingly, the Company recognized a total impairment loss of approximately $3.5 million during the three months ended May 31, 2026, comprised of $3.5 million related to the write-off of ammunition production machinery and equipment and less than $0.1 million related to the write-off of production-specific leasehold improvements. The impairment loss is included in cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

In addition, during the three and six months ended May 31, 2026, the Company wrote off approximately $1.0 million of deposits for equipment associated with the Fort Wayne ammunition production facility. These assets had not yet been placed in service at the time the decision to cease production was made and therefore have no recoverable value. The write-off is reflected in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

At May 31, 2026 and November 30, 2025, the Company had deposits of $0.5 million and $1.5 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

13.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at May 31, 2026			Balance at November 30, 2025
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$3,955	$(1,363)	$2,592	$3,955	$(1,234)	$2,721
Trademarks	Indefinite	360	—	360	360	—	360
Customer List	2	70	(70)	—	70	(70)	—
Federal Firearms License	3	6	(2)	4	6	(1)	5
Total		$4,391	$(1,435)	$2,956	$4,391	$(1,305)	$3,086

The trademarks have an indefinite life and are assessed annually for impairment.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Total intangible assets amortization expense for the six months ended May 31, 2026 and 2025 were $0.1 million and $0.1 million, respectively. Total intangible assets amortization expense for the three months ended May 31, 2026 and 2025 were $0.1 million and less than $0.1 million, respectively.

Estimated future amortization expense related to intangible assets as of May 31, 2026 are as follows (in thousands):

Fiscal Year Ending November 30,
2026 (remaining six months)	$129
2027	259
2028	259
2029	259
2030	259
Thereafter	1,431
Total	$2,596

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	May 31,	November 30,
	2026	2025
Trade payables	$6,723	$10,082
Accrued sales, use and income tax	190	648
Accrued personnel costs	996	4,696
Accrued professional fees	304	153
Other accrued liabilities	820	285
Total	$9,033	$15,864

15.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program will expire on the sooner of the two-year anniversary of its initiation or until the Company reaches the aggregate limit of $10 million for the repurchases under the program. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the six months ended May 31, 2026, the Company repurchased 58,905 shares of common stock for $1.0 million. No shares were repurchased during the three months ended  May 31, 2026. As of May 31, 2026, 0.5 million shares of common stock have been repurchased for $5.8 million.

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis. Total stock-based compensation expense was $0.8 million and $0.7 million for the three months ended May 31, 2026 and 2025, respectively, and $1.4 million and $1.6 million for the six months ended May 31, 2026 and 2025, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Restricted Stock Units

During the three and six months ended May 31, 2026, the Company granted performance-based restricted stock units ("PSUs") to certain employees. The number of PSUs that may ultimately vest is contingent upon the achievement of specified GAAP revenue targets for the fiscal year 2027 performance period ( December 1, 2026 through November 30, 2027), as well as the participant's continued employment through November 30, 2028. The actual number of shares that may be earned ranges from 0% to 200% of the target award, depending on the level of achievement of the performance goals. Any earned PSUs will vest on November 30, 2028, subject to continued service through such date. Compensation expense is recognized for PSUs only to the extent that it is probable the performance conditions will be achieved. During the three and six months ended May 31, 2026 the Company granted 362,361 RSUs consisting of 230,064 time-based RSUs and 132,297 performance-based RSUs. Stock-based compensation expense for the RSUs for the three and six months ended May 31, 2026 was $0.8 million and $1.2 million, respectively.

In connection with the appointment of the Company's Chief Executive Officer ("CEO") effective March 2, 2026, the Company also granted a separate new-hire performance-based equity award consisting of PSUs with a grant-date value of $250,000. This award vests in full, if at all, on the two-year anniversary of the grant date, subject to the achievement of a market-based performance condition requiring that the volume-weighted average price ("VWAP") of the Company's common stock over the final 90 days of the two-year performance period equals or exceeds 156% of the closing stock price on the grant date, and subject to the CEO's continued employment through the vesting date. If the market condition is not satisfied on the vesting date, the award will be forfeited in its entirety with no partial vesting. Because this award is subject to a market condition, compensation expense is recognized on a straight-line basis over the requisite service period regardless of whether the market condition is ultimately achieved.

In connection with the promotion of the Company's President effective March 17, 2026, the Company granted a promotion retention equity award consisting of 20,810 RSUs in the aggregate, comprised of 10,405 time-based RSUs and 10,405 PSUs. The PSU portion of this award cliff vests on the one-year anniversary of the grant date, subject to the achievement of a market-based performance condition requiring that the VWAP of the Company's common stock over the final 90 days of the one-year performance period equals or exceeds 125% of the closing stock price on March 16, 2026, and subject to the President's continued employment through the vesting date. If the performance condition is not satisfied on the vesting date, the PSUs will be forfeited in their entirety with no partial vesting. Because this award is subject to a market condition, compensation expense is recognized on a straight-line basis over the requisite service period regardless of whether the market condition is ultimately achieved. Subsequent to May 31, 2026, these awards vested in full upon Mr. Pham's separation from the Company; see Note 25, Subsequent Events.

The grant-date fair value of PSU awards subject to market conditions was determined using a Monte Carlo simulation model, as the market-based vesting conditions preclude the use of a standard option pricing model. The Monte Carlo simulation estimates the probability of satisfying the market condition by simulating future stock price paths using Geometric Brownian Motion over the requisite performance period. For the CEO new-hire PSU award granted March 2, 2026, the following assumptions were used: a grant-date stock price of $12.89, a VWAP threshold of 156% of the grant-date stock price, a performance period of 2.0 years, a risk-free interest rate of 3.44%, expected volatility of 80.0%, and an expected dividend yield of 0.0%, resulting in a grant-date fair value of approximately $7.69 per unit. Expected volatility was based on the Company's historical equity volatility over a lookback period commensurate with the remaining term to the vesting date. The risk-free interest rate was based on the interpolated continuous U.S. Treasury yield commensurate with the remaining term to the vesting date as of the grant date. The Company does not currently pay dividends and does not anticipate paying dividends during the performance period.

As of  May 31, 2026, there was $4.2 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 1.4 years.

The weighted average grant-date fair value of PSUs and RSUs granted during the three and six months ended May 31, 2026 was $10.09 and $7.30 per unit, respectively.

The following table summarizes the RSU activity during the six months ended May 31, 2026:

RSUs
Unvested and outstanding as of November 30, 2025	867,137
Granted	362,361
Settled	(88,545)
Forfeited	(56,786)
Unvested and outstanding at May 31, 2026	1,084,167

Of the 88,545 RSUs that were settled during the six months ended May 31, 2026, 14,999 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes. For the six months ended May 31, 2026, RSUs of 73,546, net, were issued in connection with the settlement of RSUs.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.2 million and $0.7 million during the six months ended May 31, 2026 and May 31, 2025, respectively, and less than $0.1 million and $0.3 million for the three months ended May 31, 2026 and 2025, respectively. As of May 31, 2026, there was $0.1 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 0.7 years.

The following table summarizes option activity under the 2020 Plan during the six months ended May 31, 2026:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2025	1,087,585	$8.96
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(3,750)	9.23
Outstanding, May 31, 2026	1,083,835	$8.96
Exercisable, May 31, 2026	1,026,085	$9.08

17.	(LOSS) EARNINGS PER SHARE

For the three and six months ended May 31, 2026, the Company recorded a net loss and, as such, diluted loss per share is the same as basic loss per share, as the inclusion of any potentially dilutive securities would be antidilutive. Stock options, RSUs, and PSUs that could potentially dilute basic earnings per share ("EPS") in the future were excluded from the computation of diluted loss per share because their effect would be antidilutive. For the three and six months ended May 31, 2025, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended May 31, 2025. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
Net (loss) income	$(10,088)	$2,427	$(9,287)	$4,089

Weighted-average number of shares used in computing net (loss) income per share, basic	22,686,895	22,668,546	22,677,477	22,628,270
Net (loss) income per share - basic	$(0.44)	$0.11	$(0.41)	$0.18
Weighted-average number of shares used in computing net (loss) income per share, diluted	22,686,895	23,951,297	22,677,477	24,021,948
Net (loss) income per share - diluted	$(0.44)	$0.10	$(0.41)	$0.17

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended May 31, 2025:

	For the Three Months Ended	For the Six Months Ended
	May 31,	May 31,
	2025	2025
Weighted-average common shares outstanding- basic	22,668,546	22,628,270
Assumed conversion of:
Dilutive stock options	588,289	659,644
Dilutive RSUs	694,462	734,034
Weighted-average common share outstanding- diluted	23,951,297	24,021,948

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
Options	1,083,835	—	1,083,835	-
RSUs	1,084,167	64,972	1,084,167	64,972
Total	2,168,002	64,972	2,168,002	64,972

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by the former CEO of the Company from July 1, 2020 through April 30, 2026, at which point the sublease terminated. Sublease income recognized was a nominal amount for the three and six months ended May 31, 2026 and 2025.

19.	LEASES

Operating Leases

The Company has operating leases for real estate in the United States and does not have any finance leases.

In 2019, the Company entered into a real estate lease for office space in Andover, Massachusetts.  In August 2021, the lease was amended to include additional space and extend the term of the existing space by one year. The new lease expiration date is February 29, 2028.

The Company leased an office and warehouse space in South Africa. The lease, which was originally set to expire in December 2024, was extended to December 2025 and not renewed.

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

Commencing in October 2025, the Company assumed two operating leases for retail suites located in Santa Clarita, California, each with a two-year term expiring on September 14, 2027. The Company had subleased both suites to a third-party dealer. In May 2026, the subtenant notified the Company of its intent to exit the subleased premises, with the sublease terminating effective June 30, 2026. As a result of the sublease termination, the Company recognized an immaterial impairment loss on the associated right-of-use assets during the three and six months ended May 31, 2026. The Company remains the primary obligor under the head leases and will bear the remaining lease obligations through September 2027.

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

For the three and six months ended May 31, 2026 and 2025, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Lease Cost:
Operating lease cost	$208	$190	$414	$370
Short-term lease cost	42	20	77	39
Variable lease cost	51	-	100	-
Total lease cost	$301	$210	$591	$409

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$181	$135	$357	$240
Operating lease liabilities arising from obtaining right-of-use assets	$58	$178	$58	$178

Operating Leases:
Weighted-average remaining lease term (in years)	3.5	4.3	3.5	4.3
Weighted-average discount rate	7.6%	7.9%	7.6%	7.9%

Future lease payments under non-cancelable operating leases as of May 31, 2026 are as follows (in thousands):

Fiscal Year Ending November 30,
2026 (six months)	$457
2027	793
2028	407
2029	277
2030	160
Thereafter	226
Total lease payments	2,320
Less: imputed interest	273
Present value of operating lease liabilities	$2,047
Operating lease liabilities, current	$777
Operating lease liabilities, non-current	$1,270

20.	INCOME TAXES

For the three months ended May 31, 2026, the Company recorded $2.7 million of income tax benefit. For the three months ended May 31, 2025, the Company recorded $0.9 million of income tax expense. For the three months ended May 31, 2026 and 2025, the effective tax rate was 21.2% and 23.3%, respectively. For the six months ended May 31, 2026, the Company recorded $2.7 million of income tax benefit. For the six months ended May 31, 2025, the Company recorded $1.0 million of income tax expense. For the six months ended May 31, 2026 and 2025, the effective tax rate was 23.1% and 17.2%, respectively.

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

Restricted Cash

As of February 28, 2026, the Company held $0.4 million of restricted cash that was temporarily unavailable for general corporate purposes. During the three months ended May 31, 2026, the restricted amount was released and reclassified to unrestricted cash. There was no restricted cash as of May 31, 2026.

22.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

Beginning in fiscal year 2025, the Company manages its operations through two reportable channels: (1) Direct to Consumer (“DTC”) – includes sales through the Company’s e commerce website, Amazon storefronts, and Company operated retail stores, and (2) Wholesale ("dealer/distributor") – includes sales to distributors, law enforcement agencies, retailers, and international distributors.

The CEO, who is also the CODM, evaluates sales channel performance primarily based on sales channel revenue less cost of sales and gross margin. Operating expenses, including marketing and variable expenses, executive compensation, public company costs, certain IT infrastructure costs, share-based compensation, and items not allocable to a specific segment, are reported as Other Items. No segment specific balance sheet information is regularly reviewed by the CODM; therefore, the Company does not report segment assets or segment liabilities

The tables below (in thousands) summarize, by geographic region, the Company’s revenue for the three and six months ended May 31, 2026 and 2025, respectively, and long-lived assets and total assets as of  May 31, 2026 and November 30, 2025, respectively. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2026	$15,190	$1	$555	$641	$16,387
May 31, 2025	$25,037	$283	$2,872	$313	$28,505

Six Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
May 31, 2026	$42,869	$1	$1,200	$1,366	$45,436
May 31, 2025	$49,155	$458	$4,178	$904	$54,695

Long-lived assets	US	South Africa	Total
May 31, 2026	$9,241	$17	$9,258
November 30, 2025	$14,256	$93	$14,349

Total Assets	US	South Africa	Canada	Total
May 31, 2026	$65,324	$2,824	$269	$68,417
November 30, 2025	$80,160	$3,990	$338	$84,488

The table below (in thousands) summarize the Company’s revenue by reportable sales channel for the three and six months ended May 31, 2026:

	Three Months Ended
	May 31, 2026

	DTC	Wholesale	Total
Revenue	$10,999	$5,388	$16,387
COS	8,103	6,501	14,604
Gross Margin	$2,896	$(1,113)	$1,783
Gross Margin %	26.3%	-20.7%	10.9%

Operating Expenses		$14,629	$14,629

Profit from operations			$(12,846)
Operating Margin %			-78.4%

	Six Months Ended
	May 31, 2026

	DTC	Wholesale	Total
Revenue	$29,120	$16,316	$45,436
COS	14,373	11,879	26,252
Gross Margin	$14,747	$4,437	$19,184
Gross Margin %	50.6%	27.2%	42.2%

Operating Expenses		$31,102	$31,102

Profit from operations			$(11,918)
Operating Margin %			-26.2%

The tables below (in thousands) summarize the Company’s revenue by reportable sales channel for the three and six months ended May 31, 2025:

	Three Months Ended
	May 31, 2025

	DTC	Wholesale	Total
Revenue	$16,840	$11,665	$28,505
COS	5,666	5,275	10,941
Gross Margin	$11,174	$6,390	$17,564
Gross Margin %	66.4%	54.8%	61.6%

Operating Expenses		$14,238	$14,238

Profit from operations			$3,326
Operating Margin %			11.7%

	Six Months Ended
	May 31, 2025

	DTC	Wholesale	Total
Revenue	$36,703	$17,992	$54,695
COS	12,582	8,625	21,207
Gross Margin	$24,121	$9,367	$33,488
Gross Margin %	65.7%	52.1%	61.2%

Operating Expenses		$28,466	$28,466

Profit from operations			$5,022
Operating Margin %			9.2%

23.	FINANCIAL INSTRUMENTS

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

During the six months ended May 31, 2026, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ assets, liabilities, and certain operating expenses denominated in South African rand. The Company recorded a translation adjustment gain of approximately $0.2 million and a translation adjustment loss of $0.1 million related to the South African rand during the six months ended May 31, 2026 and 2025, respectively. The translation adjustment related to the Company’s Canadian subsidiary, which was established in 2025, was immaterial for the period.

The Company’s South African subsidiary incurs operating costs denominated in South African rand. Consequently, fluctuations in the U.S. dollar exchange rate against the South African rand increases the volatility of sales, cost of goods sold and operating costs and overall net earnings when translated into U.S. dollars. The Company is not using any forward or option contracts to fix the foreign exchange rates. Using a 10% fluctuation in the U.S. exchange rate, the impact on the (loss) income and stockholders’ equity is not material.

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

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of May 31, 2026, four of the Company's customers accounted for approximately 54% of total accounts receivable. As of November 30, 2025, two of the Company's customers accounted for approximately 47% of total accounts receivable.

The Company loaned $1.6 million to Byrna LATAM in January 2023 (see Note 8). The Company determines if an estimate for a credit loss on this loan is needed by considering the financial position of Byrna LATAM, the current economic environment, and collections on our accounts receivable balances with Byrna LATAM to support the payment of this loan.  The Company reviews these factors quarterly to determine if any adjustments are needed.

The Company’s marketable debt securities consist of U.S. Treasury Securities. The Company’s investment policy limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA-/Aa3 rated, thereby reducing credit risk exposure.

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

The Credit Agreement contains two financial covenants, tested quarterly regardless of amounts outstanding: (i) a maximum Leverage Ratio (total debt to EBITDA) of 1.50 to 1.00 (which may increase to 1.75 to 1.00 for a limited period following certain permitted acquisitions), and (ii) a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, liens, mergers, restricted payments, investments, and dispositions of assets, subject to customary exceptions and baskets, as well as events of default customary for financings of this type, including a default triggered by the lender's determination that a material adverse effect has occurred with respect to the Company's business, operations, or financial condition. As of May 31, 2026, the Company had no borrowings outstanding under the Credit Agreement and was in compliance with all applicable covenants.

In connection with the Credit Agreement, the Company incurred debt issuance costs, which were immaterial to the condensed consolidated financial statements. The portion of debt issuance costs expected to be amortized over the next twelve months is included in Prepaid assets and other current assets, with the remaining balance included in Other assets on the condensed consolidated balance sheet.

As of May 31, 2026, the Company had no borrowings outstanding under the Credit Agreement. The Company had $5.0 million available under the revolving line of credit and $15.0 million of committed delayed draw term loan capacity during the availability period, subject to the conditions and restrictions described above.

25.	Subsequent Events

The Company has evaluated subsequent events through July 9, 2026, the date the condensed consolidated financial statements were available to be issued, in accordance with ASC Topic 855, Subsequent Events.

Asset Purchase Agreement — Hero Defense Systems

On July 7, 2026, the Company entered into an Asset Purchase Agreement (the "Hero APA") with Hero Defense Systems, LLC, a Nevada limited liability company ("Hero"), pursuant to which the Company agreed to acquire substantially all of the assets used in or related to Hero's business of designing, developing, manufacturing, marketing, and selling less-lethal defense products and related accessories, including intellectual property, customer and vendor relationships, assumed contracts, inventory, equipment, tooling, and books and records (the "Hero Acquisition"). The Company will assume only certain limited liabilities specified in the Hero APA and will not assume any other liabilities of Hero, including pre-closing product liability, warranty, or tax liabilities.

The aggregate purchase price is $1.25 million, plus contingent royalty payments described below, consisting of (i) $0.625 million in cash, subject to a $0.125 million holdback to be placed in escrow for up to eighteen months as security for indemnification obligations, and (ii) $0.625 million in shares of the Company's common stock, with the number of shares determined based on the volume-weighted average price of the Company's common stock over the 60 trading days preceding closing (subject to a cap of 104,000 shares). The shares issued as stock consideration will be unregistered, subject to customary transfer restrictions, and subject to a six-month lock-up period following closing.

As additional consideration, the Company will pay Hero a royalty equal to 3.5% of net sales of certain existing and successor products over a royalty term, subject to a guaranteed minimum aggregate royalty of $0.25 million, payable in five equal annual installments of $0.05 million, and subject to an overall cap equal to the earlier of $5.0 million in aggregate royalty payments or the fifth anniversary of closing.

The closing of the Hero Acquisition is subject to customary closing conditions and is expected to occur shortly after the Effective Date. The Company is evaluating the Hero Acquisition for purposes of ASC Topic 805, Business Combinations, and expects to provide additional disclosures, including a preliminary purchase price allocation, in a future filing. The Company does not expect the Hero Acquisition to be material to its condensed consolidated financial statements individually.

Fourth Amendment to Byrna LATAM Loan Agreement

On June 23, 2026, the Company and Byrna LATAM S.A. ("Byrna LATAM") entered into a fourth amendment (the "Fourth Amendment") to the loan agreement originally dated January 10, 2023, as previously amended. The Fourth Amendment supersedes the prior third amendment in its entirety. Pursuant to the Fourth Amendment, accrued interest of approximately $0.1 million was capitalized into the outstanding principal balance, resulting in a restated principal balance of approximately $0.7 million. The Fourth Amendment provides for repayment of the restated principal balance, together with interest at a fixed annual rate of 5% per annum, in fourteen equal monthly installments of approximately $52,751 commencing May 20, 2026 and concluding June 20, 2027.

Tariff Refund

Subsequent to May 31, 2026, the Company received an additional refund of previously paid tariffs of approximately $2.3 million in cash. Consistent with the Company's accounting policy for tariff refunds under ASC 450-30 (see Note 11, Inventory), the refund was recognized in the period received, as it did not meet the recognition criteria for a gain contingency until the funds were actually collected. The refund will be recorded as a reduction of cost of goods sold in the Company's condensed consolidated statement of operations for the three and nine months ending August 31, 2026 (the third fiscal quarter of 2026), the period in which the cash was received.

Departure of President

On June 13, 2026, Luan Pham separated from the Company as President. In accordance with the terms of Mr. Pham's new-hire restricted stock unit award agreements dated March 17, 2026, the termination of Mr. Pham's employment without Cause within twelve months of the grant date resulted in the full acceleration of all 20,810 restricted stock units comprising his new-hire retention award (10,405 time-based and 10,405 performance-based restricted stock units), with all vesting conditions, including the market-based performance condition, deemed satisfied as of the Separation Date. Settlement of these units is subject to a six-month delay required under Section 409A of the Internal Revenue Code. All other unvested equity awards held by Mr. Pham were forfeited as of the Separation Date, including 7,990 performance-based restricted stock units and approximately 5,327 unvested time-based restricted stock units granted May 2, 2025. Approximately 2,663 time-based restricted stock units granted May 2, 2025 that vested on May 2, 2026 were retained by Mr. Pham. Additionally, 20,000 restricted stock units previously assigned to Mr. Pham by a former executive were automatically revoked and reverted to such executive pursuant to the terms of the applicable assignment agreement. The Company also agreed to provide Mr. Pham with cash severance equal to one times his annual base salary of $380,000, payable over twelve months, reimbursement of COBRA premiums for up to twelve months, and a pro-rata short-term incentive payment of $145,170, in each case subject to the terms of the separation agreement.

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

Byrna Technologies Inc. designs, manufactures, retails and distributes less-lethal personal security solutions intended for situations that do not require the use of lethal force. Our mission is to empower individuals to protect themselves and others, and our product strategy emphasizes ease of use, effectiveness, and reliability in both consumer and professional safety environments. We also develop tools intended to serve as alternatives to traditional firearms for law enforcement and private security customers with the goal of reducing firearm related incidents and supporting de-escalation practices. Our strategy includes positioning Byrna® as a consumer lifestyle brand associated with personal confidence and safety, while expanding our product portfolio to broaden market reach and drive sales growth from both new and existing customers.

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

We believe demand for less-lethal products in the United States and internationally continues to rise and that this category will remain a growing segment of the broader security market.  We plan to meet this demand by manufacturing and distributing our Byrna® SD, Byrna LE and most recently our Byrna CL launchers, along with continued expansion of our accessory and ammunition offerings.

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

The Company operates primarily in the United States, South Africa and Canada through wholly owned subsidiaries.

RESULTS OF OPERATIONS

Three months ended May 31, 2026 as compared to three months ended May 31, 2025:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $16.4 million in the second fiscal quarter of 2026 which represents a decrease of $12.1 million, or 42.5%, as compared to the prior year period revenues of $28.5 million. The decrease was primarily driven by lower direct-to-consumer sales, via Amazon and the Company's website, which decreased by $5.8 million, or 34.5%, from $16.8 million in the second fiscal quarter of 2025 to $11.0 million in the same fiscal quarter of 2026, as well as lower wholesale dealer and distributor sales, which decreased by $6.3 million, or 53.8%, from $11.7 million in the second fiscal quarter of 2025 to $5.4 million in the same fiscal quarter of 2026. Sales to international markets, including Canada, decreased from $3.5 million in the three months ended May 31, 2025 to $1.2 million in the three months ended May 31, 2026, which includes a net reduction of $0.3 million related to the reversal of previously recognized royalty revenue under the LATAM Licensing Agreement, which unfavorably impacted international revenue for the period.

Segment Results

Direct‑to‑Consumer (DTC)

DTC revenue decreased to $11.0 million in the second fiscal quarter of 2026 compared to $16.8 million in the prior year period, primarily driven by a decline in online conversion rates across the Company's direct-to-consumer channels, including both Amazon and the Company's website.

Wholesale (Dealer/Distributor)

Wholesale revenue decreased to $5.7 million in the second fiscal quarter of 2026 compared to $10.9 million in the prior year period, primarily reflecting elevated dealer and distributor stocking orders and new store load-in orders in the second fiscal quarter of 2025 associated with the launch of the Byrna CL, which did not repeat in the current year period.

Cost of Goods Sold

Cost of goods sold was $14.6 million in the second fiscal quarter of 2026 compared to $10.9 million in the prior year period, an increase of $3.7 million, or 33.6%, despite a 42.5% decline in revenue over the same period. The increase in cost of goods sold against significantly lower revenue was primarily driven by a $5.9 million inventory write-down and a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements, both recorded in the second fiscal quarter of 2026 in connection with the Company's decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility. Of the $5.9 million inventory write-down, $3.8 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped, or for which expected future demand and marketability had declined, as well as other slow-moving inventory. Excluding the inventory write-down and impairment charge, cost of goods sold decreased compared to the prior year period, driven by lower sales volumes across the Company's web, wholesale, Amazon, and international channels, as well as improved freight costs compared to the prior year period, which included elevated air freight usage and tariff impacts, and lower product costs. These favorable impacts were partially offset by lower average selling prices, driven primarily by a shift in sales mix toward lower-priced channels. Cost of goods sold attributable to Direct-to-Consumer ("DTC") was $8.1 million in the second fiscal quarter of 2026, compared to $5.7 million in the prior year period. Cost of goods sold attributable to Wholesale was $6.5 million in the second fiscal quarter of 2026, compared to $5.3 million in the prior year period. During the three months ended May 31, 2026, the Company received tariff refunds of approximately $1.1 million related to previously paid tariffs, which are reflected as a reduction of cost of goods sold in the current period. The Company may be entitled to additional tariff refunds for prior period tariff payments; however, as such amounts are not yet determinable or realizable, they have not been recognized in the financial statements. Subsequent to May 31, 2026, the Company received an additional tariff refund of approximately $2.3 million, which will reduce cost of goods sold in the fiscal third quarter of 2026.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Cost of goods sold includes costs associated with the production and procurement of products, including labor and overhead, inbound freight, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $1.8 million during the second fiscal quarter of 2026, or 10.9% of net revenue, compared to gross profit of approximately $17.6 million, or 61.6% of net revenue, in the prior-year period. The decrease in gross margin was primarily driven by a $5.9 million inventory write-down and a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements, both recorded in the second fiscal quarter of 2026 in connection with the Company's decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility. Of the $5.9 million inventory write-down, $3.6 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped, or for which expected future demand and marketability had declined, as well as other slow-moving inventory. These decreases to gross profit were partially offset by a $1.1 million refund of previously paid tariffs, recorded as a reduction of cost of goods sold during the period (see Note 11, Inventory). Excluding the inventory write-down and impairment charge, the decrease in gross margin was driven by lower sales volume across the Company's web, wholesale, Amazon, and international channels, as well as a shift in sales mix toward lower-priced wholesale channels. These unfavorable impacts were partially offset by lower product costs and improved freight costs compared to the prior year period, which included elevated air freight usage and tariff impacts.

Operating Expenses

Operating expenses were $14.6 million in the second fiscal quarter of 2026, a decrease of $0.4 million, as compared to the prior year period expenses of $14.2 million. The current period includes a $1.0 million charge related to the write-off of deposits for equipment associated with the Fort Wayne ammunition production facility that had not yet been placed in service at the time the Company committed to permanently cease in-house ammunition production. Excluding this charge, operating expenses decreased by $1.3 million compared to the prior year period, primarily driven by lower variable expenses and employee compensation costs, partially offset by an increase of $1.2 million in marketing expenses to support business growth and an increase of $0.2 million in professional fees largely attributable to higher accounting, audit, legal, and recruitment-related costs.

Other Income (Expense)

We recorded less than $0.1 million of foreign currency transaction gain during the three months ended May 31, 2026, compared to $0.1 million of foreign currency transaction loss during the three months ended May 31, 2025. We recorded less than $0.1 million of interest income during the three months ended May 31, 2026, compared to $0.1 million in the three months ended May 31, 2025.

Income Tax Provision

For the three months ended May 31, 2026 and May 31, 2025, we recorded $2.7 million of income tax benefit and $0.9 million of income tax expense, respectively. For the three months ended May 31, 2026 and 2025, the effective tax rate was 21.2% and 23.3%, respectively. The effective tax rate for the three months ended May 31, 2026 reflects discrete excess tax benefits related to the vesting of stock‑based compensation awards, which more than offset tax expense on pre‑tax income. Our tax rate differs from the statutory rate of 21.0% due to the effects of state income taxes net of the federal benefit, foreign tax rate differentials related to the Company’s South Africa operations, permanent non deductible expenses, discrete items related to share based compensation, and other items.

Net Loss

Net loss was $10.1 million for the three months ended May 31, 2026, a decrease of $12.5 million compared to net income of $2.4 million for the three months ended May 31, 2025.

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

	For the Three Months Ended
	May 31,
	2026	2025
Net (loss) income	$(10,088)	$2,427

Adjustments:
Interest income	(42)	(116)
Income tax (benefit) expense	(2,662)	898
Depreciation and amortization	727	252
Non-GAAP EBITDA	(12,065)	3,461

Stock-based compensation expense	836	722
Impairment loss on property and equipment	4,506	—
Write-down of ammunition inventory	3,605	—
Inventory reserve — strategic product rationalization	2,324	—
Severance/Officer recruiting	189	116
Non-GAAP adjusted EBITDA	$(605)	$4,299

Six months ended May 31, 2026 as compared to six months ended May 31, 2025:

Net Revenue

The Company presents revenue net of returns, allowances, and discounts. Net revenues were $45.4 million in the six months ended of May 31, 2026 which represents a decrease of $9.3 million, or 16.9%, as compared to the prior year period revenues of $54.7 million. The decrease was driven by lower wholesale dealer and distributor sales, which decreased by $1.7 million, or 9.4%, from $18.0 million to $16.3 million. Direct to consumer sales, via Amazon and our website, declined in the six months ended May 31, 2026, decreasing by $7.6 million, or 20.7%, to $29.1 million from $36.7 million in the six months ended May 31, 2025. Sales to international markets, including Canada, decreased from $5.5 million in the six months ended May 31, 2025 to $2.6 million in the six months ended May 31, 2026, which includes a net reduction of $0.1 million related to the reversal of previously recognized royalty revenue under the LATAM Licensing Agreement, which unfavorably impacted international revenue for the period.

Segment Results

Direct‑to‑Consumer (DTC)

DTC revenue decreased to $29.1 million in the six months ended May 31, 2026 compared to $36.7 million in the prior year period, primarily driven by a decline in online conversion rates across the Company's direct-to-consumer channels, including Amazon and the Company's website.

Wholesale (Dealer/Distributor)

Wholesale revenue decreased to $16.3 million in the six months ended May 31, 2026 compared to $18.0 million in the prior year period, primarily reflecting elevated dealer and distributor stocking orders and new store load-in orders in the second fiscal quarter of 2025 associated with the launch of the Byrna CL, which did not repeat in the current year period.

Cost of Goods Sold

Cost of goods sold was $26.3 million in the six months ended May 31, 2026 compared to $21.2 million in the prior year period. This increase of $5.0 million, or 23.8%, despite a 16.9% decline in revenue over the same period. The increase in cost of goods sold against significantly lower revenue was primarily driven by a $5.9 million inventory write-down and a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements, both recorded in the second fiscal quarter of 2026 in connection with the Company's decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility. Of the $5.9 million inventory write-down, $3.8 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped, or for which expected future demand and marketability had declined, as well as other slow-moving inventory. Excluding the inventory write-down and impairment charge, cost of goods sold decreased compared to the prior year period, driven by lower sales volumes across the Company's web, international, and wholesale channels, as well as improved freight costs compared to the prior year period, which included elevated air freight usage and tariff impacts, and improved labor and fixed cost absorption. These favorable impacts were partially offset by lower average selling prices, driven primarily by a shift in sales mix toward lower-priced channels. Cost of goods sold attributable to Direct-to-Consumer ("DTC") was $14.4 million in the six months ended May 31, 2026, compared to $12.6 million in the prior year period. Cost of goods sold attributable to Wholesale was $11.9 million in the six months ended May 31, 2026, compared to $8.6 million in the prior year period. During the six months ended May 31, 2026, the Company received tariff refunds of approximately $1.1 million related to previously paid tariffs, which are reflected as a reduction of cost of goods sold in the current period. The Company may be entitled to additional tariff refunds for prior period tariff payments; however, as such amounts are not yet determinable or realizable, they have not been recognized in the financial statements. Subsequent to May 31, 2026, the Company received an additional tariff refund of approximately $2.3 million, which will reduce cost of goods sold in the fiscal third quarter of 2026.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Cost of goods sold includes costs associated with the production and procurement of products, including labor and overhead, inbound freight, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $19.2 million during the six months ended May 31, 2026, or 42.2% of net revenue, compared to gross profit of approximately $33.5 million, or 61.2% of net revenue, in the prior-year period. The decrease in gross margin was primarily driven by a $5.9 million inventory write-down and a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements, both recorded in the second fiscal quarter of 2026 in connection with the Company's decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility. Of the $5.9 million inventory write-down, $3.6 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped, or for which expected future demand and marketability had declined, as well as other slow-moving inventory. These decreases to gross profit were partially offset by a $1.1 million refund of previously paid tariffs, recorded as a reduction of cost of goods sold during the period (see Note 11, Inventory). Excluding the inventory write-down and impairment charge, the decrease in gross margin was driven by lower sales volume across the Company's web, international, and wholesale channels, as well as a shift in sales mix toward lower-priced wholesale channels and lower average selling prices. These unfavorable impacts were partially offset by improved freight costs compared to the prior year period, which included elevated air freight usage and tariff impacts, and improved labor and fixed cost absorption.

Operating Expenses

Operating expenses were $31.1 million in the six months ended May 31, 2026, an increase of $2.6 million, as compared to the prior year period expenses of $28.5 million. The current period includes a $1.0 million charge related to the write-off of deposits for equipment associated with the Fort Wayne ammunition production facility that had not yet been placed in service at the time the Company committed to permanently cease in-house ammunition production. Excluding this charge, operating expenses increased by $1.6 million compared to the prior year period, primarily driven by a decrease of $0.9 million in employee compensation costs and a decrease of $0.8 million in variable expenses, which decreased in proportion to sales volume, partially offset by an increase of $2.5 million in marketing expenses to support business growth and an increase of $0.8 million in professional fees largely attributable to higher accounting, audit, legal, and recruitment-related costs.

Other Income (Expense)

We recorded $0.2 million and $0.2 million of foreign currency transaction loss during the six months ended May 31, 2026 and 2025, respectively. We recorded $0.1 million of interest income during the six months ended May 31, 2026 compared to $0.3 million in the six months ended May 31, 2025.

Income Tax Provision

For the six months ended May 31, 2026 and May 31, 2025, we recorded $2.7 million of income tax benefit and $1.0 million of income tax expense, respectively. For the six months ended May 31, 2026 and May 31, 2025, the effective tax rate was 23.1% and 17.2%, respectively. The effective tax rate for the six months ended May 31, 2026 reflects discrete excess tax benefits related to the vesting of stock‑based compensation awards, which more than offset tax expense on pre‑tax income. Our tax rate differs from the statutory rate of 21.0% due to the effects of state income taxes net of the federal benefit, foreign tax rate differentials related to the Company’s South Africa operations, permanent non deductible expenses, discrete items related to share based compensation, and other items.

Net Loss

Net loss was $9.3 million for the six months ended May 31, 2026, a decrease of $13.4 million compared to net income of $2.4 million for the six months ended May 31, 2025.

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

	For the Six Months Ended
	May 31,
	2026	2025
Net (loss) income	$(9,287)	$4,089

Adjustments:
Interest income	(130)	(303)
Income tax (benefit) expense	(2,666)	1,038
Depreciation and amortization	1,362	437
Non-GAAP EBITDA	$(10,721)	5,261

Stock-based compensation expense	1,371	1,562
Impairment loss on property and equipment	4,506	—
Write-down of ammunition inventory	3,605	—
Inventory reserve — strategic product rationalization	2,324	—
Severance/Officer recruiting	521	246
Non-GAAP adjusted EBITDA	$1,606	$7,069

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of May 31, 2026 totaled $9.4 million, a decrease of $4.3 million from $13.7 million of cash and cash equivalents as of November 30, 2025.

Operating Activities

Cash used in operating activities was $3.0 million for the six months ended May 31, 2026 compared to cash used in operations of $9.2 million during the prior year period. Net loss was $9.3 million for the six months ended May 31, 2026, compared to net income of  $4.1 million for the six months ended May 31, 2025. Significant changes in noncash and working capital activity are as follows:

Non-cash activity includes stock-based compensation expense of $1.4 million for the six months ended May 31, 2026, compared to $1.6 million for the six months ended May 31, 2025; depreciation and amortization expense of $1.4 million for the six months ended May 31, 2026, compared to $1.0 million for the six months ended May 31, 2025; a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements and a $1.0 million write-off of deposits for equipment, both recorded in connection with the Company's decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility; and a $5.9 million inventory write-down, of which $3.8 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to a reserve for slow-moving and excess inventory. In addition to the non-cash activities mentioned above, the Company recognized a deferred tax asset of $3.3 million for the six months ended May 31, 2026, compared to a tax provision of $1.0 million for the six months ended May 31, 2025.

Inventory used cash of $3.6 million during the six months ended May 31, 2026, reflecting net inventory purchases during the period after excluding non-cash inventory reserves and impairment charges recorded in connection with the Company's decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility and reserves for slow-moving and excess inventory, compared to a use of cash of $12.3 million for the six months ended May 31, 2025, with the significant decrease in cash used driven by lower inventory purchasing activity in the current period. Accounts receivable decreased by $6.1 million during the six months ended May 31, 2026 as compared to an increase of $3.9 million for the six months ended May 31, 2025. Accounts payable and accrued liabilities decreased during the six months ended May 31, 2026 by $6.8 million compared to an increase of $1.3 million for the six months ended May 31, 2025. Prepaid expenses and other current assets decreased by $0.7 million during the six months ended May 31, 2026 compared to an increase of $0.6 million during the six months ended May 31, 2025. Operating lease liabilities decreased by $0.4 million during the six months ended May 31, 2026 compared to a decrease of $0.2 million during the six months ended May 31, 2025. Deferred revenues decreased $0.2 million during the six months ended May 31, 2026 compared to a decrease of $1.5 million for the six months ended May 31, 2025.

Investing Activities

Cash flows used in investing activities was $0.4 million for the six months ended May 31, 2026 compared to $0.6 million cash used for the six months ended May 31, 2025. The prior year period investing activities primarily relates to purchases of property and equipment, acquisition of Federal Firearms Licenses, and proceeds from sale of marketable securities while the current period relates to purchases of property and equipment and proceeds from the sale of marketable debt securities. Purchases of property and equipment during the six months ended May 31, 2026 amounted to $1.1 million, as compared to $3.6 million during the six months ended May 31, 2025. Sales of marketable debt securities amounted to $0.8 million during the six months ended May 31, 2026 compared to $3.0 million during the six months ended May 31, 2025.

Financing Activities

Cash flows used in financing activities was $1.1 million for the six months ended May 31, 2026, compared to cash provided by financing activities of $0.1 million for the six months ended May 31, 2025. The current year amount was primarily composed of taxes paid on issuances of restricted stock units of $0.2 million and payments of $1.0 million for repurchases of common stock. The prior year amount was primarily composed of proceeds from stock option exercises and taxes paid on issuances of restricted stock units.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2025 10-K. During the three and six months ended May 31, 2026, there were no significant changes to our critical accounting policies from those described in our 2025 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2026 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO concluded with reasonable assurance, that as of May 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the second quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the three months ended May 31, 2026, no shares of common stock were repurchased. See Note 15 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended  May 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1#	Offer Letter, dated March 1, 2026, between Byrna Technologies Inc. and Conn Davis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2026.
10.2#	Advisory Agreement, effective March 2, 2026, between Byrna Technologies Inc. and Bryan Ganz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2026).
10.3#	Offer Letter, dated March 17, 2026, between Byrna Technologies Inc. and Luan Pham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2026).
10.4#	Separation Agreement and General Release, dated as of June 17, 2026, by and between Byrna Technologies Inc. and Luan Pham (incorporated by reference to Exhibit 10.1 to the Company’s Amendment to Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: July 9, 2026		/s/ Conn Davis
	Name:	Conn Davis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 9, 2026		/s/ Laurilee Kearnes
	Name:	Laurilee Kearnes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)