Form 10-Q
period 2026-08-31
Byrna Technologies Inc.
filed 2026-10-08
CIK 1354866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

(978) 868-5011
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	BYRN	Nasdaq Capital Market

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

As of October 8, 2026, the Company had 23,404,754 outstanding shares of common stock.

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of August 31, 2026 (unaudited) and November 30, 2025	2

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended August 31, 2026 and 2025 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended August 31, 2026 and 2025 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	August 31,	November 30,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,418	$13,727
Accounts receivable, net	2,538	10,840
Inventory, net	29,974	32,694
Prepaid expenses and other current assets	3,821	4,681
Marketable debt securities	1,001	1,754
Total current assets	45,752	63,696
LONG TERM ASSETS
Deposits for equipment	245	1,495
Right-of-use-assets, net	1,051	2,042
Property and equipment, net	3,869	7,726
Intangible assets, net	3,944	3,086
Goodwill	2,714	2,258
Deferred tax asset, net	6,855	4,134
Other assets	153	51
TOTAL ASSETS	$64,583	$84,488

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,374	$15,864
Operating lease liabilities, current	705	734
Deferred revenue, current	186	496
Total current liabilities	8,265	17,094
LONG TERM LIABILITIES
Deferred revenue, non-current	18	25
Operating lease liabilities, non-current	532	1,612
Contingent consideration, non-current	649	—
Total liabilities	9,464	18,731

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. 26,043,337 shares issued and 23,404,754 shares outstanding as of August 31, 2026, and 25,258,393 shares issued and 22,678,715 outstanding as of November 30, 2025	25	25
Additional paid-in capital	138,107	135,870
Treasury stock (2,638,583 and 2,579,678 shares purchased as of August 31, 2026 and November 30, 2025, respectively)	(23,308)	(22,355)
Accumulated deficit	(59,294)	(47,096)
Accumulated other comprehensive loss	(411)	(687)

Total Stockholders’ Equity	55,119	65,757

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,583	$84,488

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
Net revenue	$15,296	$28,179	$60,733	$82,874
Cost of goods sold	3,142	11,257	29,394	32,464
Gross profit	12,154	16,922	31,339	50,410
Operating expenses	15,084	14,059	46,186	42,525
(LOSS) INCOME FROM OPERATIONS	(2,930)	2,863	(14,847)	7,885
OTHER (EXPENSE) INCOME
Foreign currency transaction loss	(27)	(91)	(224)	(305)
Interest income, net	37	97	167	400
Other income (loss)	9	(6)	40	10
(LOSS) INCOME BEFORE INCOME TAXES	(2,911)	2,863	(14,864)	7,990
Income tax (provision) benefit	-	(628)	2,666	(1,666)
NET (LOSS) INCOME	(2,911)	2,235	(12,198)	6,324

Foreign exchange translation adjustment	29	82	292	27
Unrealized (loss) gain on marketable debt securities	(14)	(51)	(16)	27
COMPREHENSIVE (LOSS) INCOME	$(2,896)	$2,266	$(11,922)	$6,378

Basic net (loss) income per share	$(0.13)	$0.10	$(0.54)	$0.28
Diluted net (loss) income per share	$(0.13)	$0.09	$(0.54)	$0.26

Weighted-average number of common shares outstanding - basic	22,981,181	22,691,574	22,779,451	22,649,525
Weighted-average number of common shares outstanding - diluted	22,981,181	24,103,760	22,779,451	24,147,430

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended
	August 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	$(12,198)	$6,324
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	1,972	2,297
Depreciation and amortization	1,828	1,617
Loss on disposal and write-off of property and equipment	338	607
Operating lease costs	994	513
Deferred tax (benefit) provision	(2,721)	1,650
Realized gain on marketable debt securities	(13)	—
Allowance for expected credit losses	2,005	52
Provision for inventory reserves	2,442	417
Write-down of ammunition inventory	3,605	—
Impairment loss on property and equipment	4,506	—
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	6,297	(6,294)
Deferred revenue	(317)	(1,519)
Inventory	(3,184)	(14,551)
Prepaid expenses and other current assets	860	(1,857)
Other assets	(102)	34
Accounts payable and accrued liabilities	(8,615)	(410)
Operating lease liabilities	(1,167)	(383)
NET CASH USED IN OPERATING ACTIVITIES	(3,470)	(11,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,237)	(5,830)
Proceeds from sale of property and equipment	—	67
Proceeds from sale and maturities of marketable debt securities	750	6,352
Acquisition of business, net of cash acquired	(500)	—
Acquisition of Federal Firearms License	—	(6)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(987)	583

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	—	296
Repurchase of common stock	(953)	(55)
Payment of taxes withheld on issuance of restricted stock units	(188)	(142)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,141)	99
Effects of foreign currency exchange rate changes	289	487
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	(5,309)	(10,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,727	16,829
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,418	$6,495

Supplemental schedule of noncash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$58	$178
Common stock issued as consideration for business combination	$453	$—
Contingent consideration recognized in business combination	$649	$—
Holdback consideration payable in connection with business combination	$125	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended August 31, 2026 and 2025

(Amounts in thousands except share numbers)

(Unaudited)

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, May 31, 2026	25,331,939	$25	$137,075	(2,638,583)	$(23,308)	$(56,383)	$(426)	$56,983
Stock-based compensation	—	—	601	—	—	—	—	601
Issuance of common stock pursuant to vesting of restricted stock units	607,398	—	(22)	—	—	—	—	(22)
Issuance of common stock as Stock Consideration in the Hero Acquisition	104,000		453	—	—			453
Net loss	—	—	—	—	—	(2,911)	—	(2,911)
Unrealized (loss) gain on marketable securities	—	—	—	—	—	—	(14)	(14)
Foreign currency translation	—	—	—	—	—	—	29	29
Balance, August 31, 2026	26,043,337	$25	$138,107	(2,638,583)	$(23,308)	$(59,294)	$(411)	$55,119

Balance, May 31, 2025	25,197,613	$25	$134,739	(2,519,144)	$(21,308)	$(52,694)	$(626)	60,136
Stock-based compensation	—	—	734	—	—	—	—	734
Issuance of common stock pursuant to exercise of stock options	12,923	—	62	—	—	—	—	62
Issuance of common stock pursuant to vesting of restricted stock units	3,574	—	(55)	—	—	—	—	(55)
Net income	—	—	—	—	—	2,235	—	2,235
Unrealized (loss) gain on marketable securities	—	—	—	—	—	—	(51)	(51)
Foreign currency translation	—	—	—	—	—	—	82	82
Balance, August 31, 2025	25,214,110	$25	$135,480	(2,519,144)	$(21,308)	$(50,459)	$(595)	$63,143

			Additional	Treasury			Accumulated Other
	Common Stock		Paid-in	Stock		Accumulated	Comprehensive
	Shares	$	Capital	Shares	$	Deficit	Loss	Total
Balance, November 30, 2025	25,258,393	$25	$135,870	(2,579,678)	$(22,355)	(47,096)	$(687)	$65,757
Stock-based compensation	—	—	1,972	—	—	—	—	1,972
Issuance of common stock pursuant to vesting of restricted stock units	680,944	—	(188)	—	—	—	—	(188)
Issuance of common stock as Stock Consideration in the Hero Acquisition	104,000		453					453
Repurchase of common shares under StockBuyback Plan	—	—	—	(58,905)	(953)	—	—	(953)
Net loss	—	—	—	—	—	(12,198)	—	(12,198)
Unrealized (loss) gain on marketable securities	—	—	—	—	—	—	(16)	(16)
Foreign currency translation	—	—	—	—	—	—	292	292
Balance, August 31, 2026	26,043,337	$25	$138,107	(2,638,583)	$(23,308)	$(59,294)	$(411)	$55,119

Balance, November 30, 2024	25,010,976	$25	$133,029	(2,515,217)	$(21,253)	(56,783)	$(649)	$54,369
Stock-based compensation	—	—	2,297	—	—	—	—	2,297
Issuance of common stock pursuant to exercise of stock options	100,194	—	296	—	—	—	—	296
Issuance of common stock pursuant to vesting of restricted stock units	102,940	—	(142)	—	—	—	—	(142)
Repurchase of common shares under StockBuyback Plan	—	—	—	(3,927)	(55)	—	—	(55)
Net income	—	—	—	—	—	6,324	—	6,324
Unrealized (loss) gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	27	27
Balance, August 31, 2025	25,214,110	$25	$135,480	(2,519,144)	$(21,308)	$(50,459)	$(595)	$63,143

See accompanying notes to the unaudited condensed consolidated financial statements.

BYRNA TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended August 31, 2026 and 2025

1.	NATURE OF OPERATIONS

Byrna Technologies Inc. (the "Company" or "Byrna") is a less-lethal defense technology company specializing in next-generation solutions for security situations that do not require the use of lethal force. The Company designs, develops, manufactures, and markets a portfolio of personal security devices, kinetic and chemical irritant projectiles, and related accessories for consumer, law enforcement, private security, and other institutional markets. Byrna launchers are less-lethal self-defense devices that are powered by CO2 and fire .61 and .68 caliber spherical kinetic and chemical irritant projectiles. The Company also offers complementary personal safety products, including chemical irritant defense sprays and personal safety alarms. The Company's mission is to provide effective, easy-to-use, and reliable less-lethal solutions that enable responsible self-defense and de-escalation. The Company sells its products through multiple channels, including its e-commerce website, Amazon storefronts, Company-operated retail stores, domestic and international dealers and distributors, and direct sales to law enforcement agencies. The Company's launchers are manufactured at its facilities in Fort Wayne, Indiana. Since ceasing in-house ammunition production during the second quarter of fiscal 2026 (see Note 12), the Company has sourced its ammunition from a third-party contract manufacturer. Chemical irritant defense sprays and personal safety alarms are produced by third-party contract manufacturers. The Company previously operated a manufacturing facility in Pretoria, South Africa; these operations ceased during the third quarter of fiscal 2025, and the related lease was not renewed. In March 2025, the Company established a wholly owned subsidiary, Byrna Technologies Canada Inc., to support the distribution of Byrna products within the Canadian market. Byrna Canada does not conduct manufacturing activities and does not operate any owned or leased facilities; instead, it utilizes a third-party logistics provider to fulfill customer orders placed through the Company's Canadian e-commerce platform. In August 2026, the Company acquired substantially all of the assets of Hero Defense Systems, LLC, a designer and seller of less-lethal defense products, in a transaction accounted for as a business combination (see Note 6).

The Company operates and reports its results through two reportable sales channels: Direct-to-Consumer ("DTC") and Wholesale (dealer/distributors).

2.	OPERATIONS AND MANAGEMENT PLANS

As of August 31, 2026, the Company had an accumulated deficit of approximately $59.3 million. The Company has historically funded its operations primarily through the issuance of the Company's common stock, par value $0.001 per share ("Common Stock"). The Company also has a $5.0 million revolving line of credit, which was undrawn and available for general corporate purposes, including working capital, as of August 31, 2026. The Company's $15.0 million delayed draw term loan may be used only to finance permitted acquisitions and is not available to fund operations. Both facilities are subject to financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio, which are tested quarterly regardless of amounts outstanding (see Note 24, Credit Facility). The Company generated a net loss of $12.2 million and used $3.5 million of cash in operations for the nine months ended August 31, 2026. The Company's future results will depend on its ability to continue generating sufficient revenue to fund operating expenses and to effectively market its products.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. In performing this evaluation, management considered the Company's net loss of $12.2 million for the nine months ended August 31, 2026, which included approximately $10.5 million of non-cash impairment and inventory charges, substantially all of which were recorded in connection with the cessation of in-house ammunition production and the rationalization of certain launcher components, and net cash used in operating activities of $3.5 million. Management also considered the Company's liquidity and absence of outstanding borrowings, the reduction in inventory purchasing during the third quarter, the Company's inventory on hand, and projected cash flows, which reflect the seasonally stronger fourth fiscal quarter and do not assume additional tariff refunds, a recurrence of the decrease in accounts receivable, or borrowings under the Credit Agreement. Based on this evaluation, management concluded that no conditions or events exist that, when considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

3.	BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements for the three and nine months ended August 31, 2026 and 2025 include the accounts of the Company and its subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”); however, such information reflects all adjustments consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company's annual report on Form 10-K for the year ended November 30, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, the results of its operations for the three and nine months ended August 31, 2026 and 2025, and its cash flows for the nine months ended August 31, 2026 and August 31, 2025 are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. These reclassifications had no impact on previously reported net income, total assets, or net cash flows from operating, investing, or financing activities.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Significant estimates include assumptions about reserves for sales returns, allowances, and discounts, stock-based compensation expense, the acquisition-date fair values of assets acquired and contingent consideration in business combinations, the subsequent measurement of contingent consideration, valuation allowance for deferred tax assets, incremental borrowing rate on leases, useful life of long-lived assets, impairment of long-lived assets, allowance for estimated credit losses, and inventory reserves.

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

During the three months ended August 31, 2026, the Company evaluated whether events or changes in circumstances, including the continued decline in net revenue, the net loss for the period, and the decline in the Company's stock price, indicated that it was more likely than not that the fair value of its reporting unit was less than its carrying amount. As part of this evaluation, the Company compared its market capitalization of approximately $84.5 million as of August 31, 2026, based on the closing price of its common stock of $3.61 per share and 23,404,754 shares outstanding, to the carrying amount of its stockholders' equity of $55.1 million, which market capitalization exceeded by approximately 53%. Based on this evaluation, the Company concluded that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount as of August 31, 2026, and no impairment charge was recorded. The Company will perform its annual goodwill impairment test during the fourth quarter of fiscal 2026. A continued decline in the Company's results of operations or stock price could result in an impairment of goodwill in future periods.

Goodwill increased from $2.3 million as of November 30, 2025 to $2.7 million as of August 31, 2026 as a result of $0.5 million of goodwill recognized in connection with the Hero Acquisition described below.

Hero Defense Systems Acquisition

On July 7, 2026, the Company entered into an Asset Purchase Agreement (the "Hero APA") with Hero Defense Systems, LLC, a Nevada limited liability company ("Hero"), pursuant to which the Company acquired substantially all of the assets used in or related to Hero's business of designing, developing, manufacturing, marketing, and selling less-lethal defense products and related accessories, including intellectual property, inventory, and equipment, tooling, and molds (the "Hero Acquisition"). The Hero Acquisition closed on August 6, 2026 (the "Hero Acquisition Date"). The Company did not assume any liabilities or contracts of Hero. The Hero Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations, using the acquisition method of accounting.

The contractual purchase price was $1.25 million, plus the contingent royalty payments described below, consisting of (i) $0.625 million in cash, of which $0.5 million was paid at closing and $0.125 million was held back for up to eighteen months as security for Hero's indemnification obligations, and (ii) $0.625 million payable in shares of the Company's common stock, with the number of shares determined based on the volume-weighted average price of the Company's common stock over the 60 trading days preceding closing, subject to a cap of 104,000 shares. At closing, the Company issued 104,000 shares of common stock, which had an acquisition-date fair value of $0.5 million based on the closing price of the Company's common stock of $4.36 per share on the Hero Acquisition Date. The shares issued as stock consideration are unregistered, subject to customary transfer restrictions, and subject to a six-month lock-up period following closing. The holdback consideration is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet as of August 31, 2026.

As additional consideration, the Company will pay Hero a royalty equal to 3.5% of net sales of certain existing and successor products over a royalty term, subject to a guaranteed minimum aggregate royalty of $0.25 million, payable in five equal annual installments of $0.05 million, and subject to an overall cap equal to the earlier of $5.0 million in aggregate royalty payments or the fifth anniversary of closing. The Company recognized a contingent consideration liability for the royalty at its acquisition-date fair value of $0.6 million, determined as the present value of expected royalty payments using a probability-weighted expected cash flow model across three net sales scenarios for the acquired and successor products. The measurement was based upon Hero's future performance expectations and prior operating experience. In determining the probability of achieving certain net sales levels, the Company considered the operating history of Hero, current and expected revenue from existing and future customers, and a range of potential outcomes based on management's experience. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration recorded. The liability consists of (i) the present value of the guaranteed minimum royalty of $195 thousand, discounted at approximately 8.35%, which is treated as fixed deferred consideration and accreted through interest expense, and (ii) the present value of expected royalty payments in excess of the guaranteed minimum of $454 thousand, discounted at approximately 14.0%. The fair value measurement of the contingent component is based on significant inputs not observable in the market and therefore represents a Level 3 measurement. Because no royalty payment is due within twelve months of August 31, 2026, the entire $0.6 million liability is classified as non-current in the condensed consolidated balance sheet as of August 31, 2026. The contingent component will be remeasured to fair value at each reporting date, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income. The amount payable under the contingent royalty arrangement is based on 3.5% of net sales of certain existing and successor products over the royalty term, which ends on the earlier of the date aggregate royalty payments reach $5.0 million or the fifth anniversary of closing. As of the Hero Acquisition Date and August 31, 2026, the range of undiscounted amounts the Company could be required to pay under the arrangement was $0.25 million, representing the guaranteed minimum aggregate royalty, to $5.0 million, representing the aggregate royalty cap. See Note 7 for additional information regarding the fair value measurement of the contingent consideration liability.

The total acquisition-date fair value of consideration transferred was $1.7 million, consisting of cash paid at closing of $0.5 million, holdback consideration of $0.1 million, stock consideration of $0.5 million, and contingent royalty consideration of $0.6 million. The preliminary allocation of the purchase price to the assets acquired consisted of inventory of $0.1 million, property and equipment of $0.1 million, identifiable intangible assets of $1.1 million, and goodwill of $0.5 million. No liabilities were assumed. Identifiable intangible assets consist of trademarks and trade names of $0.1 million, which will be amortized over a one-year useful life, patents and patent applications of $0.9 million, which will be amortized over a ten-year useful life, and domain names of less than $0.1 million. No customer relationship intangible asset was recognized because Hero's sales were generated principally through marketplace and direct-to-consumer channels characterized by transactional consumer purchases, and no customer or supplier contracts were acquired. The acquired technology is reflected in the patents and patent applications recognized. The one-year useful life assigned to the acquired trademarks and trade names reflects the Company's plan to phase out the acquired trade names in connection with a planned product relaunch in fiscal 2027 (see Note 13). Acquired equipment, tooling, and molds will be depreciated over an estimated remaining useful life of 15 months, beginning September 2026. Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired and is primarily attributable to the processes and know-how of Hero's founders accessed through the transition consulting arrangements described below, expected synergies from integrating Hero's products into the Company's existing distribution, marketing, and dealer network, and the acceleration of the Company's product development timeline.

The purchase price allocation is preliminary and subject to change as the Company finalizes the valuation of the acquired assets and the contingent consideration and the related income tax analysis, which is expected to be completed within the one-year measurement period. A portion of the goodwill is expected to be deductible for income tax purposes. Acquisition-related costs were not material. In connection with the Hero Acquisition, the Company engaged Hero's two founders under separate consulting agreements to provide transition services for three months following the Hero Acquisition Date at $10,000 per founder per month. These payments are for post-combination services, are recognized as compensation expense as the services are rendered, and are not included in consideration transferred. The results of operations of Hero have been included in the Company's condensed consolidated financial statements from the acquisition date and were not material. Pro forma results of operations have not been presented because the effects of the Hero Acquisition were not material to the Company's condensed consolidated financial statements.

The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended August 31, 2026 (in thousands):

Contingent Consideration
Balance as of November 30, 2025	$-
Contingent consideration recognized in the Hero Acquisition	454
Change in fair value	-
Payments	-
Balance as of August 31, 2026	$454

7.	MARKETABLE DEBT SECURITIES

Marketable debt securities consist of U.S. Treasury Securities and Corporate Bonds. Management determines the appropriate classification of these securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its investments as available-for-sale pursuant to ASC 320, Investments—Debt Securities. Investments are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity and a component of total comprehensive (loss) income in the consolidated statements of operations and comprehensive (loss) income, until realized. Realized gains and losses are included in investment income on a specific-identification basis. The Company estimates expected credit losses for investments when unrealized losses exist. Unrealized losses that are credit related are recognized in net (loss) income and unrealized losses that are not credit related are recognized in accumulated other comprehensive loss. For the three and nine months ended August 31, 2026 and 2025, both unrealized and realized gains on marketable debt securities were immaterial. During the nine months ended August 31, 2026, the Company's corporate bond matured and was redeemed at par for $0.75 million. The resulting realized gain of less than $0.1 million was reclassified from accumulated other comprehensive loss to other income.

The following table summarizes our marketable securities and available-for-sale investments as of August 31, 2026 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$-	$-	$-	$-	$-
U.S. Treasury securities	999	2	-	1,001	1,001
Total	$999	$2	$-	$1,001	$1,001

The following table summarizes our marketable securities and available-for-sale investments as of November 30, 2025 (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$737	$11	$-	$748	$748
U.S. Treasury securities	999	7	-	1,006	1,006
Total	$1,736	$18	$-	$1,754	$1,754

The marketable debt securities mature within one year as of August 31, 2026 and November 30, 2025.

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

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of August 31, 2026:

			August 31, 2026
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$3,309	$3,309	$3,309	$-	$-
U.S. Treasury securities	999	1,001	-	1,001	-
Total	$4,308	$4,310	$3,309	$1,001	$-

The following table summarizes the fair value of liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of August 31, 2026:

		August 31, 2026
		Fair Value Measurement Based on
		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Contingent Consideration	$454	$-	$-	$454
Total	$454	$-	$-	$454

The following table summarizes the fair value of marketable debt securities by level within the fair value hierarchy as of  November 30, 2025:

			November 30, 2025
			Fair Value Measurement Based on
			Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,043	$5,043	$5,043	$-	$-
Corporate bonds	737	748	-	748	-
U.S. Treasury securities	999	1,006	-	1,006	-
Total	$6,779	$6,797	$5,043	$1,754	$-

8.	TRANSACTIONS WITH BYRNA LATAM

On August 19, 2024, the Company entered into an exclusive distribution, manufacturing and licensing agreement with Byrna LATAM (the "LATAM Licensing Agreement"). This LATAM Licensing Agreement allows Byrna LATAM to exclusively manufacture the Byrna SD launcher and ammunition in certain South American countries and requires Byrna LATAM to pay the Company a royalty on Byrna products manufactured. The Company recognized no royalty revenue during the three and nine months ended August 31, 2026, and gross royalties receivable outstanding as of August 31, 2026 totaled $0.8 million. As of August 31, 2026, the Company recorded an allowance for expected credit losses for the full amount of the royalties receivable from Byrna LATAM. The amount of royalty earned during the three and nine months ended August 31, 2025 was $0.3 million and $1.1 million, respectively. The amount outstanding as of November 30, 2025 was $1.1 million and are included in accounts receivable in the condensed consolidated balance sheet.

In January 2023 and as amended from time to time, the Company loaned $1.6 million to Byrna LATAM. The loan bears interest at a fixed annual rate of 5% per annum. In April 2026, the Company and Byrna LATAM entered into a third amendment to the loan agreement, pursuant to which accrued interest of less than $0.1 million from the period between the last scheduled payment date under the prior repayment schedule and the effective date of the third amendment (the "stub period") was capitalized into the outstanding principal balance of approximately $0.6 million, resulting in a restated principal balance of approximately $0.6 million. On June 23, 2026, the Company and Byrna LATAM entered into a fourth amendment to the loan agreement (the "Fourth Amendment"), which supersedes the third amendment in its entirety. Pursuant to the Fourth Amendment, accrued interest of approximately $0.1 million was capitalized into the outstanding principal balance, resulting in a restated principal balance of approximately $0.7 million, which is repayable, together with interest at a fixed annual rate of 5% per annum, in fourteen equal monthly installments of approximately $0.1 million commencing May 20, 2026 and concluding June 20, 2027. Interest income related to the loan receivable was less than $0.1 million for each of the three and nine months ended August 31, 2026 and 2025, and is included in interest income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The loan receivable of $0.6 million and $1.1 million was recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheet as of August 31, 2026 and November 30, 2025, respectively.

The Company evaluated the loan receivable from Byrna LATAM for expected credit losses as of August 31, 2026. The Company and Byrna LATAM have agreed that, in the near term, amounts due under Byrna LATAM's commercial invoices, which consist primarily of royalties, may be settled through the Company's acceptance of inventory manufactured by Byrna LATAM, the value of which will be applied against the outstanding invoices when the inventory is received. Because the Company is still evaluating the inventory it will accept, and the value and timing of any such settlement are uncertain, the Company recorded an allowance for expected credit losses for the full amount of the commercial invoices. The loan receivable is not subject to this arrangement. Byrna LATAM has committed to repay the loan in cash in accordance with the Fourth Amendment, and the outstanding balance of the loan decreased from $1.1 million as of November 30, 2025 to $0.6 million as of August 31, 2026. Based on this evaluation, the Company concluded that no allowance for expected credit losses on the loan receivable was required as of August 31, 2026. The Company will continue to evaluate the collectability of the loan receivable each reporting period.

9.	ADVERTISING COSTS

Advertising costs are expensed as incurred and reported in Operating Expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, and include costs of advertising, tradeshows, and other activities designed to enhance demand for the Company's products. The Company recorded advertising costs of approximately $5.2 million and $15.5 million for the three and nine months ended August 31, 2026, respectively. The Company recorded advertising costs of approximately $4.0 million and $11.9 million for the three and nine months ended August 31, 2025, respectively. The increase in advertising costs for the three and nine months ended August 31, 2026 primarily reflects increased national television, connected TV and audio advertising and, beginning in the third quarter of fiscal year 2026, fees for marketing agencies engaged by the Company.

10.	REVENUE, DEFERRED REVENUE AND ACCOUNTS RECEIVABLE

Product Sales

The Company generates revenue through e-commerce portals to consumers, as well as wholesale distribution of its products and accessories to dealers, distributors, retail stores and large end-users such as private security companies and law enforcement agencies.   The Company’s personal security launchers and projectiles are not firearms or ammunition regulated as such by the Bureau of Alcohol, Tobacco, Firearms and Explosives, and the Company does not sell products for military applications. Revenue is recognized upon the transfer of control of goods to the customer, which occurs when the Company has satisfied its performance obligation by making the goods available to the customer’s designated carrier in accordance with the Company’s shipping terms. Under these terms, which are Ex-Works (EXW), title and risk of loss pass to the customer once the goods are picked, packed, and loaded into the carrier’s trailer at the Company’s facility and the order is marked as shipped in the Company’s ERP system. At that point, the Company has a present right to payment, the customer has obtained legal title, and the carrier—acting as the customer’s agent—has physical possession of the goods. Accordingly, revenue is recognized as of the date goods are loaded into the carrier’s trailer, regardless of when the carrier physically removes the trailer from the Company’s premises. Payment terms to customers other than e-commerce customers are generally 30-60 days for established customers. New wholesale and large end-user customers typically prepay for their initial order. Revenue is recognized net of estimated returns, discounts, and allowances.  Products purchased include a standard one-year assurance-type warranty that cannot be purchased separately. This warranty allows customers to return defective products for repair or replacement within one year of sale. The Company also sells an extended three-year warranty that may be purchased separately and is accounted for as a service-type warranty. Because the first year of warranty coverage is included and non-separable from all launcher purchases, the extended three-year warranty represents a service obligation during the second and third years after sale. Amounts billed for extended warranties are recorded as deferred revenue and recognized on a straight-line basis during the coverage period. The Company maintains a reserve for expected warranty claims based on historical experience, and current conditions.

During the second quarter of 2025, the Company offered a complimentary five-year extended warranty with any launcher purchased during  May 2025. The Company determined the standalone selling price of the five-year warranty and, in accordance with ASC 606, allocated a portion of the transaction price to this separate performance obligation using the relative standalone selling price method. The allocated amount is recorded as deferred revenue and is recognized on a straight-line basis over the five-year coverage period. Revenue related to both the three-year and five-year extended warranties was immaterial for the three and nine months ended August 31, 2026 and 2025.

The Company offers e-commerce customers a 14-day money-back guarantee, which allows for a full refund of the purchase price, excluding shipping charges, within 14 days from the date of delivery.  The right of return creates a variable component to the transaction price. The Company estimates returns using the expected value method, as a range of potential outcomes may exist. Returns under the 14-day money back guarantee for the three months ended August 31, 2026 were immaterial. For purchases made through Amazon, certain Byrna products-including launchers, CO₂ tubes, chemical irritant projectiles, and pepper sprays are designated as non-returnable. Other accessories are subject to Amazon’s standard 30-day return policy. The Company estimates expected Amazon returns using the same expected value method applied to its direct-to-consumer sales. Expected Amazon-related return reserves for the three and nine months ended August 31, 2026 and 2025 were immaterial.

The Company sells to dealers and retailers for whom there is no money-back guarantee but may request a return or credit for unforeseen reasons or may have agreed-upon discounts marketing allowances, cooperative advertising programs, or other promotional incentives to be netted from amounts invoiced. The Company reserves for returns, discounts marketing programs, and allowances based on past performance, contractual terms and expectations of future activity and reports revenue net of the estimated reserve. The Company's reserve for returns, discounts, marketing programs and allowances for the three and nine months ended August 31, 2026 was less than $0.1 million for each period. The Company's reserve for returns, discounts, and allowances for the three and nine months ended August 31, 2025 was immaterial.

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

During the nine months ended August 31, 2026, the Company recorded a net reversal of previously accrued royalty revenue of $0.3 million, all of which was recorded during the three months ended May 31, 2026. This adjustment resulted from revised reporting received from LATAM related to its royalty obligations. The Company reviewed and reconciled these reports on a month-by-month basis dating back to the inception of the arrangement, resulting in the reversal. This reconciliation reflected updated production and sales information provided by LATAM, which differed from amounts previously reported and used as the basis for the Company's royalty accrual estimates. As a result, the Company determined that royalty revenue had been over-accrued in prior periods and recorded a corresponding reversal during the second fiscal quarter of 2026. The Company will continue to monitor royalty accruals as additional information from LATAM becomes available and will true-up such accruals as necessary in future periods.

Accounts Receivable

The Company records accounts receivables due from dealers/distributors, large end-users such as retail stores, security companies, and law enforcement agencies. Accounts receivable, net of allowances, was $2.5 million, $10.8 million and $2.6 million as of  August 31, 2026,  November 30, 2025, and  November 30, 2024, respectively. Accounts receivable also includes royalty receivables. The gross amount of royalty receivable included in accounts receivable was $0.8 million, $1.1 million, and not material as of  August 31, 2026,  November 30, 2025, and  November 30, 2024, respectively. The royalty receivable as of August 31, 2026 was fully reserved through the allowance for expected credit losses.

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

As of August 31, 2026,  November 30, 2025, and November 30, 2024, the total allowance for expected credit losses recorded was $2.1 million, $0.1 million, and $0.3 million, respectively. The increase in the allowance for expected credit losses during the nine months ended August 31, 2026 was primarily due to the Company recording a full reserve against the royalty receivable from Byrna LATAM and against the outstanding receivables of two other customers.

Deferred Revenue

The balance of deferred revenue, which relate to advance payments, unfulfilled e-commerce orders and amounts to be recognized under extended three-year, five-year, service warranty, was $0.2 million, $0.5 million, and $1.8 million as of  August 31, 2026,  November 30, 2025,  November 30, 2024, respectively.

Changes in deferred revenue for the nine months ended August 31, 2026 and the year ended November 30, 2025 are summarized below (in thousands). The Company recognized warranty revenue totaling less than $0.1 million during each of the three and nine months ended August 31, 2026 and 2025.

	August 31,	November 30,
	2026	2025
Deferred revenue balance, beginning of period	$521	$1,808
Net additions to deferred revenue during the period	32,150	69,351
Reductions in deferred revenue for revenue recognized during the period	(32,467)	(70,638)
Deferred revenue balance, end of period	204	521
Less current portion	186	496
Deferred revenue, non-current	$18	$25

Revenue Disaggregation

The Company presents disaggregated revenue information by reportable sales channel in accordance with ASC 606-10-50-5, Revenue from Contracts with Customers, which requires disaggregation of revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The categories presented are consistent with the reportable sales channels evaluated by the Chief Operating Decision Maker (see Note 22).

The following table presents disaggregation of the Company’s revenue by market and distribution channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Geographical Market	2026	2025	2026	2025
U.S./Mexico	$14,245	$25,236	$57,115	$74,391
South Africa	—	998	1	1,456
Europe/South America/Asia	381	1,477	1,581	5,656
Canada	670	468	2,036	1,371
Total	$15,296	$28,179	$60,733	$82,874

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Distribution channel	2026	2025	2026	2025
Wholesale (dealer/distributors)	$4,200	$10,483	$19,241	$26,585
E-commerce (direct to consumers)	11,096	17,382	41,546	55,164
Royalties	—	314	(54)	1,125
Total	$15,296	$28,179	$60,733	$82,874

The following table presents disaggregation of the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Sales channel	2026	2025	2026	2025
Web (DTC)	$10,025	$16,329	$38,099	$52,297
Retail Stores (DTC)	483	735	1,813	1,813
International (DTC)	588	318	1,634	1,054
DTC Subtotal	$11,096	$17,382	$41,546	$55,164

Byrna Dedicated Dealers (Wholesale)	3,541	7,871	16,534	19,631
Law Enforcement / Schools / Pvt Security (Wholesale)	124	66	252	151
International (Wholesale)	535	2,546	2,455	6,803
Wholesale Subtotal	$4,200	$10,483	$19,241	$26,585

Royalties	$-	$314	$(54)	$1,125

Total	$15,296	$28,179	$60,733	$82,874

The Company presents revenues net of returns, allowances, and discounts. The following table presents disaggregation of the Company’s net revenue by revenue stream (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
Revenue type	2026	2025	2026	2025
Product	$15,296	$27,865	$60,787	$81,749
Royalties	—	314	(54)	1,125
Total	$15,296	$28,179	$60,733	$82,874

11.	INVENTORY

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

During the nine months ended August 31, 2026, the Company received refunds of previously paid tariffs of approximately $3.3 million in cash, which were recorded as a reduction of cost of goods sold in the period received, as all of the related inventory had already been sold. Of this amount, approximately $2.3 million was received and recognized during the three months ended August 31, 2026.

Potential tariff refunds that remain contingent upon future events, unresolved legal or administrative proceedings, or pending governmental approval are not recognized until the applicable recognition criteria have been met. The Company evaluates outstanding refund claims each reporting period and provides disclosure of significant contingencies and subsequent developments, as appropriate.

The Company periodically reviews its inventory for excess, slow-moving, and obsolete items and records a reserve when the carrying value of inventory exceeds its estimated net realizable value. During the nine months ended August 31, 2026, the Company recorded inventory write-downs and reserves totaling $6.0 million, substantially all of which were recorded during the three months ended May 31, 2026, and are included in cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income. Of this amount, $3.6 million related to the write-down of raw materials, work-in-process, and finished goods inventory associated with the cessation of ammunition production operations at the Company's Fort Wayne, Indiana facility (see Note 12, Property and Equipment), as such inventory was determined to have limited or no recoverable value following the decision to cease production.

The majority of the remaining $2.4 million related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped or for which expected future demand and marketability had declined, resulting in an incremental reserve to reduce the carrying value of such inventory to its estimated net realizable value. The remaining reserve balance of $0.3 million was due to the Company's review of inventory aging, turnover rates, and updated demand forecasts, conducted in connection with an evaluation of product line strategy and sales priorities undertaken during the second fiscal quarter of 2026.

The following table summarizes inventory (in thousands):

	August 31,	November 30,
	2026	2025
Raw materials	$10,704	$18,736
Work in process	4,149	4,387
Finished goods	15,121	9,571
Total	$29,974	$32,694

12.	PROPERTY AND EQUIPMENT

The following table summarizes cost and accumulated depreciation (in thousands):

	August 31,	November 30,
	2026	2025
Computer equipment and software	$886	$886
Furniture and fixtures	1,183	820
Leasehold improvements	1,738	1,931
Machinery and equipment	5,667	8,307
	9,474	11,944
Less: accumulated depreciation and amortization	5,605	4,218
Total	$3,869	$7,726

The Company recognized $1.6 million and $1.4 million in depreciation expense during the nine months ended August 31, 2026 and 2025, respectively. The Company recognized $0.4 million and $0.6 million in depreciation expense during the three months ended August 31, 2026 and 2025, respectively. Depreciation expense is presented in the operating expenses and within cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

In addition, during the three months ended May 31, 2026, the Company wrote off approximately $1.0 million of deposits for equipment associated with the Fort Wayne ammunition production facility. These assets had not yet been placed in service at the time the decision to cease production was made and therefore have no recoverable value. The write-off is reflected in operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

At August 31, 2026 and November 30, 2025, the Company had deposits of $0.2 million and $1.5 million, respectively, with vendors primarily for supply of machinery (molds) and equipment where the vendors have not completed the supply of these assets and is presented as Deposits for equipment in the Condensed Consolidated Balance Sheets.

13.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in thousands):

		Balance at August 31, 2026			Balance at November 30, 2025
	Estimated Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10-17	$4,864	$(1,427)	$3,437	$3,955	$(1,234)	$2,721
Trademarks	Indefinite	360	—	360	360	—	360
Trademarks	1	143	—	143	—	—	—
Customer List	2	70	(70)	—	70	(70)	—
Federal Firearms License	3	6	(2)	4	6	(1)	5
Total		$5,443	$(1,499)	$3,944	$4,391	$(1,305)	$3,086

The Company's trademarks, other than those acquired in the Hero Acquisition, have an indefinite life and are assessed annually for impairment. The trademarks acquired in the Hero Acquisition (see Note 6, Goodwill) are finite-lived and will be amortized over a one-year useful life beginning in September 2026, reflecting the Company's plan to phase out the acquired trade names in connection with a planned product relaunch in fiscal 2027.  All other intangible assets are finite-lived.

Intangible assets amortization expenses are recorded within operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Total intangible assets amortization expense for the nine months ended August 31, 2026 and 2025 was $0.2 million in each period. Total intangible assets amortization expense for the three months ended August 31, 2026 and 2025 was less than $0.1 million in each period.

Estimated future amortization expense related to intangible assets as of August 31, 2026 are as follows (in thousands):

Fiscal Year Ending November 30,
2026 (remaining three months)	$123
2027	458
2028	351
2029	350
2030	350
Thereafter	1,952
Total estimated future amortization expense	$3,584
Indefinite-lived intangible assets (not amortized)	360
Total intangible assets, net	$3,944

14.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the following (in thousands):

	August 31,	November 30,
	2026	2025
Trade payables	$5,292	$10,082
Accrued sales, use and income tax	247	648
Accrued personnel costs	939	4,696
Accrued professional fees	466	153
Other accrued liabilities	430	285
Total	$7,374	$15,864

15.	STOCKHOLDERS' EQUITY

Stock Buyback Program

On July 31, 2024, the Company's Board of Directors approved a plan to buy back up to $10 million worth of shares of Common Stock (the “Stock Buyback Program”).  The Company's Stock Buyback Plan is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards.  The Stock Buyback Program was approved to expire on the sooner of the two-year anniversary of its initiation or until the Company reaches the aggregate limit of $10 million for the repurchases under the program. The Stock Buyback Program expired by its terms on July 31, 2026. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. In the nine months ended August 31, 2026, the Company repurchased 58,905 shares of common stock for $1.0 million. No shares were repurchased during the three months ended  August 31, 2026. As of August 31, 2026, 0.5 million shares of common stock have been repurchased for $5.8 million.

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

Stock-Based Compensation Expense

Stock-based compensation costs are recognized as expense over the employee's requisite service period, on a straight-line basis. Total stock-based compensation expense was $0.6 million and $0.7 million for the three months ended August 31, 2026 and 2025, respectively, and $2.0 million and $2.3 million for the nine months ended August 31, 2026 and 2025, respectively. Total stock-based compensation expense was recorded in Operating expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Restricted Stock Units

During the nine months ended August 31, 2026, the Company granted performance-based restricted stock units ("PSUs") to certain employees. The number of PSUs that may ultimately vest is contingent upon the achievement of specified GAAP revenue targets for the fiscal year 2027 performance period ( December 1, 2026 through November 30, 2027), as well as the participant's continued employment through November 30, 2028. The actual number of shares that may be earned ranges from 0% to 200% of the target award, depending on the level of achievement of the performance goals. Any earned PSUs will vest on November 30, 2028, subject to continued service through such date. Compensation expense is recognized for PSUs only to the extent that it is probable the performance conditions will be achieved. During the three months ended August 31, 2026, the Company granted 69,007 time-based RSUs. During the nine months ended August 31, 2026, the Company granted 431,368 RSUs, consisting of 269,271 time-based RSUs, 132,297 performance-based RSUs, and 29,800 market-based PSUs (described below). Stock-based compensation expense for the RSUs for the three and nine months ended August 31, 2026 was $0.6 million and $1.8 million, respectively.

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

In connection with the promotion of the Company's then-President effective March 17, 2026, the Company granted a promotion retention equity award consisting of 20,810 RSUs in the aggregate, comprised of 10,405 time-based RSUs and 10,405 PSUs. The PSU portion of this award cliff vests on the one-year anniversary of the grant date, subject to the achievement of a market-based performance condition requiring that the VWAP of the Company's common stock over the final 90 days of the one-year performance period equals or exceeds 125% of the closing stock price on March 16, 2026, and subject to the President's continued employment through the vesting date. If the performance condition is not satisfied on the vesting date, the PSUs will be forfeited in their entirety with no partial vesting. Because this award is subject to a market condition, compensation expense was recognized on a straight-line basis over the requisite service period regardless of whether the market condition is ultimately achieved. On June 13, 2026, Mr. Pham separated from the Company. In accordance with the terms of the award agreements, the termination of Mr. Pham's employment without Cause within twelve months of the grant date resulted in the full acceleration of all 20,810 RSUs comprising this award, with all vesting conditions, including the market-based performance condition, deemed satisfied as of the separation date. Settlement of these units is subject to a six-month delay required under Section 409A of the Internal Revenue Code. All other unvested equity awards held by Mr. Pham were forfeited as of the separation date, including 7,990 PSUs and approximately 5,327 unvested time-based RSUs granted May 2, 2025. In connection with the separation, the Company also agreed to provide Mr. Pham with cash severance equal to one times his annual base salary of $380,000, payable over twelve months, reimbursement of COBRA premiums for up to twelve months, and a pro-rata short-term incentive payment of $145,170, in each case subject to the terms of the separation agreement.

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

As of  August 31, 2026, there was $3.1 million of unrecognized stock-based compensation cost related to unvested RSUs which is expected to be recognized over a weighted average of 2.1 years.

No PSUs were granted during the three months ended August 31, 2026. The weighted average grant-date fair value of PSUs granted during the nine months ended August 31, 2026 was $10.09 per unit. The weighted average grant-date fair value of RSUs granted during the three and nine months ended August 31, 2026 was $4.01 and $6.56 per unit, respectively

The following table summarizes the RSU activity during the nine months ended August 31, 2026:

RSUs
Unvested and outstanding as of November 30, 2025	867,137
Granted	431,368
Settled	(696,854)
Forfeited	(112,969)
Unvested and outstanding at August 31, 2026	488,682

Of the 696,854 RSUs that were settled during the nine months ended August 31, 2026, 15,910 units were withheld by the Company in exchange for the Company paying for the payroll withholding taxes. For the nine months ended August 31, 2026, RSUs of 680,944, net, were issued in connection with the settlement of RSUs. Beginning in the second quarter of fiscal year 2026, executive officers are required to satisfy tax withholding obligations upon RSU settlement in cash rather than through share withholding. RSUs outstanding as of August 31, 2026, include 33,473 units that had vested but had not yet been settled, consisting of 23,473 units held by the Company's former President, of which 20,810 units will be settled following the six-month delay required under Section 409A of the Internal Revenue Code, and 10,000 market-based units that vested on August 31, 2026.

Stock Options

The Company recorded stock-based compensation expense for options granted to its employees and directors of $0.2 million and $0.9 million during the nine months ended August 31, 2026 and 2025, respectively, and less than $0.1 million and $0.2 million for the three months ended August 31, 2026 and 2025, respectively. As of August 31, 2026, there was $0.1 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 0.4 years.

The following table summarizes option activity under the 2020 Plan during the nine months ended August 31, 2026:

		Weighted-Average
	Stock	Exercise Price Per Stock
	Options	Option
Outstanding, November 30, 2025	1,087,585	$8.96
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(24,750)	9.23
Outstanding, August 31, 2026	1,062,835	$8.95
Exercisable, August 31, 2026	1,026,085	$9.08

17.	(LOSS) EARNINGS PER SHARE

For the three and nine months ended August 31, 2026, the Company recorded a net loss and, as such, diluted loss per share is the same as basic loss per share, as the inclusion of any potentially dilutive securities would be antidilutive. Stock options, RSUs, and PSUs that could potentially dilute basic earnings per share ("EPS") in the future were excluded from the computation of diluted loss per share because their effect would be antidilutive. RSUs excluded from the computation of diluted loss per share for the three and nine months ended August 31, 2026 include 92,935 PSUs subject to performance conditions and 19,395 PSUs subject to market conditions, which are contingently issuable upon the satisfaction of conditions that had not been satisfied as of August 31, 2026. For the three and nine months ended August 31, 2025, the Company recorded net income and, as such, used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and nine months ended August 31, 2025. Stock options and RSUs that could potentially dilute basic earnings per share (“EPS”) in the future are included in the computation of diluted income per share.

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
Net (loss) income	$(2,911)	$2,235	$(12,198)	$6,324

Weighted-average number of shares used in computing net (loss) income per share, basic	22,981,181	22,691,574	22,779,451	22,649,525
Net (loss) income per share - basic	$(0.13)	$0.10	$(0.54)	$0.28
Weighted-average number of shares used in computing net (loss) income per share, diluted	22,981,181	24,103,760	22,779,451	24,147,430
Net (loss) income per share - diluted	$(0.13)	$0.09	$(0.54)	$0.26

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended August 31, 2025:

	For the Three Months Ended	For the Nine Months Ended
	August 31,	August 31,
	2025	2025
Weighted-average common shares outstanding- basic	22,691,574	22,649,525
Assumed conversion of:
Dilutive stock options	679,720	657,234
Dilutive RSUs	732,466	840,671
Weighted-average common share outstanding- diluted	24,103,760	24,147,430

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
Options	1,062,835	—	1,062,835	-
RSUs	488,682	20,919	488,682	41,944
Total	1,551,517	20,919	1,551,517	41,944

18.	RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties. Amounts due to related parties are unsecured, non-interest bearing and due on demand.

The Company subleased office premises at its Massachusetts headquarters to a corporation owned and controlled by the former CEO of the Company from July 1, 2020 through April 30, 2026, at which point the sublease terminated. Sublease income recognized was a nominal amount for the nine months ended August 31, 2026 and for the three and nine months ended August 31, 2025. No sublease income was recognized for the three months ended August 31, 2026.

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

Commencing in August 2024, the Company entered into an operating lease for retail office space located in Scottsdale, Arizona. The lease term was for eight years, commencing on August 27, 2024 and was originally scheduled to expire on July 31, 2032. On July 6, 2026, the Company entered into a Sublease Termination and Mutual Release Agreement with the landlord, pursuant to which the landlord agreed to pay the Company a termination payment of $0.3 million and return the Company's security deposit of less than $0.1 million in exchange for the Company's early termination of the lease and surrender of the premises, which occurred on August 15, 2026. The termination payment and security deposit were received in cash during the three months ended August 31, 2026. Upon termination, the Company derecognized the related right-of-use asset of $0.5 million and operating lease liability of $0.6 million and wrote off leasehold improvements and other property and equipment associated with the Scottsdale retail location with a net book value of $0.3 million. The resulting net gain of $0.2 million is included in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended August 31, 2026.

Commencing in November 2024, the Company entered into a new operating lease for retail office space located in Franklin, Tennessee. The lease term is for five and a half years, commencing on November 1, 2024 and expiring on April 30, 2030.

Commencing in October 2025, the Company assumed two operating leases for retail suites located in Santa Clarita, California, each with a two-year term expiring on September 14, 2027. The Company had subleased both suites to a third-party dealer. In May 2026, the subtenant notified the Company of its intent to exit the subleased premises, and the sublease terminated effective June 30, 2026. As a result of the sublease termination, the Company recognized an immaterial impairment loss on the associated right-of-use assets during the nine months ended August 31, 2026. The Company remains the primary obligor under the head leases and will bear the remaining lease obligations through September 2027.

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

For the three and nine months ended August 31, 2026 and 2025, the elements of lease expense were as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Lease Cost:
Operating lease cost	$197	$195	$612	$565
Short-term lease cost	21	21	97	60
Variable lease cost	47	-	147	-
Total lease cost	$265	$216	$856	$625

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$191	$155	$548	$395
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—	$58	$178

Operating Leases:
Weighted-average remaining lease term (in years)	2.1	4.1	2.1	4.1
Weighted-average discount rate	8.0%	7.9%	8.0%	7.9%

Future lease payments under non-cancelable operating leases as of August 31, 2026 are as follows (in thousands):

Fiscal Year Ending November 30,
2026 (three months)	$201
2027	674
2028	284
2029	150
2030	30
Thereafter	—
Total lease payments	1,339
Less: imputed interest	102
Present value of operating lease liabilities	$1,237
Operating lease liabilities, current	$705
Operating lease liabilities, non-current	$532

20.	INCOME TAXES

For the three months ended August 31, 2026, the Company did not record a material income tax provision or benefit. For the three months ended August 31, 2025, the Company recorded $0.6 million of income tax expense. For the three months ended August 31, 2026 and 2025, the effective tax rate was 0.0% and 21.9%, respectively. For the nine months ended August 31, 2026, the Company recorded $2.7 million of income tax benefit. For the nine months ended August 31, 2025, the Company recorded $1.7 million of income tax expense. For the nine months ended August 31, 2026 and 2025, the effective tax rate was 17.9% and 20.9%, respectively.

The Company records income taxes for interim periods by applying its estimated annual effective tax rate to year-to-date ordinary income (loss), adjusted for discrete items, in accordance with ASC 740-270, Income Taxes—Interim Reporting. Jurisdictions with ordinary losses for which no tax benefit can be recognized, including the Company's South Africa subsidiary, are excluded from the estimated annual effective tax rate. The income tax benefit for the nine months ended August 31, 2026 was recognized substantially during the three months ended May 31, 2026. The year-to-date income tax benefit computed as of August 31, 2026, based on the Company's updated full-year forecast, was substantially unchanged from the benefit recognized through May 31, 2026, primarily due to a lower estimated annual effective tax rate for the Company's U.S. and Canadian operations, which decreased from approximately 23% as of May 31, 2026 to approximately 20% as of August 31, 2026 based on the Company's updated full-year forecast. The estimated annual effective tax rate includes both federal and state income taxes; however, no current state income tax benefit was recognized for the three months ended August 31, 2026, given the Company's forecasted state taxable loss for the year. As a result, the Company did not recognize a material income tax benefit on its pre-tax loss for the three months ended August 31, 2026, resulting in an effective tax rate of 0.0%. The decrease in the Company's net deferred tax asset from $7.4 million as of May 31, 2026 to $6.9 million as of August 31, 2026 reflects a reclassification of $0.5 million between deferred tax assets and income taxes payable in connection with the Company's third quarter income tax provision, which had no effect on income tax expense.

The Company’s effective tax rate differs from the statutory federal rate of 21.0% primarily due to the effects of state income taxes net of the federal benefit, foreign tax rate differentials related to the Company’s South Africa operations, permanent non-deductible expenses, changes in the valuation allowance on deferred tax assets, discrete items related to share-based compensation, and other items.

The Company evaluates the realizability of its deferred tax assets each reporting period by assessing all available positive and negative evidence, including cumulative results in recent years, projected future taxable income, the expected reversal of existing taxable temporary differences, and available tax planning strategies. As of August 31, 2026, notwithstanding its year-to-date pre-tax loss, the Company remains in a cumulative three-year pre-tax income position in the United States and continues to conclude that it is more likely than not that its U.S. deferred tax assets will be realized, other than the deferred tax asset related to a capital loss carryforward against which a valuation allowance was previously established. During the three months ended August 31, 2026, as a result of the year-to-date pre-tax loss and the change in Massachusetts to single sales factor apportionment, the Company established a valuation allowance of $0.2 million, net of federal benefit, against the portion of its deferred tax asset for Massachusetts research and development tax credits that is not expected to be utilized before expiration. The Company continues to maintain a full valuation allowance against the deferred tax assets of its South Africa subsidiary. If the Company's U.S. operations continue to generate pre-tax losses such that the Company enters a cumulative three-year loss position, the Company may be required to establish a valuation allowance against some or all of its U.S. deferred tax assets, which could have a material adverse effect on its results of operations.

21.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business, the Company may be involved in various legal actions and claims, including but not limited to product liability, consumer, commercial, tax, and governmental matters, which may arise from time to time. The Company is currently a party to a number of legal proceedings. In the opinion of management, it is not reasonably possible that the Company will incur a material loss with respect to loss contingencies for asserted legal and other claims. While the Company does not anticipate any adverse outcomes from these proceedings, legal actions inherently carry uncertainties, and an unfavorable ruling could result in monetary damages that may impact the Company’s business, financial position, results of operations, or cash flows. Although the Company maintains specific insurance coverage for certain risks, it may still face judgments or need to settle claims in the future that could have potential material adverse effects on its business, financial condition, or results of operations.

Regulatory Matters

In September 2026, the Company determined that certain of its Fox Labs branded oleoresin capsicum defense sprays are formulated by the Company's third-party contract filler with trichloroethylene, a solvent whose processing and distribution  for consumer use is prohibited under a rule issued by the U.S. Environmental Protection Agency ("EPA") under the Toxic Substances Control Act. The Company has suspended shipments of the affected products, has instructed its dealers and distributors to suspend sales of them, and expects to reformulate the affected products. Additionally, on October 6, 2026, the Company voluntarily disclosed the matter to the EPA under the EPA's Audit Policy, and also intends to separately file a report with the Consumer Product Safety Commission (the “CPSC”).  The carrying value of finished goods inventory of the affected Fox Labs products as of August 31, 2026 was approximately $0.2 million. Because the regulatory prohibition was in effect as of August 31, 2026, the Company evaluated the net realizable value of the affected inventory as of that date and has recorded an appropriate inventory reserve for the affected inventory. The Company may be subject to civil penalties from this event, and may incur costs to reformulate, relabel or replace products. The Company is not able to estimate the amount or range of any loss that may result from these matters at this time, and no accrual has been recorded. See Note 25, Subsequent Events.

22.	SEGMENT AND GEOGRAPHICAL DISCLOSURES

Beginning with its Annual Report on Form 10-K for the year ended November 30, 2025, the Company manages and reports its operations through two reportable channels: (1) Direct to Consumer (“DTC”) – includes sales through the Company’s e commerce website, Amazon storefronts, and Company operated retail stores, and (2) Wholesale ("dealer/distributor") – includes sales to distributors, law enforcement agencies, retailers, and international distributors. Prior to that time, including in its Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, the Company reported a single operating and reportable segment. The prior-year reportable sales channel information presented below has been recast to conform to the current presentation and was not previously reported in this form.

The CEO, who is also the CODM, evaluates sales channel performance primarily based on sales channel revenue less cost of sales and gross margin. Operating expenses, including marketing and variable expenses, executive compensation, public company costs, certain IT infrastructure costs, share-based compensation, and items not allocable to a specific segment, are reported as Other Items. No segment specific balance sheet information is regularly reviewed by the CODM; therefore, the Company does not report segment assets or segment liabilities

The tables below (in thousands) summarize, by geographic region, the Company’s revenue for the three and nine months ended August 31, 2026 and 2025, respectively, and long-lived assets and total assets as of  August 31, 2026 and November 30, 2025, respectively. The Company’s long-lived assets consist of intangible assets, property and equipment, right of use assets, and deposits for equipment:

Revenue:
Three Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2026	$14,245	$—	$381	$670	$15,296
August 31, 2025	$25,236	$998	$1,477	$468	$28,179

Nine Months Ended	U.S./Mexico	South Africa	Europe/South America/Asia	Canada	Total
August 31, 2026	$57,115	$1	$1,581	$2,036	$60,733
August 31, 2025	$74,391	$1,456	$5,656	$1,371	$82,874

Long-lived assets	US	South Africa	Total
August 31, 2026	$9,109	$—	$9,109
November 30, 2025	$14,256	$93	$14,349

Total Assets	US	South Africa	Canada	Total
August 31, 2026	$62,893	$1,399	$291	$64,583
November 30, 2025	$80,160	$3,990	$338	$84,488

Wholesale revenue presented in the reportable sales channel tables below includes royalty revenue, which is presented separately as Royalties in the revenue disaggregation tables in Note 10.

The table below (in thousands) summarizes the Company’s revenue by reportable sales channel for the three and nine months ended August 31, 2026:

	Three Months Ended
	August 31, 2026

	DTC	Wholesale	Total
Revenue	$11,096	$4,200	$15,296
COS	2,041	1,101	3,142
Gross Margin	$9,055	$3,099	$12,154
Gross Margin %	81.6%	73.8%	79.5%

Operating Expenses			$15,084

Loss from operations			$(2,930)
Operating Margin %			-19.2%

	Nine Months Ended
	August 31, 2026

	DTC	Wholesale	Total
Revenue	$41,546	$19,187	$60,733
COS	17,394	12,000	29,394
Gross Margin	$24,152	$7,187	$31,339
Gross Margin %	58.1%	37.5%	51.6%

Operating Expenses			$46,186

Loss from operations			$(14,847)
Operating Margin %			-24.4%

The tables below (in thousands) summarize the Company’s revenue by reportable sales channel for the three and nine months ended August 31, 2025:

	Three Months Ended
	August 31, 2025

	DTC	Wholesale	Total
Revenue	$17,382	$10,797	$28,179
COS	5,877	5,380	11,257
Gross Margin	$11,505	$5,417	$16,922
Gross Margin %	66.2%	50.2%	60.1%

Operating Expenses			$14,059

Profit from operations			$2,863
Operating Margin %			10.2%

	Nine Months Ended
	August 31, 2025

	DTC	Wholesale	Total
Revenue	$55,164	$27,710	$82,874
COS	18,820	13,644	32,464
Gross Margin	$36,344	$14,066	$50,410
Gross Margin %	65.9%	50.8%	60.8%

Operating Expenses			$42,525

Profit from operations			$7,885
Operating Margin %			9.5%

23.	FINANCIAL INSTRUMENTS

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

During the nine months ended August 31, 2026, in comparison to the prior year period, the U.S. dollar on average was stronger in relation to the South African rand, and upon the translation of the Company’s subsidiaries’ assets, liabilities, and certain operating expenses denominated in South African rand. The Company recorded a translation adjustment gain of approximately $0.3 million and a translation adjustment gain of less than $0.1 million related to the South African rand during the nine months ended August 31, 2026 and 2025, respectively. The translation adjustment related to the Company’s Canadian subsidiary, which was established in 2025, was immaterial for the period.

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

The Company provides credit to its customers in the normal course of its operations. It carries out, on a continuing basis, credit checks on its customers. As of August 31, 2026, three of the Company's customers accounted for approximately 42% of total accounts receivable. As of November 30, 2025, two of the Company's customers accounted for approximately 47% of total accounts receivable.

The Company loaned $1.6 million to Byrna LATAM in January 2023 (see Note 8). As described in Note 8, the Company recorded a full allowance for expected credit losses against the royalty receivable from Byrna LATAM as of August 31, 2026, and separately evaluated the loan receivable from Byrna LATAM for expected credit losses based on Byrna LATAM's payment history under the amended repayment schedule and other available information regarding its financial condition. The Company reviews these factors quarterly.

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

The Credit Agreement contains two financial covenants, tested quarterly regardless of amounts outstanding: (i) a maximum Leverage Ratio (total debt to EBITDA) of 1.50 to 1.00 (which may increase to 1.75 to 1.00 for a limited period following certain permitted acquisitions), and (ii) a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00. The Credit Agreement also contains customary affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, liens, mergers, restricted payments, investments, and dispositions of assets, subject to customary exceptions and baskets, as well as events of default customary for financings of this type, including a default triggered by the lender's determination that a material adverse effect has occurred with respect to the Company's business, operations, or financial condition. As of August 31, 2026, the Company had no borrowings outstanding under the Credit Agreement and was in compliance with all applicable covenants.

In connection with the Credit Agreement, the Company incurred debt issuance costs, which were immaterial to the condensed consolidated financial statements. The portion of debt issuance costs expected to be amortized over the next twelve months is included in Prepaid assets and other current assets, with the remaining balance included in Other assets on the condensed consolidated balance sheet.

As of August 31, 2026, the Company had $5.0 million available under the revolving line of credit and $15.0 million of committed delayed draw term loan capacity during the availability period, subject to the conditions and restrictions described above.

25.	Subsequent Events

Subsequent to August 31, 2026, the Company identified the regulatory matter relating to its chemical irritant defense spray products described in Note 21, Commitments and Contingencies, suspended shipments of the affected Fox Labs products, instructed its dealers and distributors to suspend sales of them, and on October 6, 2026, the Company voluntarily disclosed the matter to the EPA. The Company also intends to file a voluntary disclosure report with the CPSC. The Company has evaluated the effect of this matter on the condensed consolidated financial statements as of and for the periods ended August 31, 2026 as described in Note 21.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” "may," “estimate,” "opportunity," "could," “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended November 30, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 5, 2026, as amended on March 30, 2026 (the “2025 10-K”), and the Company’s subsequent filings with the SEC, all of which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, including but not limited to our ability to design, introduce and sell new products, services and features, the impact of any regulatory proceedings or litigation, our ability to protect our intellectual property and compete with existing and new products, the impact of stock compensation expense, dividends, warrant exercises and related accounting, impairment expense and income tax expense on our financial results, our ability to manage our supply chain and avoid production delays, shortages or other factors, including product mix, cost of parts and materials and cost of labor that may impact our gross margins, our ability to retain and incentivize key management personnel, product defects, the success of our entry to new markets, customer purchase behavior and negative media publicity or public perception of our brand or products, restrictions or prohibitions imposed by advertising platforms, loss of customer data, breach of security or an extended outage related to our e-commerce storefronts, including a breach or outage by our third party cloud based storage providers, exposure to international operational risks, delayed cash collections or credit losses, determinations or audits by taxing authorities, changes in government regulations, including environmental and chemical regulation applicable to our chemical irritant products, the impact of existing or future regulation by the Bureau of Alcohol, Tobacco, and Firearms, import and export regulators, or other federal or state authority, or changes in international law in key jurisdictions including South America and South Africa or our inability to obtain needed exemptions from such existing or future regulation.

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

We believe demand for less-lethal products in the United States and internationally continues to rise and that this category will remain a growing segment of the broader security market. We plan to meet this demand by manufacturing and distributing our Byrna® SD, Byrna LE and most recently our Byrna CL launchers, along with continued expansion of our accessory and ammunition offerings and our complementary personal safety products, including chemical irritant defense sprays and personal safety alarms.

On July 31, 2024, our Board of Directors approved a plan to buy back up to $10 million worth of shares of our common stock (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The Stock Buyback Program expired by its own terms on July 31, 2026, the two-year anniversary of its initiation. As of its expiration, an aggregate of 0.5 million shares had been repurchased under the program for $5.8 million.

Beginning with our Annual Report on Form 10-K for fiscal 2025, we report our operations through two reportable sales channels, Direct-to-Consumer (“DTC”) and Wholesale (dealer/distributor), to align with our expanded omnichannel strategy, the opening of Company operated retail stores, and increased penetration into national retail chains and international distributors.

We operate primarily in the United States and, through a wholly owned subsidiary, in Canada. Our wholly owned South Africa subsidiary ceased manufacturing operations during the third quarter of fiscal 2025 and no longer conducts significant operating activities.

Recent Developments

In late September 2026, we determined that certain of our Fox Labs branded chemical irritant defense sprays are formulated by our contract filler with trichloroethylene, a solvent whose processing and distribution for consumer use has been prohibited under an Environmental Protection Agency (“EPA”) rule since June 2025. We suspended shipments of the affected Fox Labs products, instructed our dealers and distributors to suspend sales of them. On October 6, 2026, we voluntarily disclosed this matter to the EPA and we also intend to file a report with the Consumer Product Safety Commission (the “CPSC”). We expect to reformulate the affected products, and we expect revenue from those products to be reduced or eliminated until reformulated products are available. These products represented approximately 1.3% of our net revenue for the nine months ended August 31, 2026. We are not able to estimate at this time the costs of reformulation or any penalties or claims that may result from this matter. See Note 21 to the condensed consolidated financial statements and Part II, Item 1A of this Quarterly Report.

RESULTS OF OPERATIONS

Three months ended August 31, 2026 as compared to three months ended August 31, 2025:

Net Revenue

We present revenue net of returns, allowances, and discounts. Net revenues were $15.3 million in the third fiscal quarter of 2026 which represents a decrease of $12.9 million, or 45.7%, as compared to the prior year period revenues of $28.2 million. The decrease was primarily driven by lower Web (DTC) sales, via Amazon and the Company's website, which decreased by $6.3 million, or 38.6%, from $16.3 million in the third fiscal quarter of 2025 to $10.0 million in the same fiscal quarter of 2026, as well as lower domestic wholesale dealer and distributor sales, which decreased by $4.3 million, or 53.8%, from $7.9 million in the third fiscal quarter of 2025 to $3.7 million in the same fiscal quarter of 2026. International sales, including Canada (International (DTC) and International (Wholesale)), decreased from $2.9 million in the three months ended August 31, 2025 to $1.1 million in the three months ended August 31, 2026. In addition, we recognized no royalty revenue related to the LATAM Licensing Agreement in the third fiscal quarter of 2026, compared to $0.3 million in the prior year period. Revenue by reportable sales channel, discussed below, differs from the Web (DTC) and domestic wholesale amounts above because DTC revenue also includes International (DTC) sales and Company-operated retail store sales, and Wholesale revenue also includes International (Wholesale) sales and royalty revenue.

Segment Results

Direct‑to‑Consumer (DTC)

DTC revenue, which includes Web (DTC), Company-operated retail store, and International (DTC) sales, decreased to $11.1 million in the third fiscal quarter of 2026 compared to $17.4 million in the prior year period, primarily driven by a decline in online conversion rates across the Company's direct-to-consumer channels, including both Amazon and the Company's website.

Wholesale (Dealer/Distributor)

Wholesale revenue, which includes royalty revenue, decreased $6.6 million, or 61.1%, to $4.2 million in the third fiscal quarter of 2026 compared to $10.8 million in the prior year period, primarily reflecting a $4.3 million decrease in sales to Byrna dedicated dealers, including chain store and distributor customers, a $2.0 million decrease in International (Wholesale) sales, and a $0.3 million decrease in royalty revenue. The prior year period included approximately $3.2 million of shipments to national chain store customers in August 2025 that did not recur in the current year period. The decrease in International (Wholesale) sales primarily reflects a $1.0 million decrease in sales to customers in South Africa and lower orders from international distributors in Europe, South America and Asia.

Cost of Goods Sold

Cost of goods sold was $3.1 million in the third fiscal quarter of 2026 compared to $11.3 million in the prior year period, a decrease of $8.1 million, or 72.1%, compared to a 45.7% decline in revenue over the same period. The decrease in cost of goods sold was primarily driven by lower sales volumes across the Company's web, wholesale, Amazon, and international channels, the receipt of refunds of previously paid tariffs during the period (described below), and lower labor and overhead variances compared to the prior year period. Cost of goods sold attributable to Direct-to-Consumer ("DTC") was $2.0 million in the third fiscal quarter of 2026, compared to $5.9 million in the prior year period. Cost of goods sold attributable to Wholesale was $1.1 million in the third fiscal quarter of 2026, compared to $5.4 million in the prior year period. During the three months ended August 31, 2026, we received tariff refunds of approximately $2.3 million related to previously paid tariffs, which are reflected as a reduction of cost of goods sold in the current period. We may be entitled to additional tariff refunds for prior period tariff payments; however, as such amounts are not yet determinable or realizable, they have not been recognized in the financial statements.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Cost of goods sold includes costs associated with the production and procurement of products, including labor and overhead, inbound freight, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $12.2 million during the third fiscal quarter of 2026, or 79.5% of net revenue, compared to gross profit of approximately $16.9 million, or 60.1% of net revenue, in the prior-year period. The 19.4 percentage point increase in gross margin was primarily driven by approximately $2.3 million of refunds of previously paid tariffs recorded as a reduction of cost of goods sold during the period (see Note 11, Inventory), which contributed approximately 15.0 percentage points. The remaining increase primarily reflects lower freight and purchase price variances, excluding the tariff refunds, which contributed approximately 2.6 percentage points; lower labor and fixed overhead variances, which contributed approximately 1.9 percentage points, primarily reflecting the elimination of labor and overhead variances associated with in-house ammunition production following the cessation of those operations in the second fiscal quarter of 2026; and lower product costs as a percentage of net revenue, which contributed approximately 0.5 percentage points and include the effect of a shift in sales mix toward the Company's higher-margin direct-to-consumer channel, which represented 72.5% of net revenue in the third fiscal quarter of 2026 compared to 61.7% in the prior year period. These favorable impacts were partially offset by higher scrap, rework and inventory reserve charges, including incremental inventory reserve provisions of $0.2 million, which reduced gross margin by approximately 0.7 percentage points. The decrease in gross profit dollars was primarily driven by lower sales volume across the Company's web, wholesale, Amazon, and international channels.

Operating Expenses

Operating expenses were $15.1 million in the third fiscal quarter of 2026, an increase of $1.0 million, as compared to the prior year period expenses of $14.1 million. The increase was primarily driven by an increase of $1.7 million in bad debt expense, primarily reflecting full reserves recorded against the royalty receivable from Byrna LATAM and the outstanding receivables of two other customers, an increase of $1.2 million in marketing expenses, primarily reflecting increased broadcast, audio and connected TV advertising and fees for marketing agencies engaged during the quarter, and an increase of $0.2 million in professional fees largely attributable to higher accounting, audit, and recruitment-related costs, partially offset by a decrease of $1.2 million in variable expenses, which decreased in proportion to sales volume, a decrease of $0.5 million in employee compensation costs, a decrease of $0.1 million in stock-based compensation expense, and a net gain of $0.2 million related to the termination of the Company's Scottsdale, Arizona retail lease.

Other Income (Expense)

We recorded less than $0.1 million of foreign currency transaction loss during the three months ended August 31, 2026, compared to $0.1 million of foreign currency transaction loss during the three months ended August 31, 2025. We recorded less than $0.1 million of interest income during the three months ended August 31, 2026, compared to $0.1 million in the three months ended August 31, 2025.

Income Tax Provision

For the three months ended August 31, 2026 and August 31, 2025, we recorded no material income tax provision or benefit and $0.6 million of income tax expense, respectively. For the three months ended August 31, 2026 and 2025, the effective tax rate was 0.0% and 21.9%, respectively. The 0.0% effective tax rate for the three months ended August 31, 2026 reflects that no material income tax benefit was recognized on the third quarter pre-tax loss, as described in Note 20, Income Taxes. Our tax rate differs from the statutory rate of 21.0% due to the effects of state income taxes net of the federal benefit, foreign tax rate differentials related to the Company’s South Africa operations, permanent non deductible expenses, discrete items related to share based compensation, and other items.

Net Loss

Net loss was $2.9 million for the three months ended August 31, 2026, a decrease of $5.1 million compared to net income of $2.2 million for the three months ended August 31, 2025.

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

	For the Three Months Ended
	August 31,
	2026	2025
Net (loss) income	$(2,911)	$2,235

Adjustments:
Interest income	(37)	(97)
Income tax expense	—	628
Depreciation and amortization	466	618
Non-GAAP EBITDA	(2,482)	3,384

Stock-based compensation expense	601	734
Severance/Officer recruiting	521	(36)
Non-GAAP adjusted EBITDA	$(1,360)	$4,082

Nine months ended August 31, 2026 as compared to nine months ended August 31, 2025:

Net Revenue

We present revenue net of returns, allowances, and discounts. Net revenues were $60.7 million in the nine months ended of August 31, 2026 which represents a decrease of $22.1 million, or 26.7%, as compared to the prior year period revenues of $82.9 million. The decrease was driven by lower domestic wholesale dealer and distributor sales, which decreased by $3.0 million, or 15.1%, from $19.8 million to $16.8 million. Web (DTC) sales, via Amazon and our website, declined in the nine months ended August 31, 2026, decreasing by $14.2 million, or 27.1%, to $38.1 million from $52.3 million in the nine months ended August 31, 2025. International sales, including Canada (International (DTC), International (Wholesale) and royalties), decreased from $9.0 million in the nine months ended August 31, 2025 to $4.0 million in the nine months ended August 31, 2026, which includes a net reduction of less than $0.1 million related to the reversal of previously recognized royalty revenue under the LATAM Licensing Agreement, which unfavorably impacted international revenue for the period.

Segment Results

Direct‑to‑Consumer (DTC)

DTC revenue, which includes Web (DTC), Company-operated retail store, and International (DTC) sales, decreased to $41.5 million in the nine months ended August 31, 2026 compared to $55.2 million in the prior year period, primarily driven by a decline in online conversion rates across our direct-to-consumer channels, including Amazon and our website.

Wholesale (Dealer/Distributor)

Wholesale revenue, which includes royalty revenue, decreased $8.5 million, or 30.8%, to $19.2 million in the nine months ended August 31, 2026 compared to $27.7 million in the prior year period, primarily reflecting a $4.3 million decrease in International (Wholesale) sales, a $3.1 million decrease in sales to Byrna dedicated dealers, and a $1.2 million decrease in royalty revenue, which reflects the net reversal of previously accrued LATAM royalty revenue recorded in the second quarter of fiscal 2026 (see Note 10).

Cost of Goods Sold

Cost of goods sold was $29.4 million in the nine months ended August 31, 2026, compared to $32.5 million in the prior year period. This decrease of $3.1 million, or 9.5%, compared to a 26.7% decline in revenue over the same period. The smaller decrease in cost of goods sold relative to the decline in revenue was primarily driven by a $6.0 million inventory write-down and a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements, both recorded in the second fiscal quarter of 2026 in connection with our decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility. Of the $6.0 million inventory write-down, $3.6 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped, or for which expected future demand and marketability had declined, as well as other slow-moving inventory. Excluding the inventory write-down and impairment charge, cost of goods sold decreased compared to the prior year period, driven by lower sales volumes across our web, international, and wholesale channels, as well as improved freight costs compared to the prior year period, which included elevated air freight usage and tariff impacts, and improved labor and fixed cost absorption. These favorable impacts were partially offset by lower average selling prices, driven primarily by a shift in sales mix toward lower-priced channels. Cost of goods sold attributable to Direct-to-Consumer ("DTC") was $17.4 million in the nine months ended August 31, 2026, compared to $18.8 million in the prior year period. Cost of goods sold attributable to Wholesale was $12.0 million in the nine months ended August 31, 2026, compared to $13.6 million in the prior year period. During the nine months ended August 31, 2026, we received cash refunds of previously paid tariffs of approximately $3.3 million, of which approximately $2.3 million was received during the three months ended August 31, 2026, which are reflected as a reduction of cost of goods sold in the current period (see Note 11, Inventory). We may be entitled to additional tariff refunds for prior period tariff payments; however, as such amounts are not yet determinable or realizable, they have not been recognized in the financial statements.

Gross Profit

Gross profit is calculated as total revenue less cost of goods sold, and gross margin is calculated as gross profit divided by total revenue. Cost of goods sold includes costs associated with the production and procurement of products, including labor and overhead, inbound freight, manufacturing depreciation, purchasing and receiving costs, and inspection costs. Gross profit was $31.3 million during the nine months ended August 31, 2026, or 51.6% of net revenue, compared to gross profit of approximately $50.4 million, or 60.8% of net revenue, in the prior-year period. The decrease in gross margin was primarily driven by a $6.0 million inventory write-down and a $3.5 million impairment charge related to the write-off of ammunition production machinery, equipment, and production-specific leasehold improvements, both recorded in the second fiscal quarter of 2026 in connection with our decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility. Of the $6.0 million inventory write-down, $3.6 million related to ammunition raw materials associated with the Fort Wayne plant shutdown and the remainder related to launcher components that due to a strategic decision, will either not be reworked and therefore scrapped, or for which expected future demand and marketability had declined, as well as other slow-moving inventory. These decreases to gross profit were partially offset by $3.3 million of refunds of previously paid tariffs, recorded as a reduction of cost of goods sold during the period (see Note 11, Inventory). Excluding the inventory write-down and impairment charge, the decrease in gross margin was driven by lower sales volume across our web, international, and wholesale channels, as well as a shift in sales mix toward lower-priced wholesale channels and lower average selling prices. These unfavorable impacts were partially offset by improved freight costs compared to the prior year period, which included elevated air freight usage and tariff impacts, and improved labor and fixed cost absorption.

Operating Expenses

Operating expenses were $46.2 million in the nine months ended August 31, 2026, an increase of $3.7 million, as compared to the prior year period expenses of $42.5 million. The current period includes a $1.0 million charge related to the write-off of deposits for equipment associated with the Fort Wayne ammunition production facility that had not yet been placed in service at the time we committed to permanently cease in-house ammunition production. Excluding this charge, operating expenses increased by $2.6 million compared to the prior year period, primarily driven by an increase of $3.6 million in marketing expenses, primarily reflecting increased national television, connected TV and audio advertising and fees for marketing agencies engaged in the third quarter of fiscal 2026, an increase of $2.0 million in bad debt expense, primarily reflecting reserves recorded against the remaining trade receivables of the Company's South Africa subsidiary and certain domestic customer receivables, and an increase of $1.1 million in professional fees largely attributable to higher accounting, audit, legal, and recruitment-related costs, partially offset by a decrease of $1.9 million in variable expenses, which decreased in proportion to sales volume, a decrease of $1.4 million in employee compensation costs, a decrease of $0.3 million in stock-based compensation expense, and a net gain of $0.2 million related to the termination of our Scottsdale, Arizona retail lease.

Other Income (Expense)

We recorded $0.2 million and $0.3 million of foreign currency transaction loss during the nine months ended August 31, 2026 and 2025, respectively. We recorded $0.2 million of interest income during the nine months ended August 31, 2026 compared to $0.4 million in the nine months ended August 31, 2025.

Income Tax Provision

For the nine months ended August 31, 2026 and August 31, 2025, we recorded $2.7 million of income tax benefit and $1.7 million of income tax expense, respectively. For the nine months ended August 31, 2026 and August 31, 2025, the effective tax rate was 17.9% and 20.9%, respectively. The effective tax rate for the nine months ended August 31, 2026 reflects the income tax benefit recognized primarily on the third quarter pre‑tax loss, including the impairment and inventory charges described above. Our tax rate differs from the statutory rate of 21.0% due to the effects of state income taxes net of the federal benefit, foreign tax rate differentials related to our South Africa operations, permanent non deductible expenses, discrete items related to share based compensation, and other items.

Net Loss

Net loss was $12.2 million for the nine months ended August 31, 2026, a decrease of $18.5 million compared to net income of $6.3 million for the nine months ended August 31, 2025.

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

	For the Nine Months Ended
	August 31,
	2026	2025
Net (loss) income	$(12,198)	$6,324

Adjustments:
Interest income	(167)	(400)
Income tax (benefit) expense	(2,666)	1,666
Depreciation and amortization	1,828	1,617
Non-GAAP EBITDA	$(13,203)	9,207

Stock-based compensation expense	1,972	2,297
Impairment loss on property and equipment	4,506	—
Write-down of ammunition inventory	3,605	—
Inventory reserve — strategic product rationalization	2,324	—
Severance/Officer recruiting	1,041	210
Non-GAAP adjusted EBITDA	$245	$11,714

Adjusted EBITDA for the three and nine months ended August 31, 2026 includes the benefit of approximately $2.3 million and $3.3 million, respectively, of refunds of previously paid tariffs recorded as a reduction of cost of goods sold, and a net gain of $0.2 million on the termination of our Scottsdale, Arizona retail lease, none of which are expected to recur. These items have not been excluded from Adjusted EBITDA because the related tariff payments and lease costs were not excluded from Adjusted EBITDA in the periods in which they were incurred. Excluding these items, Adjusted EBITDA would have been a loss of approximately $3.8 million and $3.3 million for the three and nine months ended August 31, 2026, respectively. Severance/officer recruiting for the three months ended August 31, 2025 reflects the reversal of $0.1 million of previously accrued severance, partially offset by $0.1 million of executive search fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Cash and cash equivalents as of August 31, 2026 totaled $8.4 million, a decrease of $5.3 million from $13.7 million of cash and cash equivalents as of November 30, 2025.

Operating Activities

Net cash used in operating activities was $3.5 million for the nine months ended August 31, 2026, compared to $11.5 million for the nine months ended August 31, 2025. Net loss was $12.2 million for the nine months ended August 31, 2026, compared to net income of $6.3 million for the prior year period. Significant non-cash and working capital items were as follows:

Non-cash items included stock-based compensation expense of $2.0 million, compared to $2.3 million in the prior year period. The decrease primarily reflects forfeitures related to employee departures. Depreciation and amortization was $1.8 million, compared to $1.6 million. In connection with our decision to permanently cease in-house ammunition production at its Fort Wayne, Indiana facility, we recorded a $4.5 million impairment charge, consisting primarily of $3.5 million of production machinery and equipment and $1.0 million of construction in progress. We also recorded $6.0 million of inventory write-downs and reserves, including a $3.6 million write-down of ammunition inventory associated with the Fort Wayne shutdown and a $2.4 million provision for slow-moving and excess inventory. The provision for expected credit losses was $2.0 million, compared to less than $0.1 million in the prior year period. The provision primarily reflects fully reserving the remaining trade receivables of our South Africa subsidiary from international distributors, together with reserves against certain domestic customer receivables. We recognized a deferred tax benefit of $2.7 million, compared to a deferred tax provision of $1.7 million in the prior year period. The benefit was recognized primarily on the second quarter pre-tax loss, including the impairment and inventory charges described above.

Accounts receivable decreased $6.3 million, compared to an increase of $6.3 million in the prior year period. The decrease reflects collection of fourth quarter fiscal 2025 chain store and international shipments, lower wholesale sales volume in the current period, and the reversal of $0.3 million of royalty receivables in connection with an adjustment to royalty revenue. Accounts payable and accrued liabilities decreased $8.6 million, compared to a decrease of $0.4 million in the prior year period. Accrued payroll decreased $3.7 million, reflecting the payment of fiscal 2025 bonuses in the first quarter of 2026 and the reversal of the fiscal 2026 bonus accrual in the third quarter. Trade payables and goods-received-not-invoiced balances decreased a combined $5.7 million as inventory purchasing declined significantly in the third quarter. These decreases were partially offset by $1.1 million of higher accrued media costs. Inventory used cash of $3.2 million, compared to $14.6 million in the prior year period. The current period use reflects first-half inventory purchases, including higher finished goods on slower sell-through, with purchasing sharply reduced in the third quarter; it excludes the non-cash write-downs and reserves described above and inventory acquired in the Hero acquisition. Inventory, net was $30.0 million as of August 31, 2026, compared to $32.7 million as of November 30, 2025. Finished goods increased from $9.6 million to $15.1 million, while raw materials decreased from $18.7 million to $10.7 million, including the effect of the $3.6 million write-down of ammunition inventory. The increase in finished goods primarily reflects slower sell-through as net revenue declined, with launcher unit sales decreasing approximately 28% in the nine months ended August 31, 2026 compared to the prior year period. Days in inventory, based on average inventory and cost of goods sold, increased to approximately 292 days for the nine months ended August 31, 2026 from approximately 228 days in the prior year period. We updated our excess and obsolescence analysis for the third quarter of fiscal 2026 based on inventory on hand, recent sales, and production consumption data, and recorded incremental reserves of $0.2 million during the three months ended August 31, 2026. During the same period, we utilized $0.6 million of previously established reserves upon the scrapping or disposal of the related inventory. Prepaid expenses and other current assets decreased $0.9 million, compared to an increase of $1.9 million in the prior year period. The decrease was primarily due to fewer vendor deposits with reduced purchasing, collections on a loan receivable, and lower prepaid marketing, partially offset by insurance policy renewals and higher prepaid income and franchise taxes. Operating lease liabilities decreased $1.2 million, compared to $0.4 million, reflecting lease payments and the August 2026 termination of our Scottsdale, Arizona retail store lease. Deferred revenue decreased $0.3 million, compared to $1.5 million. The decrease in cash used in operating activities compared to the prior year period was primarily attributable to the $6.3 million decrease in accounts receivable and approximately $3.3 million of cash refunds of previously paid tariffs, neither of which is expected to recur at comparable levels. Accounts receivable, net, was $2.5 million as of August 31, 2026.

Investing Activities

Net cash used in investing activities was $1.0 million for the nine months ended August 31, 2026, compared to net cash provided by investing activities of $0.6 million for the nine months ended August 31, 2025. Current period investing activities consisted of $1.2 million of purchases of property and equipment and $0.5 million of cash paid for the acquisition of Hero Defense Systems, LLC ("Hero"), net of cash acquired. These outflows were partially offset by $0.8 million of proceeds from the maturity of marketable debt securities. Prior period investing activities consisted of $5.8 million of purchases of property and equipment, more than offset by $6.4 million of proceeds from the sale of marketable debt securities. On August 6, 2026, we acquired Hero for total consideration of $1.7 million. The consideration consisted of cash, $0.5 million of our common stock, $0.6 million of contingent consideration payable in the form of royalties, and a $0.1 million holdback payable. The stock, contingent consideration and holdback are non-cash and are excluded from investing activities. See Note 6 for additional information.

Financing Activities

Cash flows used in financing activities was $1.1 million for the nine months ended August 31, 2026, compared to cash provided by financing activities of $0.1 million for the nine months ended August 31, 2025. The current year amount was primarily composed of taxes paid on issuances of restricted stock units of $0.2 million and payments of $1.0 million for repurchases of common stock. The prior year amount was primarily composed of proceeds from stock option exercises of $0.3 million, taxes paid on issuances of restricted stock units of $0.1 million, and payments of $0.1 million for repurchases of common stock.

We require significant capital to meet our obligations as they become due. Throughout the next twelve months, we expect to fund our operations primarily from existing cash and cash equivalents and cash generated from operations. We also have access to a $5.0 million revolving line of credit under our Credit Agreement, as discussed in Note 24, Credit Facility, which may be used, but is not currently anticipated to be drawn, to provide additional liquidity if needed. The $15.0 million delayed draw term loan under the Credit Agreement may be used only to finance permitted acquisitions, and the Credit Agreement's financial covenants are tested quarterly regardless of amounts outstanding. We may pursue additional equity offerings or debt financings to provide working capital and satisfy debt obligations. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. We are also evaluating additional sources of liquidity, including a potential asset-based credit facility. In addition, the voluntary reporting of the regulatory matter relating to our chemical irritant defense spray products described in Note 21 to the condensed consolidated financial statements and in Part II, Item 1A of this Quarterly Report may require the use of cash for product reformulation, inventory disposition, penalties or claims in amounts we are not presently able to estimate. If we are required to raise additional capital to support our operations and are unable to secure additional funding, we may be forced to curtail or suspend our business plans.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are outlined in Note 4, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements included in Item 8 of the 2025 10-K. Except as described below, there were no significant changes during the three and nine months ended August 31, 2026 to our critical accounting policies and estimates from those described in our 2025 10-K. During the nine months ended August 31, 2026, the following areas involved significant judgment and estimates: (i) business combinations, including the preliminary allocation of the purchase price of the Hero Acquisition to the assets acquired and the measurement of contingent royalty consideration using significant unobservable (Level 3) inputs, including projected net sales, scenario probabilities, and discount rates (see Notes 6 and 7); (ii) goodwill, including the evaluation of whether events or changes in circumstances indicated that the fair value of the reporting unit was less than its carrying amount (see Note 6); (iii) the allowance for expected credit losses, including the full reserve recorded against the royalty receivable from Byrna LATAM and the evaluation of the collectability of the loan receivable from Byrna LATAM (see Notes 8 and 10); (iv) inventory write-downs and reserves to net realizable value (see Note 11); and (v) income taxes, including the application of the estimated annual effective tax rate in interim periods and the realizability of deferred tax assets, including the valuation allowance established against certain state tax credits (see Note 20). Changes in the assumptions underlying these estimates could have a material effect on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2026 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO concluded with reasonable assurance, that as of August 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the third quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we are involved in various legal proceedings. The results of any such proceedings cannot be predicted with certainty because such matters are inherently uncertain. Significant damages or penalties may be sought in some matters, and some matters may require years to resolve. In our opinion, at this time, any liability from such proceedings would not have a material adverse effect on our business or financial condition.

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

Certain of our chemical irritant defense spray products contain solvents that are prohibited under federal law, which has required us to suspend sales of those products and may expose us to penalties, claims, and costs.

In September 2026, we determined that certain of our Fox Labs branded defense sprays are formulated by our third-party contract filler with trichloroethylene, the processing and distribution of which for consumer use has been prohibited by an EPA rule under the Toxic Substances Control Act since June 2025.  We suspended shipments of the affected Fox Labs products, instructed our dealers and distributors to suspend sales of them. As of October 6, 2026, we voluntarily disclosed this matter to the EPA and intend to file a voluntary disclosure report with the CPSC. We may incur costs to reformulate, relabel, replace or dispose of products; may be required to write down inventory; will lose revenue from the affected product lines while they are reformulated; may be subject to civil penalties; may face claims from customers, dealers, distributors or governmental authorities; and may be unable to recover our costs from our contract filler. Regulatory or public attention to this matter could also harm our reputation and our relationships with law enforcement and other institutional customers. We cannot predict the outcome of this matter or the cost or duration of these actions, and any of them could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 31, 2024, our Board of Directors approved a program to buy back up to $10 million worth of shares of our Common Stock from the open market during a period of two years (the “Stock Buyback Program”).  The Stock Buyback Program is intended to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. During the three months ended August 31, 2026, no shares of common stock were repurchased. The Stock Buyback Program expired by its terms on July 31, 2026. See Note 15 of our notes to condensed consolidated financial statements for information regarding the Stock Buyback Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended August 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows: on July 23, 2026, Laurilee Kearnes, our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement adopted on October 13, 2025, that was intended to satisfy the affirmative defense of Rule 10b5-1(c) and provided for the sale of up to 2,500 shares of our common stock during the period from February 9, 2026 through December 31, 2026.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Asset Purchase Agreement, dated as of July 7, 2026, by and among Byrna Technologies Inc., HERO Defense Systems, LLC, and the Founders named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2026).
10.1#	Separation Agreement and General Release, dated as of June 17, 2026, by and between Byrna Technologies Inc. and Luan Pham (incorporated by reference to Exhibit 10.1 to the Company’s Amendment to Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
#	Management contract or compensatory plan or arrangement.
†	Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Byrna Technologies Inc.

Date: October 8, 2026		/s/ Conn Davis
	Name:	Conn Davis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2026		/s/ Laurilee Kearnes
	Name:	Laurilee Kearnes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)